Form 10-Q
period 1996-03-31
MIKOHN GAMING CORP
filed 1996-05-13
CIK 912241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:                  MARCH 31, 1996
                                ------------------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the transition period from _____________________ to _____________________

Commission File Number:                    0-22752
                        --------------------------------------------------------


                           MIKOHN GAMING CORPORATION
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              NEVADA                                      88-0218876
- - -------------------------------------      -------------------------------------
     (State of other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                 Identification Number)



      1045 PALMS AIRPORT DRIVE, P.O. BOX 98686, LAS VEGAS, NV 89193-8686
- - --------------------------------------------------------------------------------
              (Address or principal executive office and zip code)


                                (702) 896-3890
                                --------------
             (Registrant's telephone number, including area code)


- - --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    X                 NO
         -------                 -------



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

          9,827,164                as of                 MAY 8, 1996
- - ------------------------------               ------------------------------
    (Amount Outstanding)                                    (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
Part I    FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets at March 31, 1996 and
                    December 31, 1995 (unaudited)                                    2

                    Consolidated Statements of Operations for the three
                    months ended March 31, 1996 and 1995 (unaudited)                 3

                    Consolidated Statement of Changes in Stockholders'
                    Equity for the three months ended March 31, 1996 (unaudited)     4

                    Consolidated Statements of Cash Flows for the three
                    months ended March 31, 1996 and 1995 (unaudited)                 5

                    Note to Consolidated Financial Statements (unaudited)            7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                              8

Part II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                                11

                           MIKOHN GAMING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                          MARCH 31,     DECEMBER 31,
                                                                             1996           1995
                                                                         ------------   -------------
                         ASSETS
                         ------
Current Assets:
 Cash and short-term investments                                         $ 4,951,555     $ 5,453,136
 Trade accounts receivable, net                                           17,634,795      19,658,708
 Other receivables                                                         3,245,282       2,981,236
 Installment sales receivable, current portion                             1,866,597       1,332,214
 Inventories
   Raw materials                                                          10,171,239       9,494,688
   Finished goods                                                          4,144,897       4,264,890
   Work in process                                                         3,857,443       3,464,884
 Prepaid expenses                                                          2,230,050       1,870,482
                                                                         -----------     -----------
     Total current assets                                                 48,101,858      48,520,238

Installment sales receivable, net of current portion                         790,000         241,174

Property and equipment, net                                               15,756,755      15,539,211

Intangible assets                                                         16,684,991      16,998,401

Other assets                                                               5,098,971       5,024,737
                                                                         -----------     -----------

Total assets                                                             $86,432,575     $86,323,761
                                                                         ===========     ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
 Current portion of long-term debt and notes payable                     $   907,294     $   786,172
 Trade accounts payable                                                    7,738,645       6,982,409
 Customer deposits                                                         3,757,931       2,875,174
 Accrued and other current liabilities                                     2,526,246       3,197,957
                                                                         -----------     -----------
     Total current liabilities                                            14,930,116      13,841,712
                                                                         -----------     -----------

Long-term debt                                                            21,636,540      22,305,160
                                                                         -----------     -----------

Deferred federal income taxes                                                839,065         825,065
                                                                         -----------     -----------

Stockholders' equity:
 Preferred stock, $.10 par value, 5,000,000 shares authorized, none issued
 Common stock, $.10 par value, 20,000,000 shares authorized,
   9,827,164 shares issued                                                   982,717         982,717
 Additional paid-in capital                                               48,259,166      48,259,166
 Foreign currency translation adjustment                                      21,873          30,736
 Retained earnings                                                            11,049         327,156
                                                                         -----------     -----------
     Total                                                                49,274,805      49,599,775
 Less treasury stock, 24,333 shares, at cost                                (247,951)       (247,951)
                                                                         -----------     -----------
     Total stockholders' equity                                           49,026,854      49,351,824
                                                                         -----------     -----------

Total liabilities and stockholders' equity                               $86,432,575     $86,323,761
                                                                         ===========     ===========

See the accompanying note to consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)



                                                             1996           1995
                                                         ------------   ------------
Sales                                                    $20,972,263    $19,327,842
Cost of sales                                             14,331,147     13,278,552
                                                         -----------    -----------

Gross profit                                               6,641,116      6,049,290
Selling, general and administrative expenses               6,852,529      6,131,475
                                                         -----------    -----------

Operating income (loss)                                     (211,413)       (82,185)

Interest expense                                            (500,961)       (78,046)
Other income and expense                                     226,267        174,833
                                                         -----------    -----------

Income (loss) before income tax (provision) benefit         (486,107)        14,602

Income tax (provision) benefit                               170,000         (5,100)
                                                         -----------    -----------

Net income (loss)                                        $  (316,107)   $     9,502
                                                         ===========    ===========

Weighted average common shares                             9,802,726      9,782,611
                                                         ===========    ===========

Earnings (loss) per common share                              $(0.03)         $0.00
                                                         ===========    ===========

See the accompanying note to consolidated financial statements.

                           MIKOHN GAMING CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                   COMMON STOCK                                                   FOREIGN
                              ----------------------   ADDITIONAL                                 CURRENCY
                              OUTSTANDING                PAID-IN      RETAINED      TREASURY    TRANSLATION
                                SHARES       AMOUNT      CAPITAL      EARNINGS       STOCK       ADJUSTMENT       TOTAL
                              -----------   --------   -----------   -----------   ----------   ------------   ------------
Balance, January 1, 1996        9,802,831   $982,717   $48,259,166    $ 327,156    $(247,951)       $30,736    $49,351,824

Net loss                                                               (316,107)                                  (316,107)

Translation adjustment                                                                               (8,863)        (8,863)
                              -----------   --------   -----------    ---------    ---------        -------    -----------

Balance, March 31, 1996         9,802,831   $982,717   $48,259,166    $  11,049    $(247,951)       $21,873    $49,026,854
                              ===========   ========   ===========    =========    =========        =======    ===========

See the accompanying note to consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                                      1996           1995
                                                                  ------------   ------------
Cash flows from operating activities:
 Net income (loss)                                                $  (316,107)   $     9,502
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                       514,760        352,199
   Amortization                                                       502,413        412,350
  Changes in assets and liabilities:
   Accounts receivable                                              1,759,867     (1,217,449)
   Contracts receivable                                            (1,083,209)       795,073
   Inventories                                                       (949,117)      (984,729)
   Prepaid expenses and other assets                                 (617,668)      (150,542)
   Accounts payable                                                   756,236        108,535
   Accrued and other current liabilities                              211,046     (3,214,344)
                                                                  -----------    -----------
Net cash provided by (used in) operating activities                   778,221     (3,889,405)
                                                                  -----------    -----------

Cash flows from investing activities:
 Purchase of business operations                                                  (3,500,000)
 Purchase of property and equipment                                  (732,304)    (2,108,563)
                                                                  -----------    -----------
Net cash used in investing activities                                (732,304)    (5,608,563)
                                                                  -----------    -----------

Cash flows from financing activities:
 Principal payments on notes payable and long-term debt              (547,498)      (205,033)
                                                                  -----------    -----------
Net cash used in financing activities                                (547,498)      (205,033)
                                                                  -----------    -----------

Decrease in cash                                                     (501,581)    (9,703,001)

Cash, beginning of period                                           5,453,136     11,512,442
                                                                  -----------    -----------

Cash, end of period                                               $ 4,951,555    $ 1,809,441
                                                                  ===========    ===========

See the accompanying note to consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                 1996         1995
                                                               ---------   -----------
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                       $785,904    $   18,185
                                                                ========    ==========
 Cash paid for state and federal income taxes                   $  6,603    $  388,516
                                                                ========    ==========

Supplemental schedule of non-cash investing and financing
 activities:
  Debt incurred in purchase of business assets and slot
  route operations                                                          $4,489,462
                                                                ========    ==========

See the accompanying note to consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     These condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at March 31, 1996, the results of its operations for the three months ended March 31, 1996 and 1995, the changes in stockholders' equity for the three months ended March 31, 1996 and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company on January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

                           MIKOHN GAMING CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY NOTICE

     This report contains forward-looking statements in which management shares its knowledge and judgment about factors that it believes may materially affect Company performance in the future. Terms expressing future expectations, enthusiasm about future potential and anticipated growth in sales, revenues and earnings and like expressions typically identify such statements.

     All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. They are necessarily speculative, and unforeseen factors such as unusual production problems, competitive pressures, failure to gain the acceptance of regulatory authorities and other adverse government action, customer resistance and general deterioration in economic conditions may cause results to differ materially from any that may be projected. Forward looking statements speak only as of the date they are made, and readers are warned that the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

     Readers are urged to carefully review and consider disclosures made by the Company in this and other reports that discuss factors germane to the Company's business. See particularly the Company's reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.


SALES

     Sales for the quarter ended March 31, 1996 were $21.0 million compared to $19.3 million in the prior year period, an increase of $1.6 million or 8.5%. Sales in the 1996 period include approximately $7.3 million by the domestic interior sign division, $1.6 million by the Trans Sierra division, $5.7 million by the outdoor lighting and sign group, $1.6 million by the games division (which includes revenues from table game leasing, keno equipment sales, slot machine sales and slot route operations) and $2.2 million by the Australian and European subsidiaries. Sales by the electronics division in the 1996 first quarter were $4.0 million, including $1.4 million in intracompany sales which have been eliminated in the consolidated statement of operations. Sales for the 1995 first quarter include approximately $8.6 million by the domestic interior sign division, $2.6 million by the Trans Sierra division, $4.1 million by the outdoor lighting and sign group, $1.1 million by the games division, $1.1 million by the two foreign subsidiaries and $4.4 million in sales by the electronics division, including approximately $2.5 million in intracompany sales that have been eliminated in the consolidated statement of operations.

     Management believes that the decrease in sales of $1.3 million by the domestic interior sign division when comparing the 1996 and 1995 first quarter results was primarily due to a reduction in the number of new casino openings, which reduction was caused in part by licensing delays in jurisdictions where casino gambling has recently been legalized. Although management believes that the Company continues to be the market leader in the sale of interior casino signage and slot progressive systems in the domestic market, other suppliers have entered these markets in competition with the Company. Although there is no assurance that competitors will not be able to expand their market penetration at the expense of the Company, the Company competes aggressively and management believes that it will maintain its position as the dominant supplier of these products in the domestic gaming market.

     During the 1996 first quarter the Company introduced and sold approximately $0.4 million of its new line of interior electronic displays that offer graphics improved over the Company's historic displays. Sales by the electronics division in the 1996 first quarter include approximately $0.8 million of CasinoLink(Trademark) products, the Company's player tracking, slot marketing and slot accounting system.

     Sales by the European subsidiary were $0.8 million in the quarter ended March 31, 1996 compared to $0.2 million in the comparable 1995 period. The Australian subsidiary had sales of $1.4 million in the 1996 period, an increase of $0.6 million over the 1995 three month period.

     As of March 31, 1996, the Company had backlogs of orders believed to be firm of $17.0 million. As of March 31, 1995 and December 31, 1995, the Company's backlogs were $12.7 million and $14.0 million, respectively.


GROSS PROFIT

     Gross profit for the quarter ended March 31, 1996 increased $0.6 million to $6.6 million from $6.0 million in the 1995 period. The gross profit margin was 31.7% in the 1996 period compared to 31.3% in the quarter ended March 31, 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses in the first quarter increased by $0.7 million, or 11.8%, to $6.8 million from $6.1 million in the 1995 period. Depreciation and amortization expense accounted for $0.3 million of this increase, primarily due to amortization of the goodwill and depreciation of the slot route gaming devices acquired in the Games of Nevada acquisition.


OTHER INCOME AND EXPENSE

     Interest expense increased to $0.5 million from $0.1 million in the 1995 first quarter period because of bank borrowing in 1996 and interest expense on the long-term debt incurred in the acquisition of the assets of Games of Nevada.


LIQUIDITY AND CAPITAL RESOURCES

     For the 1996 first quarter, the Company had a net loss of $0.3 million. Net cash provided by operating activities was $0.8 million, primarily due to
(a) a decrease in accounts receivable of $1.8 million; (b) an increase in installment sales receivable of $1.1 million; (c) an increase in inventories of $0.9 million; (d) an increase in prepaid expenses and other assets of $0.6 million; and (e) an increase in accounts payable and accrued liabilities of $1.0 million.

     Management believes that the Company's working capital of $33.2 million at March 31, 1996, including $5.0 million in cash and cash equivalents, will meet its working capital needs for the foreseeable future.

                           MIKOHN GAMING CORPORATION

                          PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K


 A.     Exhibits:

        *10.33     Employment Agreement dated October 23, 1995 between the
                   Company and Seamus McGill.

         27        Financial Data Schedule

B.      Reports on Form 8-K:

        None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                          MIKOHN GAMING CORPORATION, REGISTRANT



                                          BY: /S/      David J. Thompson
                                              ---------------------------------
                                                       David J. Thompson,
                                              Chairman, Chief Executive Officer
                                                (Principal Financial Officer)
Dated:  May 10, 1996