Form 10-Q
period 1996-06-30
MIKOHN GAMING CORP
filed 1996-08-12
CIK 912241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:       JUNE 30, 1996
                                ---------------------------------------------

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from
         to                                                 ------------------
           ------------------

Commission File Number:                0-22752
                        ------------------------------------------------------

                           MIKOHN GAMING CORPORATION
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           NEVADA                                   88-0218876
- ---------------------------------    ---------------------------------------
(State of other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)


      1045 PALMS AIRPORT DRIVE, P.O. BOX 98686, LAS VEGAS, NV 89193-8686
- --------------------------------------------------------------------------------
             (Address or principal executive office and zip code)


                               (702) 896-3890
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

     YES    X     NO
         -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

           9,859,864                 as of                August 7, 1996
- ------------------------------                    -----------------------------
     (Amount Outstanding)                                      (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS



                                                                                        Page
                                                                                        ----
Part I      FINANCIAL INFORMATION

            Item 1.   Consolidated Financial Statements
                      Consolidated Balance Sheets at June 30, 1996 and
                      December 31, 1995 (unaudited)                                        2

                      Consolidated Statements of Operations for the Three and
                      Six Months Ended June 30, 1996 and 1995 (Unaudited)                  3

                      Consolidated Statement of Changes in Stockholders' Equity
                      Equity for the Six Months Ended June 30, 1996 (Unaudited)            4

                      Consolidated Statements of Cash Flows for the Six Months
                      Ended June 30, 1996 and 1995 (Unaudited)                             5

                      Note to Consolidated Financial Statements (Unaudited)                7

            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                  8

 Part II    OTHER INFORMATION

            Item 4.   Submission of Matters to a Vote of Security Holders                 12

            Item 6.   Exhibits and Reports on Form 8-K                                    13


                           MIKOHN GAMING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                             JUNE 30,     DECEMBER 31,
                                               1996           1995
                                               ----           ----
                ASSETS
                ------

Current Assets:

  Cash and short-term investments          $ 6,652,147     $ 5,453,136
  Trade accounts receivable, net            18,473,146      19,658,708
  Other receivables                            206,247       2,981,236
  Installment sales receivable, current
    portion                                  2,003,490       1,332,214
  Inventories
    Raw materials                           11,168,379       9,494,688
    Finished goods                           4,244,921       4,264,890
    Work in process                          3,625,622       3,464,884
  Prepaid expenses                           2,625,395       1,870,482
                                           -----------     -----------
        Total current assets                48,999,347      48,520,238

Installment sales receivable, net of
  current portion                              634,712         241,174

Property and equipment, net                 15,642,306      15,539,211

Intangible assets                           16,314,101      16,998,401

Other assets                                 4,819,096       5,024,737
                                           -----------     -----------

Total assets                               $86,409,562     $86,323,761
                                           ===========     ===========



  LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------

Current liabilities:
  Current portion of long-term debt and
    notes payable                          $17,974,517     $   786,172
  Trade accounts payable                     5,721,020       6,982,409
  Customer deposits                          5,449,694       2,875,174
  Accrued and other current liabilities      2,357,217       3,197,957
                                           -----------     -----------
        Total current liabilities           31,502,448      13,841,712
                                           -----------     -----------

Long-term debt                               4,847,282      22,305,160
                                           -----------     -----------

Deferred federal income taxes                  839,065         825,065
                                           -----------     -----------
Stockholders' equity:
  Preferred stock, $.10 par value,
    5,000,000 shares authorized, none
    issued
  Common stock, $.10 par value,
    20,000,000 shares authorized,
    9,855,864 and 9,827,164 shares
    shares issued                              985,586         982,717
  Additional paid-in capital                48,379,821      48,259,166
  Foreign currency translation
    adjustment                                  (1,713)         30,736
  Retained earnings                            105,024         327,156
                                           -----------     -----------
      Total                                 49,468,718      49,599,775
  Less treasury stock, 24,333 shares,
    at cost                                   (247,951)       (247,951)
                                           -----------     -----------
      Total stockholders' equity            49,220,767      49,351,824
                                           -----------     -----------

Total liabilities and stockholders'
equity                                     $86,409,562     $86,323,761
                                           ===========     ===========

See the accompanying note to consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                           --------                            --------
                                                      1996          1995                 1996          1995
                                                      ----          ----                 ----          ----
Sales                                              $23,047,937    $21,294,628         $44,020,200    $40,622,470

Cost of Sales                                       15,142,683     13,659,976          29,473,830     26,938,528
                                                   -----------    -----------         -----------    -----------
Gross Profit                                         7,905,254      7,634,652          14,546,370     13,683,942

Selling, general and administrative
  expenses                                           7,368,549      7,626,349          14,221,078     13,757,824
                                                   -----------    -----------         -----------    -----------

Operating income (loss)                                536,705          8,303             325,292        (73,882)

Interest expense                                      (435,721)      (158,024)           (936,682)      (236,070)

Other income and expense                                43,382         85,879             269,649        260,712
                                                   -----------    -----------         -----------    -----------
Income (loss) before income tax
 (provision) benefit                                   144,366        (63,842)           (341,741)       (49,240)

Income tax (provision) benefit                         (50,391)        22,100             119,609         17,000
                                                   -----------    -----------         -----------    -----------

Net income (loss)                                  $    93,975    $   (41,742)        $  (222,132)   $   (32,240)
                                                   ===========    ===========         ===========    ===========

Weighted average common shares                       9,814,849      9,799,974           9,808,840      9,791,340
                                                   ===========    ===========         ===========    ===========

Earnings (loss) per common share                   $      0.01    $     (0.00)        $     (0.02)   $     (0.00)
                                                   ===========    ===========         ===========    ===========

See the accompanying note to financial statements.

                           MIKOHN GAMING CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                       Common Stock                                                  Foreign
                                       ------------        Additional                               Currency
                                  Outstanding                Paid-in      Retained     Treasury    Translation
                                    Shares       Amount      Capital      Earnings      Stock       Adjustment       Total
                                    ------       ------      -------      --------      -----       ----------       -----
Balance, January 1, 1996            9,827,164   $982,717   $48,259,166   $ 327,156    $(247,951)      $ 30,736    $49,351,824

Net loss                                                                  (222,132)                                  (222,132)

Proceeds from sale of
 stock                                 28,700      2,869       120,655                                                123,524

Translation adjustment                                                                                 (32,449)       (32,449)
                                    ---------   --------   -----------   ---------    ---------       --------    -----------

Balance, June 30, 1996              9,855,864   $985,586   $48,379,821   $ 105,024    $(247,951)      $ (1,713)   $49,220,767
                                    =========   ========   ===========   =========    =========       ========    ===========

See the accompanying note to financial statements.

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                               1996           1995
                                               ----           ----
Cash flows from operating activities:
 Net loss                                 $  (222,132)   $   (32,240)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation                             1,219,388        804,939
   Amortization                             1,001,325        850,394
   Change in exchange rate variance           (32,449)       (69,026)
   Changes in assets and liabilities:
    Accounts receivable                     3,960,551     (2,226,721)
    Contracts receivable                   (1,064,814)    (2,111,786)
    Inventories                            (1,814,460)    (3,410,240)
    Prepaid expenses and other assets        (866,297)      (277,432)
    Accounts payable                       (1,261,389)       367,872
    Customer deposits                       2,574,520     (1,601,991)
    Accrued and other current
     liabilities                             (826,740)      (493,086)
                                          -----------    -----------
Net cash provided by (used in)
 operating activities                       2,667,503     (8,199,317)
                                          -----------    -----------
Cash flows from investing activities:
 Purchase of business operations                          (3,500,000)
 Purchase of property and equipment        (1,322,483)    (4,394,173)
 Proceeds from sale of common stock           123,524
                                          -----------    -----------
Net cash used in investing activities      (1,198,959)    (7,894,173)
                                          -----------    -----------
 Cash flows from financing activities:
  Proceeds from long-term debt and
   notes payable                              304,549      6,535,400
  Principal payments on notes payable
   and long-term debt                        (574,082)      (397,536)
                                          -----------    -----------
Net cash provided by (used in)
 financing activities                        (269,533)     6,137,864
                                          -----------    -----------
Increase (decrease) in cash                 1,199,011     (9,955,626)

Cash, beginning of period                   5,453,136     11,512,442
                                          -----------    -----------
Cash, end of period                       $ 6,652,147    $ 1,556,816
                                          ===========    ===========

See the accompanying note to financial statements.

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                                 1996           1995
                                                 ----           ----
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for
   interest                                 $   943,533     $  407,586
                                            ===========     ==========
  Cash paid (received) during the period
   for state and federal income taxes
   income taxes                             $(2,772,914)    $  484,091
                                            ===========     ==========
Distribution of common stock held in
 Treasury                                                   $  231,991
                                            ===========     ==========
Supplemental schedule of non-cash
 investing and financing activities:
  Debt incurred in purchase of business
   assets and slot route operations                         $4,489,562
                                            ===========     ==========

See the accompanying note to financial statements.

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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accrual) necessary to present fairly the financial position of the Company at June 30, 1996, the results of its operations for the three and six months ended June 30, 1996 and 1995, the changes in stockholders' equity for the six months ended June 30, 1996 and cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

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


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- ---------------------------------------

SALES
- -----

     Sales for the six month period ended June 30, 1996 were $44.0 million compared to $40.6 million in the same in the same period in the prior year, an increase of $3.4 million or 8.4%. Sales in the 1996 period include approximately $18.7 million by the domestic interior sign division, $3.8 million by the Trans Sierra division, $8.4 million by the outdoor lighting and sign group, $3.1 million by the games division, and $5.2 million by the international subsidiaries. Sales by the electronics division in the first half of

1996 were $9.5 million, including $4.7 million in intercompany sales which have been eliminated in the consolidated statement of operations. Sales for the six month period ended June 30, 1995 include approximately $17.9 million by the domestic interior sign division, $6.8 million by the Trans Sierra division, $6.4 million by the outdoor lighting and sign group, $2.8 million by the games division, $2.8 million by the international subsidiaries and $8.7 million by the electronics division, including approximately $4.8 million in intercompany sales that have been eliminated in the consolidated statement of operations. Sales made by the international subsidiaries increased $2.4 million or 85.7% and accounted for 11.8% of total sales for the 1996 period compared to 6.9% in the 1995 period. Sales of the Trans Sierra division decreased $3.0 million or 44.1% because of the lack of major orders for surveillance equipment from new casino projects. The outdoor lighting and sign groups had an increase in revenues of $2.0 million or 31.3% primarily attributable to the MikohnVision(TM) product line.

      As of June 30, 1996, the Company had a backlog of orders believed to be firm of $21.2 million. Order backlogs as of March 31, 1996, and June 30, 1995, were $17.0 million and $14.5 million, respectively.

GROSS PROFIT
- ------------

     Gross profit for the six months ended June 30, 1996, increased to $14.5 million from $13.7 million in the comparable 1995 period, an increase of $0.8 million or 5.8%. The gross profit margin was 33.0% in the 1996 period compared to 33.7% in the 1995 period. The Trans Sierra division had a gross profit margin of 5.4% for the 1996 six month period compared to 22.9% in the comparable 1995 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

     Selling, general and administrative expenses increased by $0.4 million to $14.2 million in the six month period ended June 30, 1996, compared to $13.8 million in the same period in the prior year. As a percentage of sales, selling, general and administrative expenses were 32.3% and 34.0% for the 1996 and 1995 periods, respectively. Selling and marketing expenses decreased to $6.3 million in the six month period ended June 30, 1996 from $6.8 million in the prior year period.

      Research and development expenses, which are expensed when incurred, were $1.6 million and $1.9 million for the six month period ended June 30, 1996, and 1995, respectively. Management believes that the development of new and innovative products, as well as enhancement of the Company's existing product lines for the domestic and international markets, are vital to the future growth of the Company. CasinoLink(TM), CaddTrack(TM) and MikohnVision(TM) are three of the new products recently introduced, each of which is expected by management to be successful. Safejack(TM), the Company's computerized tracking security, player tracking and marketing system for blackjack tables, will be field tested in the third quarter of 1996 and the Company expects to begin installation of tables in the first quarter of 1997.

      Depreciation and amortization totaled $2.1 million for the six month period ending June 30, 1996 compared to $1.5 million in the 1995 six month period.

OTHER INCOME AND EXPENSE
- ------------------------

     Interest expense increased to $0.9 million in the 1996 six month period from $0.2 million in the comparable 1995 period due to increased bank borrowings and interest expense on the long-term debt incurred in the acquisition of the assets of Games of Nevada.

THREE MONTHS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------

SALES
- -----

     Sales increased by $1.7 million or 8.0% to $23.0 million for the three months ended June 30, 1996, compared to $21.3 million in the prior year period. Sales in the 1996 period include approximately $11.5 million by the domestic interior sign division, $2.2 million by the Trans Sierra division, $2.7 million by the outdoor lighting and sign group, $1.5 million by the games division and $2.9 million by the international subsidiaries. Sales by the electronics division in the 1996 second quarter were $5.5 million, including $3.3 million in intercompany sales which have been eliminated in the consolidated statement of operations. Sales for the 1995 second quarter include $9.4 million by the domestic interior sign division, $4.2 million by the Trans Sierra division, $2.3 million by the outdoor lighting and sign group, $1.7 million by the games division, $1.7 by the international subsidiaries and $4.3 million by the electronics division, including $2.3 million in intercompany sales which have been eliminated.

GROSS PROFIT
- ------------

     For the three months ended June 30, 1996, gross profit was $7.9 million, $
0.3 million or 4.0% greater than the $7.6 million reported for the same period in 1995. The gross profit margin was 34.4% in the current year period as compared to 35.7% in the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE
- -----------------------------------

In the three month period ended June 30, 1996, selling, general and administrative expenses decreased by $0.2 million to $7.4 million, compared to $7.6 million in the same period in 1995. As a percentage of sales, selling, general and administrative expenses were 32.2% and 35.7% for the 1996 and 1995 three month periods, respectively. Research and development expenses decreased to $0.7 million in the 1996 three month period from $1.1 million in the comparable 1995 period. Selling and marketing expenses decreased $0.4 million to $3.3 million in three month period compared to $3.7 million in the same period in 1995. Depreciation and amortization increased to $1.1 million for the 1996 quarter compared to $0.8 million for the quarter ended June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1996, the Company had a net loss of $0.2 million. Net cash provided by operating activities was $2.7 million, reflecting among other items a $4.0 million reduction in accounts receivable and a $2.6 million increase in customer deposits, which were offset by a $1.8 million increase in inventories, a $1.1 million increase in contracts receivable and a $1.3 million decrease in accounts payable. The reduction in accounts receivable was primarily due to income tax refunds of $2.8 million.

     The Company's $20.0 million senior secured credit facility with Bank of America Nevada is due on May 31, 1997, and has been reclassified as the current portion of long-term debt from long term debt. As of June 30, 1996, the Company had drawn $17.9 million of the $20.0 million credit facility.

     At June 30, 1996, the Company had working capital of $17.5 million compared to $34.7 million at December 31, 1995. The decrease was due to reclassifying the Bank of America credit facility as a current liability. At June 30, 1996 the Company had $6.7 million in cash and cash equivalents.

                           MIKOHN GAMING CORPORATION

                          PART II - OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders

     Certain matters were submitted to the stockholders for their approval or other action at the annual meeting of stockholders, all as set forth in the Company's Proxy Statement dated April 12, 1996 heretofore filed with the Commission and incorporated by this reference.

(a) The annual meeting of stockholders was on held May 14, 1996. On the record date, March 20, 1996, there were 9,827,164 shares of common stock outstanding and entitled to vote.

(b) Each of the seven directors of the Company -- Messrs. Thompson, Garcia, Peterson, Oliver, Campbell, Irvine and Todoroff -- received the vote of 9,324,689 shares and each was reelected to an additional term of one year. In the case of Mr. Peterson, 250,072 shares abstained from voting, and in the case of each of the other directors, 229,172 shares abstained from voting. No shares were voted against any of the directors.

(c) Certain amendments to the Employee Stock Option Plan were approved. 7,513,643 shares were voted in favor of the amendments, 438,759 shares were voted against and 14,870 shares abstained.

(d) Certain amendments to the Director Stock Option Plan were approved. 7,799,216 shares were voted in favor of the amendments, 151,902 shares were voted against and 10,041 shares abstained.

(e) The continued retention of Deloitte & Touche as independent auditors was approved. 9,502,443 shares voted in favor thereof, 41,287 shares voted against and 10,041 shares abstained.



Item 6 - Exhibits and Reports on Form 8-K

A.      Exhibits
        *10.24 Employment Agreement dated May 19, 1996 between the Company and Carolan Pepin

        *10.25 Employment Agreement dated June, 2 1996 between the Company and Don Stevens

         27      Financial Data Schedule


B.      Reports on Form 8-K:

        None


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                    MIKOHN GAMING CORPORATION, REGISTRANT

                                  BY: /s/        Donald W. Stevens
                                     ----------------------------------------
                                     Donald Stevens, Executive Vice President
                                     Treasurer (Principal Financial Officer)

Dated:   August 9, 1996