Form 10-Q
period 1996-09-30
MIKOHN GAMING CORP
filed 1996-11-04
CIK 912241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:         SEPTEMBER  30, 1996
                                -------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from________ to __________

Commission File Number:               0-22752
                        --------------------------------------



                           MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         NEVADA                                              88-0218876
------------------------------                  --------------------------------
  (State of other jurisdiction                 (I.R.S. Employer Identification
of incorporation or organization)                Number)



         1045 PALMS AIRPORT DRIVE, P.O. BOX 98686, LAS VEGAS, NV  89193-8686
-------------------------------------------------------------------------------
                  Address or principal executive office and zip code)

                                (702) 896-3890
                        ------------------------------
              (Registrant's telephone number, including area code)


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

     YES    X       NO
         -------       -------



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

          9,893,531                   as of                 NOVEMBER 1, 1996
---------------------------------                   ---------------------------
   (Amount Outstanding)                                         (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
Part I       FINANCIAL INFORMATION

             Item 1.           Consolidated Financial Statements                         2

                               Consolidated Balance Sheets at September 30, 1996
                               and December 31, 1995 (Unaudited)                         2

                               Consolidated Statements of Operations for the
                               Three and Nine Months Ended September 30, 1996 and
                               1995 (Unaudited)                                          3

                               Consolidated Statement of Changes in Stockholders'
                               Equity for the Nine Months Ended September 30,
                               1996 (Unaudited)                                          4

                               Consolidated Statements of Cash Flows for the Nine
                               Months Ended September 30, 1996 and 1995
                               (Unaudited)                                               5

                               Note to Consolidated Financial Statements
                               (Unaudited)                                               7

             Item 2.           Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                       8

Part II      OTHER INFORMATION

             Item 4.           Submission of Matters to a Vote of Security Holders      13

             Item 6.           Exhibits and Reports on Form 8-K                         13


                           MIKOHN GAMING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                               ----            ----
                                   ASSETS
                                   ------
Current Assets:
  Cash and short-term investments                                           $ 4,628,499     $ 5,453,136
  Trade accounts receivable, net                                             21,197,952      19,658,708
  Other receivables                                                             304,235       2,981,236
  Installment sales receivable, current portion                               1,266,627       1,332,214
  Inventories
    Raw materials                                                            11,814,845       9,494,688
    Finished goods                                                            5,175,768       4,264,890
    Work in process                                                           4,532,921       3,464,884
  Prepaid expenses                                                            2,764,969       1,870,482
                                                                            -----------     -----------
        Total current assets                                                 51,685,816      48,520,238

Installment sales receivable, net of current portion                            187,613         241,174

Property and equipment, net                                                  15,639,517      15,539,211

Intangible assets                                                            15,818,694      16,998,401

Other assets                                                                  5,182,306       5,024,737
                                                                            -----------     -----------

Total assets                                                                $88,513,946     $86,323,761
                                                                            ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
  Current portion of long-term debt and notes payable                       $18,531,227     $   786,172
  Trade accounts payable                                                      5,349,269       6,982,409
  Customer deposits                                                           7,147,635       2,875,174
  Accrued and other current liabilities                                       2,694,014       3,197,957
                                                                            -----------     -----------
        Total current liabilities                                            33,722,145      13,841,712
                                                                            -----------     -----------

Long-term debt                                                                4,445,471      22,305,160
                                                                            -----------     -----------

Deferred federal income taxes                                                   839,065         825,065
                                                                            -----------     -----------

Stockholders' equity:
  Preferred stock, $.10 par value, 5,000,000 shares authorized, none issued
  Common stock, $.10 par value, 20,000,000 shares authorized,
     9,897,864 and 9,827,164 shares issued                                      989,786         982,717
  Additional paid-in capital                                                 48,432,558      48,259,166
  Foreign currency translation adjustment                                        10,649          30,736
  Retained earnings                                                             121,161         327,156
                                                                            -----------     -----------
     Total                                                                   49,554,154      49,599,775
  Less treasury stock, 4,333 and 24,333 shares, at cost                         (46,889)       (247,951)
                                                                            -----------     -----------
     Total stockholders' equity                                              49,507,265      49,351,824
                                                                            -----------     -----------

Total liabilities and stockholders' equity                                  $88,513,946     $86,323,761
                                                                            ===========     ===========

See the accompanying note to consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                         -------------                -------------
                                                   1996           1995            1996            1995
                                                   ----           ----            ----            ----

Sales                                           $21,651,274    $ 15,128,762    $65,671,474    $ 55,751,231
Cost of Sales                                    14,211,272      13,756,508     43,616,552      40,695,036
                                                -----------    ------------    -----------    ------------

Gross Profit                                      7,440,002       1,372,254     22,054,922      15,056,195
Selling, general and administrative
  expenses                                        7,129,701       7,909,477     21,419,331      21,667,300
Write-off of assets and other                                     3,449,028                      3,449,028
                                                -----------    ------------    -----------    ------------

Operating income (loss)                             310,301      (9,986,251)       635,591     (10,060,133)

Interest expense                                   (475,443)       (361,394)    (1,412,125)       (597.464)
Other income and expense                            189,969         164,404        459,618         425,116
                                                -----------    ------------    -----------    ------------

Income (loss) before income tax
 (provision) benefit                                 24,827     (10,183,241)      (316,916)    (10,232,481)


Income tax (provision) benefit                       (8,689)      3,564,000        110,921       3,581,000
                                                -----------    ------------    -----------    ------------

Net income (loss)                               $    16,138    $ (6,619,241)   $  (205,995)   $ (6,651,481)
                                                ===========    ============    ===========    ============

Weighted average common shares                    9,839,357       9,802,716      9,817,189       9,795,174
                                                ===========    ============    ===========    ============

Earnings (loss) per common share                      $0.00          $(0.68)        $(0.02)         $(0.68)
                                                ===========    ============    ===========    ============

See the accompanying note to financial statements.

                           MIKOHN GAMING CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                    COMMON STOCK                                                     FOREIGN
                                    -------------          ADDITIONAL                                CURRENCY
                               OUTSTANDING                  PAID-IN       RETAINED      TREASURY   TRANSLATION
                                 SHARES        AMOUNT       CAPITAL       EARNINGS       STOCK      ADJUSTMENT      TOTAL
                                 ------        ------       -------       --------       -----      ----------      -----

Balance, January 1,
 1996                            9,827,164    $982,717    $48,259,166     $ 327,156    $(247,951)    $ 30,736    $49,351,824

Net loss                                                                   (205,995)                                (205,995)

Proceeds from sale of
 stock                              90,700       9,069        372,454                                                381,523

Cancellation of Treasury
 Stock                             (20,000)     (2,000)      (199,062)                   201,062

Translation adjustment                                                                                (20,087)       (20,087)
                                 ---------    --------    -----------    ----------    ---------   ----------    -----------

Balance, September 30,
 1996                            9,897,864    $989,786    $48,432,558     $ 121,161    $ (46,889)    $ 10,649    $49,507,265
                                 =========    ========    ===========    ==========    =========   ==========    ===========


See the accompanying note to financial statements.

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                      1996           1995
                                                                      ----           ----
Cash flows from operating activities:
   Net loss                                                       $  (205,995)   $ (6,651,481)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation                                                     1,853,934       1,297,180
   Amortization                                                     1,502,942       1,330,496
   Change in exchange rate variance                                   (20,087)        (65,144)
   Provision for bad debts                                                            410,000
   Write-off of noncurrent assets                                                   1,544,841
Changes in assets and liabilities:
   Accounts receivable                                              1,137,757      (3,696,074)
   Contracts receivable                                               119,148         741,371
   Inventories                                                     (4,299,072)     (2,489,735)
   Other assets                                                      (480,804)     (4,268,260)
   Prepaid expenses                                                  (894,487)       (356,860)
   Accounts payable                                                (1,633,140)     (1,772,319)
   Customer deposits                                                4,272,461      (2,075,855)
   Accrued and other current liabilities                             (489,943)      1,247,785
                                                                  -----------    ------------
Net cash provided by (used in) operating activities                   862,714     (14,804,055)
                                                                  -----------    ------------

Cash flows from investing activities:
   Purchase of business operations                                                 (3,500,000)
   Purchase of property and equipment                              (1,954,240)     (5,209,004)
                                                                  -----------    ------------
Net cash used in investing activities                              (1,954,240)     (8,709,004)
                                                                  -----------    ------------

Cash flows from financing activities:
   Proceeds from long-term debt and notes payable                     550,682      17,925,564
   Principal payments on notes payable and long-term debt            (665,316)       (658,896)
                                                                  -----------    ------------
Net cash provided by (used in) financing activities                  (114,634)     17,266,668
                                                                  -----------    ------------

Net equity proceeds                                                   381,523
                                                                  -----------    ------------

Decrease in cash                                                     (824,637)     (6,246,391)

Cash, beginning of period                                           5,453,136      11,512,442
                                                                  -----------    ------------

Cash, end of period                                               $ 4,628,499    $  5,266,051
                                                                  ===========    ============

See the accompanying note to financial statements.

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                               1996           1995
                                                               ----           ----
Supplemental disclosure of cash flow information:

 Cash paid during the period for interest                   $ 1,281,646     $  344,312
                                                            ===========     ==========

 Cash paid (received) during the period for state and
    federal income taxes                                    $(2,781,890)    $  470,749
                                                            ===========     ==========


Distribution of common stock held in Treasury               $  (227,993)    $  231,991
                                                            ===========     ==========


Supplemental schedule of non-cash investing and financing activities:

  Debt incurred in purchase of business assets and
   slot route operations                                                    $4,489,562
                                                            ===========     ==========

See the accompanying note to financial statements.

                           MIKOHN GAMING CORPORATION

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)



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

    In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accrual) necessary to present fairly the financial position of the Company at September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995, the changes in stockholders' equity for the nine months ended September 30, 1996 and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

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

    All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. They are necessarily speculative, and unforeseen factors such as unusual production problems, competitive pressures, failure to gain the acceptance of regulatory authorities and other adverse government action, customer resistance and general deterioration in economic conditions may cause results to differ materially from any that may be projected. Forward-looking statements speak only as of the date they are made, and readers are warned that the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

  Readers are urged to carefully review and consider disclosures made by the Company in this and other reports that discuss factors germane to the Company's business. See particularly the Company's reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
---------------------------------------------

SALES
-----

  Sales for the nine month period ended September 30, 1996 were $65.7 million compared to $55.8 million in the same period in the prior year, an increase of $9.9 million or 17.7%. Sales in the 1996 period include approximately $29.6 million by the domestic interior sign division, $4.8 million by the Trans Sierra division, $11.4 million by the outdoor lighting and sign group, $4.5 million by the games division, and $8.9 million by the international subsidiaries. Sales by the electronics division in the first nine months of 1996 were $14.9 million, including $8.5 million in intercompany sales which have been eliminated in the consolidated statement of operations. Sales for the nine month period ended September 30, 1995 include approximately $24.6 million by the domestic interior sign division, $9.4 million by the Trans Sierra division, $8.3 million by the outdoor lighting and sign group, $3.7 million by the games division, $4.5 million by the international subsidiaries and $11.7 million by the electronics division, including approximately $6.5 million in intercompany sales that have been eliminated in the consolidated statement of operations. Sales made by the international subsidiaries increased $4.4 million or 95.9% and accounted for 13.5% of total sales for the 1996 period compared to 8.1% in the 1995 period. Sales of the Trans Sierra division decreased $4.6 million or 48.5% because of the lack of major orders for surveillance equipment from new casino projects. The outdoor lighting and sign groups had an increase in revenues of $3.0 million or 36.4% primarily attributable to the MikohnVision(TM) product line.

  As of September 30, 1996, the Company had a backlog of orders believed to be firm of $24.1 million. Order backlogs as of June 30, 1996, and September 30, 1995, were $21.2 million and $13.2 million, respectively.

GROSS PROFIT
------------

   Gross profit for the nine months ended September 30, 1996, increased to $22.0 million from $15.1 million in the comparable 1995 period, an increase of $6.9 million or 45.7%. The gross profit margin was 33.5% in the 1996 period compared to 27.0% in the 1995 period. The Trans Sierra division had a negative gross profit margin of 1.8% for the 1996 nine month period compared to 19.9% in the comparable 1995 period. The gross profit margin for the 1995 period was negatively impacted by various factors, including approximately $1.2 million of unusual adjustments related to the restructuring, primarily inventory reserves, that increased cost of sales during the third quarter of 1995; a retroactive $.5 million decrease in table game lease revenues which resulted from the renegotiation of the royalty agreement under which the Company has the rights to lease table games; the lower gross profit margins realized by acquired business operations; market penetration discounts offered in certain foreign markets; and fewer new casinos opening.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

   Selling, general and administrative expenses decreased by $0.3 million to $21.4 million in the nine month period ended September 30, 1996, compared to $21.7 million in the same period in the prior year. As a percentage of sales, selling, general and administrative expenses were 32.5% and 38.9% for the 1996 and 1995 periods, respectively. Selling and marketing expenses decreased to $9.6 million in the nine month period ended September 30, 1996 from $10.4 million in the prior year period.

   Research and development expenses, which are expensed when incurred, were $2.4 million and $2.8 million for the nine month period ended September 30, 1996, and 1995, respectively. Management believes that the development of new and innovative products, as well as enhancement of the Company's existing product lines for the domestic and international markets, are vital to the future growth of the Company. CasinoLink(TM), CaddTrack(TM) and MikohnVision(TM) are three of the new products recently introduced, each of which is expected by management to be successful. Safejack(TM), the Company's computerized system that tracks player action and provides security against cheating and dealer error at blackjack tables, is currently being field tested, and the Company expects to successfully conclude these tests and begin installing Safejack(TM) tables on a commercial basis in the first half of 1997. This system also generates information on player betting that is highly useful in casino marketing.

   Depreciation and amortization totaled $3.1 million for the nine month period ending September 30, 1996 compared to $2.4 million in the 1995 nine month period. General and administrative expenses increased to $6.3 million in the 1996 period from $6.0 million in 1995.

WRITE-OFF OF ASSETS AND OTHER
-----------------------------

   During the quarter ended September 30, 1995, the Company commenced a restructuring and consolidation program as a means of eliminating redundancies in facilities and product lines and to reduce operating costs and expenses. Costs of approximately $3.4 million associated with this program, which were charged against operations in the 1995 quarter, consisted primarily of (a) the write-off of leasehold improvements and other costs associated with the closure of the Reno interior sign manufacturing facility; (b) reserves for materials inventory in excess of the requirements to produce complete units for product lines being discontinued; and (c) the write-off of a covenant-not-to-compete associated with a product line being discontinued.

OTHER INCOME AND EXPENSE
------------------------

   Interest expense increased to $1.4 million in the 1996 nine month period from $0.6 million in the comparable 1995 period because of increased bank borrowings and interest expense on the long-term debt incurred in the acquisition of the assets of Games of Nevada.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
----------------------------------------------

SALES
-----

   Sales were $21.7 million for the three months ended September 30, 1996 an increase of $6.6 million or 43.7% over the compared to $15.1 million in the prior year period. Sales in the 1996 period include approximately $10.9 million by the domestic interior sign division, $1.1 million by the Trans Sierra division, $3.0 million by the outdoor lighting and sign group, $1.4 million by the games division and $3.7 million by the international subsidiaries. Sales by the electronics division in the 1996 third quarter were $5.4 million, including $3.8 million in intercompany sales that have been eliminated in the consolidated statement of operations. Sales for the 1995 third quarter include $6.7 million by the domestic interior sign division, $2.6 million by the Trans Sierra division, $1.9 million by the outdoor lighting and sign group, $.9 million by the games division, $1.7 million by the international subsidiaries and $3.0 million by the electronics division, including $1.7 million in intercompany sales which have been eliminated.

GROSS PROFIT
------------

   For the three months ended September 30, 1996, gross profit was $7.4 million, $6.0 million greater than the $1.4 million reported for the same period in 1995. The gross profit margin was 34.4% in the current year period as compared to 9.1% in the prior year period. See Gross Profit for the Nine Months Ended September 30, 1996 and 1995 for an explanation for the increase in the profit margin.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

   In the three month period ended September 30, 1996, selling, general and administrative expenses decreased by $0.8 million to $7.1 million, compared to $7.9 million in the same period in 1995. As a percentage of sales, selling, general and administrative expenses were 32.9% and 52.5% for the 1996 and 1995 three month periods, respectively. Research and development expenses decreased to $0.8 million in the 1996 three month period from $1.0 million in the comparable 1995 period. Selling and marketing expenses decreased $0.3 million to $3.3 million in three month period compared to $3.6 million in the same period in 1995. Depreciation and amortization increased to $1.1 million for the 1996 quarter compared to $0.9 million for the quarter ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

   For the nine months ended September 30, 1996, the Company had a net loss of $0.2 million. Net cash provided by operating activities was $.9 million, reflecting among other items a $4.3 million increase in customer deposits and a $1.1 million reduction in accounts receivable, which were offset by a $4.3 million increase in inventories, a $1.6 million decrease in accounts payable and a $.9 million increase in prepaid expenses.

   The Company's $20.0 million senior secured credit facility with Bank of America Nevada is due in full on May 31, 1997, and has been reclassified as the current portion of long-term debt from long term debt. As of September 30, 1996, the Company had drawn $18.5 million of the $20.0 million credit facility. The Company is in the process of negotiating a new $30.0 credit facility or term loan to replace the $20.0 million senior secured credit facility with Bank of America Nevada.

   At September 30, 1996, the Company had working capital of $18.0 million compared to $34.7 million at December 31, 1995. The decrease was due to reclassifying the Bank of America credit facility as a current liability. At September 30, 1996 the Company had $4.6 million in cash and cash equivalents.

                           MIKOHN GAMING CORPORATION

                          PART II - OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders

          None


Item 6 - Exhibits and Reports on Form 8-K

     A.   Exhibits

          27   Financial Data Schedule

     B.   Reports on Form 8-K:

          None

                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.




                                           MIKOHN GAMING CORPORATION, REGISTRANT



                                  BY: /s/  Donald W. Stevens
                                      ------------------------------------------
                                        Donald Stevens, Executive Vice President
                                         Treasurer (Principal Financial Officer)


  Dated:   November 4, 1996