Form 10-K405
period 1996-12-31
MIKOHN GAMING CORP
filed 1997-03-31
CIK 912241

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

  X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
 ---  Act of 1934 for the fiscal year ended December 31, 1996  or

      Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                        COMMISSION FILE NUMBER:  0-22752

                           MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)

               NEVADA                                88-0218876
   ---------------------------------     ------------------------------------
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)


1045 PALMS AIRPORT DR., P. O. BOX 98686, LAS VEGAS, NV            89193-8686
-------------------------------------------------------------------------------
       (Address of principal Executive Office)                    (Zip Code)


Registrant's telephone number, including area code:        (702) 896-3890
                                                    ---------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS:                                   ON WHICH REGISTERED:
--------------------                                  ---------------------
     None                                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                    COMMON STOCK, PAR VALUE $.10 PER SHARE
                    --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
filing requirement for the past 90 days.  YES  X    NO
                                             -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. X
                ---

     The number of shares of common stock outstanding as of March 17, 1997 was 9,908,946. The market value of the common stock held by nonaffiliates of the Registrant as of March 17, 1997 was approximately $23,797,520. The market value was computed by reference to the closing sales price of $5.25 per share of common stock on the NASDAQ National Market System as of March 17, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III hereof incorporates by reference portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997 (to be filed with the Securities and Exchange Commission within 120 days after December 31,
1996).

                               CAUTIONARY NOTICE
                               -----------------

     This Annual Report of Mikohn Gaming Corporation on Form 10-K contains forward-looking statements in which the Company's management shares its knowledge and judgement about factors that it believes may materially affect Company performance in the future. Terms expressing future expectations, enthusiasm about future potential and anticipated growth in the legal gaming industry and in sales, revenues and earnings, and like expressions typically identify such statements.

     All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. They are necessarily speculative, and factors such as unusual production problems, breakdown of quality control, competitive pressures, customer dissatisfaction, failure to gain new product acceptance by potential customers or approval by regulatory authorities, proscription of gaming in jurisdictions where it had been lawful, the unexpected rejection of legalized gaming in new jurisdictions, onerous taxation and other adverse government action, unusual risks attending foreign transactions, and general deterioration in economic conditions may cause results to differ materially from any that are projected. However, neither these factors nor any other matters known to management are believed to present any exceptional risk in respect of any projection contained in this report.

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

                           MIKOHN GAMING CORPORATION
                      ANNUAL REPORT ON FORM 10-K FOR THE
                         YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                    PART I
Item 1.       Business...........................................................    2
Item 2.       Properties.........................................................   19
Item 3.       Legal Proceedings..................................................   20
Item 4.       Submission of Matters to a Vote of Security Holders................   20

                                    PART II
Item 5.       Market for Registrant's Common Stock and Related Shareholder
              Matters............................................................   21

Item 6.       Selected Financial Data............................................   22
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................   23
Item 8.       Consolidated Financial Statements and Supplementary Data...........   29
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure................................   51

                                   PART III
Item 10.      Directors and Executive Officers of the Registrant.................   51
Item 11.      Executive Compensation.............................................   51
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management.........................................................   51
Item 13.      Certain Relationships and Related Transactions.....................   51

                                    PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K....   51

                                     PART I

ITEM 1.  BUSINESS

    Mikohn Gaming Corporation (the "Company" or "Mikohn"), a Nevada corporation, was formed in May, 1986 to develop, manufacture and distribute technologically advanced progressive jackpot systems for use with gaming machines. The Company became a publicly held corporation on November 25, 1993 when it consummated a public offering of 3,450,000 shares of its common stock at $15.00 per share, representing approximately 35.4 percent of its outstanding common stock after giving effect to certain acquisitions. A summary of these acquisitions and their integration into the Company appears under "Notes to Consolidated Financial Statements" at Note 1 - Organization.

    To better serve the Australian and Pacific Rim markets, the Company in 1994 issued 41,666 shares of common stock to acquire Sydney, Australia based Casino Signs Pty Limited and its affiliate, Club Casino Products Pty Limited. To reach European and Mediterranean markets, the Company, through Mikohn Europe, BV, a wholly owned subsidiary, established a sales office in Amsterdam, The Netherlands in 1994, and in 1995 completed a sign manufacturing and assembly facility there. In 1995, the Company formed and became a 50% owner in Mikohn South America, SA which operates a sign manufacturing and assembly facility in Lima, Peru. In 1996, the Company opened a sales and service office in Buenos Aires, Argentina.


    COMPANY PRODUCTS AND SERVICES

    The Company's progressive jackpot systems are installed in hundreds of casinos and in nearly every jurisdiction throughout the world where casino gaming is lawful. The Company also designs, manufactures and distributes highly sophisticated custom electrical signs for both internal and external use. Signs for internal use promote and display progressive jackpot games within casinos, among many applications. The Company's progressive jackpot systems and interior casino sign products are marketed and sold both separately and together as integrated, value added casino marketing and promotional packages through a broad domestic and international distribution network.

    The Company works closely with gaming machine manufacturers, who generally view Mikohn's progressive jackpot systems as enhancements to their products, to ensure that the progressive jackpot systems interface properly with their gaming machine protocols. The Company also works closely with its casino customers to develop and design interior signage that attracts attention to its progressive jackpot systems and blends with and complements the unique themes of the casinos. Management believes that the Company's progressive jackpot systems have stimulated play by gaming customers, thereby increasing casino revenues from gaming machines.

    The Company also manufactures and sells casino networking systems which monitor and report on various games and related activities within the casino. In addition, the Company designs and sells surveillance and security systems, mainly to the casino market. The Company also manufactures and leases or sells proprietary specialty games for casino play.

    PROGRESSIVE JACKPOT SYSTEMS

    Mikohn's progressive jackpot systems typically are comprised of three components: one or more controllers, displays and accompanying software. The controller is the device that draws information from the participating gaming machines, calculates the current amount of the progressive jackpots and transmits the data to the displays on a real-time basis. The displays are located in and around the gaming machines participating in the progressive jackpots. Mikohn's software is used to program the controllers and displays. The Company's product line also includes a number of accessory products that allow the casino customer to operate a wider variety of progressive games, to provide promotional messages and animated and graphic displays, and to generate additional statistical and operating information from the gaming machines linked to the progressive jackpot system.

    Other available accessories include devices to boost electrical outputs to a large number of displays, cable and fiber-optic connectors, devices to trigger visual or aural signals when a progressive jackpot is hit and circuitry for the display of progressive jackpot amounts on the screens of video gaming machines.

    Mikohn's progressive systems have been connected by various electronic communication techniques into networks among casinos that allow a common progressive prize to be displayed instantaneously at each of the participating casinos.


    DISPLAYS

    Mikohn's displays are manufactured in a wide variety of sizes and designs to accommodate the mechanical, aesthetic and price requirements of its casino customers. Overhead displays, which are typically integrated with custom casino signs made by the Company, are used by casinos to attract attention to the progressive jackpot gaming machines. Once the customer begins to play a gaming machine linked to a progressive jackpot system, displays installed on or near the gaming machine maintain the player's interest by continuously showing on a real-time basis the current amounts of the progressive jackpots. Displays for individual gaming machines are available for installation on the top or in the face of the machines. Mikohn produces alphanumeric and numeric displays for use with all major brands and models of gaming machines.

    Mikohn's displays primarily use light-emitting diodes ("LEDs") in either dot matrix or seven-segment configurations. LEDs, which are commercially available in red, green, yellow and combinations of these three colors, provide a wider range of functions and a longer life than incandescent bulbs and other types of lighting. Because LEDs can be turned on and off approximately 100 times per second, they can be programmed to display information in a wide variety of formats, including flashing, traveling from side to side, odometer, pulsating, scrolling up or down, painting (each character is formed from the top down) or dancing colors (each character alternates color). LEDs also can utilize foreground or background color, variable font sizes and text justification. Cells of LEDs may be combined to display characters and graphics in a variety of sizes ranging from small to very large.

    SOFTWARE

    Each progressive jackpot system sold by the Company includes applications software that enables the casino operator to program the controllers and displays and set various game options, and the Company's Mystery Jackpot(TM) and Bonus Jackpot(TM) software permit the casino operator to set jackpot frequencies and levels in response to competitive factors and variations in gaming customer demand. This software also enables the operator to set a maximum amount to be displayed as a jackpot to limit the casino's liability in the event of a programming or technical error, and is programmable to accommodate a variety of international currencies. The software is provided either on a diskette for installation on the casino's stand-alone personal computer, or on a memory card sold by the Company and installed in a palmtop computer supplied by a vendor.

    The Company's super controllers also enable a casino operator to include promotional messages on overhead displays, such as the total number and amount of jackpots paid. When augmented by the Company's progressive totalizer system, the casino operator may display not only the total number and amount of jackpots paid, but also the number paid that day and during the current year. The totalizer software package also is used for internal casino purposes to enter handpay and to start progressive accumulations and reset jackpot values after a payout.

    Other software packages include machine ID software or PCID, which can display the casino-specified identification number of a gaming machine on operational reports; download software, a proprietary communications package that allows graphic files and graphic control files to be transferred to three-color animated displays; display management system software, an integrated system for the creation, management and communication of data such as animated graphics and reader-board messages at multi-site locations; suited poker and progressive jackpot split software, which is used to differentiate between suits for poker machines in games that reward different jackpots according to suit; advertising application software for the creation of animated graphics and text messages; and a 24-hour promotional system for bonus progressive jackpots paid in addition to normal progressive jackpots, such as an in-sequence royal flush on a video poker machine.

    SuperLink(TM), the newest innovation from the Company, is a powerful system for managing a network of progressive jackpot equipment from a central location. By linking our interface package of meters, signs and software into one total package, the system presents not only centralized control but also easy-to-use tools and capabilities for the operation, programming and monitoring of a progressive system. As a result, SuperLink(TM) allows casinos to manage better, with more efficiency, greater productivity, enhanced security and reduced costs. Moreover, SuperLink(TM) with its build-in flexibility becomes the system that will support exciting new progressive games for existing slot machines on a gaming floor now and in the future. Casinos having SuperLink(TM) will be able to take advantage more easily of the Company's full menu of games including Mystery Jackpot(TM) or Bonus Jackpot(TM) along with newer designs such as MoneyTime(TM) now under development. In 1996, SuperLink(TM) was part of the Company's total sales to the Monte Carlo Resort & Casino on the Las Vegas Strip and it has an order from Stations Casino, Kansas City.

    These software products have not produced significant revenues to date. However, the Company believes that the sale of these software packages contributes to the ease and flexibility of using its products and therefore helps the Company maintain long-term relationships with the casino operators who are its customers.

    The Company has incorporated its technologies into display products used in keno and bingo. It offers a system that permits progressive gaming machines to be linked across a fleet of ships owned by a cruise line. The Company also has made limited sales of its displays to non-casino commercial customers and may pursue further sales in such markets if appropriate opportunities should arise.

    CASINO SIGN PRODUCTS

    The Company's casino interior sign business is closely related to its progressive jackpot business. Signs, progressive jackpot systems and displays typically are marketed and sold together to individual casinos in an integrated marketing and promotional program. Significant numbers of the casino signs sold by the Company and the Sign Companies are integrated with Mikohn overhead displays for progressive jackpot systems.

    The Company's signs that do not include progressive displays generally are installed to provide directions, to highlight gaming machines integrated with wide-area linked progressive jackpot systems, and to draw attention to other activities in the casino. The Company's signs are used extensively in connection with the "theming" of casino interiors and the differentiation and identification of casino facilities.

    The casino sign industry is specialized and concentrated among a small number of companies worldwide. The design, manufacture and performance of casino interior signs created by the Company and others in the industry differ in many respects from other forms of signage. Interior casino signs typically feature intricately detailed art work, are constructed in a wide variety of unusual shapes and are finished and detailed with more expensive and delicate materials than other types of signage.

    Although the Company maintains an extensive library of graphic illustrations that may be incorporated into its casino signs, almost all signs are custom-designed and manufactured to the specifications of the casino customer. Custom processes enable the Company to conform signs to the casino's existing theme or to create a distinctive theme for a particular area in the casino. The Company is able to design and produce signs in a wide variety of shapes and sizes, utilizing an extensive range of artistic effects and lighting. Sales and creative personnel work closely with the customer in the development of the design plans. Computer-aided design and manufacturing equipment are used extensively by the Company in the design and production of signs. Recent computerization of these processes has shortened the time required to create art work, prepare structural engineering and manufacture signs.

    Generally, interior signs are fabricated out of sheet metal and are covered by an artistic finish such as polished or anodized aluminum or acrylic laminate. Sign faces typically are printed by laser printers and then painted or laminated. However, the Company is also printing finished sign faces using color laser printers. The electrical components of the signs include fluorescent or incandescent back-lighting and a wide range of artistic lighting, including neon tubes, star-tubes and flashing incandescent and other lighting triggered by dedicated controllers installed in the sign.

    MIKOHN LIGHTING & SIGN

    Casino Excitement, Inc. ("CEI"), a wholly owned subsidiary of the Company doing business as Mikohn Lighting & Sign, offers systems to illuminate and beautify the exteriors of business buildings and grounds, primarily hotels and casinos, thereby emphasizing their presence, amplifying their themes and enhancing their appeal. It also manufactures and installs the special fixtures that provide high intensity illumination for gaming tables, and designs, manufactures and installs exterior signage.

    The Company now is able to offer gaming industry customers throughout the world both interior and exterior signage packages, as well as sophisticated exterior lighting created by a widely recognized designer of such systems. The Company has developed MikohnVision(TM), a revolutionary, low voltage outdoor sign system that enables users to reduce electrical consumption by at least 50 percent without significantly diminishing the impact of their outdoor displays. MikohnVision(TM) is marketed through Mikohn Lighting & Sign. Pending patent applications seek patent protection for a number of features unique to the MikonVision(TM) system. A huge outdoor display sign at the Players Island Resort, Casino and Spa in Mesquite, Nevada was the first to feature this new system, and this customer installed a comparable sign at its Lake Charles, Louisiana facility. The Company also constructed a sign incorporating this technology in Times Square, New York and at the Stratosphere Tower in Las Vegas. Another sign incorporating this technology is currently under construction at the Sahara Hotel and Casino in Las Vegas and is scheduled for completion during early 1997.


    TRANS SIERRA COMMUNICATIONS

    Trans Sierra Communications designs, installs and maintains sophisticated security, surveillance and communications systems for governmental and private facilities. It has concentrated on casinos because of the importance of such systems in protecting the public and guarding casino assets in an environment where large sums of cash are routinely in play. Trans Sierra's systems range from integrated video surveillance, paging and access control networks for large facilities to state-of-the-art sound and video systems for cabarets.


    CASINOLINK(TM) PRODUCTS

    The Company has developed a wide array of products as part of its CasinoLink(TM) system, which it acquired in 1994 in exchange for $50,000 in cash and 25,000 shares of its Common Stock. Player tracking (both live games and machines) and slot accounting are integrated on a state-of-the-art centralized computer. Information created and maintained by CasinoLink(TM) is available and useful to numerous casino departments including accounting, promotions, marketing, slot maintenance, security and others. Many of the components used with this system are unique and the Company has filed patent applications covering them. The Company is continuing to commit resources to the development of CasinoLink(TM) to further serve the data gathering needs of casinos, large and small.


    CADDTRAK(TM)

    CaddTrak(TM), developed in 1995, is a revolutionary system of management reporting that visually shows the relative performance of gaming devices on the casino floor. In response to customer requests, the Company is taking steps that will enable the system to interface with other manufacturers' systems.


    SAFEJACK(TM)

    In 1995, the Company acquired the exclusive worldwide rights to manufacture, market and distribute a patented, computerized system, known as "SafeJack(TM)", that tracks player action and provides security against cheating and dealer error at blackjack tables. SafeJack(TM) automatically records every card played and the amount of each wager at each player position on the blackjack table. SafeJack(TM) was approved by Gaming Laboratories International for use in the State of Missouri in December 1996 and, after extensive field testing, the Nevada Gaming Control Board approved the system for use by casinos in Nevada in January 1997.


    GAMES

    Under a license agreement from Progressive Games, Inc. ("PGI"), the Company is the exclusive distributor in certain domestic and foreign jurisdictions (not including Nevada) for Caribbean Stud(TM), which is a registered trademark of PGI. The Caribbean Stud(TM) progressive table game is installed in many casinos in Atlantic City and in numerous casinos in other jurisdictions, including Nevada. In March 1997, the State of Nevada Gaming Control Board recommended to the Nevada Gaming Commission that PGI's application for a Nevada gaming license be denied. To date, the Nevada Gaming Commission has not acted on that recommendation. The Company is cooperating with the appropriate regulatory authorities to minimize any financial impact such a license denial may have on the Company. In 1996, the Company generated net revenues (lease income less license fees) of $2,147,000 under its license agreement with PGI.

    Under an exclusive licensing agreement with XpertX, Inc., the Company distributes a keno system.

    Under an exclusive licensing agreement with International Gaming Technology ("IGT"), the Company manufactures and distributes over-sized and giant slot machines known as Mini-Bertha(TM) and Colossus(TM).

    In 1995, the Company acquired the patent rights to a gaming machine known as Flip-It(TM) and a route with over 200 Flip-It(TM) games in more than 50 casinos in the State of Nevada. The Company subsequently obtained regulatory approval to place the Flip-It(TM) game in Mississippi. The Company does not sell the game but leases it to gaming operators on a participation or fixed rental basis.

    The Company owns rights to a number of games which it may or may not exploit in the future depending upon management's assessment of feasibility. These games are in various stages of development, testing and regulatory approval and are not expected to be a source of significant revenues in the short-term, if ever.

    MANUFACTURING, INSTALLATION AND SERVICE OF PRODUCTS; SOURCES OF SUPPLY

    The Company's progressive jackpot and related products are assembled using fabricated components and subassemblies manufactured by its suppliers. The Company maintains an 85,000 square foot facility in Las Vegas that houses its electronic production facilities and Games division. However, in order to avoid maintaining excessive production capacity between customer orders, the Company routinely contracts with outside vendors for assembly services. Because of the wide variety of display products offered by the Company and its need to fill customer orders promptly, the Company maintains an inventory of parts for use in assembly operations conducted by the Company and its outside vendors. The Company uses a modern computerized material requirements planning system to schedule production and to make sure that its inventory is adequate to meet customer needs.

    Although the Company subcontracts the fabrication of certain sign components, most of the design and manufacturing processes for the Company's signs are performed at the Company's facilities. For these purposes, the Company occupies approximately 64,000 square feet in Las Vegas, Nevada, 44,000 square feet in Rapid City, South Dakota and a 28,000 square foot facility in Gulfport, Mississippi.

    In 1994, the Company acquired a manufacturing facility in Sydney, Australia. This facility has been expanded to approximately 30,000 square feet and its equipment modernized. It is being used to manufacture interior signage for the Australian and Pacific Rim markets.

    In 1995, the Company completed a 20,000 square foot sign manufacturing facility in Amsterdam, The Netherlands, which contributed to an increase of more than 200% in sales of Mikohn Europe, BV in 1995 over 1994 and 45.6% in 1996 over 1995.

    In 1995, the Company entered into a joint venture to operate a sign manufacturing facility in Lima, Peru to service the South American market. The facility contains approximately 60,000 square feet and the Company is a 50% owner of the operation. In 1996, the Company opened a sales and service office in Buenos Aires, Argentina.

    The Company also maintains a 30,450 square foot facility in Las Vegas, Nevada that houses its national service center and engineering activities.

    There are many sources of supply for nearly all of the components and raw materials used in the Company's products, including exterior lighting, signage and security and surveillance materials, and there are many vendors who can assemble the Company's progressive jackpot products. Accordingly, the Company is not dependent in any significant way upon any single supplier or vendor.

    The Company holds contractor's licenses in Nevada and South Dakota and typically uses its own personnel to install casino signs and overhead displays in those states unless the casino customer elects to make the installations itself. Mikohn Lighting & Sign has contractor's licenses in New Jersey and Nevada for exterior lighting and signage operations. In other jurisdictions, installations typically are performed by the Company or its distributors, by a licensed electrical contractor working under the direction of the Company or a distributor (if a contractor's license is required for the installation), or by the customer. If a progressive jackpot system is sold for use with new gaming equipment, the Company typically coordinates the installation of in-machine progressive displays with the gaming machine manufacturer so that the displays are installed by the machine manufacturer as part of the assembly process or by the Company or its distributor prior to or at the time of installation of the gaming machines in the casino. If a progressive jackpot system is installed with existing gaming machines, the Company or its distributor typically installs the equipment.

    The Company and its distributors service the Company's progressive jackpot products, and the Company, a subcontractor or the customer typically services the Company's casino signs. The Company provides a limited warranty on most of its progressive jackpot products and casino sign products. Mikohn Lighting & Sign performs multi-year maintenance contracts for exterior lighting and signs.


    MARKETING AND DISTRIBUTION

    Management's strategy is to provide the gaming industry with value-added products that enhance the marketability of gaming machines and other casino games and thereby increase casinos' gaming revenues. The Company intends to continue to introduce improvements to its progressive systems, which management believes are more technologically advanced than the products of its competitors, and to continue its efforts to develop new products.

    Management believes that its distribution network is one of the strongest in the gaming equipment industry. Domestic sales, product support and service personnel operate out of its primary bases in Las Vegas, Reno, Rapid City and Gulfport, as well as out of offices in Atlantic City, Minneapolis, Miami, Denver, and St. Louis. The Company's wholly owned subsidiary in Amsterdam supplies personnel to service customers in Europe, Africa, and Asia Minor. Australian and Pacific Rim customers are serviced by the Company's wholly owned subsidiary headquartered in Sydney. South American customers are serviced through offices located in Buenos Aires, Argentina and Lima, Peru.

    Historically, the Company has sold its progressive jackpot products, and to a lesser extent its casino sign products, throughout much of the world, including Canada, Western Europe, Australia and South America.

    The Company intends to strengthen its extensive distribution network by offering products of other companies that are complementary to its proprietary products. One such product is the Caribbean Stud(TM) game mentioned above, which is a table game that uses progressive controllers and displays similar to those used with gaming machines. The Company has also entered into an exclusive agreement with XpertX(TM) under which the Company distributes its computerized keno system in domestic and foreign jurisdictions.

    In October, 1993, the Company entered into a five-year exclusive distribution agreement with Sodak Gaming, Inc. ("Sodak"). The Sodak distribution territory comprises the entire states of South Dakota, North Dakota and Wyoming and all Native American lands in North America except those located in Nevada (collectively, the "Sodak Territory"). Sodak is the exclusive distributor of IGT gaming machines in the Sodak Territory, other than for Native American casinos in New Jersey and Hawaii. Under the distribution agreement with the Company, Sodak has agreed to distribute in the Sodak Territory only progressive jackpot systems and casino interior signs supplied by the Company.

    FINANCING OF SALES

    In 1993, the Company established a customer financing program to help increase sales of its products. It has proceeded cautiously in this endeavor to minimize risk, but has financed a total of approximately $7.1 million to date. Repayment terms typically do not exceed 24 months and provide for interest at market rates. At December 31, 1996, installment sales receivable were approximately $1.4 million including $0.8 million due within 12 months.


    COMPETITION

    PROGRESSIVE JACKPOT SYSTEMS. Management believes, based on its knowledge of the industry, that the Company's progressive jackpot products enjoy greater market share and name recognition than the products of any of its competitors, that the Company's progressive jackpot products are technologically superior to the products of its competitors, and that the Company's marketing and distribution resources are at least equal to those of its competitors. Management believes that a potential competitor who might consider entering the market for these products today would face significant obstacles, including the Company's technical experience and expertise, its extensive distribution network, its cooperative relationships with major gaming machine manufacturers, and its experience in obtaining necessary regulatory approvals for its products. A new competitor would face major commitments of time and expense in developing competing products and obtaining the necessary regulatory approvals. However, these conditions are not permanent and the obstacles are not insurmountable. In fact, there are formidable existing competitors selling progressive meters in competition with those offered by the Company as components of its progressive jackpot systems, and there is no assurance that these competitors cannot expand their market penetration in these and related products at the expense of the Company.

    The Company relies on patents, trade secrets, employment and other contracts, copyrights, trademarks and licensing arrangements to assist it in protecting its proprietary designs, processes and related intellectual property rights.

    Management is not currently aware of any plans of any gaming machine manufacturer to enter the progressive jackpot market. However, several gaming machine manufacturers operate their own wide-area linked progressive jackpot games that are installed in casinos and compete with the casinos' own progressive jackpot games operated with the Company's products. In addition, some gaming machine manufacturers have introduced gaming machines with pay tables that produce less frequent but larger jackpots than are typically available with non-progressive games. These types of gaming machines as well as other technologies and products that may be used to affect the variability of jackpots from gaming machines compete with the Company's progressive jackpot systems and games.

    CASINO SIGNS. Management believes that the Company is the leading United States manufacturer of interior casino signs and that, notwithstanding a small number of foreign companies, it leads the casino signage industry both in terms of technology and artistic design. Although management believes that the Company's technological expertise in designing and producing high quality casino signs and integrating such signs with progressive jackpot displays, together with the strength of the Company's reputation and distribution network, pose difficulties for a competitor seeking to enter the casino interior signage business (particularly in the United States), there can be no assurance that the Company will maintain its current competitive position.

    SECURITY AND SURVEILLANCE SYSTEMS. Trans Sierra has no proprietary products. Its success is contingent upon its ability to supply well engineered systems custom designed to meet its customers' needs, dependable and technologically advanced equipment, and prompt and reliable service.

    LIGHTING AND EXTERIOR SIGNAGE. Mikohn Lighting & Sign serves the domestic market for casino exterior lighting systems and for the customized lighting fixtures that provide high intensity illumination for gaming tables. It also has entered the market for exterior signage, but has not as yet captured a significant percentage of this business.

    GAMES. The Company markets a selection of proprietary games including Caribbean Stud(TM) (a progressive table game), Flip-It(TM) (a coin pusher machine), and Mini-Bertha(TM) and Colossus(TM) (oversized slot machines). Caribbean Stud(TM) and Flip-It(TM) are offered to the customer primarily as a lease on a participating basis. Mini-Bertha(TM) and Colossus(TM) slot machines are offered for lease on a participating basis as well as for sale. The Company has acquired patent rights to Flip-It(TM) and has an exclusive license with IGT to manufacture and market Mini-Bertha(TM) and Colossus(TM) slot machines. Caribbean Stud(TM), a patented game, is manufactured and marketed by the Company under a license agreement from PGI. The Company believes that its patent rights, licensing agreements, distribution network and unique game products will produce recurring revenues and slot machine sales on an increasing basis. However, the Company does not have a significant share of the specialty game market and there can be no assurance that the Company will maintain its current competitive position.

    CASINOLINK(TM) AND CADDTRAK(TM). CasinoLink(TM) and CaddTrak(TM) are marketed to casinos for player tracking, slot accounting and management reporting. In 1996, the Company installed CasinoLink(TM) in seven locations. The system encompasses the advanced features of the Microsoft Windows NT(TM) platform. The Company competes with the systems products of the major slot machine manufacturers as well as systems marketed by competitors in the progressive system product line. Most of these competitors have a larger client base than that of the Company. The Company's systems have been sold primarily to smaller casinos which did not have existing systems. While the Company believes its systems offer many advantages over the competitors' systems, there can be no assurance that the Company will be successful in developing a significant market share for its CasinoLink(TM) and CaddTrak(TM) product lines.

    SAFEJACK(TM). The Company has the exclusive rights to manufacture, market and distribute the SafeJack(TM) product worldwide. SafeJack(TM) is a computerized system designed for blackjack tables to track player action, provide security against cheating and dealer error, provide management reports on all table activity and establish proprietary game variations. The Company has received approvals to sell the SafeJack(TM) system in the Nevada and Missouri markets and expects to receive approvals in other jurisdictions. The Company believes that SafeJack(TM) has proprietary technology that is significantly advanced over any other computerized blackjack system currently available. To date, the Company has not received an order for this new system but is in discussions with several customers. There can be no assurance that the Company will receive significant orders in 1997 and thereafter and that competitors will not develop competing systems.

    MIKOHNVISION(TM). This low voltage electronic display manufactured by the Company competes directly with products from other companies. Although the Company believes that the advanced features of its technology and its patent applications should give the product an advantage over competitors, there can be no assurance that the Company will be successful in developing a significant market share for its MikohnVision(TM) product line.


    RESEARCH AND DEVELOPMENT; NEW PRODUCTS

    During the fiscal years ended December 31, 1996, 1995 and 1994, the Company expended approximately $3.1 million, $3.7 million and $2.2 million, respectively, on research and development activities.

    The casino gaming industry is intensely competitive, for which reason casinos constantly seek out, evaluate and introduce new and upgraded gaming products in an effort to attract and retain gaming customers. An important part of the Company's strategy is to provide its casino customers with new and upgraded products, games and services that enhance their revenue stream and facilitate operating efficiencies. The application of advances in computer and display technologies to the Company's products and production processes has resulted in improvements in the performance and appearance of the Company's progressive jackpot systems. These technological advances also have permitted the introduction of systems capable of accommodating new games and other upgraded products such as progressive jackpot systems for blackjack and other table games, animated keno and a jackpot information system.


    EMPLOYEES

    As of March 11, 1997, the Company had a worldwide total of 840 employees, of whom approximately 499 were in manufacturing, 58 were in sales and distribution, 119 were in service, 48 were in research and development, 89 were in administration, and 27 were in management. A total of 75 of the Company's employees, all of whom are employed by Mikohn Lighting & Sign in Las Vegas and Atlantic City, are represented by unions (4 by Sheet Metal Workers and 71 by the Brotherhood of Electrical Workers). Management considers its relationships with its employees to be good.


    BACKLOG

    As of December 31, 1996, 1995 and 1994, the Company had backlogs of orders believed to be firm of $18.5 million, $14.0 million and $11.2 million respectively. Management expects that orders in the backlog at December 31, 1996 will be filled within 120 days of that date.


    GOVERNMENT REGULATION

    OVERVIEW

    The Company is subject to regulation by authorities in most jurisdictions in which its progressive jackpot and related products are sold or used by persons or entities licensed to conduct gaming activities. The gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, findings of suitability and/or other required approvals with respect to the

Company, its personnel and its products is time consuming and expensive.

    Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke licenses, findings of suitability and other approvals on any basis they deem reasonable. There can be no guarantee that the Company, its products or its personnel will receive or be able to maintain any necessary gaming licenses, findings of suitability or other approvals.

    The Company, directly and through subsidiaries, has gaming licenses and/or equivalent authorizations that enable it to conduct its business in various jurisdictions, subject in each case to the conditions of the particular authorization. These conditions may include limitations as to the type of game or product the Company may sell or lease, as well as limitations on the type of facility (such as riverboats) and the territory within which the Company may operate. Jurisdictions in which the Company (together with its subsidiaries, and specific personnel where required) has authorizations with respect to some or all of its products and activities include Nevada, South Dakota, Mississippi, Iowa, Missouri, Oregon, Louisiana, Colorado, Illinois, Washington, Arizona, Connecticut, Montana, New Jersey, the Canadian province of Ontario, the Australian provinces of New South Wales, Victoria, Queensland, Northern Territory, Western Australia and Australia Capital Territories and Tasmania and the Hellenic Republic of (Athens) Greece.

    The Company has temporary licenses in Indiana, New York, the Canadian provinces of Saskatchewan and Alberta, which in each case permit the Company to transact its business pending completion by the state of its processing of the Company's completed license application.

    As of March 17, 1997, the Company had gaming license applications pending in Minnesota and New Zealand. The applications are complete and the customary investigations are in process. While the Company does not expect to experience any material difficulty in acquiring such new licenses, there can be no assurance that the Company or one of its subsidiaries will be able to obtain such new licenses on a timely basis or at all, even though the Company has been previously licensed in some jurisdictions. (In many jurisdictions, it was necessary for the Company to seek relicensing following its initial public offering in November, 1993).

    Certain Indian tribes throughout the United States that have compacts with the states in which their tribal dominions are located operate or propose to operate casinos, and these tribes may require suppliers of gaming and gaming related equipment, such as the Company, to obtain licenses. The Company has and will continue to work with these tribes to obtain the necessary tribal gaming licenses and/or authorizations when requested to do so.

    Management believes that pending licensing proceedings will not materially limit the sale, distribution or use of the Company's products.


    ASSOCIATED EQUIPMENT

    Most of the Company's products fall within the general classification of "associated equipment". "Associated equipment" is equipment that is not classified as a "gaming device", but which has an integral relationship to the conduct of licensed gaming. Regulatory authorities in some jurisdictions have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrently with the use of associated equipment. In other jurisdictions, associated equipment must be approved by the regulatory authorities in advance of its use at licensed locations. The Company has obtained approval of its associated equipment in each jurisdiction that requires such approval and in which its products that are classified as associated equipment are sold or used.


    GAMING DEVICES AND EQUIPMENT

    The Company also sells products which are considered to be "gaming devices" and/or "gaming equipment" in jurisdictions in which gaming has been legalized. Although gaming device and equipment regulations vary among jurisdictions, each jurisdiction requires various licenses, approvals or permits to be held by companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment.


    REGULATION OF STOCKHOLDERS

    In most jurisdictions, any beneficial owner of the Company's Common Stock may, at the discretion of the gaming regulatory authorities, be required to file an application for a license, finding of suitability or other approval, and in the process to subject himself or herself to an investigation by those authorities. The gaming laws and regulations of substantially all jurisdictions require beneficial owners of more than 5% of the Company's outstanding Common Stock to file certain reports, and may require them, as in the case of directors and executive officers, to undergo investigation for licensing and/or findings of suitability.


    REGULATION AND LICENSING - NEVADA

    GAMING

    The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacture and distribution of associated equipment for use in Nevada, and the operation of slot machine routes and inter-casino linked systems in Nevada are subject to (i) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and various local, city and county regulatory agencies (collectively referred to as the "Nevada Gaming Authorities").

    The laws, regulations and supervisory practices of the Nevada Gaming Authorities are based upon declarations of public policy having as their objectives (i) preventing any involvement, direct or indirect, of any unsavory or unsuitable persons in gaming or the manufacture or distribution of gaming devices at any time or in any capacity; (ii) strictly regulating all persons, locations, practices and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (iii) establishing and maintaining responsible accounting practices and procedures; (iv) maintaining effective controls over the financial practices of licensees (including requirements covering minimum procedures for internal fiscal controls and safeguarding assets and revenues, reliable record keeping and periodic reports to be filed with Nevada Gaming Authorities); (v) preventing cheating and fraudulent practices; and (vi) providing and monitoring sources of state and local revenue based on taxation and licensing fees. Changes in such laws, regulations and procedures, depending upon their nature, could have an adverse effect on the Company's operations.

    The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found to be suitable to own the stock of a wholly owned subsidiary (the "Nevada Subsidiary") which is licensed as a manufacturer and distributor of gaming devices, and as an operator of a slot machine route. The Company and the Nevada Subsidiary have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, findings of suitability and licenses they require to engage in Nevada in manufacturing, distribution, slot route operations and inter-casino linked system activities consisting of slot machines. The regulatory requirements set forth below apply to the Company as a Registered Corporation and to the Nevada Subsidiary as a manufacturer, distributor and operator of a slot machine route.

    All gaming devices that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed and sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination that the gaming device meets strict technical standards set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

    As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information the Nevada Commission may require. No person may become a stockholder of or receive any percentage of profits from the Nevada Subsidiary without first obtaining licenses and approvals from the Nevada Gaming Authorities.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or the Nevada Subsidiary in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Nevada Subsidiary are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Nevada Subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing. Both require submission of detailed personal and financial information, which is followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have the power to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or the Nevada Subsidiary, the companies involved would have to sever all relationships with that person. In addition, the Nevada Commission may require the Company or the Nevada Subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    The Company and the Nevada Subsidiary are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Nevada Subsidiary also are required to be reported to or approved by the Nevada Commission.

    Should the Nevada Subsidiary be found to have violated the Nevada Act, the licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Nevada Subsidiary, the Company and the persons involved could be required to pay substantial fines, at the discretion of the Nevada Commission, for each separate violation of the Nevada Act. Limitation, conditioning or suspension of any license held by the Nevada Subsidiary could (and revocation of any license would) materially adversely affect the Company's manufacturing, distribution and slot route operations.


    REGULATION OF SECURITY HOLDERS

    Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. It also requires beneficial owners of more than 10% of a Registered Corporation's voting securities to apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only.

    An institutional investor is not deemed to hold voting securities for investment purposes if the voting securities were acquired and are held in the ordinary course of its business as an institutional investor and were not acquired and are not held for the purpose of causing, directly or indirectly,
(i) the election of a majority of the members of the board of directors of the Registered Corporation; (ii) any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations or those of any of its gaming affiliates or (iii) any other action that the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include
(i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder of a Registered Corporation found unsuitable and who holds, directly or indirectly, any beneficial ownership in the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Registered Corporation will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Registered Corporation, it (i) pays that person any dividend on its voting securities; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities ownership; (iii) pays remuneration in any form to that person for services rendered or otherwise or (iv) fails to pursue all lawful efforts (including, if necessary, the immediate purchase of said voting securities for cash at fair market value) to require such unsuitable person to completely divest all voting securities held.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, it may sanction the Registered Corporation, which sanctions may include the loss of its approvals if, without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest, or any other distribution; (ii) recognizes any voting right of such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

    The Company and the Nevada Subsidiary are required to maintain in Nevada a current stock ledger that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record owner may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record owner unsuitable.

    The Company also is required to render maximum assistance in determining the identity of the beneficial owners of its securities. The Nevada Commission has the power to require the Company to imprint its stock certificates with a legend stating that the securities are subject to the Nevada Act. To date, the Nevada Commission has not imposed such a requirement on the Company.

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merit of the offered securities, and any representation to the contrary is unlawful.

    Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by which anyone obtains control, may not lawfully occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must meet the strict standards established by the Nevada Board and the Nevada Commission prior to assuming control of a Registered Corporation. The Nevada Commission also may require persons who intend to become controlling stockholders, officers or directors, and other persons who expect to have a material relationship or involvement with the acquired company to be investigated and licensed as part of the approval process.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to minimize the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, must be paid to the State of Nevada and to the counties and cities in which gaming operations are conducted. These fees and taxes, depending upon their nature, are payable monthly, quarterly or annually and are based upon either (i) a percentage of the gross revenues received or
(ii) the number of gaming devices operated. Annual fees are also payable to the State of Nevada for renewal of licenses as an operator of a slot machine route, manufacturer and/or distributor.

    Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with any such persons (collectively, "Licensees") and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of his or her participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees also are subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

    OTHER JURISDICTIONS

    All jurisdictions that have legalized gaming require various licenses, permits and approvals for manufacturers and distributors of gaming devices and equipment. In general, such requirements involve restrictions similar to those of Nevada.


    FEDERAL REGULATION

    The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices, and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. The Company has registered and must renew its registration annually. In addition, various recordkeeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.


    APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS

    In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions throughout the world where significant sales are expected to be made. However, there is no assurance that such licenses, approvals or findings of suitability will be obtained and that they will not be revoked, suspended or unsuitably conditioned or that the Company will be able to timely obtain the necessary approvals for its future products as they are developed, or at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from selling its products for use in that jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.


ITEM 2.  PROPERTIES

    The Company currently has United States production facilities in Las Vegas, Nevada, Rapid City, South Dakota and Gulfport, Mississippi, and foreign production facilities in Amsterdam, The Netherlands, Sydney, Australia and Lima, Peru. The Company leases six facilities in Las Vegas, five of which leases expire in 1997, and one facility in Reno under a lease that expires in 2001.
The Rapid City facility and the Las Vegas and Gulfport interior sign manufacturing facilities are owned by the Company.

    The Company leases sales, service and/or support offices and other facilities in New Jersey, Minnesota, Missouri, Florida and Colorado. These leases expire on various dates through 2001.

    The Mikohn Lighting & Sign facility in Las Vegas is located on property leased from a company owned by John Renton Young. The Company expects to purchase this property if the second step of the acquisition plan is consummated. See "Notes to Consolidated Financial Statements" at Note 1 - Organization.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in routine litigation, including bankruptcies, collection efforts and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations.

    CEI is a defendant in an action entitled Las Vegas Hilton Corporation v.
                                             -------------------------------
Fireman's Fund Insurance Company, et al., Case No. A354653, filed January 11,
----------------------------------------
1996 in the District Court of the State of Nevada, Clark County. The action arises out of the partial destruction of the world's largest free standing sign at the Las Vegas Hilton Hotel on July 18, 1994 during a violent wind storm. The sign was built by John Renton Young, Ltd. ("JRY"). In November, 1994, CEI acquired substantially all of the assets of JRY and assumed some of its liabilities. However, CEI explicitly did not assume any liabilities arising out of the destruction of the Hilton sign, which liabilities were represented to be adequately covered by insurance. The defendants named in the suit include JRY's insurance company, the agency that sold the insurance to JRY, the subcontractors who worked on the sign and the engineers who designed the sign. Las Vegas Hilton Corporation alleges that CEI is liable "under the doctrines of successor liability, including without limitation, express or de facto merger, express or implied assumption of liabilities, continuation of enterprise, and/or the transaction was fraudulently made to escape liability for the liability and debts of JRY, including the liability for the sign collapse." The Complaint was served on March 6, 1996. CEI has filed a response denying liability. The Company's insurer is providing a defense to CEI under a reservation of rights. CEI denies liability and is vigorously defending itself against all claims asserted.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    See Proxy Statement.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

    The Company's Common Stock trades on the NASDAQ National Market System under the symbol "MIKN". The following table sets forth the range of high and low last sale prices per share by quarter for the Common Stock.

                        High       Low
                       -------   -------
1996
   First Quarter       $ 4.625    $3.375
   Second Quarter       10.500     3.500
   Third Quarter        10.500     6.875
   Fourth Quarter        9.625     5.125

1995
   First Quarter       $ 9.500    $7.750
   Second Quarter        8.500     5.000
   Third Quarter         6.750     4.250
   Fourth Quarter        5.750     3.375

     The Company believes there were approximately 3,150 beneficial owners of its Common Stock as of March 17, 1997. The approximate number of beneficial owners as of that date was reached by estimating the number whose stock is held for them in street name by brokerage houses, by trusts and other nominees and by participants in a clearing agency. There were 156 holders of record of the Company's Common Stock on March 17, 1997.

     The Company has never paid dividends nor has it any plans to pay dividends in the future. It is the present intent of the Board of Directors to retain all future earnings for use in the development of the Company's business. The $20 million Business Loan Agreement dated January 10, 1996 between the Company and Bank of America Nevada, prohibits the payment of cash dividends. See "Liquidity and Capital Resources" below.

ITEM 6.  SELECTED FINANCIAL DATA

     The table below sets forth a summary of selected financial data of the Company for the five years ended December 31 (in thousands except per share amounts):

                                                 1996        1995        1994       1993(a)(b)     1992(b)
                                               ---------   ---------   ---------   ------------   ----------
STATEMENT OF OPERATIONS DATA
   Net sales                                    $91,402    $ 77,796     $57,782     $18,033        $7,545
   Cost of sales                                 59,647      54,876      32,797      10,461         4,305
                                                -------    --------     -------     -------        ------
   Gross profit                                  31,755      22,920      24,985       7,572         3,240
   Selling, general &
    administrative                               29,149      29,186      15,897       4,888         2,762
   Write-off of assets                                        3,572
                                                -------    --------     -------     -------        ------
   Operating income (loss)                        2,606      (9,838)      9,088       2,684           478
   Other income (expense)                        (1,565)       (460)        653         294          (146)
                                                -------    --------     -------     -------        ------
   Income (loss) before
    extraordinary item and
    income taxes                                  1,041     (10,298)      9,741       2,978           332
   Income tax (provision)
      benefit pro forma income
      tax (b)                                      (429)      3,650      (3,340)     (1,012)         (113)
                                                -------    --------     -------     -------        ------
   Income (loss) pro forma
    income (b) before
    extraordinary item                              612      (6,648)      6,401       1,966           219
   Pro forma extraordinary
    item, net of income tax
    benefit                                                                                          (150)
                                                -------    --------     -------     -------        ------
   Net income (loss) pro forma
    net income (b)                              $   612    $ (6,648)    $ 6,401     $ 1,966        $   69
                                                =======    ========     =======     =======        ======
   Weighted average common
    shares outstanding                            9,847       9,802       9,724       3,862         3,125
                                                =======    ========     =======     =======        ======
   Earnings (loss) pro forma
    earnings (b) per common
    share:
      Income (loss) before
       extraordinary item                         $0.06      $(0.68)      $0.66       $0.51        $ 0.07
      Extraordinary item                                                                            (0.05)
                                                -------    --------     -------     -------        ------
        Net income (loss)                         $0.06      $(0.68)      $0.66       $0.51        $ 0.02
                                                =======    ========     =======     =======        ======

BALANCE SHEET DATA
   Total assets                                 $90,453    $ 86,324     $70,479     $59,539        $3,329
   Total debt                                    22,719      23,091       1,257       1,078         1,173
   Stockholders' equity                          50,144      49,352      56,013      48,702         1,445

(a)  On November 28, 1993, the business combination was consummated.  See Note 1
- Organization in the "Notes to Consolidated Financial Statements". Therefore, fiscal 1993 includes the business activities of Mikohn for the full year and the operating activities by the Company in respect of the assets of the Sign Companies and Current Technology Systems, Inc. for the post-business combination period, November 29, 1993 through December 31, 1993.

(b) Prior to November 29, 1993 the Company was a Subchapter S Corporation and, accordingly, was not subject to federal income taxes. The pro forma income before extraordinary item, extraordinary item, pro forma net income and pro forma earnings per common share have been computed as if the Company had been subject to federal income taxes at the rate of 34% for all periods presented.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND INFORMATION

          For background information on the formation and history of the Company, the public sale of its Common Stock and the acquisitions of its principal business units, see "Notes to Consolidated Financial Statements" at
Note 1 - Organization.

          In 1995, the Company acquired the exclusive worldwide rights to manufacture, market and distribute a patented computerized system, known as "SafeJack(TM)", that tracks player action and provides security against cheating
and dealer error at blackjack tables.   SafeJack(TM) was approved by Gaming
Laboratories International for use in the State of Missouri in December 1996 and in January 1997, after extensive field testing, the Nevada Gaming Control Board approved the system for use by casinos in Nevada. The Company acquired its CasinoLink(TM) product in 1994 and has continued development and installation of reference sites. CasinoLink(TM) integrates player tracking, slot accounting and cashier cage transactions on a state-of-the-art centralized computer. Information created and maintained by CasinoLink(TM) is available and useful to numerous departments. The Company has acquired a line of proprietary games that provide recurring revenues. These include Caribbean Stud(TM), a table game marketed in certain domestic and foreign jurisdictions, and Mini-Bertha(TM) and Colossus(TM), specialty oversize slot machines that can be sold or leased to casinos on a participation basis. The Company's Flip-It(TM) game, a coin pusher machine, is leased to casinos on a participation basis. Regulatory approval for the right to lease machines to casinos in Mississippi was obtained, with lease revenues commencing in the first quarter of 1996. CaddTrak(TM), a management reporting system that visually shows the relative performance of gaming devices on the casino floor, was introduced in 1995 along with MikohnVision(TM), a high impact electronic display that shows text, graphics, animation and video to highlight events and attractions. The Company periodically introduces new products, and continues to improve its core products and to seek the regulatory approvals required prior to introducing its products into existing and new gaming jurisdictions.

          In the third quarter of 1995, the Company commenced a restructuring and consolidation program to eliminate redundancies in facilities and product lines that resulted from the business combination described in Note 1 - Organization in the "Notes to Consolidated Financial Statements" and subsequent business acquisitions. Redundant facilities were consolidated into single locations in Reno, Nevada and Gulfport, Mississippi, and various product lines acquired in the course of the Company's expansion that competed with one another were phased out. The Company recorded $3.6 million in direct asset write-offs in 1995 in connection with this restructuring and consolidation program, and incurred other costs and expenses of approximately $1.7 million that were charged to operations in fiscal 1995.

          Although no assurance can be given, management believes that the Company is well-positioned to benefit from growth in the casino industry because of its worldwide reputation for high quality products and customer service, its worldwide distribution system (which management believes is one of the strongest in the gaming industry), its large installed base, its relationships with gaming machine manufacturers and casino operators and its experience in dealing with gaming regulatory agencies. Management believes further that the expansion of its product lines has the potential to produce additional sales growth; that opportunities for growth will extend into 1997 and beyond; and that new gaming facilities in Missouri, Indiana, Louisiana and Iowa and on Native American lands throughout the country, the construction of announced large hotel/casino complexes in Las Vegas, Nevada and Atlantic City, New Jersey and the expansion of gaming on an international basis will contribute to this growth.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

SALES

          Sales for the year ended December 31, 1996 were $91.4 million compared to $77.8 million for the prior year, an increase of $13.6 million or 17.5%. Sales in 1996 include approximately $47.6 million by the domestic interior sign division, $15.6 million by the outdoor lighting and sign division, $7.3 million by the games division (which includes revenues from table game leasing, keno equipment sales, slot machine sales and slot route operations), $7.2 million by Trans Sierra, and $11.2 million by the Australian and European foreign subsidiaries. Sales by the electronics and systems division in 1996 were $19.1 million, including approximately $11.7 million in intracompany (primarily to the interior sign and international divisions) which have been eliminated in the consolidated statement of operations. Sales in 1995 included $39.4 million by the domestic interior sign division, $12.7 million by Trans Sierra, $11.6 million by the outdoor lighting and sign division, $5.1 million by the games division, $6.9 million by the Australian and European foreign subsidiaries and $17.0 million by the electronics division, including approximately $8.7 million in intracompany sales, which have been eliminated in the consolidated statement of operations.

          Sales were favorably impacted by several new large casino openings which produced a record sales volume in interior signs. Interior sign revenues of $47.6 million for 1996 increased $8.2 million from $39.4 million in 1995.

          The outdoor lighting and sign division had an increase in revenues of $4.0 million or 34.5% primarily attributable to the MikohnVision(TM) product line. Sales by Trans Sierra decreased $5.5 million or 43.3% because of the lack of major orders for surveillance equipment from new casino projects. Sales by the European subsidiary were $6.5 million in 1996, an increase of 44.4% over the $4.5 million in 1995. Sales by the Australian subsidiary were $4.7 million in 1996, an increase of 95.8% over the $2.4 million from 1995. Sales made by the international subsidiaries accounted for 12.3% of total sales for 1996 compared to 8.9% of total sales in 1995. Management believes that future sales prospects in the European and Australian markets will have approximately the same rate of growth as the domestic market; however, the pace of growth in both domestic and international markets is subject to many uncertainties beyond the Company's control, among them legal obstacles, public opinion and political opposition. The Company cannot predict the rate at which these markets will develop or to what degree growth will be impacted by these uncertainties.

GROSS PROFIT

          Gross profit for 1996 was $31.8 million, an $8.9 million or 38.9% increase from 1995 gross profit of $22.9 million. The gross profit margin was 34.8% in 1996 compared to 29.5% in 1995. Gross profit margins in the interior sign division increased to 30.7% in 1996 compared to 27.7% in 1995. Interior sign gross profit margin increases were due to higher volume efficiencies and improvements in product cost estimating. In the exterior sign division the gross profit margin increased to 19.2% in 1996 compared to 18.1% in 1995. In the electronics division the gross profit margin increased to 34.6% in 1996 compared to 24.7% in 1995. Electronics division margins in 1995 were negatively affected by inventory reserves that were charged to cost of sales. The surveillance division (Trans Sierra) reported a gross profit margin of only 2.8% in 1996 compared to 19.7% in 1995. Trans Sierra margins suffered due to an increasingly competitive market and an increasing portion of the sales being made on a low margin equipment only basis. Foreign subsidiaries had gross profit margins in 1996 of 21.4% compared to a negative gross profit margin of 1.4% in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          The Company was successful at holding its selling, general and administrative expenses level despite a 17.5% increase in sales. Selling, general and administrative expenses totaled $29.1 million for the year ended December 31, 1996 $37,000 less than in 1995. As a percentage of sales, selling, general and administrative expenses were 32.0% in 1996 and 37.5% in 1995.

          Amortization of intangible assets amounted to $2.0 million in 1996 compared to $1.8 million in 1995. Depreciation increased to $2.4 million in 1996 from $2.0 million in 1995.

          Research and development expenses, which are charged to operations when incurred, were $3.1 million for the year ended December 31, 1996, compared to $3.7 million in 1995. Management believes that the development of new and innovative products, as well as enhancement of the Company's existing product lines for the domestic and international markets, are vital to the future growth of the Company. CasinoLink(TM), CaddTrack(TM), SafeJack(TM) and MikohnVision(TM) are four of the new products recently introduced, each of which is expected by management to be successful.

          Selling and marketing expense for the year ended December 31, 1996 was $13.4 million compared to $13.6 million in 1995. Advertising expenses were reduced to $1.0 million in 1996 compared to $1.5 million in 1995. Sales commissions increased to $2.0 million in 1996 up from $1.1 million in 1995. General and administrative expenses increased to $8.3 million in 1996 from $8.1 million in 1995.

OTHER INCOME AND EXPENSE

          Interest expense increased to $1.9 million in 1996 from $1.1 million in 1995. Borrowings under the Bank of America Nevada credit facility were $17.9 million at December 31, 1996 and $17.7 million at December 31, 1995. In 1995, a substantial part of the advances under the credit facility were made during the latter part of the year which resulted in lower interest costs in 1995 compared to 1996. Other income and expense decreased $297,000, primarily because of a decrease in interest income and an increase in foreign currency translation losses.

TAX PROVISION

The Company's effective tax rate in 1996 was 41.2% resulting in a tax provision of $429,000 compared to a 1995 effective tax rate of 35.4% and a tax benefit of $3,650,000.

EARNINGS PER SHARE

Earnings per share for 1996 were $0.06 on weighted average common shares outstanding of 9,847,195 compared to a loss of $0.68 per share on weighted average common shares outstanding of 9,801,726 in 1995.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

SALES

          Sales for the year ended December 31, 1995 were $77.8 million compared to $57.8 million for the prior year, an increase of $20.0 million or 35%. Sales in 1995 include approximately $39.4 million by the domestic interior sign division, $12.7 million by Trans Sierra, $11.6 million by the outdoor lighting and sign division (primarily CEI), $5.1 million by the games division (which includes revenues from table game leasing, keno equipment sales and slot route operations) and $6.9 million by the Australian and European foreign subsidiaries. Sales by the electronics division in 1995 were $17.0 million, including approximately $8.7 million in intracompany sales, (primarily to the interior sign division), which have been eliminated in the consolidated statement of operations. Sales in 1994 include $39.8 million by the domestic interior sign division, $4.0 million by Trans Sierra (for the period September 1, 1994 through December 31, 1994), $0.7 million by the outdoor lighting and sign division (for the period November 16, 1994 through December 31, 1994), $1.6 million by the foreign subsidiaries, $0.2 million by the games division (table game leasing and keno equipment sales) and $20.0 million in sales by the electronics division, including approximately $8.7 million in intracompany sales which have been eliminated in the consolidated statement of operations.

          Sales by the European subsidiary were $4.5 million in 1995, its first year of production. Sales by the Australian subsidiary were $2.4 million in 1995, an increase of $0.8 million or 50% over 1994 sales. Management believes that the international market offers better prospects for sales growth in the near future than does the domestic market; however, the pace of growth in both domestic and international markets is subject to many uncertainties beyond the Company's control, among them legal obstacles, public opinion and political opposition. The Company cannot predict the rate at which these markets will develop or to what degree growth will be impacted by these uncertainties.


GROSS PROFIT

          Gross profit for 1995 was $22.9 million, a $2.1 million or 8.4% decrease from 1994 gross profit of $25.0 million. The gross profit margin was 29.5% in 1995 compared to a gross profit margin of 43.2% in the prior year. The gross profit margin for 1995 was negatively impacted by various factors, including approximately $1.1 million of adjustments related to the restructuring, primarily inventory reserves, that were charged to cost of sales; the lower gross profit margins realized by acquired business operations; introductory discounts on new products sold in the domestic gaming market; market penetration discounts offered in certain foreign markets; and lower sales of the Company's core products. The acquired business operations that negatively impacted the gross profit margins were Trans Sierra with a gross profit margin of 19.7%, the outdoor lighting and sign division with a gross profit margin of 18.1% and the two foreign subsidiaries which reported a combined negative gross profit percentage of 1.4%. The gross profit margin reported by the domestic interior sign facilities decreased from 31.2% in 1994 to 27.7% in 1995. Sales of new products in 1995 by the electronics division totaled $1.4 million with a negative gross profit of $0.3 million due to significant discounts being offered as a means of exposing these products to the Company's customers.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses increased by $13.2 million in 1995 to $29.2 million, compared to $15.9 million in 1994. Of this increase, selling, general and administrative expenses of acquired businesses totaled $10.3 million in 1995 compared to $1.6 million in 1994. As a percentage of sales, selling, general and administrative expenses were 37.5% and 27.5% for 1995 and 1994, respectively.

          Amortization of intangible assets increased from $1.2 million in 1994 to $1.8 million in 1995, primarily as a result of the amortization of goodwill acquired in the Australian subsidiary and Games of Nevada acquisitions and the covenants not to compete obtained from executives in other acquired businesses.

          Depreciation expense increased from $0.9 million in 1994 to $2.0 million in 1995, with $0.7 million being attributable to the acquired businesses and $0.4 million being the result of depreciation on property and equipment acquired in the modernization and expansion of the Company's facilities.

          Research and development expenses, which are charged to operations when incurred, were $3.7 million and $2.2 million in 1995 and 1994, respectively. Management believes that the development of new and innovative products, as well as enhancement of the Company's existing product lines for the domestic and international markets, are very important to the future growth of the Company.

          Selling and marketing expenses increased to $13.6 million in 1995 compared to $7.9 million in 1994, an increase of $5.7 million. $4.4 million of the increase was incurred by the acquired business operations and the $1.3 million balance of the increase was primarily attributable to advertising in various trade magazines and participation in trade shows.

          General and administrative expenses increased from $3.7 million in 1994 to $8.1 million in 1995, an increase of $4.4 million. Of this increase, acquired businesses contributed $2.4 million. Payroll at the corporate level increased $0.7 million, from $1.7 million in 1994 including executive bonuses of $0.6 million, to $2.4 million in 1995. The balance of the increase is attributable to other administrative costs incurred primarily at the corporate level in managing and administering expanded operations.

OTHER INCOME AND EXPENSE

          Interest expense increased to $1.1 million in 1995 from $64,000 in 1994 because of bank borrowing in 1995 and interest expense on the long-term debt incurred in the acquisition of the assets of Games of Nevada. Other income and expense decreased $50,000, primarily because of a decrease in interest income.


LIQUIDITY AND CAPITAL RESOURCES

          In 1996, the Company had a net income of $612,000. Net cash used in operating activities decreased to $924,000 from $12.3 million in 1995. Cash was used for a $3.1 million increase in accounts receivables, a $5.8 million increase in inventories and a $1.3 million increase in prepaid expenses and other assets. Cash was provided by an increase in customer deposits of $3.7 million, depreciation of $2.4 million and amortization of $2.0 million.
Accounts receivable increased $4.1 million in interior signs due to record 4th quarter sales. Other receivables decreased from $3.0 million to $0.4 million due primarily to the receipt of $2.8 million in Federal tax refunds. Inventory increases were $1.6 million in the outdoor sign division. Cash balances at December 31, 1996 were $1.8 million compared to $5.5 million on December 31, 1995. The Company expects that in 1997 adequate cash requirements will be provided by a decrease in accounts receivable and an increase in operating earnings.

          The Company has a line of credit with Bank of America Nevada under a Business Loan Agreement dated January 10, 1996, which succeeds a prior credit facility. For a full description, see Note 8 of the Notes to Consolidated Financial Statements. This credit facility is due on May 31, 1997. The Company is currently in discussions with Bank of America Nevada to extend the due date of the loan and is also in discussions with other lenders to secure a new financing arrangement. The Company believes that it will be successful in extending the term of the current Bank of America Nevada loan or securing new financing prior to the due date and the Company is in compliance with all of the covenants under the Bank of America Nevada credit facility. However, there is no guarantee that the loan will be extended or that the Company will be successful in securing new financing prior to the due date in which case the Company would be in default of the Business Loan Agreement

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

             For the Years Ended December 31, 1996, 1995 and 1994.

Independent Auditors' Report........................................................   30
Consolidated Balance Sheets as of December 31, 1996 and 1995........................   31
Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995
 and 1994...........................................................................   32
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
 December 31, 1996, 1995 and 1994...................................................   33
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995
 and 1994...........................................................................   34
Notes to Consolidated Financial Statements..........................................   36
Quarterly Results of Operations (Unaudited).........................................   50

All other schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


Mikohn Gaming Corporation:

     We have audited the accompanying consolidated balance sheets of Mikohn Gaming Corporation (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion such financial statements present fairly in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE, LLP

Las Vegas, Nevada
February 24, 1997

                           MIKOHN GAMING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1996 AND 1995

                                                                                 1996           1995
                                                                             ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 1,798,207    $ 5,453,136
  Accounts receivable, net                                                    25,693,606     22,639,944
  Installment sales receivable, current portion                                  816,861      1,332,214
  Inventories                                                                 23,011,969     17,224,462
  Prepaid expenses                                                             2,621,985      1,870,482
  Deferred tax asset                                                             639,466        925,449
                                                                             -----------    -----------
        Total current assets                                                  54,582,094     49,445,687

Installment sales receivable, net of current portion                             562,288        241,174
Property and equipment, net                                                   15,847,881     15,539,211
Intangible assets                                                             15,328,738     16,998,401
Other assets                                                                   3,759,380      2,891,002
Deferred tax asset                                                               372,204        383,221
                                                                             -----------    -----------
Total assets                                                                 $90,452,585    $85,498,696
                                                                             ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and notes payable                        $18,683,138    $   786,172
  Trade accounts payable                                                       7,355,022      6,982,409
  Customer deposits                                                            6,565,657      2,875,174
  Accrued and other current liabilities                                        3,668,919      3,197,957
                                                                             -----------    -----------
        Total current liabilities                                             36,272,736     13,841,712
                                                                             -----------    -----------
Long-term debt, net of current portion                                         4,035,602     22,305,160
                                                                             -----------    -----------

Commitments

Stockholders' equity:
  Preferred stock, $.10 par value, 5,000,000 shares authorized, none issued and outstanding
  Common stock, $.10 par value, 20,000,000 shares authorized,
    9,898,824 and 9,827,164 shares issued                                        989,882        982,717
  Additional paid-in capital                                                  48,436,536     48,259,166
  Foreign currency translation                                                  (170,576)        30,736
  Retained earnings                                                              939,368        327,156
                                                                             -----------    -----------
    Total                                                                     50,195,210     49,599,775
  Less treasury stock, 4,863 shares and 24,333 shares, at cost                   (50,963)      (247,951)
                                                                             -----------    -----------
     Total stockholders' equity                                               50,144,247     49,351,824
                                                                             -----------    -----------
Total liabilities and stockholders' equity                                   $90,452,585    $85,498,696
                                                                             ===========    ===========

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                              1996           1995            1994
                                                          ------------   -------------   ------------
Sales                                                     $91,402,046    $ 77,796,533    $57,782,144
Cost of Sales                                              59,647,367      54,876,214     32,796,723
                                                          -----------    ------------    -----------
Gross Profit                                               31,754,679      22,920,319     24,985,421
Selling, general and administrative expenses               29,148,378      29,186,975     15,897,257
Write-off of assets and other                                               3,571,727
                                                          -----------    ------------    -----------
Operating income (loss)                                     2,606,301      (9,838,383)     9,088,164

Other income (expense):
   Interest expense                                        (1,934,171)     (1,126,067)       (63,828)
   Other income and expense                                   369,082         666,052        716,463
                                                          -----------    ------------    -----------
Income (loss) before income tax (provision)
 benefit                                                    1,041,212     (10,298,398)     9,740,799
Income tax (provision) benefit                               (429,000)      3,650,000     (3,340,000)
                                                          -----------    ------------    -----------
Net income (loss)                                         $   612,212    $ (6,648,398)   $ 6,400,799
                                                          ===========    ============    ===========
Earnings per share information:
Weighted average common shares                              9,847,195       9,801,726      9,723,617
                                                          ===========    ============    ===========
Earnings (loss) per common share                                $0.06          $(0.68)         $0.66
                                                          ===========    ============    ===========

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                            FOREIGN
                                      COMMON STOCK         ADDITIONAL                                       CURRENCY
                               ------------------------     PAID-IN         RETAINED       TREASURY       TRANSLATION
                                 SHARES        AMOUNT       CAPITAL         EARNINGS         STOCK        ADJUSTMENT       TOTAL
                               -----------   ----------   ------------   -------------   --------------   -----------   ------------

Balance, January 1, 1994        9,739,498     $973,950    $47,153,109     $   574,755                                   $48,701,814
Common stock issued in
 exchange for assets               66,666        6,667      1,004,782                                                     1,011,449
Common stock purchased and
 held in treasury                (274,500)                                                 $(3,472,747)                  (3,472,747)

Treasury stock issued in          250,947                                                    3,197,865                    3,197,865
 merger
Net income                                                                  6,400,799                                     6,400,799
Translation adjustments                                                                                    $ 173,631        173,631
                                ---------     --------    -----------     -----------      -----------     ---------    -----------
Balance, December 31, 1994      9,782,611      980,617     48,157,891       6,975,554         (274,882)      173,631     56,012,811
Issuance of treasury stock         20,000                                                      231,991                      231,991
Issuance of common stock           17,000        1,700         81,175                                                        82,875
Stock options exercised             4,000          400         20,100                                                        20,500
Common stock purchased and
 held in treasury                    (780)                                                      (3,998)                      (3,998)

Treasury stock reacquired         (20,000)                                                    (201,062)                    (201,062)

Net loss                                                                   (6,648,398)                                   (6,648,398)

Translation adjustments                                                                                     (142,895)      (142,895)

                                ---------     --------    ------------     -----------      -----------     ---------    -----------
Balance, December 31, 1995      9,802,831      982,717     48,259,166         327,156         (247,951)       30,736     49,351,824
Purchase of treasury stock           (530)                                                      (4,074)                      (4,074)

Issuance of common stock           18,700        1,870        120,655                                                       122,525
Stock options exercised            72,960        7,295        255,777                                                       263,072
Treasury stock canceled                         (2,000)      (199,062)                         201,062
Net income                                                                    612,212                                       612,212
Translation adjustments                                                                                     (201,312)      (201,312)

                                ---------     --------    -----------     -----------      -----------     ---------    -----------
Balance, December 31, 1996      9,893,961     $989,882    $48,436,536     $   939,368      $   (50,963)    $(170,576)   $50,144,247
                                =========     ========    ===========     ===========      ===========     =========    ===========

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                         1996            1995            1994
                                                                     -------------   -------------   -------------
Cash flows from operating activities:
   Net income (loss)                                                 $    612,212    $ (6,648,398)   $  6,400,799
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Depreciation                                                       2,431,340       2,000,202         875,580
     Amortization                                                       1,984,502       1,756,268       1,192,983
     Write-off of noncurrent assets                                                     2,478,427
     Provision for bad debts                                               41,412         454,296         166,782
     Change in exchange rate variance                                    (201,312)        136,664
   Changes in assets and liabilities:
     Accounts receivable                                               (3,095,074)     (7,724,790)     (4,620,195)
     Installment sales receivable                                         194,239       1,717,506      (3,150,589)
     Inventories                                                       (5,787,507)     (2,872,732)     (5,683,340)
     Prepaid expenses and other assets                                 (2,916,720)     (3,158,876)       (728,608)
     Trade accounts payable                                               372,613         648,817        (143,110)
     Accrued and other current liabilities                                470,962         683,825         (27,362)
     Customer deposits                                                  3,690,483      (1,018,553)        598,140
     Deferred taxes                                                     1,279,000        (773,000)       (209,000)
                                                                     ------------    ------------    ------------
Net cash used in operating activities                                    (923,850)    (12,320,344)     (5,327,920)
                                                                     ------------    ------------    ------------
Cash flows from investing activities:
   Purchase of business operations                                                     (3,500,000)
   Purchase of property and equipment                                  (2,740,010)     (7,583,825)     (4,607,049)
   Proceeds from sale of property and equipment                                                             8,100
   Cash acquired through business acquisitions                                                            707,847
                                                                     ------------    ------------    ------------
Net cash used in investing activities                                  (2,740,010)    (11,083,825)     (3,891,102)
                                                                     ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from long-term debt and notes payable                         414,760      18,191,373
   Principal payments on notes payable and long-term debt                (787,352)       (846,510)       (594,254)
   Payments of non-trade liabilities                                                                   (5,939,936)
   Proceeds from sale of common stock                                     385,597
   Purchases of treasury stock                                             (4,074)                     (3,472,746)
                                                                     ------------    ------------    ------------
Net cash provided by (used in) financing activities                         8,931      17,344,863     (10,006,936)
                                                                     ------------    ------------    ------------
Decrease in cash and cash equivalents                                  (3,654,929)     (6,059,306)    (19,225,958)
Cash and cash equivalents, beginning of year                            5,453,136      11,512,442      30,738,400
                                                                     ------------    ------------    ------------
Cash and cash equivalents, end of year                               $  1,798,207    $  5,453,136    $ 11,512,442
                                                                     ============    ============    ============

Continued

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                              1996           1995          1994
                                                          -------------   -----------   -----------
Supplemental disclosure of cash flows information:
   Cash paid (received) during the year for:
      Interest                                             $ 1,612,152     $  761,751    $   62,262
                                                          ============    ===========    ==========
      State and federal taxes                              $(2,807,925)    $  471,424    $4,042,487
                                                          ============    ===========    ==========
Supplemental schedule of non-cash investing and
   financing activities:
   Issuance of stock in exchange for assets                                $  231,991    $  381,250
                                                          ============    ===========    ==========
   Acquisitions through mergers:
      Assets acquired                                                                    $3,654,626
      Liabilities assumed                                                                 2,338,301
      Dividend notes assumed                                                                650,000
                                                          ------------    -----------    ----------
   Equity acquired through issuance of common stock                                      $  666,325
                                                          ============    ===========    ==========
   Acquisition of JRY Companies net business assets:
      Assets acquired                                                                    $4,338,484
                                                          ============    ===========    ==========
      Liabilities assumed                                                                $4,338,484
                                                          ============    ===========    ==========
Debt incurred in purchase of business assets               $   140,000     $4,489,562
                                                          ============    ===========    ==========

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

    Mikohn Gaming Corporation (the "Company" or "Mikohn"), a publicly traded Nevada corporation, was formed in May 1986 to develop, manufacture and distribute technologically advanced progressive jackpot systems for use with gaming machines. On September 17, 1993 the Company changed its name from Mikohn, Inc. to Mikohn Gaming Corporation, and on November 25, 1993 the Company consummated an initial public offering of 3,450,000 shares of its Common Stock at $15.00 per share (the "Offering"), representing approximately 35.4% of the Company's common stock after giving effect to the November 28, 1993 acquisitions described below. Net proceeds to the Company after underwriting discounts and commissions and other offering costs were $46,666,068. Stockholders of Mikohn prior to the initial public offering owned a total of 3,125,000 shares of the Company's Common Stock.

    At the close of business on November 28, 1993, the Company merged with Casino Signs North, Inc. (and its affiliate A&D Sign Manufacturing, Inc.) and Peterson Sign Art, Inc. (the "Merger"). The stockholders of Casino Signs North, Inc. and Peterson Sign Art, Inc. each received 1,562,500 shares of the Company's Common Stock, or a combined total of 3,125,000 shares. Such acquisitions through merger were accounted for by the purchase method and valued at historical cost. In connection with the Merger, the stockholders of Mikohn, Casino Signs North, Inc. and Peterson Sign Art, Inc. received distributions equal to previously taxed undistributed income through the date of the Merger in connection with the termination of the Subchapter S corporation status of those companies. Such distributions totaled approximately $4.9 million, $3.2 million of which was paid in fiscal 1993 and the balance of approximately $1.7 million was paid in fiscal 1994.

    Concurrently with the closing of the Merger, the Company purchased the principal operating assets of Casino Signs, Inc. and its affiliate, Casino Products (collectively "Casino Signs") for approximately $13.4 million and Current Technology Systems, Inc. for approximately $4.2 million. This consideration paid in each case included 10-year worldwide covenants not to compete from the companies and their principals.

    On April 8, 1994 the Company acquired Casino Signs Pty Limited and its affiliate, Club Casino Products Pty Limited, companies based in Sydney, Australia, through the issuance of 41,666 shares of the Company's Common Stock. The acquisition was accounted for by the purchase method.

    On September 1, 1994 the Company merged with Trans Sierra Communications, Inc. ("Trans Sierra"), a producer of high performance surveillance, security and communications systems, through the issuance of 250,947 shares of the Company's treasury stock which had been purchased by the Company at a cost of approximately $3,198,000. The acquisition of Trans Sierra has been accounted for by the purchase method. On December 31, 1995, 20,000 shares of the Company's Common Stock issued in connection with the merger with Trans Sierra were returned to the Company as a result of Trans Sierra's operations not achieving certain sales levels for the year then ended. Such shares were recorded as treasury stock at a cost of $201,062 and have since then been canceled.

      On November 15, 1994 CEI, a wholly owned subsidiary of the Company, completed the first step of a plan to acquire the business operations of a group of companies from John Renton Young

(the "JRY Companies") by acquiring the net assets of the JRY Companies in consideration for the conditional obligation to issue 216,666 shares of the Company's Common Stock (see below) and the assumption of certain liabilities, including a $500,000 loan made to the JRY Companies by the Company prior to November 15, 1994. The liabilities assumed by CEI in this transaction, net of a deposit in the amount of approximately $781,000 towards the purchase of certain real property owned by an affiliate of the JRY Companies, exceeded the book value of the assets acquired by approximately $129,000. In addition, the Company agreed to pay John Renton Young $500,000 for his ten-year covenant not to compete.

    The second step of the acquisition plan is contingent upon the Company receiving certain non-liability assurances. If the non-liability assurances are not received by November 7, 1997 the Company, at its option, will either unwind the acquisition (restoring the parties to their original positions as nearly as possible) or proceed to the Second Closing without such non-liability assurances. Upon receiving the stipulated assurances, the Company will proceed with the second step which, under the terms of the agreement, obligates the Company to (i) acquire all of the outstanding stock of the parent company of the JRY Companies, for a payment of an additional $1.0 million less the amount of any unrealized assets (e.g., uncollected accounts receivable) acquired in the first step of the acquisition plan; (ii) purchase the real property owned by an affiliate of the JRY Companies, for cash equal to 90% of the amount, if any, by which the fair market value of the property exceeds the amount of the deposit paid in the first step of the acquisition plan and (iii) issue up to 216,666 shares of the Company's Common Stock. The 216,666 shares of the Company's Common Stock conditionally issuable at a Second Closing may be reduced by as many as 150,000 shares (the exact number to be determined by formula) upon failure of the acquired assets to generate a gross profit of $4.0 million in calendar year 1995 and $6.4 million in calendar 1997. For the year ended December 31, 1995, the JRY Companies reported a gross profit of $2.1 million, which resulted in a reduction of the maximum number of shares of the Company's Common Stock to be issued at a possible Second Closing from 216,666 to 129,180.

    On January 3, 1995, the Company paid $2.0 million for the purchase of certain inventory and intangible assets from Michael Wichinsky doing business as Games of Nevada. With exceptions that are immaterial, the assets included all rights to all games developed by Games of Nevada, including certain patent and trademark rights to a number of coin operated specialty games.

    On February 1, 1995, the Company consummated the purchase of a slot machine route, including specialty "Flip-It"(TM) games and other inventory from Mr. Wichinsky. In return for these assets, the Company paid Mr. Wichinsky $1.5 million in cash and a promissory note, secured by gaming equipment and slot route rights, in the principal amount of $4.5 million, payable commencing February 1, 1996 in eight annual installments of $781,250 including interest at 8% per annum. Each annual note payment is guaranteed by a letter of credit issued under the Company's January 10, 1996 Business Loan Agreement. In the first quarter of fiscal 1996, the Company obtained the final approvals to lease the "Flip-It(TM)" games in Mississippi.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Concentration of Credit Risk.  The Company sells its products and services
     ----------------------------
to distributors and gaming properties primarily in the United States, Europe and Australia. During 1994 and continuing into 1996, the Company commenced a financing program whereby credit evaluations were performed by the Company and interest bearing installment sales contracts collateralized by the equipment sold were entered into with certain customers, with payment terms ranging over periods of 12 to 24 months.

The Company performs credit evaluations of its customers, and typically requires advance deposits of approximately 50%. The Company maintains reserves for potential credit losses and the amounts of such losses have not exceeded management's expectations.

     Cash and Cash Equivalents.  Investments which mature within 90 days from
     -------------------------
the date of purchase are treated as cash equivalents and are included in cash and short-term investments.

     Inventories.  Inventories are stated at the lower of cost (determined using
     -----------
the first-in, first-out method) or market.

     Property and Equipment.  Property and equipment are stated at cost and are
     ----------------------
depreciated by the straight-line method over the useful lives of the assets, which range from 5 to 39 years. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred.

     Deposits and Product Sales Recognition.  Deposit liabilities represent
     --------------------------------------
amounts collected in advance from customers under agreements for which the related sale of inventory has not been completed. Sales are recorded when the inventory has been delivered to or installed for the customer.

     Intangible Assets.  Intangible assets consist of patent and trademark
     -----------------
rights, goodwill, intellectual property rights and covenants not to compete. They are recorded at cost and are amortized on a straight-line basis over periods of 5 to 15 years. Management periodically reviews the recoverability of its goodwill, and has determined that no provision for impairment is necessary at December 31, 1996.

     Fair Values of Financial Instruments.  In accordance with reporting and
     ------------------------------------
disclosure requirements of the Statement of Financial Accounting Standards ("SFAS") No. 107 - "Disclosures about Fair Values of Financial Instruments", the Company calculates the fair value of financial instruments and includes this information in the Company's Notes to Consolidated Financial Statements when the fair value is different than the book value of those financial instruments.
When fair value is equal to book value, no disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved.

     Use of Estimates and Assumptions.  The preparation of financial statements
     --------------------------------
in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Research and Development.  Costs associated with the development of
     ------------------------
products are expensed when incurred. Such expenses totaled approximately $3,093,000, $3,734,000 and $2,222,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

     Income Taxes.  The Company accounts for income taxes under No. 109,
     ------------
"Accounting for Income Taxes", pursuant to which the Company records deferred income taxes for temporary differences that are reported in different years for financial reporting and for income tax purposes. Such deferred tax liabilities and assets are classified into current and non-current amounts based on the classification of the related assets and liabilities.

     Reclassifications.  Certain amounts in the 1995 consolidated financial
     ------------------
statements have been reclassified to be consistent with the presentation used in 1996.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 1996 and 1995 consist of the following:

                                              1996            1995
                                          -------------   -------------
Trade accounts                             $26,121,871     $20,654,183
Other                                          424,316       2,981,236
                                           -----------     -----------
    Subtotal                                26,546,187      23,635,419
Less allowance for doubtful accounts          (852,581)       (995,475)
                                           -----------     -----------
    Net                                    $25,693,606     $22,639,944
                                           ===========     ===========

     Accounts receivable serve as collateral for debt (see Note 8).

     Changes in the allowance for doubtful accounts for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                        1996          1995          1994
                                     -----------   -----------   -----------
Allowance for doubtful accounts
 - beginning                          $(995,475)    $(577,976)    $(250,462)
Allowance for doubtful accounts
 - acquired companies                                              (248,411)
Provision for bad debts                 (41,412)     (454,296)     (166,782)
Write-offs                              184,306        36,797        87,679
                                      ---------     ---------     ---------
Allowance for doubtful accounts
 - ending                             $(852,581)    $(995,475)    $(577,976)
                                      =========     =========     =========

4.   INSTALLMENT SALES RECEIVABLE

     The Company commenced an installment sales financing program for approved customers during 1994. Such interest bearing contracts are collateralized by the equipment sold and have payment terms ranging from 12 to 24 months. The amount financed during 1996 and 1995 totaled approximately $0.2 million and $2.2 million, respectively. At December 31, 1996 and 1995, the balance of installment sales receivable was $1,379,149 and $1,573,388, of which $816,861 and $1,332,214, respectively, were due within 12 months. Installment sales receivable serve as collateral for debt (see Note 8).

5.   INVENTORIES

     Inventories at December 31, 1996 and 1995 consist of the following:

                               1996           1995
                            -----------    -----------
      Raw materials         $12,135,004    $ 9,494,688
      Finished goods          5,124,484      4,264,890
      Work in process         5,752,481      3,464,884
                            -----------    -----------
          Total             $23,011,969    $17,224,462
                            ===========    ===========

     During 1995, the Company recorded $55,600, in charges to cost of sales for inventory write-downs due to obsolescence and an additional charge of $367,787 was recorded for product lines being discontinued (which amount was included in the write-off of assets). At December 31, 1996 and 1995, inventory reserves totaled $423,387. Inventories serve as collateral for debt (see Note 8).

6.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1995 consists of the following:

                                       1996            1995
                                    -----------     -----------
Land                                $ 1,131,062     $ 1,131,062
Buildings and improvements            4,056,307       3,538,645
Machinery and equipment              10,430,439       8,901,038
Furniture and fixtures                4,658,147       4,216,557
Transportation equipment              1,522,003       1,355,263
Construction in progress                 12,575
                                    -----------     -----------
    Subtotal                         21,810,533      19,142,565
Less accumulated depreciation        (5,962,652)     (3,603,354)
                                    -----------     -----------
    Total                           $15,847,881     $15,539,211
                                    ===========     ===========

     As a matter of policy, management reviews and requires long-lived assets and certain identifiable intangibles that are held and used by the Company to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Certain of the property and equipment serve as collateral for debt (see
Note 8).

7.   INTANGIBLE ASSETS

     Intangible assets at December 31, 1996 and 1995 consist of the following:

                                       1996            1995
                                   ------------    ------------
Patent and trademark rights         $ 1,085,575     $   893,575
Covenants not to compete             10,631,274      10,558,774
Proprietary property rights             228,750         228,750
Goodwill                              9,141,455       9,091,117
                                    -----------     -----------
    Subtotal                         21,087,054      20,772,216
Less accumulated amortization        (5,758,316)     (3,773,815)
                                    -----------     -----------
    Total                           $15,328,738     $16,998,401
                                    ===========     ===========

     Trademark and patent rights in the amount of $617,000 were acquired from a former stockholder in 1987 and 1988. In 1989, 1995 and 1996 additional trademark and patent rights in the amount of $226,575, $50,000 and $192,000 respectively, were acquired from employees.

     In April 1994, certain proprietary intellectual property rights were acquired from employees in exchange for Common Stock valued at the fair market value of the stock of $228,750.

     The covenants not to compete include ten-year covenants acquired in November 1993 from the former stockholders of Casino Signs, Inc. and Current Technology Systems, Inc. at costs of $6,468,813 and $3,705,312, respectively.
In 1994, the cost of the covenants not to compete from the former stockholders of Casino Signs, Inc. was increased by approximately $294,000 in settlement of a dispute pertaining to the valuation of certain assets acquired in the November 1993 acquisition. In addition, the increase in covenants not to compete in 1994 includes those acquired from the former stockholders of Trans Sierra for $100,000, the ten-year covenant not to compete from John Renton Young for $500,000 and, those acquired from the stockholders of the pre-Merger Subchapter S corporations pursuant to the agreements whereby they received distributions of previously taxed income in the amount of $377,000. A covenant not to compete acquired from a former stockholder in 1988 at a cost of $240,000 was fully amortized when it expired in 1994. In 1995, because of the planned discontinuance of a product line acquired from Current Technology Systems, Inc., $1,235,518 in an unamortized covenant not to compete was included in the write-off of assets.

     During 1994 goodwill was recorded in connection with the acquisitions of Casino Signs Pty Limited and Trans Sierra Communications, Inc. in the amounts of $765,950 and $3,103,751, respectively, based on the market value of the Company's Common Stock issued in each of the acquisitions and the valuation of the net assets acquired. In 1995, goodwill was recorded in the amount of $5,484,562 in the acquisition of the assets of Games of Nevada. On December 31, 1995 20,000 shares of the Company's Common Stock issued in the acquisition of Trans Sierra were returned to the Company as a result of Trans Sierra's operations not achieving certain sales levels. Goodwill and the related accumulated amortization were reduced by $231,995 and $30,933, respectively.

8.   LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                  1996             1995
                                                               -----------      -----------
Noninterest bearing note
 payable to the former owners
 of Casino Signs due in monthly installments of
 $13,260, with any unpaid balance due on April 1,
 1998.  Should Mikohn fail to pay a monthly
 installment within 30 days of written notice from the
 holder of the note, the former operators of Casino
 Signs are released from their covenants not to
 compete (See Note 7)                                          $   169,231      $   304,615

Other notes payable, collateralized by transportation
 equipment                                                         215,909          226,252

Senior secured credit facility with Bank of America
 Nevada (described below)                                       17,892,858       17,745,400

Note payable to Bank of Mississippi dated November
 3, 1995 in the original amount of $334,421 and
 payable in monthly installments of $7,150 including
 interest at the rate of prime plus 1% (9.5% at
 December 31, 1996); secured by a First Deed of Trust
 on land and buildings in Gulfport, Mississippi                    272,980          325,503

Note payable to Michael Wichinsky dated February 1,
 1995 due in eight annual installments of $781,250,
 including interest at the rate of 8% per annum;
 secured by gaming equipment and slot route rights;
 each annual installment is to be guaranteed by a
 letter of credit                                                4,067,477        4,489,562

Note payable to Michael Wichinsky dated February 1,
 1996 in the original amount of $140,000 and payable
 in monthly  installments of $4,323 including interest
 at the rate of 7% per annum                                       100,285
                                                               -----------      -----------
 Total                                                          22,718,740       23,091,332
Less current portion                                            18,683,138          786,172
                                                               -----------      -----------
 Long-term portion                                             $ 4,035,602      $22,305,160
                                                               ===========      ===========

     The Company entered into a senior secured credit facility with Bank of America Nevada (the "Bank") dated April 21, 1995 in the original amount of $20.0 million due May 31, 1997 with interest payable monthly at a variable rate equal to LIBOR or the reference rate as publicly announced by the

Bank plus 0.5% (9.0% at December 31, 1995). Security for advances under the credit facility included all of the Company's personal property assets including but not limited to all accounts receivable, contracts, contract rights, chattels, inventory, furniture, fixtures and equipment and intangible assets. Under this credit facility the Company agreed to maintain certain financial ratios; to comply with certain financial covenants including but not limited to minimum net tangible assets, minimum EBITDA (earnings before interest expense, income taxes, depreciation, amortization and extraordinary items) determined on a rolling four quarters basis; to maintain certain financial ratios involving debt to EBITDA computations; and to a prohibition on the payment of dividends and the incurrence of additional debt in excess of specified amounts. On January 10, 1996, the Company and the Bank entered into a new Business Loan Agreement in which the EBITDA requirement was converted from a rolling four quarters computation to a cumulative EBITDA based on monthly computations commencing October 1, 1995.

In addition, the LIBOR interest option was deleted and the interest rate was increased from the reference rate plus 0.5% to the reference rate plus 0.75% (9% at December 31, 1996); the amount available under the credit facility was reduced from $20.0 million to $19.0 million until December 31, 1996, on which date the amount available returned to $20.0 million. Any additional debt incurred by the Company requires the Bank's written approval. During 1996, the Company was in compliance with the covenants contained in the January 10, 1996 Business Loan Agreement and management believes that the Company will remain in compliance.

The Company is currently in discussions with Bank of America Nevada to extend the due date of the loan and is also in discussions with other lenders to secure a new financing arrangement. The Company believes that it will be successful in extending the term of the current Bank of America Nevada loan or securing new financing prior to the due date. However, there is no guarantee that the loan will be extended or that the Company will be successful in securing new financing prior to the due date in which case the Company would be in default of the Business Loan Agreement


     Following is the long-term debt maturity schedule:

          1997             $18,683,138
          1998                 697,862
          1999                 646,553
          2000                 666,541
          2001                 631,470
          Thereafter         1,393,176
                           -----------
                           $22,718,740
                           ===========

 9.  WRITE-OFF OF ASSETS

     During the third quarter of 1995, the Company commenced a restructuring and consolidation program as a means of eliminating redundancies in facilities and product lines and to reduce operating costs and expenses. In connection with this endeavor, the Company incurred a write-off of assets of $3,572,000, including inventory reserves and costs associated with the discontinuance of product lines of $2,401,000, plant and facilities closures of $887,000 and severance costs of $284,000.

10.  COMMITMENTS

     At December 31, 1996, the Company was leasing all of its facilities with the exception of its Rapid City, South Dakota, Las Vegas, Nevada and Gulfport, Mississippi interior sign assembly facilities. These leases expire on various dates through 2001. Following is a schedule of future minimum rental payments required under these leases:

          1997             $1,732,758
          1998                492,500
          1999                465,844
          2000                320,459
          2001                 93,754
          Thereafter
                           ----------
                           $3,105,315
                           ==========

     Rent expense was $2,173,883, $2,120,755 and $687,659 in the years ended December 31, 1996, 1995 and 1994, respectively.

     In conjunction with the acquisition of the business assets of the JRY Companies, the Company agreed, subject to the JRY Companies providing the Company with satisfactory non-liability assurances related to the settlement of a contingent liability of the JRY Companies on or before November 7, 1997, to pay the stockholder of the JRY Companies the sum of $1.0 million less any unrealized assets acquired in the November 15, 1994 purchase. In addition, should such non-liability assurances be received by the indicated date, the Company will be required to purchase the real property occupied by the JRY Companies for an amount of cash equal to 90% of the amount, if any, by which the fair market value of the real property on the date of purchase exceeds the book value thereof on November 15, 1994.

     In consideration for its assistance in the acquisition of Trans Sierra, the Company has issued warrants to a third party exercisable through October 1, 1999 to purchase up to 50,000 shares of Common Stock at an exercise price (subject to certain provisions protecting against dilution) of $15.00 per share. The Company has reserved authorized but unissued shares for this purposes.

     The Company is involved in routine litigation, including bankruptcies, collection efforts and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations.

     CEI is a defendant in an action entitled Las Vegas Hilton Corporation v.
                                              -------------------------------
Fireman's Fund Insurance Company, et al., Case No. A354653, filed January 11,
----------------------------------------
1996 in the District Court of the State of Nevada, Clark County. The action arises out of the partial destruction of the world's largest free standing sign at the Las Vegas Hilton Hotel on July 18, 1994 during a violent wind storm. The sign was built by John Renton Young, Ltd. ("JRY"). As mentioned under Note 1 above, in November, 1994, CEI acquired substantially all of the assets of JRY and assumed some of its liabilities. However, CEI explicitly did not assume any liabilities arising out of the destruction of the Hilton sign, which liabilities were represented to be adequately covered by insurance. The defendants named in the suit include JRY's insurance company, the agency that sold the insurance to JRY, the subcontractors who worked on the sign and the engineers who designed the sign. Las Vegas Hilton Corporation alleges that CEI is liable "under the doctrines of successor liability, including without limitation, express or de facto merger, express or implied assumption of liabilities, continuation of enterprise, and/or the transaction was fraudulently made to escape liability for the liability and debts of JRY, including the liability for the sign collapse." The Complaint was served on March 6, 1996. CEI has filed a response denying liability. The Company's insurer is providing a defense to CEI under a reservation of rights. CEI denies liability and is vigorously defending itself against all claims asserted.

11.  INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1996, 1995 and 1994 consisted of:

                                      1996          1995            1994
                                    ---------   -------------   ------------
Current                              $132,000    $(2,668,000)    $3,549,000
Deferred                              297,000       (982,000)      (209,000)
                                     --------    -----------     ----------
     Total provision (benefit)       $429,000    $(3,650,000)    $3,340,000
                                     ========    ===========     ==========

     The provision (benefit) for income taxes for the years ended December 31, 1996, 1995 and 1994 differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                       1996        %         1995          %         1994         %
                                     --------    ----     -----------    ----     ----------    ----
Amount at statutory rate             $364,000    35.0     $(3,604,000)   35.0     $3,311,872    34.0
Interest on U.S.
 government obligations                                       (16,000)    0.1       (144,632)   (1.5)

Foreign losses                                                                        96,250     1.0
Non-deductible expenses                61,000     5.8          65,000    (0.6)        38,500     0.4
State income tax and other            (19,000)   (1.8)        (95,000)    0.9         98,010     1.0
Research tax credit                                                                  (60,000)   (0.6)
Other items                           23, 000     2.2
                                     --------             -----------             ----------
     Total provision (benefit)       $429,000    41.2     $(3,650,000)   35.4     $3,340,000    34.3
                                     ========             ===========             ==========

     The components of the deferred tax asset at December 31, 1996, 1995 and 1994 consisted of the following:

                                              1996          1995
                                            ----------    ----------
Deferred tax assets:
-------------------
Current:
   Reserves for accounts and
      installment sales receivable          $  186,704    $  214,849
   Inventory book / tax differences            474,601       668,233
   Prepaid expenses and other                                 42,367
                                            ----------    ----------
      Subtotal                                 661,305       925,449
                                            ----------    ----------
Non-current:
   Alternative minimum tax credit              234,944
   Intangible assets                           504,855       266,613
   Foreign losses                              366,587       412,165
   Covenant not to compete                     515,952       529,508
   Other                                        13,720
                                            ----------    ----------
      Subtotal                               1,636,058     1,208,286
                                            ----------    ----------
       Total deferred tax assets             2,297,363     2,133,735
                                            ----------    ----------
Deferred tax liabilities:
------------------------
Current:
   Prepaid expenses and other                   21,839

Non-current:
   Fixed assets and other                    1,263,854       825,065
                                            ----------    ----------
       Total deferred tax liabilities        1,285,693       825,065
                                            ----------    ----------
          Net deferred tax assets           $1,011,670    $1,308,670
                                            ==========    ==========


12.  MAJOR CUSTOMER AND SALES BY GEOGRAPHIC AREA

     Although the Company has expanded its product lines to include security and surveillance systems, exterior signage and lighting systems and marketing and control systems designed for gaming operations, it continues to operate primarily in one industry segment - the development, production and marketing of specialized data processing and animated displays for sale principally to the domestic and international gaming industry. Products and services are marketed internationally through the Company, its foreign subsidiaries and its foreign distributors.

     The table below presents a summary of the Company's international sales including foreign subsidiaries, with intracompany sales eliminated, for the years ended December 31, 1996, 1995 and 1994:

             Europe      Australia       Other
           ----------    ----------    ----------
1996       $5,786,921    $4,157,356    $6,792,932
           ==========    ==========    ==========

1995       $6,810,008    $2,777,240    $3,572,789
           ==========    ==========    ==========

1994       $2,376,196    $2,175,169    $  832,493
           ==========    ==========    ==========

13.  STOCK - BASED COMPENSATION PLANS

     In 1993 the Company adopted and in 1996 amended (i) a Stock Option Plan under which non-qualified and incentive stock options (as defined by the Internal Revenue Code) to purchase up to 1,700,000 shares of the Company's Common Stock may be issued to officers, directors (other than non-employee directors), employees, consultants, advisers, independent contractors and agents and (ii) A Director Plan under which stock options to purchase up to 150,000 shares of the Company's Common Stock may be issued to non-employee directors. Generally, options have been granted at the fair market value on the date of grant and for the most part become exercisable at the rate of 20% of the options granted on each of the first through the fifth anniversaries of the date of the grant. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("Statement 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                         1996          1995           1994
                                      ----------   -------------   -----------
Net income:             As reported   $ 612,212     $(6,648,398)    $6,400,799
                        Pro Forma      (233,638)     (6,861,281)     6,400,799

Earning per share:      As reported        0.06           (0.68)          0.66
                        Pro Forma         (0.02)          (0.70)          0.66

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     A summary of the status of the Company's stock option plans at December 31, 1996, 1995, and 1994 and changes during the years then ended is presented in the table and narrative below:

                                            1996                     1995                  1994
                                            ----                     ----                  ----
                                                 Wtd. Avg.               Wtd. Avg.             Wtd. Avg.
                                      Shares     Ex. Price    Shares     Ex. Price   Shares    Ex. Price
                                    ---------    ---------   ---------   ---------   -------   ---------
Director Plan:
-------------
Options, beginning of year             20,000     $14.7375     18,000     $15.9167    15,000    $17.2500
Granted                                23,000       5.5000      2,000       4.1250     3,000      9.2500
                                    ---------                --------                -------
Options, end of year                   43,000       9.7965     20,000      14.7375    18,000     15.9167
                                    =========                ========                =======

Exercisable at end of year             17,667      15.8538     11,000      16.5227     5,001     17.2500

Weighted average (wtd. avg.)
 fair value of options granted
 during the year                                  $ 5.5000                $ 4.1250              $ 9.2500


                                            1996                     1995                  1994
                                            ----                     ----                  ----
                                                 Wtd. Avg.               Wtd. Avg.             Wtd. Avg.
                                      Shares     Ex. Price    Shares     Ex. Price   Shares    Ex. Price
                                    ---------    ---------   ---------   ---------   -------   ---------
Stock Option Plan:
-----------------
Options, beginning of year            700,000     $ 8.8738    392,750     $13.0254   188,500    $14.0650
Granted                               710,250       4.3600    507,400       5.8660   204,250     12.0660
Exercised                             (72,960)      3.6058     (4,000)      1.0000
Canceled                             (196,100)      5.3544   (137,100)      9.7446
Repriced - Canceled                                          (274,850)      8.0597
           Issued                                             215,800       4.2500
                                    ---------                --------                -------
Options, end of year                1,141,190       7.0061    700,000       8.8738   392,750     13.0254
                                    =========                ========                =======
Exercisable at end of year            357,870       5.3984     42,700       7.9558    53,200     14.2253
Weighted average (wtd. avg.)
 fair value of options granted
 during the year                                  $ 4.3438                $ 5.8660              $12.0660

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1996 and 1995 grants: risk-free interest at the date of grant which ranged from 5.25% to 7.78%; expected dividend yield of 0.0 percent; expected lives from 1 to 6 years; and expected volatility of 50 percent.

14.  BENEFIT PLANS

     Certain employees of the JRY Companies are covered by union-sponsored, collectively bargained, multi-employer, defined benefit plans. The Company's contributions to these plans, as determined in accordance with the provisions of the negotiated labor contracts based on the hours worked, were $278,476 for 1996 and $172,802 for 1995.

     Effective October 1, 1994, the Company adopted a savings plan (the "401(k) Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees who are not covered by a collective bargaining unit. The Company's matching contribution was $129,081 for 1996 and $106,095 for 1995.


15.  CONCENTRATIONS OF CREDIT RISK

     The financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts and installment sales receivable. Divisional product sales are primarily to casinos and gaming equipment manufacturers.

     At December 31, 1996, accounts and installment sales receivable on a divisional basis are as follows:

                                                    Installment
                                       Accounts        Sales
                                      Receivable     Receivable       Total
                                      -----------   -----------    -----------
Trade receivables:
  Interior sign packages              $14,443,837    $  323,686    $14,767,523
  Electronics and games                 3,738,427       556,751      4 295,178
  Exterior signage and lighting         2,042,687       194,727      2,237,414
  Surveillance and security             2,261,846       303,985      2,565,831
  Foreign subsidiaries                  2,782,493                    2,782,493
                                      -----------    ----------    -----------
    Subtotal                           25,269,290     1,379,149     26,648,439
                                      -----------    ----------    -----------
Other receivables:
  Other                                   424,316                      424,316
                                      -----------    ----------    -----------
    Subtotal                              424,316                      424,316
                                      -----------    ----------    -----------
    Total                             $25,693,606    $1,379,149    $27,072,755
                                      ===========    ==========    ===========

MIKOHN GAMING CORPORATION
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                        For the Years Ended December 31,
                                                        --------------------------------
                                                               1996            1995
                                                           -----------     -----------
Sales
    First Quarter                                          $20,972,263     $19,327,842
    Second Quarter                                          23,047,937      21,294,628
    Third Quarter                                           21,651,274      15,128,762
    Fourth Quarter                                          25,730,572      22,045,301
                                                           -----------     -----------
                                                           $91,402,046     $77,796,533
                                                           ===========     ===========
Gross Profit
    First Quarter                                          $ 6,641,116     $ 6,049,290
    Second Quarter                                           7,905,254       7,634,652
    Third Quarter                                            7,440,002       1,372,254
    Fourth Quarter                                           9,768,307       7,864,123
                                                           -----------     -----------
                                                           $31,754,679     $22,920,319
                                                           ===========     ===========
Net Income (Loss)
    First Quarter                                          $  (316,107)    $     9,502
    Second Quarter                                              93,975         (41,742)
    Third Quarter                                               16,138      (6,619,241)
    Fourth Quarter                                             818,206           3,083
                                                           -----------     -----------
                                                           $   612,212     $(6,648,398)
                                                           ===========     ===========
Weighted Average Shares Outstanding
    First Quarter                                            9,802,726       9,782,611
    Second Quarter                                           9,814,849       9,799,974
    Third Quarter                                            9,839,357       9,802,716
    Fourth Quarter                                           9,893,735       9,821,168
    Annual                                                   9,847,195       9,801,726

Net Income (Loss) per Share
    First Quarter                                          $     (0.03)    $      0.00
    Second Quarter                                                0.01            0.00
    Third Quarter                                                 0.00           (0.68)
    Fourth Quarter                                                0.08            0.00
                                                           -----------     -----------
                                                           $      0.06     $     (0.68)
                                                           ===========     ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 10 through 13 is set forth under the captions "Election of Directors", "Management", "Executive Compensation", "Principal Stockholders" and "Certain Transactions" in Mikohn Gaming Corporation's definitive proxy statement for the 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference as if set forth in full.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. and 2. Financial Statements and Schedules

         The financial statements and schedules filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.

     (3) Exhibits required by Securities and Exchange Commission Regulation S-K:


     3.1 Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69076).

     3.2    Amended and Restated Bylaws, incorporated by reference to Exhibit
            3.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69076).

     4.1 Portion of Purchase Agreement dated December 9, 1993 between the Company, Casino Signs Pty Limited, Club Casino Products Pty Limited, Casino Signs Holding Pty Limited, Wentworth Hill and William Redshaw, incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended March 31, 1994.

     4.2 Portion of Employment Agreement, dated March 1, 1994, between Michael Bennett and the Company, incorporated by reference to
            Exhibit 4.2 to the Company's Form 10-Q for the quarter ended March 31, 1994.

     4.3 Portion of Employment Agreement, dated March 1, 1994, between Cynthia Bennett and the Company, incorporated by reference to
            Exhibit 4.3 to the Company's Form 10-Q for the quarter ended March 31, 1994.

     4.4 Agreement and Plan of Merger dated June 10, 1994 between the Company, Trans Sierra Communications, Inc., Dan Hartwell and Jytte Hartwell, including certain exhibits thereto and a supplemental list identifying all exhibits and schedules thereto, incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q for the quarter ended June 30, 1994.

     4.5 Form of First Amendment to Agreement and Plan of Merger dated August 31, 1994 among Trans Sierra Communications, Inc., Dan Hartwell, Jytte Hartwell and the Company incorporated by reference to Exhibit
            2.2 to the Company's Form 8-K/A dated September 1, 1994.

     4.6 Agreement between the Company, The Young Group, Inc. and John R. Young, dated November 7, 1994 (the "Young Agreement"), including certain exhibits thereto and a supplemental list identifying all exhibits and schedules thereto, incorporated by reference to Exhibit
            2.1 to the Company's Form 10-Q for the quarter ended September 30, 1994.

     10.1 Option Agreement, dated July 9, 1993, among the Company, Casino Signs, Inc., Casino Products, W. Ben Maze, Kay A. Maze, Michael D. Rogers, David J. Thompson and Terrance W. Oliver, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69076).

     10.2 First Amendment to Option Agreement, dated September 24, 1993, among the Company, Casino Signs, Inc., Casino Products, W. Ben Maze, Kay
            A. Maze, Michael D. Rogers, David J. Thompson and Terrance W. Oliver, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

     10.3 Second Amendment to Option Agreement, dated November 24, 1993, among the Company, Casino Signs, Inc., Casino Products, W. Ben Maze, Kay
            A. Maze, Michael D. Rogers, David J. Thompson and Terrance W. Oliver, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

     10.4 U.S. Bank of Nevada Line of Credit agreements and secured term loan agreements, incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69076).

     10.5 Agreement and Plan of Merger, dated September 14, 1993, among the Company, Casino Signs North, Inc. ("CSN"), A&D Sign Manufacturing, Inc. ("A&D") and Peterson Sign Art, Inc. ("PSA"), including a list describing exhibits and schedules thereto, and form of First Amendment to Agreement and Plan of Merger. See also Exhibit 99.1, incorporated by reference to Exhibit
            10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69076).

     10.6 First Amendment to Agreement and Plan of Merger dated as of September 30, 1993, among the Company, CSN, A&D, PSA and the respective stockholders of CSN, A&D and PSA, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

     10.7 Option Agreement dated August 1993 among the Company, Current Technology Systems, Inc., Lawrence A. Kaye, Ronald A. Johnson and Janice Bowman, including a list describing exhibits and schedules thereto. See also Exhibit 99.1, incorporated by reference to Exhibit
            10.4 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69076).

     10.8 Registration Rights Agreement, dated as of November 23, 1993, among the Company, David J. Thompson, Terrance W. Oliver, Trustee, Dennis Garcia and Bruce Peterson, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

    *10.9   Stock Option Plan, as amended, incorporated by reference to Exhibit
            4.3 to the Company's Registration Statement on Form S-8 (No. 33-73506).

    *10.10  Director Stock Option Plan, as amended, incorporated by reference to
            Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

     10.11 Dividend Notes, dated November 23, 1993, issued to stockholders of the Company, CSN, and PSA, incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

     10.12 Form of Indemnification Agreement between the Company and its directors and executive officers, incorporated by reference to
            Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69076)

    *10.13 Employment Agreement dated October 17, 1988, as amended, between the Company and David J. Thompson, incorporated by reference to Exhibit
            10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69076).

    *10.14 Second Amendment to Employment Agreement, dated as of July 1, 1993, between the Company and David J. Thompson, incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

    *10.15 Employment Agreement, dated as of November 23, 1993, between the Company and Dennis Garcia, incorporated by reference to Exhibit
            10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

    *10.16 Employment Agreement, dated as of November 23, 1993, between the Company and Bruce Peterson, incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

    *10.17 Employment Agreement, dated as of November 23, 1993, between the Company and Ronald Radcliffe, incorporated by reference to Exhibit
            10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

     10.18 Security Agreement and Pledge of Stock, dated as of November 23, 1993, between the Company and Dennis A. and Addie B. Garcia, incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

     10.19 Security Agreement and Pledge of Stock, dated as of November 23, 1993, between the Company and Bruce Peterson, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

    *10.20 Employment Agreement, dated as of May 1, 1994, between the Company and Charles H. McCrea, Jr., incorporated by reference to Exhibit
            10.1 to the Company's Current Report on Form 8-K/A dated September 1, 1994.

     10.21 Option Agreement dated June, 1994, between Daniel H. And Jytte M. Hartwell as trustees of the Hartwell Family 1988 Trust, and the Company, including exhibits thereto, incorporated by reference to
            Exhibit 10.2 to the Company's Current Report on Form 8-K/A dated September 1, 1994.

    *10.22 Employment Agreement dated September 1, 1994, between the Company and Dan Hartwell.

    *10.23 Letter of Agreement between Bank of America Nevada and the Company dated March 17, 1995 regarding commitment of a $20.0 million senior secured credit facility.

     10.24 Option Agreement dated July 26, 1994 between Michael Wichinsky dba Games of Nevada and the Company.

     10.25 Sales Agreement dated January 6, 1995 between Michael Wichinsky dba Games of Nevada and the Company

     10.26 Consulting Agreement dated February 1, 1995 between the Company and Michael Wichinsky.

     10.27 $20.0 million senior secured credit facility between the Company and Bank of America Nevada dated April 21, 1995.

    *10.28 Employment Agreement dated July, 1995 between the Company and Richard H. Irvine.

     10.29 Amendment to Business Loan Agreement dated June 23, 1995 between the Company and Bank of America Nevada.

     10.30 Letter dated June 23, 1995 from Bank of America Nevada waiving a loan covenant.

     10.31 Letter dated November 9, 1995 from Bank of America Nevada deferring any action on loan covenant defaults until November 30, 1995.

     10.32 $20.0 million Business Loan Agreement between the Company and Bank of America Nevada dated January 10, 1996 (replaces Exhibit 10.27).

    *10.33 Employment Agreement dated October 23, 1995 between the Company and Seamus McGill.

    *10.34 Employment Agreement dated May 19, 1996 between the Company and Carolan Pepin.

    *10.35 Employment Agreement dated June 2, 1996 between the Company and Don Stevens.

     21.1   Subsidiaries

     23.4   Consent of Deloitte & Touche LLP

     27     Financial Data Schedules


     * Management contracts and compensation plans

     (b) Reports on Form 8-K filed during the last quarter of 1996.

         None

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MIKOHN GAMING CORPORATION



March 28, 1997                      By:     /s/  Donald W Steven
                                        ----------------------------------------
                                        Donald W. Stevens, Executive Vice
                                        President, Treasurer, Principal
                                        Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                          Date
---------                             -----                         ----
 /s/   David J. Thompson           Chairman of the             March 28, 1997
---------------------------------  Board
David J. Thompson



 /s/   Richard H. Irvine           President,                  March 28, 1997
---------------------------------  Director
Richard H. Irvine



 /s/   Dennis A. Garcia            Director                    March 28, 1997
---------------------------------
Dennis A. Garcia



 /s/  Bruce E. Peterson            Director                    March 28, 1997
---------------------------------
Bruce E. Peterson



 /s/  Terrance W. Oliver           Director                    March 28, 1997
---------------------------------
Terrance W. Oliver




 /s/  John K Campbell              Director                    March 28, 1997
---------------------------------
John K. Campbell



 /s/   Douglas M. Todoroff         Director                    March 28, 1997
---------------------------------
Douglas M. Todoroff
