Form 10-Q
period 1997-03-31
MIKOHN GAMING CORP
filed 1997-05-12
CIK 912241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended: March 31, 1997
                                     --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


Commission File Number: 0-22752
                        -------

                            MIKOHN GAMING CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                   88-0218876
-------------------------------          -------------------------------------
(State of other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

       1045 Palms Airport Drive, P.O. Box 98686, Las Vegas, NV 89193-8686
       ------------------------------------------------------------------
              (Address or principal executive office and zip code)


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

         YES [X]          NO [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

          9,909,346                  as of               May 6, 1997
------------------------------                          -------------
    (Amount Outstanding)                                   (Date)

                            MIKOHN GAMING CORPORATION
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Part I  FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets at March 31, 1997
                and December 31, 1996                                      2

                Condensed Consolidated Statements of Operations for the
                three months ended March 31, 1997 and 1996                 3

                Condensed Consolidated Statements of Cash Flows for the
                three months ended March 31, 1997 and 1996                 4

                Note to Condensed Consolidated Financial Statements        5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        6


Part II OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                           9

                            MIKOHN GAMING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          MARCH 31,   DECEMBER 31,
                                                                            1997          1996
                                                                            ----          ----
                                   ASSETS
Current assets:
  Cash and cash equivalents                                              $ 3,915,685   $ 1,798,207
  Accounts receivable, net                                                24,200,375    25,693,606
  Installment sales receivable, current portion                              783,733       816,861
  Inventories:
    Raw materials                                                         11,102,495    12,135,004
    Work in process                                                        5,032,910     5,752,481
    Finished goods                                                         4,914,938     5,124,484
  Prepaid expenses                                                         3,459,050     2,621,985
  Deferred tax asset                                                         639,466       639,466
                                                                         -----------   -----------
        Total current assets                                              54,048,652    54,582,094

Installment sales receivable, net of current portion                         235,465       562,288
Property and equipment, net                                               16,352,028    15,847,881
Intangible assets                                                         14,870,694    15,328,738
Other assets                                                               4,513,022     3,759,380
Deferred tax asset                                                           372,204       372,204
                                                                         -----------   -----------
Total assets                                                             $90,392,065   $90,452,585
                                                                         ===========   ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
  Current portion of long-term debt and notes payable                    $19,481,656   $18,683,138
  Trade accounts payable                                                   6,817,542     7,355,022
  Customer deposits                                                        6,848,300     6,565,657
  Accrued and other current liabilities                                    2,969,762     3,668,919
                                                                         -----------   -----------
        Total current liabilities                                         36,117,260    36,272,736
                                                                         -----------   -----------

Long-term debt, net of current portion                                     3,648,247     4,035,602
                                                                         -----------   -----------

Stockholders' equity:
  Preferred stock, $.10 par value, 5,000,000 shares authorized,  none issued
  Common stock, $.10 par value, 20,000,000 shares authorized,
    9,909,346 and  9,898,824 shares issued                                   990,934       989,882
  Additional paid-in capital                                              48,487,239    48,436,536
  Foreign currency translation                                                (8,729)     (170,576)
  Retained earnings                                                        1,410,832       939,368
                                                                         -----------   -----------
     Total                                                                50,880,276    50,195,210
  Less treasury stock, 24,863 and 4,863 shares, at cost                     (253,718)      (50,963)
                                                                         -----------   -----------
     Total stockholders' equity                                           50,626,558    50,144,247
                                                                         -----------   -----------

Total liabilities and stockholders' equity                               $90,392,065   $90,452,585
                                                                         ===========   ===========


See the accompanying note to condensed consolidated financial statements.

                            MIKOHN GAMING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996

                                                             1997                1996
                                                             ----                ----
Sales                                                    $ 24,155,955        $ 20,972,263
Cost of sales                                              15,349,518          14,331,147
                                                         ------------        ------------

Gross profit                                                8,806,437           6,641,116
Selling, general and administrative expenses                7,532,892           6,852,529
                                                         ------------        ------------

Operating income (loss)                                     1,273,545            (211,413)

Other income (expense):
  Interest expense                                           (518,326)           (500,961)
  Other income                                                  9,568             226,267
                                                         ------------        ------------

Income (loss) before income tax (provision) benefit           764,787            (486,107)

Income tax (provision) benefit                               (293,323)            170,000
                                                         ------------        ------------

Net income (loss)                                        $    471,464        $   (316,107)
                                                         ============        ============

Weighted average common shares                              9,903,310           9,802,726
                                                         ============        ============

Earnings (loss) per common share                         $       0.05        $      (0.03)
                                                         ============        ============

  See the accompanying note to condensed consolidated financial statements.

                            MIKOHN GAMING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996

                                                                           1997                    COOL
                                                                           ----                    ----
Cash flows from operating activities:
   Net income (loss)                                                 $   471,464              $  (316,107)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation                                                        606,736                  514,760
     Amortization                                                        502,806                  502,413
     Change in exchange rate variance                                    161,847                   (8,862)
     Provision for bad debts                                               8,578                   13,215
   Changes in assets and liabilities:
     Accounts receivable                                               1,484,653                1,746,652
     Installment sales receivable                                        359,951               (1,083,209)
     Inventories                                                       1,961,626                 (949,117)
     Prepaid expenses and other assets                                (1,635,469)                (608,806)
     Trade accounts payable                                             (537,480)                 756,236
     Customer deposits                                                   282,643                  882,757
     Accrued and other current liabilities                              (699,157)                (671,711)
                                                                     -----------              -----------
Net cash provided by operating activities                              2,968,198                  778,221
                                                                     -----------              -----------

Cash flows from investing activities -
   Purchases of property and equipment                                (1,110,883)                (732,304)
                                                                     -----------              -----------

Cash flows from financing activities:
  Proceeds from long-term debt and notes payable                         975,000                    6,269
  Principal payments on notes payable and long-term debt                (563,837)                (553,767)
  Proceeds from issuance of common stock                                  49,000
  Purchase of treasury stock                                            (200,000)
                                                                     -----------              -----------
Net cash provided by (used in) financing activities                      260,163                 (547,498)
                                                                     -----------              -----------

Increase (decrease) in cash and cash equivalents                       2,117,478                 (501,581)

Cash and cash equivalents, beginning of period                         1,798,207                5,453,136
                                                                     -----------              -----------

Cash and cash equivalents, end of period                             $ 3,915,685              $ 4,951,555
                                                                     ===========              ===========


See the accompanying note to condensed consolidated financial statements.

                            MIKOHN GAMING CORPORATION

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     These condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at March 31, 1997, the results of its operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Although management does not expect the change to be material, management has not yet determined the effect of this statement on its earnings per share as presented.

     Certain amounts in the March 31, 1996 condensed consolidated financial statements have been reclassified to be consistent with the presentation used for March 31, 1997.

                            MIKOHN GAMING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY NOTICE

     This report contains forward-looking statements in which management shares its knowledge and judgment about factors that it believes may materially affect Company performance in the future. Terms expressing future expectations, enthusiasm or caution about future potential and anticipated growth in sales, revenues and earnings and like expressions typically identify such statements.

     All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. They are necessarily speculative, and unforeseen factors such as unusual production problems, competitive pressures, failure to renegotiate extension of maturing debt, failure to gain the acceptance of regulatory authorities and other adverse government action, customer resistance and general deterioration in economic conditions may cause results to be materially poorer than any that may be projected. Forward-looking statements speak only as of the date they are made, and readers are warned that the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

     Readers are urged to carefully review and consider disclosures made by the Company in this and other reports that discuss factors germane to the Company's business. See particularly the Company's reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.


SALES

     Sales for the quarter ended March 31, 1997 were $24.2 million compared to $21.0 million in the prior year period, an increase of $3.2 million or 15.2%. Sales in the 1997 period include approximately $9.4 million by the domestic interior sign division, $4.0 million by the outdoor lighting and sign group, $3.2 million by the games division (which includes revenues from table game leasing, keno equipment sales, slot machine sales and slot route operations), $1.7 million by the surveillance division (Trans Sierra) and $4.1 million by the Australian and European subsidiaries. Sales by the electronics division in the first quarter of 1997 were $4.2 million, including $2.4 million in intracompany sales which have been eliminated in the condensed consolidated statement of operations. Sales for the 1996 first quarter include approximately $7.3 million by the domestic interior sign division, $5.7 million by the outdoor lighting and sign group, $1.6 million by the games division, $1.6 million by the surveillance division, $2.2 million by the Australian and European subsidiaries and $4.0 million by the electronics division, including approximately $1.4 million in intracompany sales that have been eliminated in the condensed consolidated statement of operations.

     The domestic interior sign division had an increase in sales of $2.1 million or 28.8% primarily due to a greater number of casino refurbishments as older casinos upgrade their facilities to compete with newer properties. Sales by the games division increased $1.6 million or 100.0% due primarily to the sales of the Mini-Bertha(TM) slot machine. Sales by the international subsidiaries increased $1.9 million or 86.4% due to a sale in excess of $2.2 million to Crown Casino in Melbourne, Australia. Sales by the international subsidiaries accounted for 16.9% of total sales for the first quarter compared to 10.5% for the same quarter last year. Sales by the outdoor lighting and sign group were down $1.7 million or 29.8% due to fewer large sign contracts being completed in the first quarter of 1997 than in the first quarter of 1996.

     As of March 31, 1997, the Company had backlogs of orders believed to be firm of $18.5 million. As of March 31, 1996 and December 31, 1996, the Company's backlogs were $17.0 million and $18.5 million, respectively. Management expects that the backlog at March 31, 1997 will be filled within 120 days.


GROSS PROFIT

     Gross profit for the quarter ended March 31, 1997 increased $2.2 million to $8.8 million from $6.6 million in the 1996 period. The gross profit margin was 36.5% in the 1997 period compared to 31.7% in the quarter ended March 31, 1996. Gross margin in the interior sign division increased to 30.6% for the quarter compared to 27.4% for the same quarter last year owing to higher volume efficiencies, improvements in product cost estimating and scheduling improvements that have reduced the amount of labor overtime. Gross margin in the outdoor lighting and sign group was 15.2% for the first quarter of 1997 compared to 23.4% for the first quarter of 1996. The decrease for 1997 was due to a small loss on a $1.9 million sale to the Sahara Hotel and Casino in Las Vegas. Gross margin in the electronics division was 33.7% for the first quarter compared to 34.2% for the comparable quarter in 1996. The games division gross margin in the first quarter was 55.7% in 1997 and 61.5% in 1996. The decrease in 1997 gross margin was due to an increase in slot machine sales, which produce a lower margin than the table game leases and slot route revenues. The surveillance division gross margin was 6.1% in the first quarter of 1997 compared to 18.0% for the first quarter of 1996. The surveillance division margins suffered due to an increasingly competitive market and an increasing portion of the sales being made on a low margin, equipment only basis. The international subsidiaries' gross margin was 30.8% for the first quarter of 1997 compared to 16.2% in the first quarter of 1996, due largely to higher margins in our Australian subsidiary. Management believes that total gross margins should continue to show improvement from the prior year in the second and third quarters, and that margins in the exterior sign division should return to historical levels. Margins in the surveillance division are expected to remain depressed because of market conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the quarter ended March 31, 1997 were $7.5 million or 31.2% of sales, compared to $6.9 million or 32.7% of sales for the comparable quarter last year. Research and development expenses, which are charged to operations when incurred, were $940,000 for the quarter ended March 31, 1997 compared to $906,000 for the comparable quarter in 1996. Selling expenses of $3.3 million in the first quarter ended March 31, 1997, increased 10% compared to $3.0 million in the comparable quarter of 1996 due to higher sales volume. Administrative expenses for the first quarter of 1997 were $2.2 million, an increase of 15.8% from $1.9 million in the first quarter of 1996. Depreciation and amortization for the quarter ended March 31, 1997 totaled $1.1 million, unchanged from $1.1 million in the comparable 1996 quarter.


OTHER INCOME AND EXPENSE

     Other income decreased from approximately $226,000 for the quarter ended March 31, 1996 to approximately $9,500 for the quarter ended March 31, 1997. This decrease was due in large part to a decrease in interest income.


LIQUIDITY AND CAPITAL RESOURCES

     In the three months ended March 31, 1997, the Company had net income of $471,464. Net cash provided by operating activities was $3.0 million, an improvement that reflects among other items a $1.8 million decrease in receivables and a $2.0 million decrease in inventories offset in part by a $1.6 million increase in prepaid expenses and other assets. Cash balances at March 31, 1997 were $3.9 million compared to $1.8 million at December 31, 1996. The Company expects that in 1997 adequate cash requirements will be provided by continued decreases in accounts receivable and an increase in operating earnings.

     The Company has a line of credit with Bank of America Nevada under a Business Loan Agreement dated January 10, 1996 which matures on July 30, 1997. The Company is currently in discussions with Bank of America Nevada to further extend the loan maturity date until May 31, 1998 and believes that it will succeed in doing so. The Company is in compliance with all of the covenants under the this Business Loan Agreement; however, there is no guarantee that the loan will be extended or that the Company will be successful in securing new financing prior to the due date. See Note 8 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1996.

                            MIKOHN GAMING CORPORATION

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
A.          Exhibits:
            *10.26        Employment Agreement dated January 27, 1997
                          between the Company and Louie Peyton
             27           Financial Data Schedule


B.          Reports on Form 8-K:
            None

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.




                                 MIKOHN GAMING CORPORATION, Registrant

                                 BY: /s/Donald W. Stevens
                                     -------------------------------------
                                     Donald W. Stevens, Executive Vice
                                     President, Treasurer, Principal Financial
                                     Officer



Dated: May 9, 1997