Form 10-Q
period 1997-06-30
MIKOHN GAMING CORP
filed 1997-08-13
CIK 912241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended:                    JUNE 30, 1997
                                ------------------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the transition period from         to
                                                          --------    ----------

Commission File Number:            0-22752
                        --------------------------------------------------------

                            MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          NEVADA                                     88-0218876
-----------------------------          -----------------------------------------
(State of other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

       1045 PALMS AIRPORT DRIVE, P.O. BOX 98686, LAS VEGAS, NV 89193-8686
--------------------------------------------------------------------------------
              (Address or principal executive office and zip code)


                                 (702) 896-3890
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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



     YES    X     NO
         -------    -------



                      APPLICABLE ONLY TO CORPORATE ISSUERS:



  Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:


      9,909,346                    as of                 AUGUST 6, 1997
--------------------------------           -------------------------------------
  (Amount Outstanding)                                       (Date)

                            MIKOHN GAMING CORPORATION

                                TABLE OF CONTENTS






                                                                         Page
                                                                      ---------


Part I FINANCIAL  INFORMATION

        Item 1.  Condensed Consolidated Financial Statements


                 Condensed Consolidated Balance Sheets at June 30,
                 1997 and December 31, 1996                                2

                 Condensed Consolidated Statements of Operations for
                 the Three and Six Months Ended June 30, 1997 and 1996     3

                 Condensed Consolidated Statements of Cash Flows for
                 the Six Months Ended June 30, 1997 and 1996               4


                 Notes to Condensed Consolidated Financial Statements      5

       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8


Part II OTHER INFORMATION


       Item 4.   Submission of Matters to a Vote of Security Holders      13


       Item 6.   Exhibits and Reports on Form 8-K                         14

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       June 30,          December 31,
                                                                         1997                1996
                                                                         ----                ----
                                   ASSETS
                                   ------
Current Assets:
  Cash and cash equivalents                                             $ 3,679,028     $ 1,798,207
  Trade accounts receivable, net                                         22,656,827      25,269,290
  Installment sales receivable, current portion                             934,730         816,861
  Other receivables                                                         527,217         424,316
  Inventories:
    Raw materials                                                        11,289,972      12,135,004
    Work in process                                                       4,109,811       5,752,481
    Finished goods                                                        4,134,600       5,124,484
  Prepaid expenses                                                        4,274,013       2,621,985
  Deferred tax asset - current                                              639,466         639,466
                                                                        -----------     -----------
        Total current assets                                             52,245,664      54,582,094

Installment sales receivable, net of current portion                        271,572         562,288

Property and equipment, net                                              16,005,854      15,847,881

Intangible assets                                                        14,599,746      15,328,738

Other assets                                                              4,406,933       3,759,380

Deferred tax asset - noncurrent                                             372,204         372,204
                                                                        -----------     -----------
Total assets                                                            $87,901,973     $90,452,585
                                                                        ===========     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
  Current portion of long-term debt and notes payable                   $19,473,383     $18,697,744
  Trade accounts payable                                                  6,178,155       7,355,022
  Customer deposits                                                       4,035,321       6,565,657
  Accrued and other current liabilities                                   3,385,298       3,668,919
                                                                        -----------     -----------
        Total current liabilities                                        33,072,157      36,287,342
                                                                        -----------     -----------

Long-term debt, net of current portion                                    3,568,039       4,020,996
                                                                        -----------     -----------

Stockholders' equity:
  Preferred stock, $.10 par value, 5,000,000 shares authorized, none issued
  Common stock, $.10 par value, 20,000,000 shares authorized,
     9,909,346 and 9,898,824 shares issued                                  990,935         989,882
  Additional paid-in capital                                             48,487,240      48,436,536
  Foreign currency translation adjustment                                  (225,635)       (170,576)
  Retained earnings                                                       2,262,955         939,368
                                                                        -----------     -----------
     Total                                                               51,515,495      50,195,210
  Less treasury stock, 24,863 and 4,863 shares, at cost                    (253,718)        (50,963)
                                                                        -----------     -----------
     Total stockholders' equity                                          51,261,777      50,144,247
                                                                        -----------     -----------
Total liabilities and stockholders' equity                              $87,901,973     $90,452,585
                                                                        ===========     ===========

See the accompanying notes to condensed consolidated financial statements.

                            MIKOHN GAMING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                JUNE 30,                         JUNE 30,
                                          --------------------            --------------------
                                          1997            1996            1997            1996
                                          ----            ----            ----            ----
Sales                                  $25,806,912     $23,047,937     $49,962,866     $44,020,200
Cost of sales                           16,115,532      15,142,683      31,440,602      29,473,830
                                       -----------     -----------     -----------     -----------

Gross profit                             9,691,380       7,905,254      18,522,264      14,546,370
Selling, general and administrative
  expenses                               7,544,244       7,368,549      15,101,583      14,221,078
                                       -----------     -----------     -----------     -----------

Operating income                         2,147,136         536,705       3,420,681         325,292

Interest expense                          (548,153)       (435,721)     (1,066,479)       (936,682)
Other income and (expense)                (239,183)         43,382        (229,615)        269,649
                                       -----------     -----------     -----------     -----------

Income (loss) before income tax
(provision) benefit                      1,359,800         144,366       2,124,587        (341,741)

Income tax (provision) benefit            (508,000)        (50,391)       (801,000)        119,609
                                       -----------     -----------     -----------     -----------

Net income (loss)                      $   851,800     $    93,975     $ 1,323,587     $  (222,132)
                                       ===========     ===========     ===========     ===========

Weighted average common shares           9,884,483       9,814,849       9,891,639       9,808,840
                                       ===========     ===========     ===========     ===========

Earnings (loss) per common share       $      0.09     $      0.01     $      0.13     $     (0.02)
                                       ===========     ===========     ===========     ===========





See the accompanying notes to condensed consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                              1997               1996
                                                              ----               ----
Cash flows from operating activities:
   Net income (loss)                                        $ 1,323,587    $  (222,132)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation                                             1,232,027      1,219,388
     Amortization                                             1,004,067      1,001,325
     Change in exchange rate variance                           (55,059)       (32,449)
     Provision for bad debts                                     22,861         13,215
   Changes in assets and liabilities:
     Accounts receivable                                      2,486,701      3,947,336
     Installment sales receivable                               172,847     (1,064,814)
     Inventories                                              3,477,586     (1,814,460)
     Prepaid expenses and other assets                       (2,574,656)      (866,297)
     Trade accounts payable                                  (1,176,867)    (1,261,389)
     Customer deposits                                       (2,530,336)     2,574,520
     Accrued and other liabilities                             (283,621)      (826,740)
                                                            -----------    -----------
Net cash provided by operating activities                     3,099,137      2,667,503
                                                            -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                        (1,406,000)    (1,322,483)
   Proceeds from sale of property and equipment                  16,000
                                                            -----------    -----------
Net cash used in investing activities                        (1,390,000)    (1,322,483)
                                                            -----------    -----------

Cash flows from financing activities:
   Proceeds from long-term debt and notes payable               975,000        304,549
   Principal payments on notes payable and long-term debt      (652,318)      (574,082)
   Proceeds from sale of common stock                            49,002        123,524
   Purchase of treasury stock                                  (200,000)
                                                            -----------    -----------
Net cash provided by (used in) financing activities             171,684       (146,009)
                                                            -----------    -----------

Increase in cash and cash equivalents                         1,880,821      1,199,011

Cash and cash equivalents, beginning of period                1,798,207      5,453,136
                                                            -----------    -----------

Cash and cash equivalents, end of period                    $ 3,679,028    $ 6,652,147
                                                            ===========    ===========


  See the accompanying notes to condensed consolidated financial statements.

                           MIKOHN GAMING CORPORATION

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS





NOTE 1 - GENERAL

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

  In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.


NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

  In February, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings Per Share. SFAS 128 is effective for financial statements issued for periods after December 15, 1997 and replaces currently reported earnings per share with "basic" or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period; while diluted earnings per share reflect all potentially dilutive securities, such as stock options. Early application of SFAS 128 is not permitted, and the Company will adopt the provisions of SFAS 128 for financial statements issued for periods ending after December 15, 1997, including the required restating of all previously reported earnings per share.

  The following table reflects the Company's pro-forma earnings per share for the three and six months periods ended June 30, 1997 and 1996 as determined in accordance with SFAS 128:

                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                         JUNE 30,                  JUNE 30,
                                     ------------------        ----------------
                                     1997          1996        1997        1996
                                     ----          ----        ----        ----
Earnings per Share:
   As reported                       $0.09         $0.01       $0.13     $(0.02)
   Basic                             $0.09         $0.01       $0.13     $(0.02)
   Diluted                           $0.09         $0.01       $0.13     $(0.02)


  Also during February, 1997, the FASB issued SFAS No. 129 - Disclosure of Information About Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements of this statement which are effective for periods ending after December 15, 1997.

  On June 30, 1997, the FASB issued SFAS No. 130 - Reporting Comprehensive Income. This statement which also requires companies to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This statement also is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management intends to comply with the disclosure requirements of this statement, which are effective for the year ending December 31, 1998.

  Finally, on June 30, 1997, the FASB issued SFAS No. 131 - Disclosure About Segments of an Enterprise and Related Information. This statement establishes additional standards for segment reporting in the financial statements and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management has not yet determined the impact this statement will have on the Company's financial statements but intends to comply with the disclosure requirements of this statement, which are effective for the year ending December 31, 1998.


NOTE 3  COMPUTER SOFTWARE DEVELOPMENT COSTS

  In 1997, the Company capitalized software development costs starting when technological feasibility is established and ending when the product is ready for release. Software development costs are amortized by the straight-line method over the remaining estimated economic life of the product. Amortization of the software development costs begins when the product is ready for general release. To date, the Company has capitalized $256,000 of software development costs, none of which have yet been amortized. Prior to 1997, the Company did not incur significant computer software development costs which meet the criteria for capitalization in accordance with the provisions of SFAS-86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.


NOTE 4 - CONTINGENCIES

On June 20, 1997, the Colorado Limited Gaming Control Commission granted the Company's application to renew its Colorado Gaming License on the condition that the Company terminate all business relations with Progressive Games, Inc. (PGI) within 180 days. PGI and the Company are parties to a license agreement (License Agreement) by which the Company is granted the right to distribute certain live table games including Caribbean Stud in a defined territory. These table games are leased by the Company to customers for a monthly rental fee which is split 60% to PGI and 40% to the Company. In the month of June 1997, these tables generated revenues to the Company of approximately $170,000 net of PGI's share. The Company is presently in negotiations with PGI to terminate the License Agreement on mutually acceptable terms. At a minimum, under the terms of the License Agreement, the Company would continue to receive its share of revenues for at least four more years.


NOTE 5  RECLASSIFICATIONS

  Certain amounts in the June 30, 1996 condensed consolidated financial statements have been reclassified to be consistent with the presentation used for June 30, 1997.

                           MIKOHN GAMING CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY NOTICE

  This report contains forward looking statements in which management shares its knowledge and judgment about factors that it believes may materially affect Company performance in the future. Terms expressing future expectations, enthusiasm about future potential and anticipated growth in sales, revenues and earnings and like expressions typically identify such statements.

  All forward looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. They are necessarily speculative, and unforeseen factors such as unusual production problems, competitive pressures, failure to gain the acceptance of regulatory authorities and other adverse government action, customer resistance and general deterioration in economic conditions may cause results to differ materially from any that may be projected. Forward looking statements speak only as of the date they are made, and readers are warned that the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

  Readers are urged to carefully review and consider disclosures made by the Company in this and other reports that discuss factors germane to the Company's business. See particularly the Company's reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 AND 1996
---------------------------------------

SALES

  Sales for the six months ended June 30, 1997 were $50.0 million compared to $44.0 million in the prior year period, an increase of $6.0 million or 13.5%. Sales in the 1997 period include approximately $21.4 million by the domestic interior sign division, $6.9 million by the outdoor lighting and sign group, $6.8 million by the games division (which includes revenues from table game leasing, keno equipment sales, slot machine sales, and slot route operations), $2.9 million by the surveillance division, and $7.4 million by the Australian and European subsidiaries. Sales by the electronics division in the six months ended June 30, 1997 were $8.8 million, including $4.2 million in intracompany sales which have been eliminated in the consolidated statement of operations. Sales for the comparable 1996 period include approximately $18.7 million by the domestic interior sign division, $8.4 million by the outdoor lighting and sign group, $3.1 million by the games division, $3.8 million by the surveillance division, $5.2 million by the Australian and

European subsidiaries, and $9.5 million by the electronics division, including $4.7 million in intracompany sales that have been eliminated in the consolidated statement of operations.

  The domestic interior sign division had an increase in sales of $2.7 million or 14.4% primarily due to a greater number of casino refurbishments as older casinos upgrade their facilities to compete with newer properties. The outdoor lighting and sign group had a decrease in sales of $1.5 million or 17.9% due to fewer number of major sign projects. Sales by the games division increased $3.7 million or 119.4% due primarily to the sales of Mini-Bertha(TM) slot machines. Sales by the international subsidiaries increased $2.2 million or 42.3% due to continued strong sales in the Australian market of our interior signs including a $2.2 million sale to Crown Casino in Melbourne, Australia. Sales by the international subsidiaries accounted for 14.8% of total sales for the six months compared to 11.8% for the same period in 1996. Sales by the surveillance division decreased $.9 million or 23.7% due to continued weakness in the casino market and the Company's decision to not accept low margin sales.

  As of June 30, 1997, the Company had backlogs of orders believed to be firm of $17.3 million. As of March 31, 1997 and June 30, 1996, the Company's backlogs were $18.5 million and $21.2 million, respectively. Management expects that the backlog at June 30, 1997 will be filled within 120 days of that date.


GROSS PROFIT

  Gross profit for the six months ended June 30, 1997 increased $4.0 million to $18.5 million from $14.5 million in the 1996 period. The gross margin was 37.1% in the 1997 period compared to 33.0% in the six months ended June 30, 1996. Gross margin in the interior sign division increased to 29.1% for the six months compared to 28.9% for the same period last year. Gross margin in the outdoor lighting and sign group was 23.6% for the first six months of 1997 compared to 22.4% for the same period of 1996. Gross margin in the electronics division was 35.2% for the first six months of 1997 compared to 36.8% for the like period in 1996. The games division gross margin in the first six months was 59.2% in 1997 and 65.6% in 1996. The decrease in 1997 gross margin for games was due to an increase in slot machine sales that carry a lower margin than the table game leases and slot route revenues. The surveillance division gross margin was 13.8% in the six months of 1997 compared to 5.3% for the first half of 1996. Surveillance division margins have suffered due to an increasingly competitive market and an increasing portion of the sales being made on a low margin, equipment only basis. During the six months ended June 30, 1997 the Company decided to refuse low margin, equipment only orders for surveillance equipment. The international subsidiaries gross margin was 28.4% for the first six months of 1997 compared to 19.2% in the first half of 1996. The increase was due to higher margins in our Australian subsidiary, which were due to greater efficiencies with higher sales volumes. Overall gross margins have improved due to a change in the sales mix in which higher margin sales by divisions such as games are growing rapidly while lower margin sales by divisions such as surveillance are decreasing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses for the six months ended June 30, 1997 were $15.1 million or 30.2% of sales compared to $14.2 million or 32.3% of sales for the comparable six months of 1996. Research and development expenses were $1.8 million for the six months ended June 30, 1997 compared to $1.6 million for the comparable period in 1996. Due to the achievement of technological feasibility during 1997 related to certain software development projects, the Company capitalized eligible software development costs. During the six months ended June 30, 1997, $256,000 of these software development costs were capitalized. Selling expenses of $6.5 million in the six months ended June 30, 1997 increased 4.8% over the $6.2 million in the comparable period in 1996. Administrative expenses for the first half of 1997 were $4.6 million, an increase of 9.5% over the $4.2 million experienced in the first half of 1996. Depreciation and amortization for the quarter ended June 30, 1997 were $2.2 million, the same as in the comparable 1996 period.


OTHER INCOME AND EXPENSE

  The Company experienced other expense of $230,000 for the six months ended June 30, 1997 compared to $270,000 in other income for the same period in 1996. Currency translation losses on the Australian dollar and the Dutch guilder totaled $408,000 for the six months ended June 30, 1997 compared to currency translation gains of $114,000 for the same period in 1996. The unfavorable variance was due to the increase in strength of the U.S. dollar compared to these currencies.


THREE MONTHS ENDED JUNE 30, 1997 AND 1996
-----------------------------------------

SALES

  Sales for the quarter ended June 30, 1997 were $25.8 million compared to $23.0 million in the prior year period, an increase of $2.8 million or 12.0%. Sales in the 1997 period include approximately $12.1 million by the domestic interior sign division, $2.9 million by the outdoor lighting and sign group, $3.6 million by the games division (which includes revenues from table game leasing, keno equipment sales, slot machine sales, and slot route operations), $1.2 million by the surveillance division, and $3.3 million by the Australian and European subsidiaries. Sales by the electronics division in the second quarter of 1997 were $4.5 million, including $1.8 million in intracompany sales which have been eliminated in the consolidated statement of operations. Sales for the 1996 second quarter include approximately $11.5 million by the domestic interior sign division, $2.7 million by the outdoor lighting and sign group, $1.5 million by the games division, $2.2 million by the surveillance division, $2.9 million by the Australian and European subsidiaries, and $5.5 million by the electronics division, including $3.3 million in intracompany sales that have been eliminated in the consolidated statement of operations.

  Sales by the games division increased $2.1 million or 140.0% due primarily to the sales of Mini-Bertha(TM) slot machines. Sales by the international subsidiaries increased $0.4 million or 13.8% due to continued strong sales in the Australian market of our interior signs. Sales by the international subsidiaries increased $0.4 million or 13.8% due to continued strong sales in the Australian market of our interior signs. Sales by the international subsidiaries accounted for 12.8% of total sales for the second quarter compared to 12.6% for the same quarter last year. Sales by the surveillance division decreased $1.0 million or 45.5% due to continued weakness in the casino market and the Company's decision to not accept low margin sales.


GROSS PROFIT

  Gross profit for the quarter ended June 30, 1997 increased $1.8 million to $9.7 million from $7.9 million in the 1996 period. The gross margin was 37.6% in the 1997 period compared to 34.4% in the quarter ended June 30, 1996. Gross margin in the interior sign division decreased to 28.9% for the quarter compared to 31.3% for the same quarter last year. Gross margin in the outdoor lighting and sign group was 37.9% for the second quarter of 1997 compared to 18.5% for the second quarter of 1996. Gross margin in the electronics division was 37.8% for the second quarter of 1997 compared to 38.2% for the like quarter in 1996. The games division gross margin in the second quarter was 66.7% in 1997 and 73.3% in 1996. The decrease in 1997 gross margin was due to an increase in slot machine sales that carry a lower margin than the table games leases and slot route revenues. The surveillance division gross margin was 16.7% in the second quarter of 1997 compared to (4.5)% for the second quarter of 1996. Surveillance division margins suffered due to an increasingly competitive market and an increasing portion of the sales being made on a low margin, equipment only basis. The international subsidiaries gross margin was 24.2% for the second quarter of 1997 compared to 24.1% in the second quarter of 1996. The increase was due to higher margins in our Australian subsidiary.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses for the quarter ended June 30, 1997 were $7.5 million or 29.2% of sales compared to $7.4 million or 32.0% of sales for the comparable quarter of 1996. Research and development expenses were $0.8 million for the quarter ended June 30, 1997 compared to $0.7 million for the comparable quarter in 1996. Due to the achievement of technological feasibility during 1997 related to certain software development projects, the Company capitalized eligible software development costs. During the second quarter of 1997, $256,000 of these software development costs were capitalized. Selling expenses of $3.2 million in the second quarter compared to $3.2 million in the comparable quarter in 1996. Administrative expenses for the second quarter of 1997 were $2.4 million, an increase of 4.3% from $2.3 million in the second quarter of 1996. Depreciation and amortization for the quarter ended June 30, 1997 was $1.1 million compared to $1.2 million in the comparable 1996 quarter.

OTHER INCOME AND EXPENSE

  The Company experienced other expense of $239,000 in the quarter ended June 30, 1997 compared to $43,000 in other income for the same period in 1996. Currency translation losses on the Australian dollar and the Dutch guilder totaled $300,000 for the second quarter of 1997 compared to currency translation gains of $67,000 for the same period in 1996. The unfavorable variance was due to the increase in strength of the U.S. dollar compared to these currencies.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  For the six months ended June 30, 1997, the Company had net income of $1.3 million. Net cash provided by operating activities was $3.1 million, reflecting among other items a $2.7 million decrease in receivables and a $3.5 million decrease in inventories which were offset by a $2.6 million increase in prepaid expenses and other assets, a $2.5 million decrease in customer deposits, and a $1.2 million decrease in accounts payable. Cash balances at June 30, 1997 were $3.7 million compared to $1.8 million at December 31, 1996. The Company expects that for the balance of 1997, adequate cash requirements will be provided by an increase in operating earnings.

  The Company has a $20.0 million line of credit with Bank of America Nevada under a Business Loan Agreement dated January 10, 1996. The maturity of this loan has been extended to August 29, 1997, and the Company currently is in discussions with Bank of America Nevada regarding further extension of the loan maturity date until May 31, 1998. The Company is in compliance with all of the covenants under this Business Loan Agreement and believes that it will obtain an extension or otherwise restructure the debt; however, there is no guarantee that the loan will be extended or that the Company will be successful in securing new financing prior to the date of maturity. The Company also is considering other refinancing alternatives. See note 8 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1996.

                           MIKOHN GAMING CORPORATION

                          PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

  Certain matters were submitted to the stockholders for their approval or other action at the annual meeting of stockholders, all as set forth in the Company's Proxy Statement dated April 11, 1997 heretofore filed with the Commission and incorporated by this reference.


(a) The annual meeting of stockholders was on held May 13, 1997. On the record date, March 17, 1997, there were 9,904,083 shares of common stock outstanding and entitled to vote.

(b) Each of the seven directors of the Company was reelected. The number of votes cast "FOR" and "ABSTAIN" with respect to each director (no votes were cast "AGAINST" any director) were as follows: Thompson - 8,814,278 FOR, 623,950 ABSTAIN; Garcia - 8,817,378 FOR, 620,850 ABSTAIN; Peterson - 8,818,228 FOR, 620,000 ABSTAIN; Oliver - 8,820,478 FOR, 617,750 ABSTAIN;
     Campbell - 8,820,378 FOR, 617,850 ABSTAIN; Irvine - 8,817,478 FOR, 620,750
     ABSTAIN; and Todoroff - 8,818,678 FOR, 619,550 ABSTAIN.

(c) Certain amendments to the Employee Stock Option Plan were approved. 6,401,542 shares were voted in favor of the amendments, 866,596 shares were voted against and 16,513 shares abstained.

(d) The continued retention of Deloitte & Touche LLP as independent auditors was approved. 9,383,903 shares voted in favor thereof, 48,875 shares voted against and 5,450 shares abstained.

Item 6 - Exhibits and Reports on Form 8-K

A.   Exhibits

     10.27 Employment Agreement dated April 25, 1997, between the Company and Behnam Bavarian

     27       Financial Data Schedule


B.   Reports on Form 8-K:

     None

                                   SIGNATURES
                                   ----------




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                           MIKOHN GAMING CORPORATION, REGISTRANT




                                   BY:           /s/ Donald W. Stevens
                                       ----------------------------------------
                                     Donald W. Stevens, Executive Vice President
                                         Treasurer (Principal Financial Officer)



Dated:   August 11, 1997