Form 10-Q
period 1997-09-30
MIKOHN GAMING CORP
filed 1997-11-14
CIK 912241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:              SEPTEMBER 30, 1997
                                -----------------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the transition period from
                                                           --------------------
       to
          ----------------------


Commission File Number:                       0-22752
                        ------------------------------------------------------

                           MIKOHN GAMING CORPORATION
                        -----------------------------
            (Exact name of registrant as specified in its charter)

          NEVADA                                      88-0218876
-----------------------------           ---------------------------------------
(State of other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


     1045 PALMS AIRPORT DRIVE, P.O. BOX 98686, LAS VEGAS, NV  89193-8686
-------------------------------------------------------------------------------
             (Address or principal executive office and zip code)

                                (702) 896-3890
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES    X     NO
           -------     -------



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

          10,202,088               as of            NOVEMBER 11, 1997
-------------------------------             ----------------------------------
    (Amount Outstanding)                                  (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS

                                                                                             Page
                                                                                            ------
Part I     FINANCIAL INFORMATION

           Item 1.  Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets at September 30, 1997
                    and December 31, 1996                                                        2

                    Condensed Consolidated Statements of Operations for the Three
                    and Nine Months Ended September 30, 1997 and 1996                            3

                    Condensed Consolidated Statements of Cash Flows for the Nine
                    Months Ended September 30, 1997 and 1996                                     4

                    Notes to Condensed Consolidated Financial Statements                         5

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                        9

Part II    OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders                         14

           Item 6.  Exhibits and Reports on Form 8-K                                            14

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                           SEPTEMBER 30,    DECEMBER 31,
                                                1997            1996
                                           --------------   -------------
               ASSETS
               ------
Current Assets:
  Cash and cash equivalents                  $ 4,237,714     $ 1,798,207
  Trade accounts receivable, net              21,206,364      25,269,290
  Installment sales receivable, current
   portion                                       964,036         816,861
  Other receivables                            1,094,563         424,316
  Inventories:
    Raw materials                             12,602,151      12,135,004
    Work in process                            4,062,585       5,752,481
    Finished goods                             5,441,208       5,124,484
  Prepaid expenses                             4,305,105       2,621,985
  Deferred tax asset - current                   639,466         639,466
                                             -----------     -----------
        Total current assets                  54,553,192      54,582,094

Installment sales receivable, net of
 current portion                                 200,322         562,288

Property and equipment, net                   15,942,114      15,847,881

Intangible assets                             14,867,504      15,328,738

Other assets                                   3,617,646       3,759,380

Deferred tax asset - noncurrent                  372,204         372,204
                                             -----------     -----------

Total assets                                 $89,552,982     $90,452,585
                                             ===========     ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
  Current portion of long-term debt and
   notes payable                             $   597,197     $18,697,744
  Trade accounts payable                       6,389,917       7,355,022
  Customer deposits                            5,694,647       6,565,657
  Accrued and other current liabilities        4,978,792       3,668,919
                                             -----------     -----------
        Total current liabilities             17,660,553      36,287,342
                                             -----------     -----------

Long-term debt, net of current portion        20,548,465       4,020,996
                                             -----------     -----------

Stockholders' equity:
  Preferred stock, $.10 par value,
   5,000,000 shares authorized, none
   issued
  Common stock, $.10 par value,
   20,000,000 shares authorized,
   9,931,997 and 9,898,824 shares
   issued                                        993,200         989,882
  Additional paid-in capital                  48,618,900      48,436,536
  Foreign currency translation
   adjustment                                   (694,872)       (170,576)
  Retained earnings                            2,654,579         939,368
                                             -----------     -----------
     Total                                    51,571,807      50,195,210
  Less treasury stock, 19,113 and 4,863
   shares, at cost                              (227,843)        (50,963)
                                             -----------     -----------
     Total stockholders' equity               51,343,964      50,144,247
                                             -----------     -----------

Total liabilities and stockholders'
 equity                                      $89,552,982     $90,452,585
                                             ===========     ===========

See the accompanying notes to condensed consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                  --------------------------         ---------------------------
                                                      1997           1996                1997           1996
                                                  -----------   ------------         ------------   ------------
Sales                                             $23,610,558    $21,651,274          $73,573,424    $65,671,474
Cost of sales                                      14,620,294     14,211,272           46,060,896     43,616,552
                                                  -----------   ------------         ------------   ------------

Gross profit                                        8,990,264      7,440,002           27,512,528     22,054,922
Selling, general and administrative
  expenses                                          8,013,001      7,129,701           23,114,584     21,419,331
                                                  -----------   ------------         ------------   ------------

Operating income                                      977,263        310,301            4,397,944        635,591

Interest expense                                     (668,783)      (475,443)          (1,735,262)    (1,412,125)
Other income and (expense)                            332,144        189,969              102,529        459,618
                                                  -----------    -----------          -----------    -----------

Income (loss) before income tax
 (provision) benefit                                  640,624         24,827            2,765,211       (316,916)


Income tax (provision) benefit                       (249,000)        (8,689)          (1,050,000)       110,921
                                                  -----------   ------------         ------------   ------------

Net income (loss)                                 $   391,624    $    16,138          $ 1,715,211    $  (205,995)
                                                  ===========    ===========          ===========    ===========

Weighted average common shares                      9,893,989      9,838,357            9,892,431      9,817,189
                                                  ===========    ===========          ===========    ===========

Earnings (loss) per common share                  $      0.04    $      0.00          $      0.17    $     (0.02)
                                                  ===========    ===========          ===========    ===========




See the accompanying notes to condensed consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                               1997           1996
                                           ------------   ------------
Cash flows from operating activities:
   Net income (loss)                       $ 1,715,211    $  (205,995)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Depreciation                            2,036,476      1,853,934
     Amortization                            1,086,644      1,502,942
     Change in exchange rate variance         (524,296)       (20,087)
     Provision for bad debts                    43,129         29,516
   Changes in assets and liabilities:
     Accounts receivable                     3,349,550      1,108,241
     Installment sales receivable              214,791        119,148
     Inventories                               906,025     (4,299,072)
     Prepaid expenses and other assets      (2,166,796)    (1,375,291)
     Trade accounts payable                   (965,105)    (1,633,140)
     Customer deposits                        (871,010)     4,272,461
     Accrued and other liabilities           1,309,873       (489,943)
                                           -----------    -----------
Net cash provided by operating
 activities                                  6,134,492        862,714
                                           -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment       (2,153,154)    (1,955,515)
   Proceeds from sale of property and
    equipment                                   22,445          1,275
                                           -----------    -----------
Net cash used in investing activities       (2,130,709)    (1,954,240)
                                           -----------    -----------

Cash flows from financing activities:
   Proceeds from long-term debt and
    notes payable                              975,000        550,682
   Principal payments on notes payable
    and long-term debt                      (2,548,078)      (665,316)
   Proceeds from sale of common stock          185,682        180,461
   (Purchases) cancellation of treasury
    stock                                     (176,880)       201,062
                                           -----------    -----------
Net cash provided by (used in)
 financing activities                       (1,564,276)       266,889
                                           -----------    -----------

Increase / decrease in cash and cash
 equivalents                                 2,439,507       (824,637)

Cash and cash equivalents, beginning of
 period                                      1,798,207      5,453,136
                                           -----------    -----------

Cash and cash equivalents, end of period   $ 4,237,714    $ 4,628,499
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

          In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at September 30, 1997, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.


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

          The following table reflects the Company's pro-forma earnings per share for the three and nine months periods ended September 30, 1997 and 1996 as determined in accordance with SFAS 128:

                         Three Months Ended   Nine Months Ended
                             September 30,        September 30,
                         ------------------   ------------------
                           1997    1996          1997    1996
                           -----   -----        -----   ------
Earnings per Share:
   As reported             $0.04   $0.00        $0.17   $(0.02)
   Basic                   $0.04   $0.00        $0.17   $(0.02)
   Diluted                 $0.04   $0.00        $0.17   $(0.02)

          Also during February, 1997, the FASB issued SFAS No. 129 - Disclosure of Information About Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements of this statement which are effective for periods ending after December 15, 1997.

          On September 30, 1997, the FASB issued SFAS No. 130 - Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This statement also is effective for financial statements issued for fiscal years beginning after December 15, 1997.
Management intends to comply with the disclosure requirements of this statement, which are effective for the year ending December 31, 1998.

          Finally, on September 30, 1997, the FASB issued SFAS No. 131 - Disclosure About Segments of an Enterprise and Related Information. This statement establishes new standards for segment reporting in the financial statements and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management has not yet determined the impact this statement will have on the Company's financial statements but intends to comply with the disclosure requirements of this statement, which are effective for the year ending December 31, 1998.


NOTE 3 - COMPUTER SOFTWARE DEVELOPMENT COSTS

          In 1997, the Company capitalized software development costs starting when technological feasibility is established and ending when the product is ready for release. Software development costs are amortized by the straight-line method over the remaining estimated economic life of the product. Amortization of the software development costs begins when the product is ready for general release. To date, the Company has capitalized $384,000 of software development costs, none of which have yet been amortized. Prior to 1997, the Company did not incur significant computer software development costs which meet the criteria for capitalization in accordance with the provisions of SFAS 86 - Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.


NOTE 4 - CONTINGENCIES

          On June 20, 1997, the Colorado Limited Gaming Control Commission granted the Company's application to renew its Colorado Gaming License on the condition that the Company terminate all business relations with Progressive Games, Inc. (PGI) within 180 days. PGI and the Company are parties to a license agreement (License Agreement) by which the Company is granted the right to distribute certain live table games including Caribbean Stud(TM) (the "Games") in a defined territory. These table games are leased by the Company to customers for a monthly rental fee which is split 60% to PGI and 40% to the Company. In the month of June 1997, these tables generated revenues to the Company of approximately $170,000 net of PGI's share. On September 27, 1997, the Company and PGI signed an agreement ("Agreement") terminating any on-going material relationship. The Agreement provides that the Company (i) will be granted the exclusive royalty-free rights to the Games in the territories of Missouri, New Mexico, Colorado, Oregon, South Dakota and The Netherlands; (ii) the remaining territories under the License

Agreement will be transferred to PGI and (iii) PGI will pay to the Company a one-time payment of $400,000. The territories which are granted to the Company under the Agreement currently generate about $120,000 per month in revenues. The Agreement is expressly conditioned upon (i) the approval of the Chairman of the State of Nevada Gaming Control Board ("SNGCB") and (ii) a determination by the SNGCB to allow PGI to withdraw its pending application for a Nevada gaming license. There has been no assurance by the SNGCB or its Chairman that these conditions will be met.


NOTE 5 - SUBSEQUENT EVENTS
--------------------------

          On October 24, 1997 the Company closed a $40.0 million debt financing facility documented by a new Credit Agreement. This facility is funded by a consortium of lenders including Hartford Life Insurance Company, The Travelers Insurance Company, Allstate Insurance Company, Fidelity Guarantee Life Insurance Company, United States Fidelity & Guarantee Company, and First Source Financial LLP and consists of a $15.0 million fixed rate term loan, a $15.0 million variable rate term loan, and a $10.0 million variable rate revolving line of credit. The fixed interest rate on term loan A is 10%, the interest rate on term loan B is either the prime rate plus 2 percentage points or LIBOR plus 3 percentage points, and the interest rate applicable to revolver loans is either prime plus 1.5 percentage points or LIBOR plus 2.5 percentage points. Security for the term loans includes all of the Company's domestic real property, as well as domestic personal property assets including certain contract rights, accounts receivable, inventories, furniture, fixtures, equipment, intangible assets, 100% of the stock of domestic subsidiaries the stock of which may lawfully be pledged and 60% of the stock in the Company's foreign subsidiaries. Loans under the revolving credit facility are secured by accounts receivable and inventories. Under the terms of the Credit Agreement the Company has agreed to maintain certain financial ratios; to comply with certain financial covenants; not to allow the incurrence of additional debt unless expressly authorized by the Credit Agreement and to observe a number of other financial restrictions. The term loans begin maturing in April 2002 with $2,500,000 principal repayments due every six months until repayment in full on October 31, 2004. The revolving credit facility, to the extent that it is drawn down, will mature on October 31, 2002, with two successive one year extensions at the Company's option. In essence, this allows the extension of the revolving credit facility until October 31, 2004. As of the date of this filing, both of the $15.0 million term loans have been funded. The Company has not borrowed under the revolving line of credit and has $10.0 million available under this line. On the funding date, October 24, 1997, the Company repaid all of its outstanding indebtedness to Bank of America Nevada, as well as its note payable to Michael Wichinsky and the mortgage owed on its Gulfport, Mississippi property. Net of all debt repayments and prior to payment of transaction expenses the Company received net proceeds of $9.6 million. The Company believes that the funds available to it under its revolving line of credit together with cash provided by operating earnings will enable it to meet its cash requirements for the immediate and foreseeable future.

          As provided by SFAS No. 6 - Classification of Short-Term Obligations Expected to Be Refinanced, the Company reclassified the Bank of America Nevada debt from current to long-term.

          On November 15, 1994, Casino Excitement, Inc. (CEI), a wholly owned subsidiary of the Company, completed the first step of a plan to acquire the business operations of a group of companies from John Renton Young (the "JRY Companies"). The second and final step of the acquisition was contingent upon the Company receiving certain written "Non-Liability Assurances" assuring the Company that it would sustain no damages or liabilities, including costs and attorneys fees, arising out of the partial destruction of the world's largest free-standing sign at the Las Vegas Hilton (the "Hilton Sign") on July 18, 1994 during a violent wind storm. The Hilton Sign was built by one of the JRY Companies. The written Non-Liability Assurances were received by the Company on November 7, 1997, thereby requiring the Company to complete the acquisition of the JRY Companies and obligating it to (i) acquire all of the outstanding stock of the parent company of the JRY Companies, for a payment of an additional $1.0 million less the amount of any unrealized assets and other set-offs; (ii) purchase the real property owned by an affiliate of the JRY Companies for cash equal to 90% of the amount, if any, by which the fair market value of the property exceeds the amount of the deposit paid in the first step of the acquisition plan and (iii) issue 66,666 shares of the Company's restricted Common Stock. The Company anticipates that this transaction will close prior to January 1, 1998.

NOTE 6 - RECLASSIFICATIONS

          Certain amounts in the September 30, 1996 condensed consolidated financial statements have been reclassified to be consistent with the presentation used for September 30, 1997.

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

          Readers are urged to carefully review and consider disclosures made by the Company in this and other reports that discuss factors germane to the Company's business. See particularly the Company's reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
---------------------------------------------

SALES

          Sales for the nine months ended September 30, 1997 were $73.6 million compared to $65.6 million in the prior year period, an increase of $7.9 million or 12.0%. Sales in the 1997 period include approximately $29.5 million by the domestic interior sign division, $10.2 million by the outdoor lighting and sign group, $8.8 million by the games division (which includes revenues from table game leasing, keno equipment sales, slot machine sales, and slot route operations), $4.0 million by the surveillance division, and $11.7 million by the international subsidiaries. Sales by the electronics division in the nine months ended September 30, 1997 were $16.1 million, including $6.7 million in intracompany sales which have been eliminated in the consolidated statement of operations. Sales for the comparable 1996 period include approximately $29.6 million by the domestic interior sign division, $11.4 million by the outdoor lighting and sign group, $4.5 million by the games division, $4.8 million by the surveillance division, $8.9 million by the international subsidiaries, and $14.9 million by the electronics division, including $8.5 million in intracompany sales that have been eliminated in the consolidated statement of operations.

          The domestic interior sign division had a decrease in sales of $0.1 million or 0.3%. The outdoor lighting and sign group had a decrease in sales of $1.2 million or 10.5% due to fewer major sign projects. Sales by the games division increased $4.3 million or 95.6% owing to an exceptionally large sale of Mini-Bertha(TM) slot machines in the 1997 period.

          Sales by the international subsidiaries increased $2.8 million or 31.5% owing in significant measure to strong sales in the Australian market of our interior signs, including a $2.2 million sale to Crown Casino in Melbourne, Australia. Sales by the international subsidiaries accounted for 15.9% of total sales for the nine months ended September 30, 1997 compared to 13.6% during the same period of 1996. Sales by the surveillance division decreased $0.8 million or 16.7% because of continued weakness in the casino market and the Company's decision to not accept low margin sales.

          At September 30, 1997, the Company had a backlog of orders believed to be firm of $22.0 million, compared to $24.1 million at September 30, 1996. The Company's backlog at June 30, 1997 was $17.3 million. Management expects that the backlog at September 30, 1997 will be filled within 120 days of that date.


GROSS PROFIT

          Gross profit for the nine months ended September 30, 1997 increased by $5.5 million, to $27.5 million from $22.0 million in the 1996 period. The gross margin was 37.4% in the 1997 period compared to 33.5% in the nine months ended September 30, 1996. Gross margin in the interior sign division decreased to 28.8% for the nine months compared to 30.4% for the same period last year.
Gross margin in the outdoor lighting and sign group was 22.6% for the first nine months of 1997 compared to 20.4% for the same period in 1996. Gross margin in the electronics division was 38.1% for the first nine months of 1997 compared to 34.2% for the like period in 1996. The games division gross margin in the first nine months was 57.8% in 1997 and 69.4% in 1996. The decrease in 1997 gross margin for games was due to an increase in slot machine sales that carry a lower margin than the table game leases and slot route revenues. The surveillance division gross margin was 10.1% in the first nine months of 1997 compared to (1.8%) for the same period in 1996. Surveillance division margins have suffered due to an increasingly competitive market and an increasing portion of the sales being made on a low margin, equipment only basis. During the nine months ended September 30, 1997 the Company decided to refuse low margin, equipment only orders for surveillance equipment.

          The international subsidiaries' gross margin was 31.0% for the first nine months of 1997 compared to 18.2% for the same period in 1996. The increase is attributable to higher margins in our Australian subsidiary, resulting from greater efficiencies and higher sales volumes. Overall gross margins have improved owing largely to a change in the sales mix; higher margin sales by divisions such as games are growing rapidly while lower margin sales by divisions such as surveillance are decreasing.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          For the nine months ended September 30, 1997, selling, general and administrative expenses were $23.1 million or 31.4% of sales compared to $21.4 million or 32.6% of sales for the comparable nine months of 1996. Selling expenses of $9.4 million in the 1997 period decreased 2.1% from $9.6 million in the comparable period in 1996. Administrative expenses of $10.8 million for the 1997 period were higher by 14.9% then the $9.4 million experienced in the comparable period in 1996. The games division and the international subsidiaries increased $0.3 million and $0.7 million, respectively, due to higher labor costs along with the reclassification of selling expense to administrative expense in the third quarter of 1997 in Australia. Depreciation and amortization were $3.1 million and $2.4 million, 1997 over 1996, respectively.

          Research and development expenses were $2.9 million for the nine months ended September 30, 1997 compared to $2.4 million for the comparable period in 1996. This increase primarily resulted from an increase in engineering staff due to new products being developed. Because certain software development projects achieved technological feasibility during 1997, the Company capitalized $384,000 of eligible software development costs in the nine months ended September 30, 1997.


OTHER INCOME AND EXPENSE

          Other income totaled $103,000 for the nine months ended September 30, 1997 compared to $460,000 for the same period in 1996. Currency translation losses on the Australian dollar and the Dutch guilder totaled $103,000 for the nine months ended September 30, 1997 compared to currency translation gains of $116,000 for the same period in 1996. The unfavorable variance was due to the increase in strength of the U.S. dollar compared to these currencies.

          Interest expense increased to $1.7 million from $1.4 million, 1997 over the nine months ended September 30, 1996 owing to increased bank borrowings and increased borrowing rates.


THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
----------------------------------------------

SALES

          Sales for the quarter ended September 30, 1997 were $23.6 million compared to $21.7 million in the prior year period, an increase of $1.9 million or 8.8%. Sales in the 1997 and 1996 periods, respectively, include approximately $8.1 million and $10.9 million by the domestic interior sign division, $3.3 million and $3.0 million by the outdoor lighting and sign group, $2.0 million and $1.4 million by the games division (which includes revenues from table game leasing, keno equipment sales, slot machine sales, and slot route operations), $1.1 million in both periods by the surveillance division and $4.2 and $3.7 million by the international subsidiaries. Sales by the electronics division in the third quarter were $7.3 million and $5.4 million 1997 over 1996, including $2.4 million and $3.8 million, respectively, of intracompany sales which have been eliminated in the consolidated statement of operations.

          Third quarter sales by the games division increased $0.6 million or 42.9% due primarily to sales of Mini-Bertha(TM) slot machines. The $0.5 million or 13.5% increase in sales by the international subsidiaries is attributable to continued strong sales of our interior signs in the Australian market. Sales by the international subsidiaries accounted for 17.8% of total sales for the third quarter compared to 17.1% for the same quarter last year. Sales by the domestic interior sign division decreased by $2.8 million or 25% during the 1997 third quarter due to a fewer number of major casino openings, remodels and expansions. Sales by the electronics division during the 1997 third quarter increased $3.3 million or 35.2% because of strong sales of our CasinoLink(TM) product.

GROSS PROFIT

          Gross profit for the quarter ended September 30, 1997 increased $1.5 million, to $9.0 million from $7.5 million 1997 over 1996, gross margins being 38.1% and 34.4%, respectively. In the third quarter, 1997 over 1996: gross margins in the interior sign division were 27.6% and 32.7%, respectively; gross margins in the outdoor lighting and sign group were 20.3% and 15.2%, respectively; gross margins in the electronics division were 41.6% and 30.2%, respectively and gross margins in the games division were 53.5% and 77.8%, respectively. The increase in electronic division's gross margin was due in part to increased margins in the CasinoLink product line. The decrease in 1997 gross margin in the games division was due to an increase in slot machine sales that carry a lower margin than the table games leases and slot route revenues. The surveillance division gross margin was 4.6% in the third quarter of 1997 compared to (27.0%) for the third quarter of 1996. Surveillance division margins suffered because of an increasingly competitive market and an increasing portion of sales being made on a low margin, equipment only basis while the international subsidiaries' third quarter gross margins, 1997 over 1996, were 36.1% and 16.2%, respectively. The increase was due to higher margins in our Australian subsidiary.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses for the quarter ended September 30, 1997 were $8.0 million or 33.9% of sales compared to $7.1 million or 32.7% of sales for the comparable quarter of 1996. Third quarter, 1997 over 1996, selling expenses were $2.8 million and $3.3 million, respectively; administrative expenses were $4.8 million and $3.0 million or an increase of 60.0% and depreciation and amortization were $0.9 million and $1.1 million, respectively. During the quarter ended September 30, 1997, the international subsidiaries reclassified $0.5 million of expenses from selling to administrative. The games division increased $0.1 million, the international subsidiaries increased $0.5 million (net of reclassification) and Corporate increased $0.6 million due to increases in revenue.

          In the third quarter, 1997 over 1996, research and development expenses were $1.1 million and $0.8 million. This increase primarily resulted from an increase in engineering staff due to new products being developed. Because certain software development projects achieved technological feasibility during 1997, the Company capitalized eligible software development costs.
During the third quarter of 1997, $128,000 of these software development costs were capitalized.


OTHER INCOME AND EXPENSE

          Other income totaled $332,000 in the quarter ended September 30, 1997 compared to $190,000 for the same period in 1996. Currency translation gains on the Australian dollar and the Dutch guilder totaled $285,000 for the third quarter of 1997 compared to currency translation gains of $67,000 for the same period in 1996. This net gain includes a one-time adjustment resulting from the reclassification of a portion of the Company's foreign subsidiaries intercompany balances to long term investments.

          Interest expense increased to $669,000 in the third quarter of 1997 compared to $475,000 in the same period in 1996 because of higher interest rates and increased bank borrowings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          For the nine months ending September 30, 1997 the Company had net income of $1.7 million. Net cash provided by operating activities for the period was $6.1 million compared to $0.9 million during the same period in 1996. Reflected in this change are a $3.3 million decrease in accounts receivable, a $0.9 million decrease in inventories, a $0.9 million decrease in customer deposits, a $1.0 million decrease in accounts payable, an increase of $2.2 million in prepaid expenses and other assets and a $1.3 million increase in accrued liabilities. Cash balance as of September 30, 1997 was $4.2 million, up from $1.8 million at the same date in 1996. The Company expects that cash provided from its operating earnings as well as its line of credit will be sufficient to meet its requirements for the remainder of 1997 and beyond.

          On September 5, 1997, the Company completed negotiations with Bank of America Nevada to extend the maturity date of its $20.0 million line of credit from August 27, 1997 to May 31, 1998. Subsequent to September 30, 1997, the Company closed a new seven year, $40.0 million Credit Agreement. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further details on this financing.

                           MIKOHN GAMING CORPORATION

                          PART II - OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 6 - Exhibits and Reports on Form 8-K

A.       Exhibits

         10.35   Credit Agreement dated October 24, 1997 between the
                 Company and First Source Financial LLP ("Credit Agreement")
                 documenting the Company's new $40.0 million secured credit facility including exhibits.
         10.36   Assignment from First Source Financial LLP to Eaton Vance
                 under the Credit Agreement.
         10.37   $10.0 million Revolving Note under the Credit Agreement.
         10.38   Term Loan Note A under the Credit Agreement.
         10.39   Term Loan Note B under the Credit Agreement.
         10.40   Guaranty Executed by Each Guarantor under the Credit Agreement.
         10.41   Security Agreement Executed by Borrower and Each Guarantor
                 under the Credit Agreement.
         10.42   Trademark Security Agreement under the Credit Agreement.
         10.43   Patent Security Agreement under the Credit Agreement.
         10.44   Stock Pledge Agreement Executed by Mikohn under the Credit
                 Agreement.
         10.45   Bank Agency Agreements under the Credit Agreement.
         10.46   Post Closing Agreement under the Credit Agreement.
         10.47   Deed of Trust under the Credit Agreement
         10.48   Deed of Trust under the Credit Agreement
         10.49   Composition Mortgage under the Credit Agreement
         27      Financial Data Schedule


B.       Reports on Form 8-K:

         None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.




                                      MIKOHN GAMING CORPORATION, REGISTRANT



                                 BY:         /s/ Donald W. Stevens
                                    --------------------------------------------
                                    Donald W. Stevens, Executive Vice President
                                      Treasurer (Principal Financial Officer)


Dated:   November 14, 1997