Form 10-K405
period 1997-12-31
MIKOHN GAMING CORP
filed 1998-03-31
CIK 912241

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10-K



   X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
 -----  Act of 1934 for the fiscal year ended December 31, 1997 or



_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                        COMMISSION FILE NUMBER:  0-22752

                                    MIKOHN GAMING CORPORATION
-----------------------------------------------------------------------------------------------------
                      (Exact name of registrant as specified in its Charter)

                  NEVADA                                                    88-0218876
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

1045 PALMS AIRPORT DR., P.O. BOX 98686, Las Vegas, NV                       89193-8686
-----------------------------------------------------------------------------------------------------
(Address of principal Executive Office)                                     (Zip Code)

Registrant's telephone number, including area code:   (702) 896-3890
                                                   --------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



                                               NAME OF EACH EXCHANGE
TITLE OF EACH CLASS:                            ON WHICH REGISTERED:
--------------------                            --------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.      X
                   ------

     The number of shares of common stock outstanding as of March 13, 1998 was 10,345,880. The market value of the common stock held by nonaffiliates of the Registrant as of March 13, 1998 was approximately $33,122,852. The market value was computed by reference to the closing sales price of $7.00 per share of common stock on the NASDAQ National Market System as of March 13, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE:
     Part III hereof incorporates by reference portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998 (to be filed with the Securities and Exchange Commission within 120 days after December 31,
1997).

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

     All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. They are necessarily speculative, and factors such as unusual production problems, breakdown of quality control, competitive pressures, customer dissatisfaction, failure to gain new product acceptance by potential customers or approval by regulatory authorities, proscription of gaming in jurisdictions where it had been lawful, the unexpected rejection of legalized gaming in new jurisdictions, onerous taxation and other adverse government action, unusual risks attending foreign transactions, year 2000 problems and general deterioration in economic conditions may cause results to differ materially from any that are projected. However, neither these factors nor any other matters known to management are believed to present any exceptional risk in respect of any projection contained in this report.

     Forward-looking statements speak only as of the date they are made, and readers are warned that the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

     Readers are urged to carefully review and consider disclosures made by the Company in this and other reports that discuss factors germane to the Company's business. See particularly the Company's reports on Forms 10-K, 10-Q and 8-K filed from time to time with the Securities and Exchange Commission.

                           MIKOHN GAMING CORPORATION
                      ANNUAL REPORT ON FORM 10-K FOR THE
                         YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS





                                                  PART I
Item 1.           Business...............................................................................   2
Item 2.           Properties.............................................................................  18
Item 3.           Legal Proceedings......................................................................  19
Item 4.           Submission of Matters to a Vote of Security
                  Holders................................................................................  20

                                                 PART II


Item 5.           Market for Registrant's Common Stock and Related Shareholder
                  Matters................................................................................  20
Item 6.           Selected Financial Data................................................................  21
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................................  22
Item 8.           Consolidated Financial Statements and Supplementary Data...............................  29
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  53

                                                 PART III

Item 10.          Directors and Executive Officers of the Registrant.....................................  53
Item 11.          Executive Compensation.................................................................  53
Item 12.          Security Ownership of Certain Beneficial Owners and Management.........................  53
Item 13.          Certain Relationships and Related Transactions.........................................  53


                                                 PART IV

Item 14.          Exhibits, Financial Statement Schedules & Reports on Form 8-K..........................  53

                                    PART I



ITEM 1.  BUSINESS

OVERVIEW OF THE COMPANY

     Your company is a leading developer, manufacturer and distributor of a variety of products, most of which are customized in design and operation to meet the needs of the casino operators and gaming machine manufacturers throughout the world who are our major customers. In this report, we often refer to your company as "Mikohn" or "Company". We use these terms interchangeably, and unless otherwise noted, they include domestic and foreign subsidiaries, whether wholly or partially owned.

     The Company is headquartered in Las Vegas, NV, where it maintains the largest part of its production facilities. Additional production facilities are located in Rapid City, SD and Gulfport, MS, and sales, service and/or support offices are located in these and seven additional states. To better serve international markets we maintain comprehensive production, sales and service facilities in The Netherlands, Australia and Peru, and a sales office in Argentina. We employ 791 people worldwide.

     Our products include customized and highly sophisticated interior and exterior signage of extraordinary visual appeal, progressive jackpot networks, proprietary games, high technology casino networking and information systems that monitor and report on slot machines, table games and related activities within the casino, and surveillance and security systems. Our custom products differentiate themselves on the basis of artistic design, quality of construction and advanced technology.

     We believe that our principle business strengths include our demonstrated ability to supply the legal gaming industry with superior products, our worldwide manufacturing, sales and service facilities, our long-standing customer relationships, and our reputation for experience, competence, integrity and knowledge of how to successfully conduct business in the exceedingly complex regulatory environments of the numerous legal gaming jurisdictions into which the industry is segmented. Amplifying our strengths is the reality that any potential new competitor would face the formidable task of substantially duplicating them in order to successfully challenge us in the marketplace. The magnitude of this task in the regulatory area alone may be measured by the amount of time, energy, information and commitment required of applicants for licenses to conduct business with casinos and other gaming operators in the many disparate regulatory jurisdictions. Mikohn has applied for and been granted licenses or equivalent authorizations in 96 such jurisdictions around the world, and has never had an application rejected.

OVERVIEW OF THE LEGAL GAMING INDUSTRY

     The legal gaming industry has enjoyed extraordinary growth both domestically and internationally. From 1982 to 1996, the domestic gaming industry experienced a compound annual growth rate of 11.2%, to $47.6 billion in revenues. The percentage of households from which someone visited a casino to gamble increased from 17% in 1990 to 32% in 1996, representing over 36 million households and 176 million visits according to Harrah's 1997 Survey of Casino Entertainment. The increase in gaming demand results in part from the greater public acceptance of legal casino gaming. Research conducted by Yankelovich Partners, Inc. in 1996 found that 92% of U.S. adults view casino gambling as an acceptable form of entertainment for themselves and others. This acceptance is reflected in the dramatic number of domestic jurisdictions in which casino gaming under some form is now permitted.

     Many foreign jurisdictions also have legalized casino gaming or expanded it in scope in recent years. Significant foreign gaming jurisdictions now include Canada, Australia, New Zealand, France, The Netherlands, and various South American, Asian and Eastern European nations.

     The growth of legal gaming has resulted in a huge increase in the number of gaming machines, among them a host of video poker and other games as well as more traditional slot machines. Gaming machines are by far the most popular form of gambling; at the major Nevada and New Jersey casinos, they account for approximately two-thirds of total gaming revenues. These gaming machines, along with traditional casino table games such as blackjack, can be more accurately controlled and accounted for with the help of our technologically innovative products and systems and they provide an expanding market that we believe our Company is well positioned to usefully and profitably serve.

SIGNS

     The Company designs and manufactures interior signage and displays which are marketed and sold to casino operators either as stand alone signs or in combination with progressive jackpot systems. Interior signage in casinos is widely used to highlight groups of gaming machines and enhance the casino's theming and visual excitement. Casino interior signs differ in many respects from other forms of signage. Casino signs typically feature intricately detailed art work, are constructed in a wide variety of unusual shapes and are finished and detailed with more expensive and delicate materials than other types of signage. Interior signage is used extensively in connection with the "theming" of interiors and the differentiation and identification of facilities. State-of-the-art installations may be seen in new mega-casinos such as the Monte Carlo Hotel & Casino in Las Vegas and Station Casino-Kansas City. Mikohn is also a leading designer and manufacturer of slot glass, which provides back-lit illuminated display with intricate design features.

     We are leading the industry trend towards more elaborate signage to support increased theming within casinos. The average construction period for a medium-sized interior signage project is approximately two months. The costs of interior signage projects vary widely, but most fall within a range of $0.1 million to $4.0 million.

     Because of the popularity and growth of progressive jackpots throughout the gaming industry, the Company's interior signage is increasingly being incorporated into sophisticated merchandising efforts commonly found in new mega-casinos, as well as remodeling projects at older casinos. The Company estimates that most of its interior signage revenues for 1997 were integrated into progressive jackpot systems.

     The Company also designs, manufactures, installs and maintains exterior signs for customers worldwide. These projects can vary from the simplest of themed directional signs to the spectacular 19 story, double faced pylon sign recently installed at the newly remodeled Sahara Hotel and Casino in Las Vegas. The Company has actively targeted the gaming industry for its exterior lighting and sign products and has supplied signs or lighting systems to several major casinos in the U.S. including Stardust, Excalibur, MGM Grand, Stratosphere and Caesars Palace in Las Vegas, and Taj Mahal in Atlantic City. We also installed a 55 x 55 foot sign for ITT 300 feet above Times Square in New York City and built a MikohnVision(TM) sign for DirecTV in Buenos Aires, Argentina.

     In 1995, the Company completed commercial development of MikohnVision(TM), a revolutionary, full color low voltage exterior lamp bank video system that enables users to produce spectacular displays on huge screens in up to 16.7 million shades of color while consuming approximately one-third as much wattage as competitive signs. We have filed patent applications, which are now pending, to protect numerous features unique to the MikohnVision(TM) system. MikohnVision(TM) makes it possible to offer real-time graphics, animation, text and video clips; to display photos, logos, video and real-time images; and to create instant, spectacular animations and messages at adjustable speeds. Its appeal extends beyond the casino industry and is suitable for other commercial applications.

GAMES

     In 1993, we established a games division to develop, acquire, manufacture and distribute proprietary games, machines and tables. At the end of 1997, we owned or licensed the rights to several categories of proprietary games including progressive live table games, keno and bingo equipment, over-sized slot machines, coin-push machines and video touch screen machines. Proprietary games must be approved by authorities in each regulatory jurisdiction in which they are to be installed and made available to players. After regulatory approval, we market the games to casinos through either a sale, lease or structured participation arrangement. We are devoting increased attention to the games division because of the high recurring revenue and profit margin potential in this business sector.

     Casinos realize the importance of gaming diversity on the floor. This results in an increase in the demand for multiple game concepts and game within a game concepts through a single machine. Our multiple game video machines provide a number of game options for the player, and the casino can vary the number and type of games offered per machine. Set forth below is a brief description of some of our more important proprietary games.

     CARIBBEAN STUD(TM). In 1993, we entered into a license agreement with Progressive Games, Inc. ("PGI"), naming Mikohn its exclusive distributor in Iowa, Michigan, Missouri, North Dakota, New Jersey, New Mexico, New York, Oregon, South Dakota, Texas and Washington for Caribbean Stud(TM), a progressive poker table game. Every Mikohn Caribbean Stud(TM) table is equipped with an articulate dealer control panel that handles all aspects of the game. Security key functions are built into the panel. Mikohn supercontrollers transfer progressive information not only to the table display but also to large overhead and animated displays.

     For the year 1997, the Company generated recurring revenues (lease income less license fees) of $2.4 million under its distributorship agreement with PGI. Our largest customers for Caribbean Stud(TM) are the Oneida Indian Nation, Trump Casinos, Harrah's and Station Casinos.

     Because of certain problems PGI has encountered with gaming authorities in Nevada and Colorado, the Company has found it necessary to terminate its license agreement with PGI on December 17, 1997, and we are involved in litigation. See below under Item 3, Legal Proceedings. Under terms of the license agreement, the Company is entitled to continue receiving revenues from the games it has placed for four more years.

     KENO. We have a licensing agreement with XpertX, Inc. covering the exclusive worldwide distribution rights (except for Reno, Nevada) to the XpertX(TM) keno system. Key features of this keno system include player tracking (player account information, player trip history, play and win amounts and buy-in limits); advanced customized reporting (customized audit/management reports and inter-property progressive capabilities); display functions (in-room television keno display and advertising options); built-in diagnostic software and disc mirroring features.

     MINI-BERTHA(TM) AND COLOSSUS(TM). In 1994, we entered into an exclusive licensing agreement with IGT to manufacture and distribute oversized and giant slot machines known as Mini-Bertha(TM) and Colossus(TM). Under the terms of this agreement, the Company has exclusive worldwide distribution rights. In July 1997, we entered into a joint venture agreement with IGT to place Mini-Berthas(TM) on IGT's MegaBucks(TM) wide-area progressive system. We will receive a percentage of the revenue generated on IGT's MegaBucks(TM) and other MegaJackpot(TM) systems that incorporate Mini-Bertha(TM) machines. To date, we have not placed any machines under this agreement.

     FLIP-IT(TM). In 1995, we acquired the exclusive patent rights to an electromechanical coin-push gaming machine known as Flip-It(TM) and participate in the revenues generated with many casinos in Nevada. We also have Flip-It(TM) games in Mississippi and Uruguay and we are seeking approval in other U.S. gaming jurisdictions and Canadian provinces. The Company leases Flip-It(TM) games to operators on a participation or fixed rental basis that produces recurring revenue streams.

     NEW OPPORTUNITIES. We are continually developing new game concepts and applications to enhance and strengthen our position in the games markets. In July 1997, we acquired the intellectual property rights to P&M Coin's multi-game touch screen machines. These games, called Mikohn Classics(TM), will allow a casino to select from a wide variety of video based games for play on the machines. The Company holds exclusive worldwide distribution rights to these games and we intend to market them aggressively. We have also developed a touch screen keno game that enables a casino to offer a version of ever popular keno at significantly reduced labor costs .

     The Company owns the exclusive worldwide rights to several other proprietary games which it may or may not exploit in the future depending upon our assessment of feasibilities. Some of these games are currently undergoing development and testing and we will seek regulatory approval of any that we deem promising.

ELECTRONICS AND SYSTEMS

     PROGRESSIVE JACKPOT SYSTEMS. Our progressive jackpot systems typically are comprised of three components: controllers, a tricolor display of light emitting diodes (LED) and accompanying software. While each component is included in one of the Company's progressive jackpot systems, controllers and displays also are sold separately to gaming machine manufacturers and casino operators. The software used to program the displays and controllers and monitor the systems and machine usage is proprietary, and this inhibits the operator from interchanging components made by other manufacturers. The Company's progressive jackpot systems can be connected into multi-site progressive links among multiple casinos.

     CONTROLLERS. A Mikohn controller is a device which monitors play on one or more gaming machines, accumulates in real-time a predetermined percentage of each coin bet and adds it to an ever-increasing jackpot prize. This prize is displayed in real-time on one or more Mikohn electronic displays. Mikohn's progressive jackpot system controllers, on which it owns patents, are unique in their ability to work with numerous games made by many different machine manufacturers. The Company's controllers monitor slot machines manufactured by every major gaming machine manufacturer including IGT, Bally, Aristocrat, Sigma and Universal.

     The Company's controllers are licensed in every major gaming jurisdiction. Controllers are warranted and are designed to operate reliably 24 hours a day, 7 days a week, 365 days a year. We believe that Mikohn has the largest installed base of controllers in the industry and we are not aware of any significant failure in our controllers in the past five years.

     ELECTRONIC DISPLAYS. Mikohn's displays are designed to be fully compatible with the mechanicals and protocols of all major gaming machine manufacturers. Management believes its electronic displays are installed in most slot machines manufactured by IGT, Bally, Aristocrat, Sigma and Universal. Mikohn electronic displays are seen in hundreds of casinos in virtually every major gaming jurisdiction throughout the world.

     We manufacture displays in a wide variety of sizes and designs to accommodate the mechanical, aesthetic and price requirements of our casino customers. Overhead displays, which are typically integrated with custom casino signs made by the Company, are used by casinos to attract attention to progressive jackpot gaming machines. Once the player begins to play a gaming machine linked to a progressive jackpot system, a display installed on or near the gaming machine maintains the player's interest by continuously showing on a real-time basis the current amounts of the ever-increasing progressive jackpots. We produce alphanumeric and graphic electronic displays for use with all major brands and models of gaming machines.

     Our displays primarily use LEDs in either dot matrix or seven-segment configurations. LEDs, which are commercially available in red, green, yellow and combinations of these three colors, provide a wider range of functions and a longer life than incandescent bulbs and other types of lighting. Because LEDs can be turned on and off approximately 100 times per second, they can be programmed to display information in a wide variety of formats, including flashing, traveling from side to side, odometer, pulsating, scrolling up or down, painting (each character is formed from the top down), morphing and dancing colors (each character alternates color). LEDs also can utilize foreground or background color, variable font sizes and text justification. Cells of LEDs may be combined to display characters and graphics in a variety of sizes ranging from small to very large.

     SOFTWARE. Each progressive jackpot system that we sell includes applications software that enables the casino operator to program the controllers and displays and set various game options. The Company designs, sells or leases the rights to utilize its progressive jackpot software under the trade names MysteryJackpot(TM) and MoneyTime(TM). This software permits the casino operator to set jackpot frequencies and levels in response to competitive factors and variations in customer demand and to set a maximum amount to be displayed as a jackpot (which effectively limits the casino's liability in the event of a programming or technical error). Our software is programmable to accommodate a variety of international currencies, and we supply it either on a diskette for installation on the casino's stand-alone personal computer or on a memory card sold by the Company and installed in a palmtop computer.

     Our SuperLink(TM) software package supplies a comprehensive, multi-faceted system for managing a progressive jackpot equipment network from a central location. It links the interface packages of electronic displays, controllers and software into one total package, permitting centralized control and facilitating the operation, programming and monitoring of progressive jackpot systems. As a result, SuperLink(TM) allows casinos to manage with greater efficiency, increased productivity, enhanced security and reduced costs. Moreover, SuperLink(TM) with its built-in flexibility can become a system that will support new progressive games for existing slot machines. SuperLink(TM) was part of the Company's sale of progressive jackpot systems to several new mega-casinos including Monte Carlo Resort & Casino in Las Vegas and Station Casino-Kansas City.

     MoneyTime(TM), a new progressive jackpot system developed by Mikohn, uses bonusing to extend slot play and attract players. When the progressive jackpot pool reaches a specified level, it triggers a bonus mode in which players are awarded jackpots in rapid succession. The MoneyTime(TM) system consists of a Mikohn bonus controller, a Mikohn smart interface board for each machine and a PC hosted monitoring system. The system PC provides reports and statistics of bonus game play and features screens for configuration and set-up.

     MoneyTime(TM) is in operation at the New York-New York and Imperial Palace casinos in Las Vegas, NV; the Primadonna in Primm, NV and Casino Apache in Albuquerque, NM. To date, it had generated at least twice as much coin-in per slot as the average of the remaining similarly coined machines on the casino floor.

     ACCESSORIES. The Company's product line also includes a number of accessory products that allow the casino customer to operate a wider variety of progressive games, provide promotional messages, animated and graphic displays, and generate additional statistical and operating information from the gaming machines linked to progressive jackpot systems. Other available accessories include devices to boost electrical outputs to a large number of displays, cable and fiber-optic connectors, devices to trigger visual or aural signals when a progressive jackpot is hit, and circuitry for the display of progressive jackpot amounts on the screens of video gaming machines.

     PLAYER TRACKING AND ACCOUNTING CONTROL SYSTEMS. Mikohn develops and markets automated data collection systems for player tracking and accounting for slot machines and table games. These products include the Company's patented SafeGames(TM) and CasinoLink(TM) technology.

     SafeJack(TM).  In 1995, the Company acquired the exclusive worldwide rights
     ------------
to manufacture, market and distribute a computerized system known as SafeJack(TM), which tracks player action and provides security against cheating and dealer error at blackjack tables by utilizing SafeGames(TM) technology. SafeJack(TM) automatically records every card played and the amount of each bet at each player position on the blackjack table. This information is compiled by patented instruments and computer and sensor technology which electronically track all bets and cards played in real-time, producing an accurate record of each game. Every SafeJack(TM) system includes a table with sensors at each player position, an optical reader in the card shoe, special casino chips incorporating computer microchips that transmit encrypted radio frequency signal and a unique display which supplies the dealer with all the information needed to manage the game. All of these elements are connected through the table computer and proprietary software to a central data collection point. In addition to providing player tracking, management reporting and enhanced security, the system can be modified into a progressive jackpot system to stimulate player excitement and improve revenue production. The system will provide casino operators for the first time with real-time accounting of the play of each player, which is very useful to the casino in identifying and directing complimentary benefits to its good customers.

     The Company believes SafeJack(TM) has the potential to become one of the most important technological advances in casino gaming since the introduction of microprocessors in slot machines. Blackjack is the world's most popular table game; approximately 20,000 tables are in use worldwide.

     In December 1996, SafeJack(TM) was approved for use in Missouri by Gaming Laboratories International, an independent gaming laboratory and testing service. SafeJack(TM) in its initial configuration was field tested and approved by the Nevada Gaming Control Board ("NGCB") in

January 1997. Improvements and additional features were perfected later in 1997, and while these unquestionably enhance the SafeJack(TM) system, they both delayed the start of production and marketing and necessitated further review and approval by the NGCB. Inasmuch as earlier models of SafeJack(TM) were fully approved by the NGCB, we believe that our improved models also will receive timely NGCB approval. Although we cannot make any guarantees, we also are confident that when these approvals are received, our faith in the ultimate success of the SafeJack(TM) system will prove to be justified.

     We also are confident that the SafeGames(TM) technology can readily be adapted for use with an expanded universe of table games, including baccarat, roulette and craps.

     CasinoLink(TM).  The CasinoLink(TM) system is the only system which
     --------------
encompasses the advanced features of the Microsoft Windows NT(TM) platform in a slot accounting, player tracking and game management module. The advanced technology of CasinoLink(TM) provides real-time information on player activity, casino revenues, cage functions and progressive slot systems and has wide-area multi-site links. This system tracks pit games, slots, keno and bingo. It also has a stand-alone unit that provides immediate card game information, allowing casinos to identify player related information, such as where their customers play and how much they wager. As in the case of SafeJack(TM), CasinoLink(TM)'s advanced tracking system enables the casino to make profitable decisions by offering players complimentary benefits commensurate with their play. In 1996, Mikohn installed CasinoLink(TM) in seven locations around the world including a city-wide progressive jackpot network in St. Petersburg, Russia. In 1997, we were awarded the largest CasinoLink(TM) contract to date: the central management system for British Columbia's recently approved slot machines at existing charitable gaming operations. In addition, the Company has orders for CasinoLink(TM) from Holland Casinos in The Netherlands and AWA Wagerings Systems Proprietary Ltd. in Australia.

     SURVEILLANCE AND SECURITY SYSTEMS. The Company engineers, designs, installs and maintains technologically advanced surveillance, security and communications systems for casinos, hotels, other private facilities and government. The surveillance and security systems integrate the most technologically advanced equipment supplied by a number of manufacturers. These systems are particularly important in the casino industry where large amounts of cash are continually changing hands.

     Most surveillance and security systems sales are made as a packaged offer (usually awarded as part of a construction bid or major renovation project) which typically includes a complete selection of equipment together with installation and service. Additional revenues often are derived from specific add-on component sales that upgrade existing systems.

COMPETITION

     As we noted above under "Overview of the Company," among our most important competitive assets is our knowledge of how to successfully conduct business in the exceedingly complex regulatory environments of the numerous legal gaming jurisdictions into which the industry is segmented, and the formidable task that any potential new competitor would face in attempting to acquire comparable knowledge and obtain the numerous licenses necessary to make use of it. This does not insulate us from the competitors already in the business, however, it does place a significant burden upon the entry of any firm not already engaged in the business. It also provides an additional layer of protection for proprietary games and other proprietary products, because even sophisticated copies and machines designed to circumvent patents but perform substantially the same functions still cannot be sold without regulatory approval in each jurisdiction.

     We believe that the Company is the leading United States manufacturer of interior casino signs and that it is a dominant factor in this specialized market. In addition, we believe Mikohn is recognized as the industry leader in integrating technology, artistic concepts and structural design, which are essential to the more complex thematic signage found in the new mega-casinos. These factors in the aggregate raise significant obstacles to entry by new competitors.

     The market for exterior signs is highly competitive. Young Electric Sign Company, which is privately owned, is the dominant firm in this market.

     We believe that our progressive jackpot products have the highest market share and name recognition, and are technologically superior to the products of our competitors. We also believe our marketing and distribution resources are superior to those of any of our competitors. We are not aware of any plans of any significant new gaming machine manufacturer to enter our progressive jackpot market. IGT, the largest gaming machine manufacturer, operates its own wide-area linked progressive jackpot games, and in most cases IGT uses Mikohn displays and signage. These are installed in casinos and compete with the casinos' own progressive jackpot games operated with Mikohn products. In addition, some gaming machine manufacturers have introduced gaming machines with pay tables that produce less frequent but larger jackpots than are typically available with non-progressive games. These types of gaming machines, which affect the variability of jackpots, compete with the Company's progressive jackpot systems and games. The Company's products compete with those produced by CDS and Acres

     There are no other systems currently on the market that can capture and report the information supplied by SafeJack(TM). Specifically, no other device has the ability to automatically capture and record exact wagering information in real-time as the game progresses. This information includes the exact handle (the total amount bet), a critical statistic that has heretofore been unavailable to gaming operators. Secondly, we believe there is currently no other device on the market that has the ability to identify, record and relate specific cards, hands and decisions for individual players. We hold patent rights protecting the system and several of its unique features, thereby creating a significant barrier to entry by would-be competitors.

     CasinoLink(TM) is the only player tracking and accounting control system currently available using the Microsoft Windows NT platform and it is the only system able to link multiple-sites. It competes with systems produced by IGT, CDS, Alliance Gaming and, internationally, Aristocrat.

     The games division competes for floor space with major manufacturers such as IGT, Alliance Gaming, Sigma Game Inc. and Silicon Gaming. Additionally, it competes with specialty game makers such as Anchor Gaming, CDS and Shufflemaster as well as specialty games manufactured by the major manufacturers.

     While the Company's surveillance and security systems have some competitive advantages, competition is nonetheless intense and puts pressure on profit margins. The primary competitor in this market is IEP, which installs, designs and services security and surveillance systems for the gaming industry and has the highest market share in the gaming industry.

MANUFACTURING

     The Company's several manufacturing facilities are primarily assembly and subassembly operations. Most manufacturing relates to the interior sign business, but we also assemble exterior signs, electronic displays and controllers, proprietary games and surveillance and security systems. We routinely contract with outside vendors for assembly services to keep idle production capacity to a minimum and maintain a constant level of employment. A modern, computerized material requirements planning system is used to schedule production and to ensure that inventory levels are adequate to meet customer demand. The table below lists the Company's several manufacturing, administrative, engineering and service facilities.

=================================================================================================
                 LOCATION / ACTIVITY                        AREA (SQ. FT.)             OWNED / LEASED
------------------------------------------------------   ---------------------   --------------------------
Las Vegas, NV - corporate administration                    33,000                     Leased
Las Vegas, NV - interior signs                              47,350                     Owned
Las Vegas, NV - exterior signs                              42,000                     Leased
Las Vegas, NV - games and electronics                       85,000                     Leased
Las Vegas, NV - engineering and service                     30,000                     Leased
Rapid City, SD - manufacturing                              48,881                     Owned
Gulfport, MS - manufacturing                                28,000                     Owned
Sydney, Australia - manufacturing                           24,750                     Leased
Amsterdam, The Netherlands - manufacturing                  20,000                     Leased
Lima, Peru - manufacturing                                  35,674                     Leased
                                                           -------
                                                           394,655
                                                           =======
==================================================================================================

     Interior signs are fabricated from sheet metal and covered by an artistic finish such as polished aluminum or acrylic laminate. Laser printers are used to make sign faces which are then painted or laminated, and color laser printers are used to make finished sign faces. Almost all signs are custom designed and manufactured to order from the customer's specifications. The electrical components of the signs include fluorescent or incandescent back-lighting and a wide range of artistic lighting, including neon tubes, star-tubes and flashing incandescent lighting. Custom processes enable us to conform signs to the casino's existing theme or to create distinctive themes for particular areas in the casino. Sales and creative personnel work closely with the customer in the development of the design plans.

     The Company's games are assembled using fabricated components and electronic and lighting subassemblies manufactured by its suppliers. Controllers and displays are designed by the Company and assembled using components manufactured to our specifications by various suppliers. We estimate demand based on internal purchase orders related to interior signage projects and expected orders from gaming equipment manufacturers. Our security and surveillance systems are designed and then assembled, incorporating components from multiple suppliers.

     There are many sources of supply for nearly all of the components and raw materials used in the Company's products, including exterior lighting, signage and security and surveillance materials, and there are many suppliers who can assemble the Company's progressive jackpot products. Accordingly, the Company is not dependent in any significant way upon any single supplier or vendor.

MARKETING AND DISTRIBUTION

     The Company's major product areas are signs, games and electronics and systems. It maintains facilities to sell and service its products to markets throughout the world. In addition to the Las Vegas corporate headquarters, the Company has regional sales offices in Reno, NV; St.

Louis, MO; Ft. Lauderdale, FL; Atlantic City, NJ; Golden, CO; Gulfport, MS; Rapid City, SD; Amsterdam, The Netherlands; Buenos Aires, Argentina; Lima, Peru; and Sydney, Australia.

     Historically, the Company's marketing efforts have been domestically focused, as measured by the percentage of sales to customers in the U.S. However, since 1994 we have broadened our distribution capabilities to better serve international markets, take advantage of growth opportunities and correspondingly reduce our dependence on domestic casino operators and gaming machine manufacturers. We expect to continue this strategy as more international jurisdictions legalize gaming. The Company intends to further strengthen its extensive distribution network by offering products licensed from other companies that complement its proprietary products.

     The Company and its distributors service the Company's progressive jackpot products, and the Company, a subcontractor, or the customer typically services the Company's interior signs. The Company performs maintenance on exterior lighting and signs, typically under multi-year contracts, and provides limited warranties on most of its progressive jackpot and interior sign products.

RESEARCH AND DEVELOPMENT

     During the fiscal years ended December 31, 1997, 1996, and 1995, the Company expended approximately $3.9 million, $3.1 million and $3.7 million, respectively, on research and development activities.

     As previously noted, the casino gaming industry is intensely competitive, for which reason casinos constantly seek out, evaluate and introduce new and upgraded gaming products in an effort to attract and retain gaming customers. An important part of the Company's strategy is to provide its casino customers with new and upgraded products, games and services that enhance their revenue stream and facilitate operating efficiencies. The application of advances in computer and display technologies to the Company's products and production processes has resulted in improvements in the performance and appearance of the Company's progressive jackpot systems. These technological advances also have permitted the introduction of systems capable of accommodating new games and other upgraded products such as progressive jackpot systems for blackjack and other table games, animated keno, and a player tracking and accounting control system.

EMPLOYEES

     On March 11, 1998, the Company had a worldwide total of 791 employees, of whom approximately 382 were in manufacturing, 58 were in sales and distribution, 63 were in art/CAD design, 135 were in installation and service, 62 were in research and development and 91 were in administration. Of that total, 34 were
in management.   A total of 96 of the Company's employees, all of whom are
employed in its exterior signs operations in Las Vegas and Atlantic City, are represented by unions. We consider our relationships with our employees to be good.

BACKLOG

  As of December 31, 1997, 1996, and 1995, the Company had backlogs of orders, believed to be firm, of $19.4 million, $18.5 million and $14.0 million, respectively. Orders in the backlog at December 31, 1997 typically are filled within 120 days.

GOVERNMENT REGULATION

OVERVIEW

  The Company is subject to regulation by authorities in most jurisdictions in which its progressive jackpot systems and related products are sold or used by persons or entities licensed to conduct gaming activities. Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, findings of suitability and/or other required approvals with respect to the Company, its personnel and its products (collectively, "authorizations") is time consuming and expensive.

     Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke authorizations on any basis they deem reasonable. Although our experience is excellent, there is no guarantee that the Company, its products or its personnel will receive or be able to maintain any necessary authorizations.

    The Company, directly and through subsidiaries, has authorizations that enable it to conduct its business in various jurisdictions, subject in each case to the conditions of the particular authorization. These conditions may include limitations as to the type of game or product the Company may sell or lease, as well as limitations on the type of facility (such as riverboats) and the territory within which the Company may operate (such as tribal nations). Jurisdictions in which the Company (together with its subsidiaries, and specific personnel where required) has authorizations with respect to some or all of its products and activities include Nevada, South Dakota, Mississippi, Iowa, Missouri, Oregon, Louisiana, Colorado, Illinois, Washington, Arizona, Connecticut, Montana, New Jersey, North Carolina, New Mexico, Kansas, Minnesota, Indiana, Michigan; the Canadian provinces of Alberta, Manitoba, Nova Scotia, Quebec and Ontario; the Australian provinces of New South Wales, Victoria, Queensland, Northern Territory, Western Australia and Australia Capital Territories and Tasmania; New Zealand; Mpumalanga, South Africa and the Hellenic Republic of (Athens) Greece.

    The Company has temporary licenses in New York, Puerto Rico, the Canadian provinces of Saskatchewan and British Columbia, which in each case permit the Company to transact its business pending completion by the state of its processing of the Company's completed license application.

    As of March 6, 1998, the Company had a gaming license application pending in Wisconsin. This application is complete and the customary investigation is in process. While the Company does not expect to experience any material difficulty in acquiring any new licenses, there can be no assurance that the Company or one of its subsidiaries will be able to obtain such new licenses on a timely basis or at all.

    Certain Indian tribes throughout the United States that have compacts with the states in which their tribal dominions are located operate or propose to operate casinos, and these tribes may require suppliers of gaming and gaming related equipment, such as the Company, to obtain authorizations. The Company has and will continue to work with these tribes to obtain the necessary authorizations when requested to do so.

    Management believes that pending proceedings in respect of authorizations will not materially limit the sale, distribution or use of the Company's products.

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

GAMING DEVICES AND EQUIPMENT

    The Company also sells products which are considered to be "gaming devices" and/or "gaming equipment" in jurisdictions in which gaming has been legalized. Although regulations vary among jurisdictions, each jurisdiction requires various licenses, approvals or permits to be held by companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment.

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

REGULATION AND LICENSING - NEVADA

GAMING

    The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacture and distribution of associated equipment for use in Nevada, and the operation of slot machine routes and inter-casino linked systems in Nevada are subject to (i) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act") and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and various local, city and county regulatory agencies (collectively referred to as the "Nevada Gaming Authorities").

    The laws, regulations and supervisory practices of the Nevada Gaming Authorities are based upon declarations of public policy having as their objectives (i) preventing any involvement, direct or indirect, of any unsavory or unsuitable persons in gaming or the manufacture or distribution of gaming devices at any time or in any capacity; (ii) strictly regulating all persons, locations, practices and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (iii) establishing and maintaining responsible accounting practices and procedures; (iv) maintaining effective controls over the financial practices of licensees (including requirements covering minimum procedures for internal fiscal controls and safeguarding assets and revenues, reliable recordkeeping and periodic reports to be filed with Nevada Gaming Authorities); (v) preventing cheating and fraudulent practices and (vi) providing and monitoring sources of state and local revenue based on taxation and licensing fees. Changes in such laws, regulations and procedures, depending upon their nature, could have an adverse effect on the Company's operations.

    The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found to be suitable to own the stock of Mikohn Nevada which is licensed as a manufacturer and distributor of gaming devices, and as an operator of a slot machine route. The Company and Mikohn Nevada have obtained from the Nevada Gaming Authorities the various authorizations they require to engage in Nevada in manufacturing, distribution, slot route operations and inter-casino linked system activities consisting of slot machines. The regulatory requirements set forth below apply to the Company as a Registered Corporation and to Mikohn Nevada as a manufacturer, distributor and operator of a slot machine route.

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

    As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information the Nevada Commission may require. No person may become a stockholder of or receive any percentage of profits from Mikohn Nevada without first obtaining authorizations from the Nevada Gaming Authorities.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Mikohn Nevada in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Mikohn Nevada are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of Mikohn Nevada may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing. Both require submission of detailed personal and financial information, which is followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have the power to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or Mikohn Nevada, the companies involved would have to sever all relationships with that person. In addition, the Nevada Commission may require the Company or Mikohn Nevada to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    The Company and Mikohn Nevada are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Mikohn Nevada also are required to be reported to or approved by the Nevada Commission.

    Should Mikohn Nevada be found to have violated the Nevada Act, the licenses it holds could be limited, conditioned, suspended or revoked. In addition, Mikohn Nevada, the Company and the persons involved could be required to pay substantial fines, at the discretion of the Nevada Commission, for each separate violation of the Nevada Act. Limitation, conditioning or suspension of any license held by Mikohn Nevada could (and revocation of any license would) materially adversely affect the Company's manufacturing, distribution and slot route operations.

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

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder of a Registered Corporation found unsuitable and who holds, directly or indirectly, any beneficial ownership in the common stock beyond such period of time as the Nevada Commission may specify for filing any required application may be guilty of a criminal offense. Moreover, the Registered Corporation will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Registered Corporation, it (i) pays that person any dividend on its voting securities; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities ownership; (iii) pays remuneration in any form to that person for services rendered or otherwise or (iv) fails to pursue all lawful efforts (including, if necessary, the immediate purchase of said voting securities for cash at fair market value) to require such unsuitable person to completely divest all voting securities held.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, it may sanction the Registered Corporation, which sanctions may include the loss of its approvals if, without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest, or other distribution; (ii) recognizes any voting right of such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

    The Company and Mikohn Nevada are required to maintain in Nevada a current stock ledger that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record owner may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record owner unsuitable.

    The Company also is required to render maximum assistance in determining the identity of the beneficial owners of its securities. The Nevada Commission has the power to require the Company to imprint its stock certificates with a legend stating that the securities are subject to the Nevada Act. To date, the Nevada Commission has imposed no such a requirement on the Company.

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

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to minimize the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form and
(iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

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

    Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with any such persons (collectively, "Licensees") and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of his or her participation outside of Nevada. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees also are subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the non-Nevada gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the non-Nevada operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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


ITEM 2.  PROPERTIES

    The Company currently has United States production facilities in Las Vegas, Nevada, Rapid City, South Dakota and Gulfport, Mississippi, and foreign production facilities in Amsterdam, The Netherlands, Sydney Australia and Lima, Peru. In Nevada, the Company currently leases 11 facilities, nine of which are
currently occupied by the Company.   These leases expire over various periods
through 2004. The Rapid City facility and the Las Vegas and Gulfport interior sign manufacturing facilities are owned by the Company.


     The Company leases sales, service and/or support offices and other facilities in New Jersey, Minnesota, Missouri, Florida and Colorado as well as several small service properties. These leases expire on various dates through 2001.

     The Mikohn Lighting and Sign facility in Las Vegas is located on property leased from a company owned by the John Renton Young Trust. The Company intends to purchase this property in accordance with the terms of an existing agreement for a purchase price equal to 90% of the property's appraised value when the second step of the acquisition, now in process, in completed. See "Notes to Consolidated Financial Statements" at Note 1- Organization.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees, and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations other than as noted below.

    Casino Excitement, Inc. ("CEI") was a defendant in an action entitled Las Vegas Hilton Corporation vs. Fireman's Fund Insurance Company, et al, filed in 1996 in the District Court of the State of Nevada, Clark County. The action arose out of the partial destruction of the world's largest freestanding sign at the Las Vegas Hilton Hotel in 1994 during a violent windstorm. The sign was built by John Renton Young, Ltd. ("JRY"). This action was but one of seven actions related to the collapse of the Hilton sign. In November 1994, CEI acquired certain of the assets of JRY and assumed some of its liabilities. CEI explicitly assumed no liabilities arising out of the destruction of the Hilton sign, which liabilities were represented to be adequately covered by insurance. CEI was named in the above action under an alleged "doctrine of successor liability" but was dismissed from the lawsuit in November 1997. In December 1997, the above action was settled and the case dismissed with prejudice. The settlement was fully covered by insurance and did not materially affect the Company or its operations.

  The Company is a defendant in an action entitled Progressive Games, Inc. ("PGI") vs. Mikohn Gaming Corporation, Case No. 97-7597, filed December 24, 1997 in the United States District Court for the Southern District of Florida, Miami Division. On June 20, 1997, the Colorado Limited Gaming Control Commission ordered the Company to "terminate all current and future business relationships, contractual relationships, contacts and associations, of whatsoever nature, with Progressive Games, Inc.". In accordance with the Colorado order, the Company gave PGI formal notice of termination on December 17, 1997. The above suit followed. PGI, seeking declaratory relief and damages, alleges breach of license agreement, patent infringement, trademark infringement, copyright infringement, and breach of contract. All claims arise out of the Company's termination of a license agreement to distribute Caribbean Stud(TM) and Progressive 21(TM) in various jurisdictions. The Company denies liability and is vigorously defending itself against all claims asserted. The Company is a Plaintiff in a related action entitled Mikohn Gaming Corporation vs. Progressive Games, Inc., Case No. A382695, filed December 24, 1997 in the District Court for Clark County, Nevada. This action for declaratory judgment and an injunction enforcing arbitration provisions in the license agreement with PGI is pending, but is not active.

    The Company is a Plaintiff in an action entitled Mikohn Gaming Corporation vs. Acres Gaming, Inc. ("Acres"), Case No. CVS 97-01383 HDM (LRL), filed October 2, 1997 in the United States District Court, Las Vegas, Nevada. This is an action for declaratory judgment that the Company's MoneyTime(TM) System does not infringe a patent owned by Acres ("Acres Patent") and that the Acres Patent is invalid. The Company's Complaint against Acres alleges tortious interference with business relationships, tortious interference with prospective business relationships, and trade libel. Acres has moved to amend its answer to assert a counterclaim for patent infringement. On December 18, 1997, the court issued a Preliminary injunction against Acres, and Acres has appealed. The Company is vigorously enforcing its rights against Acres to protect the Company's intellectual property.

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





                                                                              High          Low
                                                                          -----------   ----------
1997
----
First Quarter                                                               $5.6250       $4.0625
Second Quarter                                                               4.6250        3.5000
Third Quarter                                                                7.2500        4.3750
Fourth Quarter                                                               8.5000        5.6875

1996
----
First Quarter                                                               $4.5000       $3.3750
Second Quarter                                                              10.1250        3.6250
Third Quarter                                                               10.2500        7.5000
Fourth Quarter                                                               9.4375        5.2500

     The Company believes there were approximately 3,150 beneficial owners of its Common Stock as of March 13, 1998. The approximate number of beneficial owners as of that date was reached by estimating the number whose stock is held for them in street name by brokerage houses, by trusts and other nominees and by participants in a clearing agency. There were 179 holders of record of the Company's Common Stock on March 13, 1998.

     The Company has never paid dividends nor has it any plans to pay dividends in the future. It is the present intent of the Board of Directors to retain all future earnings for use in the development of the Company's business. The $40.0 million Credit Agreement, dated October 24, 1997, between the Company, First Source Financial LLP and each of the lending consortium expressly prohibits the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The table below sets forth a summary of selected financial data of the Company for the five years ended December 31 (in thousands except per share amounts):


                                                1997              1996               1995              1994           1993(a)(b)
                                                ----              ----               ----              ----           ----------
Statement of Operations Data:
   Net sales                                 $  98,548          $ 91,402           $ 77,796          $ 57,782         $ 18,033
   Cost of sales                                61,200            59,647             54,876            32,797           10,461
                                             ---------          --------           --------          --------         --------
   Gross profit                                 37,348            31,755             22,920            24,985            7,572
   Selling, general and administrative            30,965            29,149             29,186            15,897            4,888
   Write-off of assets                                                                3,572
                                             ---------          --------           --------          --------         --------
   Operating income (loss)                       6,383             2,606             (9,838)            9,088            2,684
   Interest expense                             (2,555)           (1,934)            (1,126)              (64)             (95)
   Other income and expense                        (97)              369                666               717              389
                                             ---------          --------           --------          --------         --------
   Income (loss) before income taxes             3,731             1,041            (10,298)            9,741            2,978
   Income tax (provision) benefit
      pro forma income tax (b)                  (1,357)             (429)             3,650            (3,340)          (1,012)
                                             ---------          --------           --------          --------         --------
   Net income (loss) pro forma
      income (b)                             $   2,374          $    612           $ (6,648)         $  6,401         $   1,966
                                             =========          ========           ========          ========         =========
Weighted average common shares
outstanding:
   Basic                                         9,952             9,847              9,802             9,724             3,862
                                             =========          ========           ========          ========         =========
   Diluted                                      10,057             9,956              9,802             9,724             3,862
                                             =========          ========           ========          ========         =========
Earnings (loss) pro forma earnings
(b) per common share:
   Basic                                     $    0.24          $   0.06           $  (0.68)         $   0.66         $    0.51
                                             =========          ========           ========          ========         =========
   Diluted                                   $    0.24          $   0.06           $  (0.68)         $   0.66         $    0.51
                                             =========          ========           ========          ========         =========
BALANCE SHEET DATA:
   Total assets                              $  97,588          $ 90,453           $ 86,324          $ 70,479         $  59,539
   Total debt                                   30,226            22,719             23,091             1,257             1,078
   Stockholders' equity                         52,570            50,144             49,352            56,013            48,702


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

(b) Prior to November 29, 1993 the Company was a Subchapter S Corporation and, accordingly, was not subject to federal income taxes. The pro forma net income and pro forma earnings per common share have been computed as if the Company had been subject to federal income taxes at the rate of 34% for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

BACKGROUND INFORMATION

    For background information on the formation and history of the Company, the public sale of its Common Stock and the acquisitions of its principal business units, see "Notes to Consolidated Financial Statements" at Note 1 - Organization.

     In 1995, the Company acquired the exclusive worldwide rights to manufacture, market and distribute a patented computerized system, known as "SafeJack(TM)", that tracks player action and provides security against cheating
and dealer error at blackjack tables.   SafeJack(TM) was approved by Gaming
Laboratories International for use in the State of Missouri in December 1996.
In January 1997, after extensive field testing, the NGCB approved the system for use by casinos in Nevada. Improvements and additional features were perfected later in 1997, and while these unquestionably enhance the SafeJack(TM) system, they both delayed the start of production and marketing and necessitated further review and approval by the NGCB. Inasmuch as earlier models of SafeJack(TM) were fully approved by the NGCB, we believe that our improved models also will receive timely NGCB approval. Although we cannot make any guarantees, we also are confident that when these approvals are received, our faith in the ultimate success of the SafeJack(TM) system will prove to be justified.

     The Company acquired its CasinoLink(TM) product in 1994 and has concluded a program that produced many improvements. CasinoLink(TM) has now completed testing and is being offered to the Company's customers. CasinoLink(TM) integrates player tracking, slot accounting and cashier cage transactions on a state-of-the-art centralized computer. Information created and maintained by CasinoLink(TM) is available and useful to numerous departments.

    The Company also has acquired a line of proprietary games that produce recurring revenues. These include Caribbean Stud(TM), a table game marketed in certain domestic and foreign jurisdictions, and Mini-Bertha(TM) and Colossus(TM), specialty oversize slot machines that can be sold or leased to casinos on a participation basis. The Company's Flip-It(TM) game, a coin-pusher machine, is leased to casinos on a participation basis. Regulatory approval for the right to lease machines to casinos in Mississippi was obtained, with lease revenues commencing in the first quarter of 1996. CaddTrak(TM), a management reporting system that visually shows the relative performance of gaming devices on the casino floor, was introduced in 1995 along with MikohnVision(TM), a high impact electronic display that shows text, graphics, animation and video to highlight events and attractions. The Company periodically introduces new products, and continues to improve its core products and to seek the regulatory approvals required prior to introducing its products into existing and new gaming jurisdictions.

    In the third quarter of 1995, the Company commenced a restructuring and consolidation program to eliminate redundancies in facilities and product lines that resulted from the business combination described in Note 1 - Organization in the "Notes to Consolidated Financial Statements" and subsequent business acquisitions. Redundant facilities in Reno, Nevada and Gulfport, Mississippi were consolidated into single locations and various product lines acquired in the course of the Company's expansion that competed with one another were phased out. The Company recorded $3.6 million in direct asset write-offs in 1995 in connection with this restructuring and consolidation program, and incurred other costs and expenses of approximately $1.7 million that were charged to operations in fiscal 1995.

    Although no assurance can be given, management believes that the Company is well-positioned to benefit from growth in the casino industry because of its worldwide reputation for high quality products and customer service, its worldwide distribution system (which management believes is one of the strongest in the gaming industry), its large installed base, its relationships with gaming machine manufacturers and casino operators and its experience in dealing with gaming regulatory agencies. Management believes further that the expansion of its product lines has the potential to produce additional sales growth; that opportunities for growth will extend into 1998 and beyond; and that new gaming facilities in Missouri, Indiana, Louisiana and Iowa and on Native American lands throughout the country, the construction of announced large hotel/casino complexes in Las Vegas, Nevada and Atlantic City, New Jersey and the expansion of gaming on an international basis will contribute to this growth.

    The approach of the year 2000 has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). Management has made a comprehensive assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is Year 2000 compliant. The Company manufactures and sells a number of products that include software components. As part of its overall assessment of the Year 2000 Issue, the Company has identified those products or product versions that will require modification or other remedial activity and is developing a plan of action to facilitate this effort. The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. All of these vendors have been formally contacted to determine whether their systems are Year 2000 compliant; and, if not, timelines have been established as to when the Company will receive the required upgrades to assure that these systems will be Year 2000 compliant. Maintenance or modification of any existing software will be expensed as incurred, while the purchase of new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company believes that its computer software systems will be Year 2000 compliant, no assurance can be made that all systems provided by software vendors will have all modifications necessary to make them Year 2000 compliant.

    As the Company has realigned the reporting of its business units, certain items of prior year revenue and expense have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated. Amounts reported in prior years have been adjusted to be consistent with the Company's current reporting of intercompany activity. All amounts reported in this section are rounded to the nearest tenth of a million dollars unless otherwise stated. All percentages reported are based on those rounded numbers.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

SALES




    BUSINESS SEGMENT                            1997                1996               AMOUNT                 %        COMMENT
    ----------------                           -----               -----               ------                 --       -------
Revenues:
    Signs                                      $ 49.2              $ 50.0              $ (0.8)               -1.6%
    Games                                        10.3                 6.4                 3.9                60.9%        1
    Electronics and systems                      23.5                23.9                (0.4)               -1.7%
    International operations                     15.5                11.1                 4.4                39.6%        2
                                               ------              ------              ------
                                               $ 98.5              $ 91.4              $  7.1                 7.8%
                                               ======              ======              ======
Percentage to total revenues:
    Signs                                        49.9%               54.7%
    Games                                        10.5%                7.0%
    Electronics and systems                      23.9%               26.1%
    International operations                     15.7%               12.1%
                                               ------              ------
                                                100.0%              100.0%
                                               ======              ======


1. Sales were favorably impacted by an increase in the games division of $3.9 million primarily due to sales of Mini-Bertha(TM) slot machines.

2. The international operations sales increase of $4.4 million was primarily due to large casino openings.


GROSS PROFIT


       BUSINESS SEGMENT                      1997               1996               AMOUNT                 %          COMMENT
       ----------------                      ----               ----               ------                --          -------
Gross profit
    Signs                                  $ 16.2              $ 17.8              $ (1.6)               -9.0%
    Games                                     7.9                 5.0                 2.9                58.0%
    Electronics and systems                   8.8                 6.6                 2.2                33.3%
    International operations                  4.4                 2.4                 2.0                83.3%
                                           ------              ------              ------
    Total                                  $ 37.3              $ 31.8              $  5.5                17.3%
                                           ======              ======              ======
Gross profit margin
    Signs                                    32.9%               35.6%                                                  1
    Games                                    76.7%               78.1%
    Electronics and systems                  37.4%               27.6%                                                  2
    International operations                 28.4%               21.6%                                                  3
                                           ------              ------
    Total                                    37.9%               34.8%
                                           ======              ======

1. The sign division's gross profit margin decreases were primarily due to sales of exterior sign products with low gross margins.

2. Electronics and systems division margins in 1997 were positively affected by the better gross profit margins in its CasinoLink(TM) product line.

3. The increase in gross profit for the international operations was primarily due to efficiencies related to higher volumes and improvements in the manufacturing operations of the Australian subsidiary.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     In 1997, the Company was successful at holding its selling, general and administrative expenses to the 1996 level notwithstanding a 7.8% increase in sales and a modest increase of $0.8 million in research and development expenses. Selling, general and administrative expenses totaled $31.0 million for 1997 a $1.9 million increase over 1996. As a percentage of sales, selling, general and administrative expenses fell to 31.5% in 1997 from 32.0% in 1996.

     Amortization of intangible assets amounted to $1.5 million in 1997 compared to $2.0 million in 1996. Depreciation increased to $2.8 million in 1997 from $2.4 million in 1996.

     Research and development expenses were $3.9 million for 1997 compared to $3.1 million in 1996. Management believes that the development of new and innovative products, as well as enhancement of the Company's existing product lines for the domestic and international markets, are vital to the future growth of the Company. CasinoLink(TM), CaddTrack(TM), SafeJack(TM), MikohnVision(TM) and MoneyTime(TM) are five of the new products recently introduced, each of which is expected by management to be successful.

     Certain software development projects having achieved technological feasibility during 1997, the Company capitalized $0.7 million of eligible software development costs.

     Selling and marketing expense for 1997 was $12.8 million compared to $13.4 million in 1996. Advertising expenses were reduced to $0.8 million in 1997 compared to $1.0 million in 1996. Sales commissions increased to $2.4 million in 1997 from $2.0 million in 1996. General and administrative expenses increased to $9.9 million in 1997 from $8.3 million in 1996.

OTHER INCOME AND EXPENSE

     Interest expense increased to $2.6 million in 1997 from $1.9 million in 1996. Borrowings under the First Source Financial LLP credit facility were $30.0 million in 1997 while at the end of 1996 they were $17.9 million with Bank of America Nevada.

TAX PROVISION

     The Company's effective tax rate in 1997 was 36.4% resulting in a tax provision of $1.4 million compared to a 1996 effective tax rate of 41.2% and a tax provision of $0.4 million. See "Notes to Consolidated financial Statements" at Note 11 - Income Taxes.

EARNINGS PER SHARE

     Both basic and diluted earnings per share for 1997 were $0.24 on basic and diluted weighted average common shares outstanding of 9,951,528 and 10,056,771, respectively. For 1996 both basic and diluted earnings per share were $0.06 on basic and diluted weighted average common shares outstanding of 9,847,195 and 9,955,931, respectively.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

SALES


      BUSINESS SEGMENT               1996                1995              AMOUNT                 %          COMMENT
      ----------------               ----                ----              ------                 --         -------
Revenues:
    Signs                          $ 50.0              $ 37.5              $ 12.5                33.3%           1
    Games                             6.4                 5.0                 1.4                28.0%
    Electronics and systems          23.9                27.8                (3.9)              -14.0%
    International operations         11.1                 7.5                 3.6                48.0%           2
                                   ------              ------              ------
                                   $ 91.4              $ 77.8              $ 13.6                17.5%
                                   ======              ======              ======
Percentage to total revenues:
    Signs                            54.7%               48.2%
    Games                             7.0%                6.4%
    Electronics and systems          26.1%               35.7%
    International operations         12.1%                9.6%
                                    -----               -----
                                    100.0%              100.0%
                                    =====               =====


1. Sales in 1996 were favorably impacted by several large casino openings which produced a record sales volume in interior signs and was also attributable to sales of the MikohnVision(TM) product line.

2. Sales by the international operations also increased because of the expansion of international gaming.

Gross Profit




       BUSINESS SEGMENT                     1996             1995             AMOUNT               %            COMMENT
       ----------------                     ----             ----             ------              ---           --------
Gross profit
    Signs                                 $ 17.8           $ 12.7             $  5.1             40.2%
    Games                                    5.0              3.3                1.7             51.5%
    Electronics and systems                  6.6              7.0               (0.4)            -5.7%
    International operations                 2.4             (0.1)               2.5               n/a
                                          ------           ------             ------
    Total                                 $ 31.8           $ 22.9             $  8.9             38.9%
                                          ======           ======             ======
Gross margin %
    Signs                                   35.6%            33.9%                                                 1
    Games                                   78.1%            66.0%                                                 2
    Electronics and systems                 27.6%            25.2%                                                 3
    International operations                21.6%            -1.3%
                                          ------           ------
    Total                                   34.8%            29.4%
                                          ======           =======


1. The sign division gross profit margin increases were due to higher volume efficiencies and improvements in product cost estimating.

2. The games division gross profit margin increase was primarily due to the increase of table game lease income.

3. The electronics and systems division margins in 1995 were negatively affected by inventory reserves that were charged to cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company was successful at holding its selling, general and administrative expenses level despite a 17.5% increase in sales. Selling, general and administrative expenses totaled $29.1 million in 1996, $37,000 less than in 1995. As a percentage of sales, selling, general and administrative expenses were 32.0% in 1996 and 37.5% in 1995.

     Amortization of intangible assets amounted to $2.0 million in 1996 compared to $1.8 million in 1995. Depreciation increased to $2.4 million in 1996 from $2.0 million in 1995.

     Research and development expenses, were $3.1 million for the year ended December 31, 1996, compared to $3.7 million in 1995.

     Selling and marketing expenses for the year ended December 31, 1996 were $13.4 million compared to $13.6 million in 1995. Advertising expenses were reduced to $1.0 million in 1996 compared to $1.5 million in 1995. Sales commissions increased to $2.0 million in 1996, from $1.1 million in 1995. General and administrative expenses increased to $8.3 million in 1996 from $8.1 million in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     In 1997, the Company had net income of $2.4 million. Net cash used in operating activities for the period was $2.1 million as compared to $0.9 million during 1996. Reflected in this change are a $3.0 million decrease in account receivables, a $2.3 million increase in inventories, a $3.1 million decrease in customer deposits and a $5.9 million increase in prepaid expenses and other assets. In 1997, net cash used in investing activities was $2.9 million and consisted of property and equipment purchases of $1.0 million and equipment leased to customers in the amount of $1.9 million. Net cash provided by financing activities was $8.1 million for the period and consisted mainly of the issuance of $30.0 million in term loans as well as the repayment of $22.3 million of long term debt described in "Notes to Consolidated Financial Statements" at Note 8 - Long-Term Debt.

     On October 24, 1997, the Company completed the closing of a new $40.0 million debt financing package. This package was funded by a consortium of lenders including Hartford Life Insurance Company, The Travelers Insurance Company, Allstate Insurance Company, Fidelity Guarantee Life Insurance Company, United States Fidelity & Guarantee Company, and First Source Financial LLP and consisted of a $15.0 million term loan bearing a fixed interest rate of 10% per annum; a $15.0 million term loan bearing interest at either prime plus two percentage points or LIBOR plus three percentage points per annum and a $10.0 million revolving line of credit bearing interest at either prime plus one and one-half percentage points or LIBOR plus two and one-half percentage points per annum. Both the variable term loan and the revolving line of credit interest rate selection are at the discretion of the Company and can be changed on a quarterly basis. Immediately following the closing of the credit agreement, First Source Financial LLP assigned a portion of its commitment under this credit agreement to Eaton Vance / Senior Debt Portfolio. The proceeds of this placement were used to terminate and completely repay the line of credit with Bank of America Nevada, eliminate other debt items on the balance sheet and provide additional working capital. First Source Financial LLP is acting as the lender's agent for this transaction. The term loans are due to begin maturing in April 2002 with equal 16.7% principal repayments due every six months until final maturity on October 24, 2004. As of the date of this filing, the Company has not borrowed funds available under the revolving line of credit and has $10.0 million available under this line. For a full description of the new credit facility, see Note 8 to the Notes to Consolidated Financial Statements.

     Cash balances as of December 31, 1997 were $4.9 million, up from $1.8 million at the same time in 1996. The Company expects that cash provided from operating earnings as well as the available line of credit will be sufficient to meet its operating requirements during 1998.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1997, 1996 and 1995.


Independent Auditors' Report..........................................................        30
Consolidated Balance Sheets as of December 31, 1997 and 1996..........................        31
Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996
 and 1995.............................................................................        32
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
December 31, 1997, 1996 and 1995......................................................        33
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and
 1995.................................................................................        34
Notes to Consolidated Financial Statements............................................        36
Quarterly Results of Operations (Unaudited)...........................................        52

All other schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                                 INDEPENDENT AUDITORS' REPORT

Mikohn Gaming Corporation:

     We have audited the accompanying consolidated balance sheets of Mikohn Gaming Corporation (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion such financial statements present fairly in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 24, 1998

                          MIKOHN GAMING CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1997 AND 1996

                                                                                   1997                        1996
                                                                                   ----                        ----

                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents                                                   $  4,896,157               $  1,798,207
   Accounts receivable, net                                                      22,584,366                 25,693,606
   Installment sales receivable, current portion                                  1,936,372                    816,861
   Inventories                                                                   25,343,731                 23,011,969
   Prepaid expenses                                                               3,319,231                  2,621,985
   Deferred tax asset                                                               643,949                    639,466
                                                                               ------------               ------------
      Total current assets                                                       58,723,806                 54,582,094

Installment sales receivable, net of current portion                                124,318                    562,288
Property and equipment, net                                                      15,956,520                 15,847,881
Intangible assets                                                                16,689,023                 15,328,738
Other assets                                                                      6,094,107                  3,759,380
Deferred tax asset                                                                                             372,204
                                                                               ------------               ------------
Total assets                                                                   $ 97,587,774               $ 90,452,585
                                                                               ============               ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
   Current portion of long-term debt and notes payable                         $    170,868               $ 18,683,138
   Trade accounts payable                                                         6,872,647                  7,355,022
   Customer deposits                                                              3,504,045                  6,565,657
   Accrued and other current liabilities                                          4,082,856                  3,668,919
                                                                               ------------               ------------
      Total current liabilities                                                  14,630,416                 36,272,736
                                                                               ------------               ------------
Long-term debt, net of current portion                                           30,054,637                  4,035,602
                                                                               ------------               ------------
Deferred tax liability - noncurrent                                                 332,279
                                                                               ------------               ------------
Commitments  (See Note 10)

Stockholders' equity:
  Preferred stock, $.10 par value, 5,000,000 shares authorized, none issued and outstanding
  Common stock, $.10 par value, 20,000,000 shares authorized,
    10,284,214 and 9,898,824 shares issued and outstanding                        1,028,421                    989,882
   Additional paid-in capital                                                    49,283,214                 48,436,536
   Foreign currency translation                                                    (826,444)                  (170,576)
   Retained earnings                                                              3,313,094                    939,368
                                                                               ------------               ------------
    Subtotal                                                                     52,798,285                 50,195,210
   Less treasury stock, 19,113 shares and 4,863 shares, at cost                    (227,843)                   (50,963)
                                                                               ------------               ------------
    Total stockholders' equity                                                   52,570,442                 50,144,247
                                                                               ------------               ------------
Total liabilities and stockholders' equity                                     $ 97,587,774               $ 90,452,585
                                                                               ============               ============

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997                      1996                       1995
                                                           ------------               ------------               ------------
Sales                                                      $ 98,547,846               $ 91,402,046               $ 77,796,533
Cost of sales                                                61,200,041                 59,647,367                 54,876,214
                                                           ------------               ------------               ------------
 Gross profit                                                37,347,805                 31,754,679                 22,920,319

Selling, general and administrative expenses                 30,965,194                 29,148,378                 29,186,975
Write-off of assets and other                                                                                       3,571,727
                                                           ------------               ------------               ------------
 Operating income (loss)                                      6,382,611                  2,606,301                 (9,838,383)

Other income (expense):
 Interest expense                                            (2,554,737)                (1,934,171)                (1,126,067)
 Other income and expense                                       (97,148)                   369,082                    666,052
                                                           ------------               ------------               ------------
  Income (loss) before income tax (provision)
   benefit                                                    3,730,726                  1,041,212                (10,298,398)

Income tax (provision) benefit                               (1,357,000)                  (429,000)                 3,650,000
                                                           ------------               ------------               ------------
Net income (loss)                                          $  2,373,726               $    612,212               $ (6,648,398)
                                                           ============               ============               ============
Earnings per share information:
 Weighted average common shares -
  Basic                                                       9,951,528                  9,847,195                  9,801,726
                                                           ============               ============               ============
  Diluted                                                    10,056,771                  9,955,931                  9,801,726
                                                           ============               ============               ============
 Earnings (loss) per common share -
  Basic                                                    $       0.24               $       0.06               $      (0.68)
                                                           ============               ============               ============
  Diluted                                                  $       0.24               $       0.06               $      (0.68)
                                                           ============               ============               ============

  See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                      FOREIGN
                                    COMMON STOCK           ADDITIONAL                                 CURRENCY
                                ----------------------      PAID-IN      RETAINED       TREASURY     TRANSLATION
                                  SHARES      AMOUNT        CAPITAL      EARNINGS         STOCK       ADJUSTMENT         TOTAL
                                  ------      ------        -------      --------       ---------     ----------         -----

Balance, January 1, 1995         9,782,611   $ 980,617    $48,157,891   $ 6,975,554     $(274,882)      $173,631      $56,012,811
Issuance of treasury stock          20,000                                                231,991                         231,991
Issuance of common stock            17,000       1,700         81,175                                                      82,875
Stock options exercised              4,000         400         20,100                                                      20,500
Common stock purchased and
   held in treasury                   (780)                                                (3,998)                         (3,998)
Treasury stock reacquired          (20,000)                                              (201,062)                       (201,062)
Net loss                                                                 (6,648,398)                                   (6,648,398)
Translation adjustments                                                                                 (142,895)        (142,895)
                                ----------  ----------    -----------   -----------     ---------      ---------      -----------

Balance, December 31, 1995       9,802,831     982,717     48,259,166       327,156      (247,951)        30,736       49,351,824
Purchase of treasury stock            (530)                                                (4,074)                         (4,074)
Issuance of common stock            18,700       1,870        120,655                                                     122,525
Stock options exercised             72,960       7,295        255,777                                                     263,072
Treasury stock canceled                         (2,000)      (199,062)                    201,062                               0
Net income                                                                  612,212                                       612,212
Translation adjustments                                                                                 (201,312)        (201,312)
                                ----------  ----------    -----------   -----------     ---------      ---------      -----------

Balance, December 31, 1996       9,893,961     989,882     48,436,536       939,368       (50,963)      (170,576)      50,144,247
Issuance of treasury stock           5,750                                                 25,875                          25,875
Issuance of common stock           344,166      34,417        473,777                                                     508,194
Stock options exercised             11,942       1,194         53,638                      (2,755)                         52,077
IRC Section 422 disqualifying
   disposition on stock options
   exercised                                                  133,483                                                     133,483
Employee stock purchase plan        29,282       2,928        185,780                                                     188,708
Treasury stock reacquired          (20,000)                                              (200,000)                       (200,000)
Net income                                                                2,373,726                                     2,373,726
Translation adjustments                                                                                 (655,868)        (655,868)
                                ----------  ----------    -----------   -----------     ---------      ---------      -----------

Balance, December 31, 1997      10,265,101  $1,028,421    $49,283,214   $ 3,313,094     $(227,843)     $(826,444)     $52,570,442
                                ==========  ==========    ===========   ===========     =========      =========      ===========

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                      1997                    1996                  1995
                                                                      ----                    ----                  -----
Cash flows from operating activities:
  Net income (loss)                                                $ 2,373,726            $   612,212            $(6,648,398)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
      Depreciation                                                   2,784,445              2,431,340              2,000,202
      Amortization                                                   1,530,080              1,984,502              1,756,268
      Write-off of noncurrent assets                                                                               2,478,427
      Provision for bad debts                                          108,399                 41,412                454,296
      Change in exchange rate variance                                (655,868)              (201,312)               136,664
  Changes in assets and liabilities:
      Accounts receivable                                            3,000,841             (3,095,074)            (7,724,790)
      Installment sales receivable                                    (681,541)               194,239              1,717,506
      Inventories                                                   (2,331,762)            (5,787,507)            (2,872,732)
      Prepaid expenses and other assets                             (5,922,338)            (2,916,720)            (3,158,876)
      Trade accounts payable                                          (482,375)               372,613                648,817
      Accrued and other current liabilities                            547,420                470,962                683,825
      Customer deposits                                             (3,061,612)             3,690,483             (1,018,553)
      Deferred taxes                                                   700,000              1,279,000               (773,000)
                                                                   -----------            -----------            -----------
Net cash used in operating activities                               (2,090,585)              (923,850)           (12,320,344)
                                                                   -----------            -----------            -----------
Cash flows from investing activities:
   Purchase of business operations                                                                                (3,500,000)
   Purchase of property and equipment                               (1,000,393)            (1,346,989)            (4,655,430)
   Cost of equipment leased to customers                            (1,919,491)            (1,393,021)            (2,928,395)
   Proceeds from sales of property and equipment                        26,800
                                                                   -----------            -----------            -----------
Net cash used in investing activities                               (2,893,084)            (2,740,010)           (11,083,825)
                                                                   -----------            -----------            -----------
Cash flows from financing activities:
   Proceeds from long-term debt and notes payable                   31,099,960                414,760             18,191,373
   Principal payments on notes payable and
    long-term debt                                                 (23,593,195)              (787,352)              (846,510)
   Proceeds from sale of common stock                                  777,609                385,597
   Purchases of treasury stock                                        (202,755)                (4,074)
                                                                   -----------            -----------            -----------
Net cash provided by financing activities                            8,081,619                  8,931             17,344,863
                                                                   -----------            -----------            -----------
Increase (decrease) in cash and cash equivalents                     3,097,950             (3,654,929)            (6,059,306)
Cash and cash equivalents, beginning of year                         1,798,207              5,453,136             11,512,442
                                                                   -----------            -----------            -----------
Cash and cash equivalents, end of year                             $ 4,896,157            $ 1,798,207            $ 5,453,136
                                                                   ===========            ===========            ===========

Continued

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                         1997                    1996                    1995
                                                         ----                    ----                    ----
Supplemental disclosure of cash flows
information:

 Cash paid (received) during the year for:
  Interest                                            $ 2,452,400             $ 1,612,152              $  761,751
                                                      ===========             ===========              ==========
  State and federal taxes                             $   921,733             $(2,807,925)             $  471,424
                                                      ===========             ===========              ==========
Supplemental schedule of non-cash investing
 and financing activities:
  Issuance of stock in exchange for assets            $   391,663                                      $  231,991
                                                      ===========             ===========              ==========
IRC Section 422 disqualifying disposition on
 stock options exercised                              $   133,483
                                                      ===========             ===========              ==========

Debt incurred in purchase of business assets                                  $   140,000              $4,489,562
                                                      ===========             ===========              ==========

  See notes to consolidated financial statements

PAGE>

                           MIKOHN GAMING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    Mikohn Gaming Corporation (the "Company" or "Mikohn"), a publicly traded Nevada corporation, was formed in May 1986 to develop, manufacture and distribute technologically advanced progressive jackpot systems for use with gaming machines. On September 17, 1993, the Company changed its name from Mikohn, Inc. to Mikohn Gaming Corporation, and on November 25, 1993, the Company consummated an initial public offering of 3,450,000 shares of its Common Stock at $15.00 per share (the "Offering"), representing approximately 35.4% of the Company's Common Stock after giving effect to the November 28, 1993 acquisitions described below. Net proceeds to the Company after underwriting discounts and commissions and other offering costs were $46,666,068. Stockholders of Mikohn prior to the initial public offering owned a total of 3,125,000 shares of the Company's Common Stock.

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

    Concurrently with the closing of the Merger, the Company purchased the principal operating assets of Casino Signs, Inc. and its affiliate, Casino Products (collectively "Casino Signs") for approximately $13.4 million and Current Technology Systems, Inc. for approximately $4.2 million. This consideration paid in each case included ten-year worldwide covenants not to compete from the companies and their principals.

    On April 8, 1994, the Company acquired Casino Signs Pty Limited and its affiliate, Club Casino Products Pty Limited, companies based in Sydney, Australia, through the issuance of 41,666 shares of the Company's Common Stock. The acquisition was accounted for by the purchase method.

    On September 1, 1994, the Company merged with Trans Sierra Communications, Inc. ("Trans Sierra"), a producer of high performance surveillance, security and communications systems, through the issuance of 250,947 shares of the Company's treasury stock which had been purchased by the Company at a cost of approximately $3,198,000. The acquisition of Trans Sierra has been accounted for by the purchase method. On December 31, 1995, 20,000 shares of the Company's Common Stock issued in connection with the merger with Trans Sierra were returned to the Company as a result of Trans Sierra's operations not achieving certain sales levels for the year then ended. Such shares were recorded as treasury stock at a cost of $201,062 and have since then been canceled.

    On November 15, 1994, Casino Excitement, Inc. ("CEI"), a wholly owned subsidiary of the Company, completed the first step of a plan to acquire the business operations of a group of companies from John Renton Young (the "JRY Companies") by acquiring the net assets of the JRY Companies in consideration for the conditional obligation to issue up to 216,666 shares of the Company's Common Stock (see below) and the assumption of certain liabilities, including a $500,000 loan made to the JRY Companies by the Company prior to November 15, 1994. The liabilities assumed by CEI in this transaction, net of a deposit in the amount of approximately $781,000 towards the purchase of certain real property owned by an affiliate of the JRY Companies, exceeded the book value of the assets acquired by approximately $129,000. In addition, the Company agreed to pay John Renton Young $500,000 for his ten-year covenant not to compete.

    The Company's obligation to proceed with the second step of the acquisition plan was contingent upon its receiving certain non-liability assurances. Having received these assurances on November 7, 1997, the Company is proceeding to close the transaction, but the closing has been unavoidably delayed because of the death of John Renton Young. Of the 216,666 shares of its Common Stock representing the original maximum obligation, the Company became obligated to and has issued to the John Renton Young Trust only 66,666 shares (of which it retains custody under the terms of the agreement), and is proceeding to (i) acquire all of the outstanding stock of the parent company of the JRY Companies for a payment of an additional $1.0 million less the amount of any unrealized assets (e.g., uncollected accounts receivable) acquired in the first step of the acquisition plan, and (ii) purchase the real property owned by an affiliate of the JRY Companies for cash equal to 90% of the amount, if any, by which the fair market value of the property exceeds the amount of the deposit paid in the first step of the acquisition plan.

    On January 3, 1995, the Company paid $2.0 million for the purchase of certain inventory and intangible assets from Michael Wichinsky doing business as Games of Nevada. With exceptions that are immaterial, the assets included all rights to all games developed by Games of Nevada, including certain patent and trademark rights to a number of coin operated specialty games.

    On February 1, 1995, the Company consummated the purchase of a slot machine route, including specialty "Flip-It"(TM) games and other inventory from Mr. Wichinsky. In return for these assets, the Company paid Mr. Wichinsky $1.5 million in cash and a promissory note, secured by gaming equipment and slot route rights, in the principal amount of $4.5 million, payable commencing February 1, 1996 in eight annual installments of $781,250 including interest at 8% per annum. In the first quarter of fiscal 1996, the Company obtained the final approvals to lease the "Flip-It"(TM) games in Mississippi. On October 24, 1997, as part of the closing of a new Credit Facility, the Company completely repaid all amounts owing to Mr. Wichinsky due under this note.

    On July 1, 1997, the Company consummated the purchase of 49.7% of the stock of Mikohn South America, SA with the issuance of 5,750 shares of the Company's Common Stock held in its treasury and a participation in profits of Mikohn South America, SA equal to 25% in 1997, 15% in 1998 and 10% in 1999. This participation in profits commences after the prior years' losses have been recovered. A future discount of 20% is allowed for purchases of the Company's inventory. This purchase is in addition to the 50% of the stock previously owned by the Company. With this acquisition the Company effectively owns 99.7% of Mikohn South America, SA.

    On July 25, 1997, the Company entered into an exclusive licensing agreement with P&M Coin in which it acquired the intellectual rights to P&M's multi-game touch screen machines. Under the terms of this agreement, the Company has an exclusive license to develop gaming devices including, without limitation, a video slot machine known as "Player's Choice(TM)" which is among the games the

Company refers to as Mikohn Classics(TM).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    Concentration of Credit Risk.  The Company sells its products and services
    ----------------------------
to distributors and gaming properties primarily in the United States, Canada, Europe, Australia and South America. The Company established a financing program under which interest bearing installment sales contracts collateralized by the equipment sold were entered into with credit worthy customers, with payment terms typically ranging over periods of 12 to 24 months. The Company performs credit evaluations of its customers, and typically requires advance deposits of approximately 50%. The Company maintains reserves for potential credit losses and the amounts of such losses have not exceeded management's projections.

    Cash and Cash Equivalents.  Investments which mature within 90 days from the
    -------------------------
date of purchase are treated as cash equivalents and are included in cash and cash equivalents.

    Inventories.  Inventories are stated at the lower of cost (determined using
    -----------
the first-in, first-out method) or market.

    Prepaid Expenses.  At the end of 1997, prepaid expenses included $1,547,874
    ----------------
of prepaid royalties related to the SafeGames(TM) product line.

    Long-Lived Assets.  Property and equipment are stated at cost and are
    -----------------
depreciated by the straight-line method over the useful lives of the assets, which range from 5 to 39 years. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Management requires long-lived assets and certain identifiable intangibles that are held and used by the Company to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    Patents and Trademarks.  The Company capitalizes the cost of developing and
    ----------------------
defending patents and trademarks. These costs are amortized over the useful life of the patent or trademark.

    Deposits and Product Sales Recognition.  Deposit liabilities represent
    --------------------------------------
amounts collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed. Sales are recorded when the inventory has been delivered to or installed for the customer.

    Intangible Assets.  Intangible assets consist of patent and trademark
    -----------------
rights, goodwill, intellectual property rights and covenants not to compete. They are recorded at cost and are amortized on a straight-line basis over periods of 5 to 25 years. Management periodically reviews the recoverability of its goodwill, and has determined that no provision for impairment is necessary at December 31, 1997.

    Fair Values of Financial Instruments.  In accordance with reporting and
    ------------------------------------
disclosure requirements of the Statement of Financial Accounting Standards ("SFAS") No. 107 - Disclosures about Fair Values of Financial Instruments, the Company calculates the fair value of financial instruments and includes this information in the Company's Notes to Consolidated Financial Statements when the fair value is different than the book value of those financial instruments.
When fair value is equal to book value, no disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved.

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

    Research and Development.  Costs associated with the development of products
    ------------------------
are expensed when incurred. Such expenses totaled approximately $3,863,000, $3,093,000, and $3,734,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

    Income Taxes.  The Company accounts for income taxes under SFAS No. 109,
    ------------
Accounting for Income Taxes, pursuant to which the Company records deferred income taxes for temporary differences that are reported in different years for financial reporting and for income tax purposes. Such deferred tax liabilities and assets are classified into current and non-current amounts based on the classification of the related assets and liabilities.

    Foreign Currency Translation.  The Company classifies foreign currency
    ----------------------------
gains/(losses) on its long term investments in its foreign subsidiaries as adjustments to the equity section of the balance sheet.

    Software Development Capitalization.  The Company capitalizes those costs
    -----------------------------------
related to the development of certain software products that meet the criteria called for under SFAS No. 86 - Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

    Reclassifications.  Certain amounts in the prior years' consolidated
    ------------------
financial statements have been reclassified to make them consistent with the presentation used in 1997.


3.  ACCOUNTS RECEIVABLE

    Accounts receivable at December 31, 1997 and 1996 consist of the following:


                                               1997              1996
                                               ----              ----
    Trade accounts                          $21,694,468       $26,121,871
    Other                                     1,134,973           424,316
                                            -----------       -----------
      Subtotal                               22,829,441        26,546,187
    Less allowance for doubtful accounts       (245,075)         (852,581)
                                            -----------       -----------

      Net                                   $22,584,366       $25,693,606
                                            ===========       ===========

    Changes in the allowance for doubtful accounts for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

                                                     1997           1996           1995
                                                     ----           ----           ----
    Allowance for doubtful accounts - beginning    $(852,581)     $(995,475)     $(577,976)
    Provision for bad debts                         (108,399)       (41,412)      (454,296)
    Write-offs                                       715,905        184,306         36,797
                                                   ---------      ---------      ---------
    Allowance for doubtful accounts - ending       $(245,075)     $(852,581)     $(995,475)
                                                   =========      =========      =========

4.  INSTALLMENT SALES RECEIVABLE

    The Company finances certain sales (see Note 2, Concentration of Credit
Risk). The amounts financed during 1997 and 1996 totaled approximately $2,152,484 and $233,258, respectively. At December 31, 1997 and 1996, the balance of installment sales receivable was $2,060,690 and $1,379,149, of which $1,936,372 and $816,861, respectively, were due within 12 months.

5.  INVENTORIES

    Inventories at December 31, 1997 and 1996 consist of the following:

                                       1997                       1996
                                       ----                       ----
    Raw materials                   $13,736,024                $12,135,004
    Finished goods                    6,461,867                  5,124,484
    Work-in-progress                  5,145,840                  5,752,481
                                    -----------                -----------
      Total                         $25,343,731                $23,011,969
                                    ===========                ===========

    Changes in the reserve for obsolete inventory for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:


                                                      1997          1996          1995
                                                      ----          ----          ----
    Reserve for obsolete inventory - beginning     $(423,387)    $(423,387)    $       -
    Provision for obsolete inventory                (237,676)                   (423,387)
    Write-offs                                        37,676
                                                   ---------     ---------     ---------
    Reserve for obsolete inventory - ending        $(623,387)    $(423,387)    $(423,387)
                                                   =========     =========     =========

6.  PROPERTY AND EQUIPMENT


    Property and equipment at December 31, 1997 and 1996 consist of the following:

                                          1997          1996
                                          ----          ----
    Land                              $ 1,131,060   $ 1,131,062
    Buildings and improvements          4,461,076     4,056,307
    Machinery and equipment             5,557,641     5,173,084
    Equipment leased to others          6,474,399     5,257,355
    Furniture and fixtures              5,241,860     4,658,147
    Transportation equipment            1,513,021     1,522,003
    Construction-in-progress                             12,575
                                      -----------   -----------
      Subtotal                         24,379,057    21,810,533
    Less accumulated depreciation      (8,422,537)   (5,962,652)
                                      -----------   -----------
      Total                           $15,956,520   $15,847,881
                                      ===========   ===========


7.  INTANGIBLE ASSETS


    Intangible assets at December 31, 1997 and 1996 consist of the following:

                                          1997          1996
                                          ----          ----
    Patent and trademark rights        $ 1,328,720   $ 1,085,575
    Covenants not to compete            10,916,274    10,631,274
    Proprietary property rights            228,750       228,750
    Goodwill                            10,794,680     9,141,455
    Software Costs                         708,995
                                       -----------   -----------
      Subtotal                          23,977,419    21,087,054
    Less accumulated amortization       (7,288,396)   (5,758,316)
                                       -----------   -----------
      Total                            $16,689,023   $15,328,738
                                       ===========   ===========

    Trademark and patent rights in the amount of $617,000 were acquired from a former stockholder in 1987 and 1988. In 1989, 1995 and 1996 additional trademark and patent rights in the amount of $226,575, $50,000 and $192,000 respectively, were acquired from employees. In 1997, $243,145 was spent on patent and trademark rights development.

    In April 1994, certain proprietary intellectual property rights were acquired from employees in exchange for Common Stock valued at the fair market value of the stock of $228,750.

    The covenants not to compete include ten-year covenants acquired in November 1993 from the former stockholders of Casino Signs, Inc. and Current Technology Systems, Inc. at costs of $6,468,813 and $3,705,312, respectively. In 1994, the cost of the covenants not to compete from the former stockholders of Casino Signs, Inc. were increased by approximately $294,000 in settlement of a dispute pertaining to the valuation of certain assets included in the November 1993 acquisition. In addition, the increase in covenants not to compete in 1994 includes those acquired from the former stockholders of Trans Sierra for $100,000, the ten-year covenant not to compete from John

Renton Young for $500,000 and, those acquired from the stockholders of the pre-Merger Subchapter S corporations pursuant to the agreements whereby they received distributions of previously taxed income in the amount of $377,000. A covenant not to compete acquired from a former stockholder in 1988 at a cost of $240,000 was fully amortized when it expired in 1994. In 1995, because of the planned discontinuance of a product line acquired from Current Technology Systems, Inc., $1,235,518 in an unamortized covenant not to compete was included in the write-off of assets. In 1997, covenants not to compete were acquired from John Jones, Peter Mandas and Dale Frey in the amounts of $47,500, $142,500 and $95,000, respectively.

    During 1994, goodwill was recorded in connection with the acquisitions of Casino Signs Pty Limited and Trans Sierra in the amounts of $765,950 and $3,103,751, respectively, based on the market value of the Company's Common Stock issued in each of the acquisitions and the valuation of the net assets acquired. In 1995, goodwill was recorded in the amount of $5,484,562 in the acquisition of the assets of Games of Nevada. On December 31, 1995, 20,000 shares of the Company's Common Stock issued in the acquisition of Trans Sierra were returned to the Company as a result of Trans Sierra's operations not achieving certain sales levels. Goodwill and the related accumulated amortization were reduced by $231,995 and $30,933, respectively. In 1997, goodwill was recorded in connection with the second closing in the acquisition of the JRY Companies and in the acquisition of Mikohn South America, SA in the amounts of $1,391,663 and $375,944, respectively.

8.  LONG-TERM DEBT

    Long-term debt at December 31, 1997 and 1996 consist of the following:


                                                                                      1997               1996
                                                                                      ----               ----
Noninterest bearing note payable to the former owners of Casino
Signs due in monthly installments of $13,260, with any unpaid balance due on April 1, 1998.  Should Mikohn fail to pay a monthly installment within 30 days of written notice from the holder of the note, the former operators of Casino Signs are released from
their covenants not to compete (See Note 7)                                   $      29,890       $     169,231

Other notes payable, collateralized by transportation equipment                     104,981             215,909

Senior secured credit facility with Bank of America Nevada - repaid
during 1997                                                                                          17,892,858

Note payable to Bank of Mississippi - repaid during 1997                                                272,980

Note payable to Michael Wichinsky - repaid during 1997                                                4,067,477

Note payable to Michael Wichinsky - repaid during 1997
                                                                                                        100,285
Term Loans payable to First Source Financial LLP, acting as agent and participant in the Credit Facility dated October 24, 1997
(described below)                                                               30,000,000

Noninterest bearing note payable to Alan Azizollahoff dated May
30, 1997 in the original amount of $116,295, payable in full by
March 30, 1998; secured by a pledge of 25% of the shares of Mikohn
South America, SA (See Note 1, above)                                               90,634
                                                                              ------------        -------------
   Total                                                                        30,225,505           22,718,740
Less current portion                                                              (170,868)         (18,683,138)
                                                                              ------------        -------------
   Long-term portion                                                          $ 30,054,637        $   4,035,602
                                                                              ============        =============

    On October 24, 1997, the Company closed a $40.0 million debt financing facility ("Credit Agreement") funded by a consortium of lenders including Hartford Life Insurance Company, The Travelers Insurance Company, Allstate Insurance Company, Fidelity Guarantee Life Insurance Company, United States Fidelity & Guarantee Company, and First Source Financial LLP. The Credit Agreement included a $15.0 million term loan bearing an interest rate of 10% per annum; a $15.0 million term loan bearing interest at either prime plus two percentage points or LIBOR plus three percentage points per annum and a $10.0 million revolving line of credit bearing interest at either prime plus one and one-half percentage points or LIBOR plus two and one-half percentage points per annum. Immediately following the closing of the Credit Agreement, First Source Financial LLP assigned a portion of its commitment under this credit agreement to Eaton Vance / Senior Debt Portfolio. Security for the term loans include all of the Company's personal property assets including contract rights, furniture, fixtures, equipment, real estate and intangible assets. In addition, the Company has pledged 60% of the stock in its foreign subsidiaries as security for the term loans. Security for loans under the revolving credit facility will be secured by accounts receivable and inventories. As part of this Credit Agreement the Company has agreed: to maintain certain financial ratios; to comply with certain financial covenants; not to allow the incurrence of additional debt or payment of cash dividends, unless expressly permitted by the Credit Agreement and to adhere to a number of other financial restrictions. The term loans begin maturing in April 2002 with equal 16.7% principal repayments due every six months until paid in full on October 24, 2004. The revolving credit facility expires on October 31, 2002, with the right to extend the term by one year on two separate occasions. In effect, this allows the extension of the revolving credit facility until October 31, 2004. The Company had borrowed no funds under the revolving line of credit at December 31, 1997, and has $10.0 million available under this line. The Company has been in compliance with the covenants and terms of the Credit Agreement and management believes the Company will remain in compliance.

    The proceeds of the Credit Agreement were used to repay in full the credit facility with Bank of America Nevada, the notes payable to Michael Wichinsky and the note payable to Bank of Mississippi as well as to augment working capital and serve general corporate purposes.

    Following is the long-term debt maturity schedule:


    1998                            $    170,868
    1999                                  47,111
    2000                                   7,526
    2001
    2002                              10,000,000
    Thereafter                        20,000,000
                                    ------------
         Total                      $ 30,225,505
                                    ============

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

10. COMMITMENTS

    At December 31, 1997, the Company was leasing all of its facilities with the exception of its Rapid City, South Dakota, Las Vegas, Nevada and Gulfport, Mississippi interior sign assembly facilities. These leases expire on various dates through 2001. Following is a schedule of future minimum rental payments required under these leases:


    1998                               $1,792,894
    1999                                1,774,479
    2000                                1,372,442
    2001                                  725,736
    2002                                  646,980
    Thereafter                            782,344
                                       ----------

    Total                              $7,094,875
                                       ==========

    Rent expense was $2,218,301, $2,173,883 and $2,120,755 for the years ended December 31, 1997, 1996 and 1995, respectively.

    In conjunction with the acquisition of the business assets of the JRY Companies, which acquisition is in the process of being concluded, the Company made certain commitments which are set forth in detail at Note 1, above.

    In consideration for its assistance in the acquisition of Trans Sierra, the Company has issued to a third party warrants exercisable through October 1, 1999 to purchase up to 50,000 shares of Common Stock at an exercise price (subject to certain provisions protecting against dilution) of $15.00 per share. The Company has reserved authorized but unissued shares for this purpose.

    The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees, and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations other than as noted below.

    Casino Excitement, Inc. ("CEI") was a defendant in an action entitled Las Vegas Hilton Corporation vs. Fireman's Fund Insurance Company, et al, filed in 1996 in the District Court of the State of Nevada, Clark County. The action arose out of the partial destruction of the world's largest freestanding sign at the Las Vegas Hilton Hotel in 1994 during a violent windstorm. The sign was built by John Renton Young, Ltd. ("JRY"). This action was but one of seven actions related to the collapse of the Hilton sign. In November of 1994, CEI acquired certain of the assets of JRY and assumed some of its liabilities. CEI explicitly assumed no any liabilities arising out of the destruction of the Hilton sign, which liabilities were represented to be adequately covered by insurance. CEI was named in the above action under an alleged "doctrine of successor liability" but was dismissed from the lawsuit in November 1997. In December 1997, the above action was settled and the case dismissed with prejudice. The settlement was fully covered by insurance and did not materially affect the Company or its operations.

  The Company is a defendant in an action entitled Progressive Games, Inc. ("PGI") vs. Mikohn Gaming Corporation, Case No. 97-7597, filed December 24, 1997 in the United States District Court for the Southern District of Florida, Miami Division. On June 20, 1997, the Colorado Limited Gaming Control Commission ordered the Company to "terminate all current and future business relationships, contractual relationships, contacts and associations, of whatsoever nature, with Progressive Games, Inc.". In accordance with the Colorado order, the Company gave PGI formal notice of termination on December 17, 1997. The above suit followed. PGI, seeking declaratory relief and damages, alleges breach of license agreement, patent infringement, trademark infringement, copyright infringement, and breach of contract. All claims arise out of the Company's termination of a license agreement to distribute Caribbean Stud(TM) and Progressive 21(TM) in various jurisdictions. The Company denies liability and is vigorously defending itself against all claims asserted. The Company is a Plaintiff in a related action entitled Mikohn Gaming Corporation vs. Progressive Games, Inc., Case No. A382695, filed December 24, 1997 in the District Court for Clark County, Nevada. This action for declaratory judgment and an injunction enforcing arbitration provisions in the license agreement with PGI is pending, but is not active.

    The Company is a Plaintiff in an action entitled Mikohn Gaming Corporation vs. Acres Gaming, Inc. ("Acres"), Case No. CVS 97-01383 HDM (LRL), filed October 2, 1997 in the United States District Court, Las Vegas, Nevada. This is an action for declaratory judgment that the Company's MoneyTime(TM) System does not infringe upon a patent owned by Acres ("Acres Patent") and that the Acres Patent is invalid. The Company's Complaint against Acres alleges tortious interference with business relationships, tortious interference with prospective business relationships, and trade libel. Acres has moved to amend its answer to assert a counterclaim for patent infringement. On December 18, 1997, the court issued a Preliminary injunction against Acres, and Acres has appealed. The Company is vigorously enforcing its rights against Acres to protect the Company's intellectual property.


11. INCOME TAXES

    The provision (benefit) for income taxes for the years ended December 31, 1997, 1996 and 1995 consist of:

                                     1997           1996               1995
                                     ----           ----               ----
   Current                       $  657,000       $132,000        $(2,668,000)
   Deferred                         700,000        297,000           (982,000)
                                 ----------       --------        -----------

     Total provision (benefit)   $1,357,000       $429,000        $(3,650,000)
                                 ==========       ========        ===========

   The provision (benefit) for income taxes for the years ended December 31, 1997, 1996 and 1995 differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                                  1997        %        1996       %            1995          %
                                                  ----        -        ----       -            ----          -
Amount at statutory rate                       $1,306,000    35.0%   $364,000    35.0%     $(3,604,000)     35.0%
Adjustments:
   Interest on U.S. government obligations                                                     (16,000)      0.1%
   Non-deductible expenses                         44,000     1.2%     61,000     5.8%          65,000      -0.6%
   State income tax and other                       6,000     0.2%    (19,000)   -1.8%         (95,000)      0.9%
   Other items                                      1,000     0.0%     23,000     2.2%
                                               ----------            --------              -----------
   Total provision (benefit)                   $1,357,000    36.4%   $429,000    41.2%     $(3,650,000)     35.4%
                                               ==========            ========              ===========

    The components of the deferred tax asset at December 31, 1997 and 1996 consist of the following:


                                                                   1997       1996
                                                                   ----       ----
  Deferred tax assets:
  --------------------
  Current:
    Reserves for accounts and installment sales receivable     $        -  $  186,704
    Inventory book / tax differences                              602,491     474,601
    Prepaid expenses and other                                     54,982
                                                               ----------  ----------
      Subtotal                                                    657,473     661,305
                                                               ----------  ----------
  Non-current:
    Alternative minimum tax credit                                 22,535     234,944
    Intangible assets                                             528,289     504,855
    Foreign losses                                                 73,016     366,587
    Covenant not to compete                                       479,099     515,952
    Other                                                          17,629      13,720
                                                               ----------  ----------
      Subtotal                                                  1,120,568   1,636,058
                                                               ----------  ----------
      Total deferred tax assets                                 1,778,041   2,297,363
                                                               ----------  ----------

  Deferred tax liabilities:
  -------------------------
  Current:
    Prepaid expenses and other                                     13,524      21,839

  Non-current:
    Fixed assets and other                                      1,452,847   1,263,854
                                                               ----------  ----------

      Total deferred tax liabilities                            1,466,371   1,285,693
                                                               ----------  ----------

      Net deferred tax assets                                  $  311,670  $1,011,670
                                                               ==========  ==========

12. INTERNATIONAL SALES BY GEOGRAPHIC AREA


    Products and services are marketed internationally through the Company, its foreign subsidiaries and its foreign distributors. The table below presents a summary of the Company's international sales including foreign subsidiaries for the years ended December 31, 1997, 1996 and 1995:

                          AUSTRALIA        CANADA          EUROPE          OTHER
                          ---------        ------          ------          -----
    1997                 $8,065,423      $4,551,220      $4,321,078      $3,539,359
                         ==========      ==========      ==========      ==========

    1996                 $4,157,356      $4,865,418      $5,786,921      $1,927,514
                         ==========      ==========      ==========      ==========

    1995                 $2,777,240      $  845,975      $6,810,008      $2,726,814
                         ==========      ==========      ==========      ==========

13. EARNINGS PER SHARE

    The Financial Accounting Standards Board recently issued SFAS No. 128 - "Earning Per Share" ("SFAS 128") which became effective for periods ending after December 15, 1997 and replaces historically reported earnings per share with "basic", or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period, while diluted earnings per share reflect the additional dilution for all potentially dilutive securities, such as stock options. Application of SFAS 128 for periods ending prior to December 15, 1997 was not permitted, but its effect has been included in notes to the Company's financial statements filed with the Securities and Exchange Commission for all periods during 1997. The following table reflects the Company's basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995:

                                                            1997                          1996                     1995
                                                            ----                          ----                     ----
    Net income (loss)                                    $ 2,373,726                   $  612,212              $ (6,648,398)
                                                         ===========                   ==========              ============
    Weighted average number of shares
    outstanding:
      Basic                                                9,951,528                    9,847,195                 9,801,726
      Assumed conversion of stock options                    105,213                      108,736
                                                         -----------                   ----------              ------------
      Diluted                                             10,056,741                    9,955,931                 9,801,726
                                                         ===========                   ==========              ============
    Earnings per share:
      Basic                                              $      0.24                   $     0.06              $      (0.68)
                                                         ===========                   ==========              ============
      Diluted                                            $      0.24                   $     0.06              $      (0.68)
                                                         ===========                   ==========              ============

14. STOCK-BASED COMPENSATION PLANS

    In 1993, the Company adopted and in 1996 and 1997 amended (i) a Stock Option Plan under which non-qualified and incentive stock options (as defined by the Internal Revenue Code) to purchase up to 2,400,000 shares of the Company's Common Stock may be issued to officers, directors (other than non-employee directors), employees, consultants, advisers, independent contractors and agents and (ii) a Director Plan under which stock options to purchase up to 150,000 shares of the Company's Common Stock may be issued only to non-employee directors. Generally, options have been granted at the fair market value on the date of grant and typically become exercisable at the rate of 20% of the options granted on each of the first through the fifth anniversaries of the date of the grant. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

    Had compensation cost for these plans been determined consistent with SFAS No. 123 ("Statement 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                   1997                  1996                      1995
                                                   ----                  ----                      ----
Net income:
   As reported                                 $ 2,373,726             $ 612,212               $ (6,648,398)
   Pro forma                                      1,352,244                61,308                 (6,787,322)

Earnings per share:
   As reported -
      Basic                                           0.24                  0.06                      (0.68)
      Diluted                                         0.24                  0.06                      (0.68)

Pro forma -
      Basic                                           0.14                  0.01                      (0.69)
      Diluted                                         0.13                  0.01                      (0.69)

    Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that which may be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1995 through 1997 grants: risk-free interest at the date of grant which ranged from 5.20% to 7.78%; expected dividend yield of 0.0 percent; expected lives from 1 to 6 years; and expected volatility of 50 percent.

    A summary of the status of the Company's stock option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:



                                    1997                                   1996                                   1995
                                 ----------                             ----------                             ----------
                                              WTD. AVG.                            WTD. AVG.                              WTD. AVG.
                                SHARES       EXERCISE PR         SHARES           EXERCISE PR           SHARES           EXERCISE PR
                               --------      -----------        --------          -----------          --------          -----------
DIRECTOR PLAN:
--------------
Options, beginning of year       43,000         $ 9.7965          20,000            $ 14.7375            18,000            $ 15.9167
Granted                          26,000           4.3750          23,000               5.5000             2,000               4.1250
Exercised                        (3,000)          5.5000
                              ---------                        ---------                              ---------
Options, end of year             66,000           7.8561          43,000               9.7965            20,000              14.7375
                              =========                        =========                              =========
Exercisable at end of year       26,999          13.2364          17,667              15.8538            11,000              16.5227
                              =========                        =========                              =========
Weighted average (Wtd. Avg.)
fair value of options granted
during the year                                 $ 4.3750                            $  5.5000                              $  4.1250
                                                ========                            =========                              =========

STOCK OPTION PLAN:
------------------
Options, beginning of year    1,141,190         $ 7.0061         700,000            $  8.8738           392,750            $ 13.0254
Granted                       1,211,000           4.3035         710,250               4.3600           507,400               5.8660
Exercised                        (9,380)          4.0474         (72,960)              3.6058            (4,000)              1.0000
Canceled                       (170,830)          5.6960        (196,100)              5.3544          (137,100)              9.7446
Repriced - Canceled                                                                                    (274,850)              8.0597
           Issued                                                                                       215,800               4.2500
                              ---------                        ---------                              ---------

Options, end of year          2,171,980           5.6150       1,141,190               7.0061           700,000               8.8738
                              =========                        =========                              =========

Exercisable at end of year      499,220           5.1140         357,870               5.3984            42,700               7.9558
                              =========                        =========                              =========
Weighted average (Wtd. Avg.)
fair value of options granted
during the year                                 $ 4.3035                            $  4.3438                              $  5.8660
                                                ========                            =========                              =========

15. BENEFIT PLANS

    Certain employees of CEI are covered by union-sponsored, collectively bargained, multi-employer, defined benefit plans. The Company's contributions to these plans, as determined in accordance with the provisions of the negotiated labor contracts based on the hours worked, for 1997 and 1996 was $316,116 and $278,476, respectively.

    The Company adopted a savings plan (the "401(k) Plan") qualified under
Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees who are not covered by a collective bargaining unit. The Company's matching contribution for 1997 and 1996 was $137,069 and $129,081, respectively.


16. CONCENTRATIONS OF CREDIT RISK

    The financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts and installment sales receivable. Product sales are primarily to casinos and gaming equipment manufacturers.

    At December 31, 1997, accounts and installment sales receivable on a operations basis are as follows:

                                                                       INSTALLMENT
                                                ACCOUNTS                  SALES
                                                RECEIVABLE              RECEIVABLE             TOTAL
                                              ---------------        ---------------       ---------------
Trade receivables:
   Signs                                      $   11,122,370        $      149,079        $   11,271,449
   Games                                           2,304,176             1,698,297             4,002,473
   Electronics and systems                         4,649,758               213,314             4,863,072
   International operations                        3,373,089                                   3,373,089
                                              --------------        --------------        --------------
      Subtotal                                    21,449,393             2,060,690            23,510,083

Other receivables:
   Other                                           1,134,973                                   1,134,973
                                              --------------        --------------        --------------
      Subtotal                                     1,134,973                     -             1,134,973
                                              --------------        --------------        --------------
                                              $   22,584,366        $    2,060,690        $   24,645,056
      Total                                   ==============        ==============        ==============


17.  RECENTLY ISSUED ACCOUNTING STANDARDS

     On September 30, 1997, the FASB issued SFAS No. 130 - Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management intends to comply with the disclosure requirements of this statement, which are effective for the year ending December 31, 1998.

    Also on September 30, 1997, the FASB issued SFAS No. 131 Disclosure About Segments of an Enterprise and Related Information. This statement establishes new standards for segment reporting in the financial statements and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management intends to comply with the disclosure requirements of this statement, which may include expanded disclosure of the Company's business segments, which are effective for the year ending December 31, 1998.


MIKOHN GAMING CORPORATION
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                        1ST               2ND              3RD              4TH           ANNUAL
                                        ---               ---              ---              ---           ------
Sales:
  1997                               $24,155,955      $25,806,911      $23,610,558      $24,974,422      $98,547,846
                                     ===========      ===========      ===========      ===========      ===========
  1996                               $20,972,263      $23,047,937      $21,651,274      $25,730,572      $91,402,046
                                     ===========      ===========      ===========      ===========      ===========
Gross profit:
  1997                               $ 8,830,884      $ 9,691,380      $ 8,990,412      $ 9,835,129      $37,347,805
                                     ===========      ===========      ===========      ===========      ===========
  1996                               $ 6,641,116      $ 7,905,254      $ 7,440,002      $ 9,768,307      $31,754,679
                                     ===========      ===========      ===========      ===========      ===========
Net income (loss):
  1997                               $   471,787      $   851,800      $   391,624      $   658,515      $ 2,373,726
                                     ===========      ===========      ===========      ===========      ===========
  1996                               $  (316,107)     $    93,975      $    16,138      $   818,206      $   612,212
                                     ===========      ===========      ===========      ===========      ===========
Weighted average shares outstanding:
  Basic -
    1997                               9,903,310        9,884,483        9,893,989       10,126,810        9,951,528
    1996                               9,802,726        8,414,849        9,838,357        9,893,735        9,847,195

  Diluted -
    1997                               9,987,756        9,915,799       10,038,979       10,331,979       10,056,771
    1996                               9,802,726        9,815,201        9,983,400       10,053,218        9,955,931

Net income (loss) per share:
  Basic -
    1997                             $      0.05      $      0.09      $      0.04      $      0.07      $      0.24
                                     ===========      ===========      ===========      ===========      ===========
    1996                             $     (0.03)     $      0.01      $      0.00      $      0.08      $      0.06
                                     ===========      ===========      ===========      ===========      ===========

  Diluted -
    1997                             $      0.05      $      0.09      $      0.04      $      0.06      $      0.24
                                     ===========      ===========      ===========      ===========      ===========
    1996                             $     (0.03)     $      0.01      $      0.00      $      0.08      $      0.06
                                     ===========      ===========      ===========      ===========      ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


Not applicable




                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    The information required by Items 10 through 13 is set forth under the captions "Election of Directors", "Management", "Executive Compensation", "Principal Stockholders" and "Certain Transactions" in Mikohn Gaming Corporation's definitive proxy statement for the 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference as if set forth in full.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)   1. and 2. Financial Statements and Schedules

          The financial statements and schedules filed as part of this report are listed in the Index to Consolidated Financial Statements under
          Item 8.

    (3)   Exhibits required by Securities and Exchange Commission Regulation S-
          K:

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

    *10.20 Employment Agreement, dated as of May 1, 1994, between the Company and Charles H. McCrea, Jr., incorporated by reference to
               Exhibit 10.1 to the Company's Report on Form 8-K/A dated September 1, 1994.

    10.21 Option Agreement dated June, 1994, between Daniel H. And Jytte M. Hartwell as trustees of the Hartwell Family 1988 Trust, and the Company, including exhibits thereto, incorporated by reference to
               Exhibit 10.2 to the Company's Report on Form 8-K/A dated September 1, 1994.

    *10.22 Employment Agreement dated September 1, 1994, between the Company and Dan Hartwell.

    *10.23 Letter of Agreement between Bank of America Nevada and the Company dated March 17, 1995, regarding commitment of a $20.0 million senior secured credit facility.

    10.24 Option Agreement dated July 26, 1994, between Michael Wichinsky dba Games of Nevada and the Company.

    10.25 Sales Agreement dated January 6, 1995, between Michael Wichinsky dba Games of Nevada and the Company

    10.26 Consulting Agreement dated February 1, 1995, between the Company and Michael Wichinsky.

    10.27 $20.0 million senior secured credit facility between the Company and Bank of America Nevada dated April 21, 1995.

    *10.28 Employment Agreement dated July 1995, between the Company and Richard H. Irvine.

    10.29.1 Amendment to Business Loan Agreement dated June 23, 1995, between the Company and Bank of America Nevada.

    10.30 Letter dated June 23, 1995, from Bank of America Nevada waiving a loan covenant.

    10.31 Letter dated November 9, 1995, from Bank of America Nevada deferring any action on loan covenant defaults until November 30, 1995.

    10.32 $20.0 million Business Loan Agreement between the Company and Bank of America Nevada dated January 10, 1996, (replaces Exhibit 10.27).

    *10.33 Employment Agreement dated October 23, 1995, between the Company and Seamus McGill.

    *10.34 Employment Agreement dated May 19, 1996, between the Company and Carolan Pepin.

    *10.35 Employment Agreement dated June 2, 1996, between the Company and Don Stevens.

    *10.36 Employment Agreement dated January 27, 1997, between the Company and Louie Peyton incorporated by reference to Exhibit 10.26 of the Company's Form 10-Q dated March 31, 1997.

    *10.37 Employment Agreement dated April 25, 1997, between the Company and Behnam Bavarian incorporated by reference to Exhibit 10.27 of the Company's Form 10-Q dated June 30, 1997.

    10.38 Credit Agreement dated October 24, 1997, between the Company and First Source Financial LLP ("Credit Agreement") documenting the Company's new $40.0 million secured credit facility including exhibits incorporated by reference to Exhibit 10.35 of the Company's Form 10-Q dated September 30, 1997.

    10.39 Assignment from First Source Financial LLP to Eaton Vance under the Credit Agreement incorporated by reference to Exhibit 10.36 of the Company `s Form 10-Q dated September 30, 1997.

    10.40 $10.0 million Revolving Note under the Credit Agreement incorporated by reference to Exhibit 10.37 of the Company's Form 10-Q dated September 30,

               1997.

    10.41 Term Loan Note A under the Credit Agreement incorporated by reference to Exhibit 10.38 of the Company's Form 10-Q dated September 30, 1997.

    10.42 Term Loan Note B under the Credit Agreement incorporated by reference to Exhibit 10.39 of the Company's Form 10-Q dated September 30, 1997.

    10.43 Guaranty Executed by Borrower and Each Guarantor under the Credit Agreement incorporated by reference to Exhibit 10.40 of the Company's Form 10-Q dated September 30, 1997.

    10.44 Security Agreement Executed by Borrower and Each Guarantor under the Credit Agreement incorporated by reference to Exhibit 10.41 of the Company's Form 10-Q dated September 30, 1997.

    10.45 Trademark Security Agreement under the Credit Agreement incorporated by reference to Exhibit 10.42 of the Company's Form 10-Q dated September 30, 1997.

    10.46 Patent Security Agreement under the Credit Agreement incorporated by reference to Exhibit 10.43 of the Company's Form 10-Q dated September 30, 1997.

    10.47 Stock Pledge Agreement Executed by Mikohn under the Credit Agreement incorporated by reference to Exhibit 10.44 of the Company's Form 10-Q dated September 30, 1997.

    10.48 Bank Agency Agreements under the Credit Agreement incorporated by reference to Exhibit 10.45 of the Company's Form 10-Q dated September 30, 1997.

    10.49 Post Closing Agreement under the Credit Agreement incorporated by reference to Exhibit 10.46 of the Company's Form 10-Q dated September 30, 1997.

    10.50 Deed of Trust under the Credit Agreement incorporated by reference to Exhibit 10.47 of the Company's Form 10-Q dated September 30, 1997.

    10.51 Deed of Trust under the Credit Agreement incorporated by reference to Exhibit 10.48 of the Company's Form 10-Q dated September 30, 1997.

    10.52 Composition Mortgage under the Credit Agreement incorporated by reference to Exhibit 10.49 of the Company's Form 10-Q dated September 30, 1997.

    21.1       Subsidiaries

    23.4       Consent of Deloitte & Touche LLP

    27         Financial Data Schedules

    *          Management contracts and compensation plans

    (b)        Reports on Form 8-K filed during the last quarter of 1997.

               None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MIKOHN GAMING CORPORATION

March 27, 1998                     By:  /s/  Don W. Stevens
                                        --------------------------------

                                        Don W. Stevens, Executive Vice
                                        President, Treasurer, Principal
                                        Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                       Title                       Date
       ---------                       -----                       ----

 /s/   David J. Thompson               Chairman of the         March 27, 1998
---------------------------------      Board
David J. Thompson


 /s/   Richard H. Irvine               President,              March 27, 1998
-------------------------------------  Director
Richard H. Irvine


 /s/   Dennis A. Garcia                EVP Proprietary Games   March 27, 1998
-----------------------------------    Director
Dennis A. Garcia


 /s/  Bruce E. Peterson                Director                March 27, 1998
----------------------------------
Bruce E. Peterson


 /s/  Terrance W. Oliver               Director                March 27, 1998
---------------------------------
Terrance W. Oliver


 /s/  John K Campbell                  Director                March 27, 1998
---------------------------------
John K. Campbell


 /s/   Douglas M. Todoroff             Director                March 27, 1998
--------------------------------
Douglas M. Todoroff