Form 10-Q
period 1998-03-31
MIKOHN GAMING CORP
filed 1998-05-15
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:        MARCH 31, 1998
                                ------------------------------------------------


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________

Commission File Number:     0-22752
                        --------------------------------------------------------

                           MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


    NEVADA                                                  88-0218876
------------------------------------                 ---------------------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)


      1045 PALMS AIRPORT DRIVE, P.O. BOX 98686, LAS VEGAS, NV 89193-8686
--------------------------------------------------------------------------------
             (Address of principal executive office and zip code)


                                (702) 896-3890
    -----------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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

     YES  X     NO
         ---       ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:


         10,520,094                                       MAY 8, 1998
---------------------------------    as of    ----------------------------------
   (Amount Outstanding)                       (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS


                                                                                                 Page
                                                                                               --------
Part I       FINANCIAL INFORMATION
             Item 1.    Condensed Consolidated Financial Statements
                        Condensed Consolidated Balance Sheets at March 31, 1998 and
                        December 31, 1997                                                             2

                        Condensed Consolidated Statements of Operations for the three
                        months ended March 31, 1998 and 1997                                          3

                        Condensed Consolidated Statements of Cash Flows for the three
                        months ended March 31, 1998 and 1997                                          4

                        Note to Condensed Consolidated Financial Statements                           5

             Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                         6

Part II      OTHER INFORMATION
             Item 6.     Exhibits and Reports on Form 8-K                                            10

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                               MARCH 31,        DECEMBER 31,
                                                                                 1998               1997
                                                                            ---------------   ----------------
                                 ASSETS
                                 ------
Current assets:
  Cash and cash equivalents                                                     $3,269,283         $4,896,157
  Accounts receivable, net                                                      19,671,487         22,584,366
  Installment sales receivable, current portion                                  1,917,319          1,936,372
  Inventories:
    Raw materials                                                               15,715,044         13,736,024
    Work-in-process                                                              5,522,847          5,145,840
    Finished goods                                                               6,840,456          6,461,867
  Prepaid expenses                                                               4,226,541          3,319,231
  Deferred tax asset - current                                                     643,949            643,949
                                                                               -----------        -----------
        Total current assets                                                    57,806,926         58,723,806

Installment sales receivable, net of current portion                                47,019            124,318
Property and equipment, net                                                     15,928,712         15,956,520
Intangible assets                                                               16,542,957         16,689,023
Other assets                                                                     5,941,613          6,094,107
Deferred tax asset-noncurrent                                                  -----------        -----------
Total assets                                                                   $96,267,227        $97,587,774
                                                                               ===========        ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
  Current portion of long-term debt and notes payable                              $43,232           $170,868
  Trade accounts payable                                                         6,376,400          6,872,647
  Customer deposits                                                              2,909,742          3,504,045
  Accrued and other current liabilities                                          4,024,729          4,082,856
                                                                               -----------        -----------
        Total current liabilities                                               13,354,103         14,630,416
                                                                               -----------        -----------

Long-term debt, net of current portion                                          30,071,305         30,054,637
                                                                               -----------        -----------
Deferred tax liability-noncurrent                                                  332,279            332,279
                                                                               -----------        -----------

Stockholders' equity:
 Preferred stock, $.10 par value, 5,000,000 shares authorized,  none issued
 Common stock, $.10 par value, 20,000,000 shares authorized,
  10,351,000 and 10,284,214 shares issued                                        1,035,100          1,028,421
 Additional paid-in capital                                                     49,726,853         49,283,214
 Foreign currency translation                                                     (777,770)          (826,444)
 Retained earnings                                                               2,753,200          3,313,094
                                                                               -----------        -----------
   Total                                                                        52,737,383         52,798,285
 Less treasury stock, 19,113 and 19,113 shares, at cost                           (227,843)          (227,843)
                                                                               -----------        -----------
   Total stockholders' equity                                                   52,509,540         52,570,442
                                                                               -----------        -----------

Total liabilities and stockholders' equity                                     $96,267,227        $97,587,774
                                                                               ===========        ===========



See the accompanying note to condensed consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997




                                                               1998               1997
                                                               ----               ----

Sales                                                       $21,778,746        $24,155,955
Cost of sales                                                14,031,613         15,349,518
                                                             ----------         ----------

Gross profit                                                  7,747,133          8,806,437
Selling, general and administrative expenses                  7,966,070          7,532,892
                                                             ----------         ----------

Operating income (loss)                                        (218,937)         1,273,545

  Interest expense                                             (824,466)          (518,326)
  Other income and expense                                      181,509              9,568
                                                             ----------         ----------

Income (loss) before income tax (provision) benefit            (861,894)           764,787

Income tax (provision) benefit                                  302,000           (293,323)
                                                             ----------         ----------

Net income (loss)                                             $(559,894)          $471,464
                                                             ==========         ==========

Earnings per share information:
  Weighted average common shares:
          Basic                                              10,305,883          9,903,310
                                                             ==========         ==========

          Diluted                                            10,305,883          9,987,756
                                                             ==========         ==========

Earnings (loss) per common share:                                $(0.05)             $0.05
          Basic                                              ==========         ==========

                                                                 $(0.05)             $0.05
          Diluted                                            ==========         ==========


See the accompanying note to condensed consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                                  1998              1997
                                                             ---------------   ---------------
Cash flows from operating activities:
 Net income (loss)                                              $(559,894)          $471,464
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation                                                     895,600           606,736
  Amortization                                                     421,276           502,806
  Provision for bad debts                                           90,775             8,578
  Change in exchange rate variance                                  48,674           161,847
 Changes in assets and liabilities:
  Accounts receivable                                            2,822,104         1,484,653
  Installment sales receivable                                      96,352           359,951
  Inventories                                                   (2,734,616)        1,961,626
  Prepaid expenses and other assets                             (1,030,026)       (1,635,469)
  Trade accounts payable                                          (496,247)         (537,480)
  Customer deposits                                               (594,303)          282,643
  Accrued and other current liabilities                            (58,127)         (699,157)
                                                               -----------        ----------
Net cash provided by (used in) operating activities             (1,098,432)        2,968,198
                                                               -----------        ----------
Cash flows from investing activities:
  Purchases of property and equipment                             (158,069)         (526,841)
  Cost of equipment leased to customers                           (711,276)         (584,042)
  Proceeds from sales of property and equipment                      1,553
                                                               -----------        ----------
Net cash (used in) investing activities                           (867,792)       (1,110,883)
                                                               -----------        ----------
Cash flows from financing activities:
  Proceeds from long-term debt and notes payable                                     975,000
  Principal payments on notes payable and long-term debt          (110,968)         (563,837)
  Proceeds from sale of common stock                               450,318            49,000
  Purchase of treasury stock                                                        (200,000)
                                                               -----------        ----------
Net cash provided by financing activities                          339,350           260,163
                                                               -----------        ----------
Increase (decrease) in cash and cash equivalents                (1,626,874)        2,117,478

Cash and cash equivalents, beginning of period                   4,896,157         1,798,207
                                                               -----------        ----------
Cash and cash equivalents, end of period                        $3,269,283        $3,915,685
                                                                ==========        ==========

See the accompanying note to condensed consolidated financial statements.

                           MIKOHN GAMING CORPORATION

              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  These condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at March 31, 1998, the results of its operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

  On September 30, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997.
Management intends to comply with the disclosure requirements of this statement, which are effective for the year ending December 31, 1998.

  Also, on September 30, 1997, the FASB issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". This statement establishes new standards for segment reporting in the financial statements and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management intends to comply with the disclosure requirements of this statement, which may include expanded disclosure of the Company's business segments, which are effective for the year ending December 31, 1998.

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

  As the Company has realigned the reporting of its business units, certain items of prior year revenue and expense have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated. Amounts reported in 1997 have been adjusted to be consistent with the Company's current reporting of intercompany activity. All amounts reported in this section are rounded to the nearest tenth of a million dollars unless otherwise stated. All percentages reported are based on those rounded numbers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997
------------------------------------------

SALES


                                                                                  CHANGE
                                                                        ---------------------------
BUSINESS SEGMENT                               1998          1997          AMOUNT           %            COMMENT
----------------                            -----------   -----------   ------------   ------------   -------------
Revenues:
   Signs                                      $11.2         $11.6          $(0.4)          (3.4%)
   Games                                        2.4           2.8           (0.4)         (14.3%)           1
   Electronics and systems                      4.0           5.7           (1.7)         (29.8%)           2
   International operations                     4.2           4.1            0.1            2.4%
                                              -----         -----          -----
                                              $21.8         $24.2          $(2.4)         (9.9%)
                                              =====         =====          =====

Percentage to total revenues:
   Signs                                      51.4%         47.9%
   Games                                      11.0%         11.6%
   Electronics and systems                    18.3%         23.6%
   International operations                   19.3%         16.9%
                                             -----         -----
                                             100.0%        100.0%
                                             =====         =====


1 Decrease in sales in the games division is due to delays in gaining regulatory approvals of certain products.
2 Decrease in sales in the electronics and systems division was mostly due to a decrease in sales of its security and surveillance systems due to a weakness in the casino market and the Company's decision not to accept low profit margins.

  As of March 31, 1998, the Company had a backlog of orders believed to be firm of $19.2 million. As of March 31, 1997 and December 31, 1997, the Company's backlogs were $18.5 million and $17.0 million, respectively. Management expects that the backlog at March 31, 1998 will be filled within 120 days.

GROSS PROFIT


                                                                                  CHANGE
                                                                        ---------------------------
BUSINESS SEGMENT                               1998          1997          AMOUNT           %            COMMENT
----------------                            -----------   -----------   ------------   ------------   -------------
Gross profit:
   Signs                                       $3.0          $4.2           $(1.2)         (28.6%)          1
   Games                                        1.6           1.8            (0.2)         (11.1%)          2
   Electronics and systems                      1.9           1.5              .4           26.7%           3
   International operations                     1.3           1.3
                                               ----          ----           -----
                                               $7.8          $8.8           $(1.0)         (11.4%)
                                               ====          ====           =====

Gross profit margin:
   Signs                                       27.2%         36.4%
   Games                                       65.5%         63.8%
   Electronics and systems                     46.4%         27.1%
   International operations                    30.6%         30.8%
      Total gross profit margin                35.7%         36.5%

1 Decrease in gross profit margins in the sign division was due to increases in the reserve for obsolete inventory and job cost late charges.
2 Decrease in sales in the games division due to delays in regulatory approvals reduced the gross profit margin.
3 Gross profit margins increased in the electronics and systems division primarily due to increased profit margins on the sales of the Company's player tracking and data collection systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses for the quarter ended March 31, 1998 were $8.0 million or 36.6% of sales, compared to $7.5 million or 31.2% of sales for the comparable quarter last year. Research and development expenses, which are charged to operations when incurred, were $1.1 million for the quarter ended March 31, 1998 compared to $0.9 million for the comparable quarter in 1997. Selling expenses of $3.1 million in the quarter ended March 31, 1998, decreased 6.0% compared to $3.3 million in the comparable quarter of 1997. Administrative expenses for the first quarter of 1998 were $2.5 million, an increase of 13.6% from $2.2 million in the first quarter of 1997. Depreciation and amortization for the quarter ended March 31, 1998 totaled $1.3 million, an increase of $1.1 million over to the 1997 quarter.

  The Company capitalized $0.2 million of eligible software development costs after certain software development projects achieved technological feasibility.

OTHER INCOME AND EXPENSE

  Other income increased from approximately $9,500 for the quarter ended March 31, 1997, to approximately $0.2 million for the quarter ended March 31, 1998. The increase in other income is primarily due to an increase in interest income on installment sales contracts in the amount of $46,000 as well as a favorable exchange rate variance in 1998 in the amount of $32,500 over an unfavorable exchange rate variance of $0.1 million in 1997.


LIQUIDITY AND CAPITAL RESOURCES

  In the three months ended March 31, 1998, the Company had a net loss of $0.6 million. Net cash used in operating activities was $1.1 million. This amount reflects an increase in accounts payable of $0.5 million, an increase in customer deposits of $0.6 million, a decrease in inventories of $2.7 million as well as a decrease in prepaid expenses of $1.0 million. These increases were partially offset by a decrease of $2.9 million in receivables. Net cash used in investing activities was $0.9 million and represents increases in purchases of property, plant and equipment of $0.2 million and an increase of $0.7 million for equipment leased to customers. Cash balances at March 31, 1998 were $3.3 million compared to $4.9 million at December 31, 1997.

  On October 24, 1997 the Company completed the closing of a $40.0 million debt financing package. This package was funded by a consortium of lenders including Hartford Life Insurance Company, The Travelers Insurance Company, Allstate Insurance Company, Fidelity Guarantee Life Insurance Company, United States Fidelity & Guarantee Company, and First Source Financial LLP and consisted of a $15.0 million, fixed rate term loan; a $15.0 million, variable rate term loan; and a $10.0 million, variable rate revolving line of credit. The proceeds of this placement were used to terminate & completely repay the line of credit with Bank of America, eliminate other debt items on the balance sheet and provide additional working capital. First Source Financial LLP is acting as the lender's agent for this transaction. The term loans are due to begin maturing in April 2002 with equal 16.7% principal repayments due every six months until complete maturity on October 24, 2004. As of the date of this filing, the Company has drawn $2.0 million under the revolving line of credit and has $8.0 million remaining availability under this line. For a full description of the new credit facility, see Note 8 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1997. The Company expects that this revolving line of credit combined with cash provided by operating earnings will be sufficient to meet its cash requirements for the immediate future. Nevertheless, the Company may seek additional debt financing to fund acquisitions and other business expansion.

                           MIKOHN GAMING CORPORATION
                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
A.         Exhibits:
           10.53       Agreement dated April 9, 1998, between the Company and
                       Progressive Games, Inc. for the Company to acquire the
                       stock of Progressive Games, Inc.
           27          Financial Data Schedules

B.         Reports on Form 8-K:
           None

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                         MIKOHN GAMING CORPORATION, REGISTRANT




                                         BY:    /s/  Donald W. Stevens
                                            -----------------------------------
                                             Donald W. Stevens, Executive Vice
                                              President, Treasurer, Principal
                                                     Financial Officer
Dated:  May 13, 1998