Form 10-Q
period 1998-06-30
MIKOHN GAMING CORP
filed 1998-08-14
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:             JUNE 30, 1998
                               ______________________________________________

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________________________ to ___________________________


Commission File Number:                      0-22752
                       ______________________________________________________

                           MIKOHN GAMING CORPORATION
_____________________________________________________________________________
            (Exact name of registrant as specified in its charter)

                   NEVADA                                                          88-0218876
_____________________________________________________________         ______________________________________
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)


       1045 PALMS AIRPORT DRIVE, P.O. BOX 98686, LAS VEGAS, NV  89193-8686
_______________________________________________________________________________
               (Address or principal executive office and zip code)

                                  (702) 896-3890
_______________________________________________________________________________
               (Registrant's telephone number, including area code)

_______________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X   NO ___
         ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

           10,620,934                 as of               AUGUST 5, 1998
________________________________                 ______________________________
      (Amount Outstanding)                                    (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS

                                                                                        PAGE #
                                                                                        ------
Part I   FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets at June 30, 1998 and
                   December 31, 1997                                                       2

                   Condensed Consolidated Statements of Operations for the Three
                   and Six Months Ended June 30, 1998 and 1997                             3

                   Condensed Consolidated Statements of Cash Flows for the Six
                   Months Ended June 30, 1998 and 1997                                     4

                   Notes to Condensed Consolidated Financial Statements                    5

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                   7

Part II  OTHER INFORMATION

         Item 2.   Changes in Securities and Use of Proceeds                              14

         Item 4.   Submission of Matters to a Vote of Security Holders                    15

         Item 6.   Exhibits and Reports on Form 8-K                                       16


                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)                                                   JUNE 30,      DECEMBER 31,
                                                                          1998            1997
                                                                          ----            ----
                          ASSETS
                          ------
Current assets:
 Cash and cash equivalents                                               $  3,839        $  4,896
 Trade accounts receivable, net                                            23,120          22,585
 Installment sales receivable, current portion                              1,525           1,936
 Inventories:
   Raw materials                                                           14,428          13,736
   Work in process                                                          4,841           5,146
   Finished goods                                                           7,614           6,462
 Prepaid expenses                                                           4,879           3,319
 Deferred tax asset -- current                                                644             644
                                                                         --------        --------
    Total current assets                                                   60,890          58,724

Installment sales receivable, net of current portion                        1,492             124
Property and equipment, net                                                16,105          15,957
Intangible assets                                                          17,192          16,689
Other assets                                                                7,232           6,094
                                                                         --------        --------

Total assets                                                             $102,911        $ 97,588
                                                                         ========        ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
 Current portion of long-term debt and notes payable                     $     75        $    171
 Trade accounts payable                                                     6,828           6,873
 Customer deposits                                                          3,181           3,504
 Accrued and other current liabilities                                      4,106           4,083
                                                                         --------        --------
    Total current liabilities                                              14,190          14,631
                                                                         --------        --------
Long-term debt, net of current portion                                     33,738          30,055
                                                                         --------        --------
Deferred tax liability -- noncurrent                                          332             332
                                                                         --------        --------
Stockholders' equity:
 Preferred stock, $.10 par value, 5,000 shares authorized, none issued
 Common stock, $.10 par value, 20,000 shares authorized, 10,623 and
  10,284 shares issued                                                      1,062           1,028
 Additional paid-in capital                                                51,309          49,283
 Foreign currency translation adjustment                                     (943)           (826)
 Retained earnings                                                          3,451           3,313
                                                                         --------        --------
  Total                                                                    54,879          52,798
 Less treasury stock, 19 and 19 shares, at cost                              (228)           (228)
                                                                         --------        --------
  Total stockholders' equity                                               54,651          52,570
                                                                         --------        --------
Total liabilities and stockholders' equity                               $102,911        $ 97,588
                                                                         ========        ========

See the accompanying notes to condensed consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


(Amounts in thousands except per share
amounts)                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                   JUNE 30,
                                                       ------------------         ----------------
                                                         1997       1998           1997       1998
                                                         ----       ----           ----       ----
Sales                                                  $25,621     $25,807        $47,400    $49,963
Cost of sales                                           14,593      16,091         28,625     31,441
                                                       -------     -------        -------    -------
Gross profit                                            11,028       9,716         18,775     18,522
Selling, general and administrative expenses             8,947       7,569         16,913     15,102
                                                       -------     -------        -------    -------
Operating income                                         2,081       2,147          1,862      3,420
Interest expense                                          (912)       (548)        (1,736)    (1,066)
Other income and (expense)                                 (49)       (239)           132       (230)
                                                       -------     -------        -------    -------
Income before income tax provision                       1,120       1,360            258      2,124
Income tax provision                                      (422)       (508)          (120)      (801)
                                                       -------     -------        -------    -------
Net income                                             $   698     $   852        $   138    $ 1,323
                                                       =======     =======        =======    =======
Earnings per share information:
 Weighted average common shares:
  Basic                                                 10,520       9,884         10,413      9,892
                                                       =======     =======        =======    =======
  Diluted                                               10,638       9,894         10,532      9,940
                                                       =======     =======        =======    =======

Earnings per common share
 Basic                                                 $  0.07     $  0.09        $  0.01    $  0.13
                                                       =======     =======        =======    =======
 Diluted                                               $  0.07     $  0.09        $  0.01    $  0.13
                                                       =======     =======        =======    =======


See the accompanying notes to condensed consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


(Amounts  in thousands)                                           1998           1997
                                                                  ----           ----
Cash flows from operating activities:
 Net income                                                     $   138         $ 1,323
 Adjustments to reconcile net income to net cash
  provided by (used by) operating activities:
  Depreciation                                                    1,838           1,232
  Amortization                                                    1,002           1,004
  Provision for bad debts                                           111              23
 Changes in assets and liabilities:
  Accounts receivable                                              (646)          2,487
  Installment sales receivable                                     (957)            173
  Inventories                                                    (2,248)          3,478
  Prepaid expenses, intangibles and other assets                 (3,320)         (2,630)
  Trade accounts payable                                            (45)         (1,177)
  Accrued and other liabilities                                      23            (284)
  Customer deposits                                                (323)         (2,530)
                                                                -------         -------
Net cash provided by (used in) operating activities              (4,427)          3,099
                                                                -------         -------

Cash flows from investing activities:
 Purchase of property and equipment                              (1,287)         (1,406)
 Proceeds from sale of property and equipment                        10              16
                                                                -------         -------
Net cash used in investing activities                            (1,277)         (1,390)
                                                                -------         -------

Cash flows from financing activities:
 Proceeds from long-term debt and notes payable                   3,719             975
 Principal payments on notes payable and long-term debt            (132)           (652)
 Proceeds from issuance of common stock                           1,060              49
 Purchase of treasury stock                                                        (200)
                                                                -------         -------
Net cash provided by financing activities                         4,647             172
                                                                -------         -------

Increase (decrease) in cash and cash equivalents                 (1,057)          1,881

Cash and cash equivalents, beginning of period                    4,896           1,798
                                                                -------         -------
Cash and cash equivalents, end of period                        $ 3,839         $ 3,679
                                                                =======         =======


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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1998, the results of its operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire year.


NOTE 2 -  RECENTLY ADOPTED ACCOUNTING STANDARDS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments. The Company's total comprehensive income was as follows:

(Amounts in thousands)


                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                   ------------------           ----------------
                                                    1998        1997             1998      1997
                                                   ------      ------           ------   -------
Net income                                         $ 698       $ 852            $ 138    $ 1,323
Other comprehensive loss                            (165)       (217)            (117)       (55)
                                                   -----       -----            -----    -------
  Total comprehensive income                       $ 533       $ 635            $  21    $ 1,268
                                                   =====       =====            ======   =======


     On June 30, 1997, the FASB issued SFAS No. 131 - Disclosure About Segments of an Enterprise and Related Information. This statement establishes additional standards for segment reporting in the financial statements and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management intends to comply with the disclosure requirements of this statement, which may include expanded disclosure of the Company's business segments and are effective for the year ending December 31, 1998.


NOTE 3 - RECENT DEVELOPMENTS

     In April 1998, the Company entered into a purchase agreement for the acquisition of all of the outstanding capital stock of Progressive Games, Inc. ("PGI") for approximately $35.1 million, subject to a net downward adjustment that the Company estimates will be approximately $1.0 million at the closing.
In addition, the Company will repay approximately $3.0 million of PGI debt. In June, the Company entered an agreement to acquire P&S Leasing Corporation, Inc. and P&S Leasing LLC (collectively, "P&S Leasing") for a purchase price of $3.3 million. Both of these acquisitions are scheduled to close at the end of August 1998 but may be extended until the end of September 1998.

     These acquisitions are subject to the Company's obtaining financing on satisfactory terms. Management believes that its efforts to obtain financing will succeed and that these transactions will close before the end of August 1998, or at the latest, before the end of September if we extend the closing date as permitted in the purchase agreement. The Company believes that a group of lenders led by its current lead lender will provide the financing and is proceeding to effect a timely closing of the financing and acquisitions.

     PGI's principal product is Caribbean Stud(R), a table game with a progressive jackpot feature. PGI's games are manufactured and licensed by it for use in casinos throughout the world. P&S Leasing is the exclusive distributor of Caribbean Stud(R) in Mississippi and Louisiana. Both of these businesses fit well with the Company's business. Since 1993, the Company has been a distributor of Caribbean Stud(R) in eight states and the Netherlands.

     In the third quarter, as a result of the acquisitions of PGI and P&S Leasing and the consequent necessity to refinance the Company's debt, the Company expects to take a one-time charge that will substantially impact earnings for the quarter and for the year.


NOTE 4 - RECLASSIFICATIONS

    Certain amounts in the June 30, 1997, condensed consolidated financial statements have been reclassified to be consistent with the presentation used for June 30, 1998.

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

     All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. They are necessarily speculative, and unforeseen factors may cause results to be materially different. Speculative factors of a general nature include unusual production problems, competitive pressures, failure to gain the acceptance of regulatory authorities, other adverse government action, customer resistance and general deterioration in economic conditions. In addition, the failure of the Company to obtain new financing on satisfactory terms, in turn, would cause the planned acquisitions of PGI and P&S Leasing to be delayed or terminated. Forward-looking statements speak only as of the date they are made, and readers are warned that the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

     Readers are urged to carefully review and consider disclosures made by the Company in this and other reports that discuss factors germane to the Company's business. See particularly the Company's reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     As the Company has realigned the reporting of its business units, certain items of prior year revenue and expense have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated. Amounts reported in 1997 have been adjusted to be consistent with the Company's current reporting of intercompany activity. All amounts reported in this section are rounded to the nearest thousand dollars unless otherwise stated. All percentages reported are based on those rounded numbers.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997
---------------------------------------

SALES

                                                                                           CHANGE
                                                                                 --------------------------
BUSINESS SEGMENT                                    1998             1997            AMOUNT            %             COMMENT
----------------                                    ----             ----            ------           ---            -------

Revenues:
   Signs                                          $22,208          $25,499          $(3,291)         -12.9%             1
   Games                                            6,380            6,218              162            2.6%
   Electronics and Systems                         10,879           10,816               63            0.6%
   International                                    7,933            7,430              503            6.8%             2
                                                  -------          -------          -------
                                                  $47,400          $49,963          $(2,563)          -5.1%
                                                  =======          =======          =======
Percentage of total revenues:
   Signs                                             46.9%            51.0%
   Games                                             13.5%            12.4%
   Electronics and Systems                           23.0%            21.6%
   International                                     16.7%            14.9%
                                                  --------         --------
                                                    100.0%           100.0%
                                                  ========         ========


1 The decrease in the Signs Division revenue is due primarily to the lower level of new casino openings and major refurbishments as compared to the same period in the prior year.

2 The international operations revenues were up primarily as a result of the Company acquiring a controlling interest in Mikohn South America, SA on July 1, 1997, which now requires the reporting of the South American operations on the cost method versus the equity method of accounting, in turn requiring the consolidation of its operations.

     As of June 30, 1998, the Company had a backlog of orders believed to be firm of $15,450. As of June 30, 1997 and December 31, 1997, the Company's backlogs were $17,259 and $20,080, respectively. Management expects that the backlog of orders at June 30, 1998, will be filled within 120 days.

GROSS PROFIT

                                                                                             CHANGE
                                                                                    ------------------------
BUSINESS SEGMENT                                    1998              1997           AMOUNT               %         COMMENT
----------------                                    ----              ----           ------              ---        -------
Gross Profit:
   Signs                                          $ 7,076           $ 8,812          $(1,736)          -19.7%           1
   Games                                            3,809             4,174             (365)           -8.7%           2
   Electronics and Systems                          5,255             3,444            1,811            52.6%           3
   International                                    2,635             2,092              543            26.0%           4
                                                  -------           -------          -------
                                                  $18,775           $18,522          $   253             1.4%
                                                  =======           =======          =======
Gross profit margin:
   Signs                                            31.9%             34.6%
   Games                                            59.7%             67.1%
   Electronics and Systems                          48.3%             31.8%
   International                                    33.2%             28.2%
     Total gross profit margin                      39.6%             37.1%


1 Gross profit margins in the Signs Division were down primarily due to the lower sales volume during the latest six month period as compared to the same period in 1997.

2 Gross profit margins in the Games Division were down slightly as a result of increased sales of products as compared to lease or revenue participation based sales, the latter of which produce a higher gross profit margin.

3 The increase in gross profit margins in the Electronics and Systems division is due primarily to the introduction on the Company's MoneyTime(TM) product. The MoneyTime(TM) product produces gross margin levels that are much higher than other product margins within the Electronics and Systems Division. The introduction of the MoneyTime(TM) product did not begin until the fourth quarter of 1997 and, as such, has no comparable impact during the first six months of 1997. In addition, the increase in gross profit margins also reflects the Company's decision to not accept low profit margin sales in the surveillance and security operation.

4 The gross margin increases in the international operations primarily result from the Company acquiring a controlling interest in Mikohn South America, SA on July 1, 1997, which now requires the reporting of the South American operations on the cost method versus the equity method of accounting, in turn requiring the consolidation of its operations.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the six month period ended June 30, 1998, were $16,913 as compared to $15,102 for the six month period ended June 30, 1997. The increased expenses reflect the following items: (i) increased depreciation of $606 which is associated with the placement of the Company's leased or participating revenue based games, (ii) increased research and development expenses related to the expansion of the Company's product lines, from $1,752 for the six month period ended June 30, 1997, to $2,718 for the six month period ended June 30, 1998, and (iii) total selling and marketing expenses increased from

$6,482 for the six month period ended June 30, 1997, to $6,581 for the six month period ended June 30, 1998, primarily due to the roll-out of the Company's MoneyTime(TM) system product.


INTEREST EXPENSE

     Interest expense for the six month period ended June 30, 1998, was $1,736 as compared to $1,066 for the six month period ended June 30, 1997. This increase of 62.9% reflects the increased level of debt between the six month periods ended June 30, 1997 and June 30, 1998, as well as increased amortization of capitalized loan costs associated with prior financings.


OTHER INCOME AND EXPENSE

     The net of other income and expense activity was an increase of $362 from a net expense of $230 for the six months ended June 30, 1997 to a net other income of $132 for the six months ended June 30, 1998. This consisted primarily of increased installment sales interest income and lower foreign currency exchange rate variances between the comparable periods.


THREE MONTHS ENDED JUNE 30, 1998 AND 1997
-----------------------------------------

SALES

                                                                                             CHANGE
                                                                                    ------------------------
BUSINESS SEGMENT                                   1998             1997             AMOUNT             %            COMMENT
----------------                                   ----             ----             ------            ---           -------
Revenues:
   Signs                                          $11,021          $13,881          $(2,860)          -20.6%            1
   Games                                            3,999            3,426              573            16.7%            2
   Electronics and Systems                          6,870            5,186            1,684            32.5%            3
   International                                    3,731            3,314              417            12.6%            4
                                                  -------          -------          -------
                                                  $25,621          $25,807          $  (186)           -0.7%
                                                  =======          =======          =======
Percentage of total revenues:
   Signs                                            43.0%            53.8%
   Games                                            15.6%            13.3%
   Electronics and Systems                          26.8%            20.1%
   International                                    14.6%            12.8%
                                                  -------          -------
                                                   100.0%           100.0%
                                                  =======          =======


1 The decrease in the Signs Division revenue is due primarily to the lower level of new casino openings and major refurbishments as compared to the same period in the prior year.

2 The increase in revenue in the Games Division is due to increased sales of the Company's Mini-Bertha(TM) games during the current quarter.

3 The revenue increase in the Electronics and Systems Division is due to the placement of the Company's MoneyTime(TM) system in casinos which were not in place during the same period in the prior year.

4 The international operations revenues were up primarily as a result of the Company acquiring a controlling interest in Mikohn South America, SA on July 1, 1997, which now requires the reporting of the South American operations on the cost method versus the equity method of accounting, in turn requiring the consolidation of its operations.


GROSS PROFIT

                                                                                             CHANGE
                                                                                    ------------------------
BUSINESS SEGMENT                                    1998              1997           AMOUNT               %           COMMENT
----------------                                    ----              ----           ------              ---          -------
Gross Profit:
   Signs                                          $ 4,077           $ 4,583          $  (506)          -11.0%           1
   Games                                            2,248             2,392             (144)           -6.0%           2
   Electronics and Systems                          3,395             1,915            1,480            77.3%           3
   International                                    1,308               826              482            58.4%           4
                                                  -------           -------          -------
                                                  $11,028           $ 9,716          $ 1,312            13.5%
                                                  =======           =======          =======
Gross profit margin:
   Signs                                            37.0%             33.0%
   Games                                            56.2%             69.8%
   Electronics and Systems                          49.4%             36.9%
   International                                    35.1%             24.9%
     Total gross profit margin                      43.0%             37.6%


1 Gross profit in the Signs Division was down as a result of the decreased sales volume; however, the Signs Division margins were four percentage points higher than the same period in the prior year. This is the result of improved efficiencies in the manufacturing operations.

2 Gross profit in the Games Division was down, reflecting the larger percentage of games revenues resulting from sales as opposed to lease or participation based sales, the latter of which produce a higher gross profit margin.

3 The gross margin increase in the Electronics and Systems Division is due entirely to the increased margins associated with the Company's placement of its MoneyTime(TM) system in casinos. These systems were not in place during the same period in the prior year.

4 The gross margin increases in the international operations are due primarily as a result of the Company acquiring a controlling interest in Mikohn South America, SA on July 1, 1997, which now requires the reporting of the South American operations on the cost method versus the equity method of accounting, in turn requiring the consolidation of its operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three month period ended June 30, 1998, were $8,947 as compared to $7,569 for the three month period ended June 30, 1997. The increased expenses reflect the following items:
(i) increased depreciation of $395 which is associated with the placement of the Company's leased or participating revenue based games, ii) increased research and development expenses related to the expansion of the Company's product lines, from $813 for the three month period ended June 30, 1997, to $1,579 for the three month period ended June 30, 1998, and (iii) total selling and marketing expenses, which increased from $3,180 for the three month period ended June 30, 1997 to $3,517 for the three month period ended June 30, 1998, primarily due to the roll-out of the Company's MoneyTime(TM) system product.


INTEREST EXPENSE

     Interest expense for the three month period ended June 30, 1998, was $911 as compared to $548 for the three months period ended June 30, 1997. This increase of 66.5% reflects the increased level of debt between the three month periods ended June 30, 1997 and June 30, 1998, as well as increased amortization of capitalized loan costs associated with prior financings.


OTHER INCOME AND EXPENSE

     The net of other income and expense activity was a net expense decrease of $190. Lower foreign currency exchange rate variances of $233 account for most of the net decrease in other income and expense between the comparable periods.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In the six months ended June 30, 1998, the Company had net income of $138. Net cash used in operating activities was $4,427. This reflects an increase in inventories of $2,248; an increase in prepaid expenses, intangible and other assets of $3,320; a decrease in customer deposits of $323; and an increase of $1,603 for accounts receivable and installment sales receivable combined. Net cash used in investing activities was $1,277 and primarily represents an increase in purchases of property, plant and equipment of $1,287. Net cash provided by financing activities of $4,647 was comprised of proceeds from long-term debt issuance of $3,719 and proceeds from issuance of common stock of $1,060, offset by principal debt repayments of $132. Cash balances at June 30, 1998, were $3,839 compared to $4,896 at December 31, 1997.

     On October 24, 1997, the Company completed the closing of a $40,000 debt financing package. This package was funded by a consortium of lenders including Hartford Life Insurance Company, The Travelers Insurance Company, Allstate Insurance Company, Fidelity Guarantee Life Insurance Company, United States Fidelity & Guarantee Company and First Source Financial LLP and consisted of a $15,000, fixed rate term loan; a $15,000, variable rate term loan; and a $10,000, variable rate revolving line of credit. The proceeds of this financing were used to terminate and completely repay the line of credit with Bank of America Nevada, eliminate other debt items on the balance sheet and provide additional working capital. First Source

Financial LLP is acting as the lenders' agent for this transaction. The term loans begin maturing in April 2002 with equal 16.7% principal repayments due every six months until complete maturity on October 24, 2004. The Company has drawn $3,500 under the revolving line of credit and has $6,500 remaining available under this line. For a full description of the new credit facility, see Note 8 of the Notes to Consolidated Financial Statements. The Company expects to increase this credit facility in order to finance the acquisitions of PGI and P&S Leasing. If the Company is unable to increase such credit facility or to obtain other sources of debt financing on terms satisfactory to the Company, it would cause the planned acquisitions of PGI and P&S Leasing to be delayed or terminated. The Company expects that the current revolving line of credit combined with cash provided by operating earnings will be sufficient to meet the existing other cash requirements for the immediate future.

     In the third quarter, as a result of the acquisition of PGI and P&S Leasing and the consequent necessity to refinance the Company's debt, the Company expects to take a one-time charge that will substantially impact earnings for the quarter and for the year.

                           MIKOHN GAMING CORPORATION

                          PART II - OTHER INFORMATION



ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS


(a)  Not applicable

(b)  Not applicable

(c) Equity securities of the registrant sold during the period ended June 30, 1998 that were not registered under the Securities Act:

      (1)  Securities sold:

           Date:    April 30, 1998
           Title:   Common stock $0.10 par value
           Amount:  133,334

      (2)  Underwriters and Other Purchasers:

           Harrah's Operating Company, Inc. ("Harrah's") (purchaser)

      (3)  Consideration:

           On April 30, 1998, the Company caused to be issued to Harrah's, 133,334 shares of the Company's $0.10 par value common stock (the "Shares"). The Shares were issued pursuant to an Agreement between Harrah's and the Company dated April 27, 1998, as payment for, among other things, the licensing to the Company by Harrah's of certain patents, associated technology and other intellectual property relating to Harrah's proprietary casino information system known as "Total Track".

      (4)  Exemption from Registration Claimed:

           The Shares were issued in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, which exempts from registration "transactions by an issuer not involving any public offering". The Shares were offered to only one purchaser, which was sophisticated and had access to the kind of information a registration statement would provide. The purchaser made appropriate representations as to its investment intent. The certificate for the Shares bears a legend stating that the securities have not been registered under the Securities Act, and further setting the restrictions on transfer.

      (5)  Terms of Conversion or Exercise:  None

      (6)  Use of Proceeds:  None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Certain matters were submitted to the stockholders for their approval or other action at the annual meeting of stockholders, all as set forth in the Company's Proxy Statement dated April 10, 1998, heretofore filed with the Commission and incorporated by this reference.

(a) The annual meeting of stockholders was on held May 12, 1998. On the record date, March 13, 1998, there were 10,326,767 shares of common stock outstanding and entitled to vote.

(b) Each of the seven directors of the Company was reelected. The number of votes cast "FOR" and "ABSTAIN" with respect to each director (no votes were cast "AGAINST" any director) were as follows:

                                                             VOTES
                       DIRECTOR             VOTES FOR       ABSTAIN
                       --------             ---------       -------
           Thompson, David J.               8,353,528        24,592
           Campbell, John                   8,352,103        26,017
           Garcia, Dennis                   8,353,828        24,292
           Irvine, Richard                  8,353,828        24,292
           Oliver, Terrance                 8,353,828        24,292
           Peterson, Bruce                  8,353,628        24,492
           Todoroff, Doug                   8,351,878        26,242


(c) The continued retention of Deloitte & Touche LLP as independent auditors was approved. 8,327,689 shares voted in favor thereof, 44,855 shares voted against and 5,676 shares abstained.

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



                                     MIKOHN GAMING CORPORATION, REGISTRANT




                                  BY:      /s/ Donald W. Stevens
                                     ------------------------------------------
                                     Donald W. Stevens, Executive Vice President
                                         Treasurer (Principal Financial Officer)


Dated:  August 12, 1998