Form 10-Q
period 1998-09-30
MIKOHN GAMING CORP
filed 1998-11-17
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended:      SEPTEMBER 30, 1998
                               -------------------------------------------------


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________________________ to ___________________________


Commission File Number:             0-22752
                       ---------------------------------------------------------

                           MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          NEVADA                                       88-0218876
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


      1045 PALMS AIRPORT DRIVE, P.O. BOX 98686, LAS VEGAS, NV  89193-8686
--------------------------------------------------------------------------------
             (Address or principal executive office and zip code)



                                (702) 896-3890
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)



  Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



     YES    X     NO _______
         -------



                     APPLICABLE ONLY TO CORPORATE ISSUERS:



  Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:


        10,664,803                   as of                NOVEMBER 6, 1998
-------------------------                          -----------------------------
(Amount Outstanding)                                                (Date)

                           MIKOHN GAMING CORPORATION

                               TABLE OF CONTENTS




                                                                                                PAGE #
                                                                                              ---------
Part I      FINANCIAL INFORMATION

            Item 1.    Condensed Consolidated Financial Statements

                       Condensed Consolidated Balance Sheets at September 30, 1998
                       and December 31, 1997                                                        2

                       Condensed Consolidated Statements of Operations for the Three and
                       Nine Months Ended September 30, 1998 and 1997                                3

                       Condensed Consolidated Statements of Cash Flows for the Nine
                       Months Ended September 30, 1998 and 1997                                     4

                       Notes to Condensed Consolidated Financial Statements                         5

          Item 2.      Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                        7

Part II   OTHER INFORMATION

          Item 2.      Changes in Securities and Use of Proceeds                                   17

          Item 4.      Submission of Matters to a Vote of Security Holders                         17

          Item 5.      Other Information                                                           17

          Item 6.      Exhibits and Reports on Form 8-K                                            18

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)                                                   September 30,         December 31,
                                                                              1998                 1997
                                                                              ----                 ----
                                 ASSETS
                                 ------
Current assets:
  Cash and cash equivalents                                              $    1,878         $     4,896
  Trade accounts receivable, net                                             21,604              22,585
  Installment sales receivable, current portion                               1,756               1,936
  Inventories:
    Raw materials                                                            13,602              13,736
    Work in process                                                           5,930               5,146
    Finished goods                                                            8,283               6,462
  Prepaid expenses                                                            4,858               3,319
  Deferred tax asset - current                                                  644                 644
                                                                         ----------         -----------
        Total current assets                                                 58,555              58,724

Installment sales receivable, net of current portion                          1,112                 124
Property and equipment, net                                                  18,560              15,957
Intangible assets                                                            53,709              16,689
Other assets                                                                  9,876               6,094
                                                                         ----------         -----------

Total assets                                                             $  141,812         $    97,588
                                                                         ==========         ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
  Current portion of long-term debt and notes payable                    $      187          $      171
  Trade accounts payable                                                      8,851               6,873
  Customer deposits                                                           2,689               3,504
  Accrued and other current liabilities                                       2,037               4,083
                                                                         ----------         -----------
        Total current liabilities                                            13,764              14,631
                                                                         ----------         -----------

Long-term debt, net of current portion                                       81,706              30,055
                                                                         ----------         -----------

Deferred tax liability - noncurrent                                             332                 332
                                                                         ----------         -----------
Stockholders' equity:
  Preferred stock, $.10 par value, 5,000 shares authorized, none issued
  Common stock, $.10 par value, 20,000 shares authorized,
    10,664 and 10,284 shares issued                                           1,066               1,028
  Additional paid-in capital                                                 51,561              49,283
  Foreign currency translation adjustment                                    (1,048)               (826)
  Retained earnings                                                          (5,341)              3,313
                                                                         ----------         -----------
     Total                                                                   46,238              52,798
  Less treasury stock, 19 and 19 shares, at cost                               (228)               (228)
                                                                         ----------         -----------
     Total stockholders' equity                                              46,010              52,570
                                                                         ----------         -----------

Total liabilities and stockholders' equity                               $  141,812         $    97,588
                                                                         ==========         ===========

See the accompanying notes to condensed consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three and Nine Months Ended September 30, 1998 and 1997


(Amounts in thousands except per share                       Three Months Ended                Nine Months Ended
amounts)                                                         September 30,                    September 30,
                                                          ---------------------------     ----------------------------
                                                           1998             1997            1998            1997
                                                           ----             ----            ----            ----
Sales                                                        $ 20,209      $   23,611      $   67,609       $   73,573
Cost of sales                                                  13,267          14,620          41,893           46,061
                                                             --------      ----------      ----------       ----------
  Gross profit                                                  6,942           8,991          25,716           27,512

Selling, general and administrative expenses                   11,547           8,013          28,459           23,115
Write-off of assets and other                                   4,895                           4,895
                                                             --------      ----------      ----------       ----------
  Operating income (loss)                                      (9,500)            978          (7,638)           4,397

Other income and (expense):
  Interest expense                                             (1,239)           (669)         (2,974)          (1,735)
  Other income and (expense)                                       38             332             170              103
                                                             --------      ----------      ----------       ----------
    Income (loss) before provision (benefit) for
      income taxes                                            (10,701)            641         (10,442)           2,765

Income tax (provision) benefit                                  3,660            (249)          3,546           (1,050)
                                                             --------      ----------      ----------       ----------
  Income (loss) from continuing operations before
   extraordinary item                                          (7,041)            392          (6,896)           1,715
                                                             --------      ----------      ----------       ----------

Extraordinary item:
  Loss on early extinguishment of debt                         (2,662)                         (2,662)
  Tax benefit                                                     910                             904
                                                             --------      ----------      ----------       ----------
   Extraordinary loss                                          (1,752)                         (1,758)
                                                             --------      ----------      ----------       ----------

Net income (loss)                                            $ (8,793)     $      392      $   (8,654)      $    1,715
                                                             ========      ==========      ==========       ==========

Weighted average common shares:
    Basic                                                      10,626           9,894          10,485            9,892
                                                             ========      ==========      ==========       ==========
    Diluted                                                    10,626           9,988          10,485            9,986
                                                             ========      ==========      ==========       ==========

Earnings per share information:
    Basic:
      Income (loss) from continuing operations before
        extraordinary item                                   $  (0.66)     $     0.04      $    (0.66)      $     0.17
      Extraordinary loss                                        (0.17)                          (0.17)
                                                             --------      ----------      ----------       ----------
        Net income (loss)                                    $  (0.83)     $     0.04      $    (0.83)      $     0.17
                                                             ========      ==========      ==========       ==========

    Diluted:
      Income (loss) from continuing operations before
        extraordinary item                                   $  (0.66)     $     0.04      $    (0.66)      $     0.17
      Extraordinary loss                                        (0.17)                          (0.17)
                                                             --------      ----------      ----------       ----------
        Net income (loss)                                    $  (0.83)     $     0.04      $    (0.83)      $     0.17
                                                             ========      ==========      ==========       ==========

See the accompanying notes to condensed consolidated financial statements.

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1998 and 1997

(Amounts  in thousands)

                                                                                 1998            1997
                                                                                 ----            ----
Cash flows from operating activities:
   Net income (loss)                                                           $    (8,654)      $   1,715
   Adjustments to reconcile net income (loss) to net cash
     provided by (used by) operating activities:
     Depreciation                                                                    2,889           2,036
     Amortization                                                                    1,723           1,087
     Write-off of assets                                                             3,424
     Change in exchange rate variance                                                 (222)           (524)
     Provision for bad debts                                                         1,525              43
     Extraordinary loss, net of tax                                                  1,758
   Changes in assets and liabilities:
     Accounts receivable                                                              (544)          3,350
     Installment sales receivable                                                     (807)            215
     Inventories                                                                    (2,472)            906
     Prepaid expenses and other assets                                              (6,213)         (1,541)
     Intangible assets                                                              (1,247)           (625)
     Trade accounts payable                                                          1,978            (965)
     Accrued and other liabilities                                                  (3,684)          1,309
     Customer deposits                                                                (815)           (871)
                                                                               -----------       ---------
Net cash provided by (used in) operating activities                                (11,361)          6,135
                                                                               -----------       ---------

Cash flows from investing activities:
   Purchase of business operations                                                 (39,147)
   Purchase of property and equipment                                               (2,846)         (1,340)
   Gaming equipment leased to customers                                             (2,662)           (813)
   Proceeds from sale of property and equipment                                         15              22
                                                                               -----------       ---------
Net cash used in investing activities                                              (44,640)         (2,131)
                                                                               -----------       ---------

Cash flows from financing activities:
   Proceeds from long-term debt and notes payable                                   51,807             975
   Principal payments on notes payable and long-term debt                             (140)         (2,548)
   Proceeds from issuance of common stock                                            1,316             186
   Purchase of treasury stock                                                                         (177)
                                                                               -----------       ---------
Net cash provided by (used in) financing activities                                 52,983          (1,564)
                                                                               -----------       ---------

Increase (decrease) in cash and cash equivalents                                    (3,018)          2,440

Cash and cash equivalents, beginning of period                                       4,896           1,798
                                                                               -----------       ---------

Cash and cash equivalents, end of period                                       $     1,878       $   4,238
                                                                               ===========       =========
Supplemental disclosure of cash flow information:

  Acquisition of Progressive Games Inc.
    Assets acquired                                                            $     5,960       $       _
                                                                               ===========       =========
    Liabilities assumed                                                        $       828       $       _
                                                                               ===========       =========


See the accompanying notes to condensed consolidated financial statements.

                           MIKOHN GAMING CORPORATION

                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS


NOTE 1 - GENERAL

     These condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Form 8-K dated September 2, 1998.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire year.

     Amounts reported in this Form 10-Q are to the nearest thousand unless otherwise stated.


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

(Amounts in thousands)

                                      Three Months Ended               Nine Months Ended
                                         September 30,                    September 30,
                                     ----------------------          ------------------
                                    1998              1997           1998           1997
                                    ----              ----           ----           ----
Net income (loss)                   $ (8,793)     $    392     $  (8,654)       $  1,715
Other comprehensive loss                (105)         (469)         (222)           (524)
                                    --------      --------     ---------        --------

   Total comprehensive income       $ (8,898)     $    (77)    $  (8,876)       $  1,191
                                    ========      ========     =========        ========

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


NOTE 3 - RECENT DEVELOPMENTS

     On September 2, 1998, the Company closed its previously announced agreement to acquire all of the outstanding stock of Progressive Games, Inc. (PGI), a Delaware corporation, from Donald W. Jones for an aggregate cash consideration of $35,847. On that same date, the Company also acquired all of the outstanding stock of P&S Leasing Corporation, Inc. and P&S Leasing LLC for $3,300. Refer to Form 8-K which was previously filed.

     Proforma financial condensed combined statements of operations for the periods September 30, 1997 and 1998 follows:

                   NOTES TO PRO FORMA FINANCIAL INFORMATION
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

1.   BASIS OF PRESENTATION:
     The accompanying Pro Forma Combined Statements of Operations give effect to the private placement of debt and the application of proceeds therefrom and the PGI acquisition.

2.   PRO FORMA COMBINED STATEMENT OF OPERATIONS:
     The Pro Forma Combined Statement of Operations and Other Data reflect the transactions as though they had occurred at the beginning of the periods presented and give effect to the following:

     (a) Pro forma PGI expense reductions:                 Nine Months Ended           Nine Months Ended
                                                          September 30, 1997           September 30, 1998
                                                          ------------------           ------------------
         Non-recurring prior owner charges (i)              $          535               $         481
         Duplicative licensing expenses (ii)                           441                         373
         Reduction if personnel per PGI agreement (iii)                381                         381
         Non-recurring financial advisory expenses (iv)                -                            30
                                                            --------------               -------------
                                                            $        1,357               $       1,265
                                                            ==============               =============

         (i) Represents non-recurring prior owner charges comprised of salary and benefits paid to Mr. Don Jones, Chairman and Chief Executive Officer of PGI. In addition, this amount includes non-recurring travel expenses paid on behalf of Mr. Jones. Pursuant to the PGI agreement, Mr. Jones will be submitting his resignation at the closing of the PGI acquisition and his duties will be absorbed by the executive management of Mikohn.
          (ii) Represents a reduction in duplicative licensing expenses incurred by PGI in connection with the licensing of (a) PGI and
                (b) Mr. Jones, the Chairman and Chief Executive Officer of PGI, in jurisdictions where Mikohn and Mikohn's key executives are already licensed.
          (iii) Represents planned reductions in personnel per the PGI
                Agreement which provides for the termination of 14 employees of PGI upon the closing of the PGI Acquisition. The functions performed by these employees will be absorbed into the current corporate functions of Mikohn.
          (iv) Represents non-recurring financial advisory service fees incurred by PGI in connection with its effort to sell PGI.

     (b) Additional amortization of goodwill over 40 years.

     (c) Represents the incremental interest expense on the private debt placement, net of the elimination of actual interest expense on debt refinanced out of the proceeds of the private debt placement. Principal debt balance of $81,000,000 at an annual interest rate of 9.5% per annum and capitalized loan costs of $5,100,000 amortized over five years.

     (d) Income tax effect of above items at the estimated effective rate of 40%. This tax rate gives effect to the addback of goodwill amortization and certain other non-deductible expenses such as meals and entertainment.

                           MIKOHN GAMING CORPORATION
                  PRO FORMA COMBINED STATEMENT OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 ( UNAUDITED )
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        PRO FORMA        UNAUDITED
                                                         ACTUAL   ACTUAL    COMPANY    ADJUSTMENTS        COMPANY
                                                         MIKOHN     PGI    COMBINED     (NOTE 2)         PRO FORMA
                                                        ------------------------------------------       ---------
Net sales                                               $67,609   $9,471   $77,080    $         -        $ 77,080
Direct costs                                             41,893    1,547    43,440              -          43,440
                                                        ------------------------------------------       ---------
Gross profit                                             25,716    7,924    33,640              -          33,640
Selling, general and administrative expenses             28,459    3,274    31,733         (1,265) (a)     31,153
                                                                                              685  (b)
Write-off of assets and other                             4,895              4,895              -           4,895
                                                        ------------------------------------------       ---------
Operating income                                         (7,638)   4,650    (2,988)           580          (2,408)
Interest, net                                             2,974      127     3,101          3,435  (c)      6,536
Other income and (expense)                                  170       -        170              -             170
                                                        ------------------------------------------       ---------
Income before income taxes                              (10,442)   4,523    (5,919)        (2,855)         (8,774)
Income tax provision (benefit)                           (3,546)       -    (3,546)            36  (d)     (3,510)
                                                        ------------------------------------------       ---------
Income (loss) from continuing operations
 before extraordinary item                               (6,896)   4,523    (2,373)        (2,892)         (5,265)
                                                        ------------------------------------------       ---------
Loss on early extinguishment of debt                     (2,662)       -    (2,662)                        (2,662)
Tax benefit                                                (904)       -      (904)                          (904)
                                                        ------------------------------------------       ---------
Extraordinary loss                                       (1,758)       -    (1,758)             -          (1,758)
                                                        ------------------------------------------       ---------
Net income (loss)                                       $(8,654)  $4,523   $(4,131)   $    (2,892)       $ (7,023)
                                                        ==========================================       =========

Earnings Per Share:
------------------
Basic                                                   $ (0.83)                                         $  (0.67)
                                                        =======                                          ========
Diluted                                                 $ (0.83)                                         $  (0.67)
                                                        =======                                          ========


                           MIKOHN GAMING CORPORATION
                  PRO FORMA COMBINED STATEMENT OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 ( UNAUDITED )
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        PRO FORMA        UNAUDITED
                                                         ACTUAL   ACTUAL    COMPANY    ADJUSTMENTS        COMPANY
                                                         MIKOHN     PGI    COMBINED     (NOTE 2)         PRO FORMA
                                                        ------------------------------------------       ---------
Net sales                                               $73,573   $9,421   $82,994    $         -        $ 82,994
Direct costs                                             46,061    1,913    47,974              -          47,974
                                                        ------------------------------------------       --------
Gross profit                                             27,512    7,508    35,020              -          35,020
Selling, general and administrative expenses             23,115    4,545    27,660         (1,357) (a)     26,974
                                                                                              671  (b)
                                                        ------------------------------------------       --------
Operating income                                          4,397    2,963     7,360            686           8,046
Interest, net                                             1,735      199     1,934          4,602  (c)      6,536
Other income and (expense)                                  103       -        103              -             103
                                                        ------------------------------------------       --------
Income before income taxes                                2,765    2,764     5,529         (3,916)          1,613
Income tax provision (benefit)                            1,050        -     1,050           (405) (d)        645
                                                        ------------------------------------------       --------
Net income                                              $ 1,715   $2,764   $ 4,479    $    (3,511)       $    968
                                                        =========================================        ========
Earnings Per Share:
------------------
Basic                                                   $  0.17                                          $   0.10
                                                        =======                                          ========
Diluted                                                 $  0.17                                          $   0.10
                                                        =======                                          ========

     On September 2, 1998, the Company also completed the closing of an Amended and Restated Credit Agreement with its existing bank lending syndicate and certain other new lending institutions. Loans made pursuant to the Amended and Restated Credit Agreement are funded by First Source Financial LLP, Allstate Insurance Company, Allstate Life Insurance Company, Eaton Vance Senior Debt Portfolio, Highland Capital Management LP, Mt. Washington Investment Group, Sanwa Business Credit Corporation, Triton Partners LLC and The Travelers Insurance Company and consist of a $67,500, variable rate term loan; a $13,500, fixed rate term loan; and a $5,000 variable revolving line of credit with an option to increase the variable rate revolver line by $5,000 to $10,000. The fixed rate term loan accrues interest at the rate 10.25% per annum. The variable rate term loan accrues interest at either prime plus 225 basis points per annum or LIBOR plus 325 basis points per annum. The revolver line of credit accrues interest at the rate of either prime plus 175 basis points per annum or LIBOR plus 275 basis points. This Amended and Restated Credit Agreement is secured by the assets of the Company. Additionally, the Company has pledged 60% of the stock in its foreign subsidiaries as security for the term loans. The proceeds of this financing were used to: (i) purchase the stock of PGI Incorporated, P&S Leasing LLC, and P&S Leasing Corporation, Inc. (see recent developments and the Company's recent Form 8-K filing with the Securities and Exchange Commission);
(ii) refinance the Company's existing long term debt; and (iii) provide additional working capital. First Source Financial LLP is acting as the lenders' agent for this transaction. The term loans begin maturing in April 2002 with payments due on a semi-annual basis through the maturity date of October 15, 2004. Pursuant to the Amended and Restated Credit Agreement the Company has agreed to maintain certain financial ratios, to comply with certain financial covenants, not to allow the incurrence of additional debt or the payment of cash dividends unless expressly permitted by the Amended and Restated Credit Agreement and to adhere to a number of other financial restrictions.


NOTE 4 - RECLASSIFICATIONS

     Certain amounts in the September 30, 1997, condensed consolidated financial statements have been reclassified to be consistent with the presentation used for September 30, 1998.

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


Nine Months Ended September 30, 1998 and 1997
---------------------------------------------

Sales
                                                            Change
                                                        -------------
Business Segment                1998         1997      Amount      %    Comment
----------------                ----         ----      ------     --    -------
Revenues:
  Signs                        $ 36,742    $ 44,114   $ (7,372)  -16.7%   1
  Games                           9,832       9,017        815     9.0%   2
  Electronics and Systems        21,035      20,442        593     2.9%
                               --------    --------   --------
                               $ 67,609    $ 73,573   $ (5,964)   -8.1%
                               ========    ========   ========

Percentage of total revenues
  Signs                            54.4%       60.0%
  Games                            14.5%       12.2%
  Electronics and Systems          31.1%       27.8%
                               --------    --------
                                  100.0%      100.0%
                               ========    ========

1 The decrease in Signs Division revenue is due primarily to the lower level of new casino openings and major refurbishments as compared to the same period in the prior year.

2 The increase in Games Division sales is due to the addition of 28 days of PGI's table game revenue as a result of the aforementioned PGI acquisition.

     As of September 30, 1998, the Company had a backlog of orders believed to be firm of $18,171. As of September 30, 1997 and December 31, 1997, the Company's backlogs were $21,957 and $20,080, respectively. Management expects that the backlog of orders at September 30, 1998, will be filled within 120 days.

Gross Profit

                                                  Change
                                             ----------------
Business Segment         1998       1997      Amount         %       Comment
----------------         ----       ----      ------         -       -------
Gross Profit:
   Signs              $  10,600  $  13,128   $ (2,528)    -19.3%         1
   Games                  5,904      5,487        417       7.6%         2
   Electronics and
    Systems               9,212      8,897        315       3.5%         3
                      ---------  ---------   --------
                      $  25,716  $  27,512   $ (1,796)     -6.5%
                      =========  =========   ========

Gross Profit Margin:
   Signs                  28.8%      29.8%
   Games                  60.0%      60.9%
   Electronics and
    Systems               43.8%      43.5%
     Total gross
      profit margin       38.0%      37.4%

1 Gross profit in the Signs Division was down primarily due to the lower sales volume during the latest nine month period as compared to the same period in 1997. Inventory reserves of $561 reduced the margin percentage but this was offset by a $803 improvement in service margins.

2 Games recorded inventory reserves of $427 which reduced gross profit margins but was offset by a favorable mix variance due to the addition of PGI and P&S Leasing table game income in September at high margins.

3 Electronic and Systems recorded inventory reserves of $476 which lowered the gross profit margin but this was offset by a favorable mix variance due to the addition of $1,402 in MoneyTime(TM) lease revenues at high margins.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the nine month period ended September 30, 1998, were $28,459 as compared to $23,115 for the nine month period ended September 30, 1997. The increased expenses reflect the following items: (i) increased depreciation of $1,490 which is associated with the placement of the Company's leased or participating revenue based games as well 28 days of goodwill amortization associated with the PGI acquisition, (ii) increased research and development expenses related to the development of new products in the electronics and systems and games segments, from $2,851 for the nine month period ended September 30, 1997, to $4,299 for the nine month period ended September 30, 1998, (iii) the Company recorded $1,400 of reserves against its accounts receivable and installment receivable balances and (iv) total selling and marketing expenses increased from $9,231 for the nine month period ended September 30, 1997, to $10,570 for the nine month period ended September 30, 1998, primarily due to the promotional expenses related to the roll-out of the Company's MoneyTime(TM) system product and additional expenses related to the further development of the product management function.

Write-Off of Assets and Other

     During the third quarter of 1998, the Company wrote-off certain assets. These write-offs consisted of: (i) costs associated with prior debt financings,
(ii) certain non-compete covenants, (iii) certain goodwill amounts, (iv) reserves associated with termination of certain Company executives, and (v) reserves for certain consolidations in the Company's manufacturing operations. The sum total of these write-offs amounted to $4,895.


Interest Expense

     Interest expense for the three month period ended September 30, 1998, was $1,239 compared to $669 for the three months period ended September 30, 1997. This increase of 85.2% reflects the increased level of debt between the three month periods ended September 30, 1997 and September 30, 1998, as well as increased amortization of capitalized loan costs associated with prior financings.


Other Income and Expense

     The net of other income and expense activity was a net other income decrease of $294 which was mainly due to a decrease in funds available for investment that lowered interest income.


Extraordinary Item

     During the third quarter of 1998, as a result of the acquisitions of PGI and P&S Leasing, the Company recorded an extraordinary loss that was associated with the early extinguishment of debt under its prior Credit Agreement. The extraordinary loss, net of the tax benefit, was $(1,752) and consisted of an actual extraordinary loss of $(2,662) and the related tax benefit of $904.

Three Months Ended September 30, 1998 and 1997
----------------------------------------------
Sales

                                                   Change
                                              ----------------
Business Segment              1998     1997    Amount       %       Comment
----------------              ----     ----    ------      --       -------
Revenues:
  Signs                     $11,173  $13,351   $(2,178)  -16.3%        1
  Games                       3,452    1,985     1,467    73,9%        2
  Electronics and Systems     5,584    8,275    (2,691)  -32.5%        3
                            -------  -------   -------
                            $20.209  $23.611   $(3,402)
                            =======  =======   =======

Percentage of total revenues
  Signs                        55.3%    56.6%
  Games                        17.1%     8.4%
  Electronics and Systems      27.6%    35.0%
                            -------  -------
                              100.0%   100.0%
                            =======  =======


1 The decrease in the Signs Division revenue is due primarily to the lower level of new casino openings and major refurbishments as compared to the same period in the prior year.

2 The increase in revenue in the Games Division is due to the addition of 28 days of PGI's September 1998 table game revenue.

3 The revenue decrease in the Electronics and Systems Division is due primarily to (i) lower sales level to original equipment manufactures as compared to the prior period, (ii) lower levels of direct sales to casino customers which relates to the lower number of casino openings and major refurbishments as compared to the prior period, and (iii) lower systems sales levels than the third quarter of 1997. Electronics and Systems Division sales for the third quarter of 1997 included a large CasinoLinK(TM) System sale which was not duplicated during the third quarter of 1998.

GROSS PROFIT

                                                          CHANGE
                                                   -------------------
BUSINESS SEGMENT                 1998      1997     AMOUNT        %      COMMENT
----------------                 ----      ----     ------        -      -------

Gross Profit
     Signs                     $ 2,999   $ 3,886   $   (887)   -22.8%       1
     Games                       2,096     1,123        973     86.6%       2
     Electronics and Systems     1,847     3,982     (2,135)   -53.6%       3
                               -------   -------   --------
                               $ 6,942   $ 8,991   $ (2,049)   -22.8%
                               =======   =======   ========

Gross profit margin:
     Signs                        26.8%     29.1%
     Games                        60.7%     56.6%
     Electronics and Systems      33.1%     48.1%
      Total gross profit margin   34.4%     38.1%


1 Gross profit in the Signs Division was down primarily due to the lower sales volume during the latest three month period as compared to the same period in 1997. Inventory reserves of $387 reduced the margin percentage but this was offset by a $243 improvement in service margins.

2 Games recorded inventory reserves of $387 which reduced gross profit margins but was offset by a favorable mix variance due to the addition of PGI and P&S Leasing table game income in September at high margins.

3 Electronic and Systems recorded inventory reserves of $407 which lowered the gross profit margin but this was offset by a favorable mix variance due to the addition of $713 in MoneyTime(TM) lease revenues at high margins.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three month period ended September 30, 1998, were $11,547 as compared to $8,013 for the three month period ended September 30, 1997. The increased expenses reflect the following items: (i) increased depreciation of $996 which is associated with the placement of the Company's leased or participating revenue based games as well as 28 days of goodwill amortization associated with the PGI acquisition, (ii) increased research and development expenses related to the development of new products in the systems and games segments from $1,094 for the three month period ended September 30, 1997, to $1,581 for the three month period ended September 30, 1998, (iii) the Company recorded $1,400 of reserves against its accounts receivable and installment receivable balances and (iv) total selling and marketing expenses, which increased from $2,793 for the three month period ended September 30, 1997 to $3,893 for the three month period ended September 30, 1998, primarily due to the promotional expenses related to the roll-out of the Company's MoneyTime(TM) system product. Offsetting these increases was a decrease in administration expense of $450, from $3,239 for the three month period ended September 30, 1997 to $2,789 for the three month period ended September 30, 1998.

Write-Off of Assets and Other

     During the third quarter of 1998, the Company wrote-off certain assets. These write-offs consisted of: (i) costs associated with prior debt financings,
(ii) certain non-compete covenants, (iii) certain goodwill amounts, (iv) reserves associated with termination of certain Company executives, and (v) reserves for certain consolidations in the Company's manufacturing operations. The sum total of these write-offs amounted to $4,895.


Interest Expense

     Interest expense for the three month period ended September 30, 1998, was $1,239 compared to $669 for the three months period ended September 30, 1997. This increase of 85.2% reflects the increased level of debt between the three month periods ended September 30, 1997 and September 30, 1998, as well as increased amortization of capitalized loan costs associated with prior financings.


Other Income and Expense

     The net of other income and expense activity was a net other income decrease of $294 which was mainly due to a decrease in funds available for investment that lowered interest income.


Extraordinary Item

     During the third quarter of 1998, as a result of the acquisitions of PGI and P&S Leasing, the Company recorded an extraordinary loss that was associated with the early extinguishment of debt under its prior Credit Agreement. The extraordinary loss, net of the tax benefit, was $(1,752) and consisted of an actual extraordinary loss of $(2,662) and the related tax benefit of $910.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     In the nine months ended September 30, 1998, the Company had a net loss of $(8,654). Net cash used in operating activities was $11,361. This reflects an increase in inventories of $2,472; an increase in prepaid expenses and other assets of $6,213; an increase in intangible assets of $1,247; a decrease in customer deposits of $815; a decrease in accruals and other current liabilities of $3,684; and an increase of $1,351 for accounts receivable and installment sales receivable combined. Net cash used in investing activities was $44,640. This mainly reflects the acquisition of business operations of $39,147, purchases of property, plant and equipment of $2,846; and cost of gaming equipment leased to customers of $2,662. Net cash provided by financing activities of $52,983 was comprised of proceeds from long-term debt issuance of $51,807 and proceeds from issuance of common stock of $1,316, offset by principal debt repayments of $140. Cash balances at September 30, 1998, were $1,878 compared to $4,896 at December 31, 1997.

     On September 2, 1998, the Company completed the closing of an Amended and Restated Credit Agreement with its existing bank lending syndicate and certain other new lending institutions. Loans made pursuant to the Amended and Restated Credit Agreement are funded by First Source Financial LLP, Allstate Insurance Company, Allstate Life Insurance Company, Eaton Vance Senior Debt Portfolio, Highland Capital Management LP, Mt. Washington Investment Group, Sanwa Business Credit Corporation, Triton Partners LLC and The Travelers Insurance Company and consist of a $67,500, variable rate term loan; a $13,500, fixed rate term loan; and a $5,000 variable revolving line of credit with an option to increase the variable rate revolver line by $5,000 to $10,000. The fixed rate term loan accrues interest at the rate 10.25% per annum. The variable rate term loan accrues interest at either prime plus 225 basis points per annum or LIBOR plus 325 basis points per annum. The revolver line of credit accrues interest at the rate of either prime plus 175 basis points per annum or LIBOR plus 275 basis points. This Amended and Restated Credit Agreement is secured by the assets of the Company. Additionally, the Company has pledged 60% of the stock in its foreign subsidiaries as security for the term loans. The proceeds of this financing were used to: (i) purchase the stock of PGI Incorporated, P&S Leasing LLC, and P&S Leasing Corporation, Inc. (see Recent Developments and the Company's recent Form 8-K filing with the Securities and Exchange Commission);
(ii) refinance the Company's existing long- term debt; and (iii) provide additional working capital. First Source Financial LLP is acting as the lenders' agent for this transaction. The term loans begin maturing in April 2002 with payments due on a semi-annual basis through the maturity date of October 15, 2004. Pursuant to the Amended and Restated Credit Agreement the Company has agreed to maintain certain financial ratios, to comply with certain financial covenants, not to allow the incurrence of additional debt or the payment of cash dividends unless expressly permitted by the Amended and Restated Credit Agreement and to adhere to a number of other financial restrictions. As of September 30, 1997, the Company had borrowed no funds under the revolving credit line and has $5,000 available under this line. The Company has been in compliance with the covenants and terms of the Amended and Restated Credit Agreement and management believes the Company will remain in compliance.

     The Company expects that the current revolving line of credit combined with cash provided by operating earnings will be sufficient to meet its cash requirements for the immediate future.


Year 2000

     The approach of the year 2000 poses a problem for businesses utilizing computers or embedded technology (such as micro controllers) in their operations. Many computer programs and systems operating machinery and equipment are date sensitive and will only recognize the last two digits of the year. Such programs and systems may recognize the year 2000 as the year 1900 or not at all. This problem is commonly described as the "Year 2000 Issue" or Y2K and it has the potential to produce errors in information and system failures. Assessments of the potential cost and effect of the Year 2000 Issue vary significantly among businesses, and it is extremely difficult to predict the actual impact. Recognizing this uncertainty, management has made a comprehensive assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is Year 2000 compliant.

     The Company manufactures and sells a number of products that include software components. As part of its overall assessment of the Year 2000 Issue, the Company has identified those products or product versions that will require modification or other remedial action and has developed a plan to facilitate this effort, which includes, prioritizing timelines and estimating costs. The corrective action plan includes modifications, upgrades or replacements of non-compliant software systems. The Company anticipates that the required modifications, upgrades and replacements of software systems will most likely be completed and approved by the various gaming jurisdictions during the second quarter of fiscal year 1999 and will allow for additional testing and revisions, if necessary, before year end.

     The Company believes that its corrective action plan, including the timelines, is adequate and realistic. Nevertheless, if one or more of the Company's systems have been overlooked or if implementation of the corrective action plan fails to achieve Year 2000 compliance for one or more software systems, there could be a material adverse impact on the Company's business operations and/or financial performance.

     The Year 2000 readiness of the Company's customers varies. In light of this, the Company is encouraging its customers to evaluate their own system requirements and needs. Efforts by customers to address the Year 2000 Issue may affect the demand for certain of the Company's products and services. However, to-date, the Company is unable to determine what impact, if any, there will be on its revenue. The Company is also in the process of assessing the Year 2000 readiness of its key suppliers and business partners. The Year 2000 Issue presents a number of other risks and uncertainties that could impact the Company, such as the ability of certain governments and gaming commissions of the various jurisdictions where the Company conducts business to timely act on updates to its software that require regulatory approval before the Company's customers can lawfully use them.

     The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. All of these vendors have been formally contacted to determine whether their systems are Year 2000 compliant. To the extent they are not, timelines have been established as to when the Company will receive the required upgrades to assure that these systems will be Year 2000 compliant. Maintenance or modification of any existing software will be expensed as incurred, while the purchase of new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company believes that its computer software systems will be Year 2000 compliant, no assurance can be given that all systems provided by software vendors will have all modifications necessary to make them Year 2000 compliant on a timely basis.

     The Year 2000 Issue has an impact on non-information technology systems (i.e., embedded data) such as the Company's manufacturing systems and physical facilities including, but not limited to, security systems and utilities. The non-information technology system issues are more difficult to identify and resolve. The Company is actively identifying non-technology Year 2000 Issues concerning its products and services, as well as those that impact its physical facility locations. As the various non-information technology systems are identified, management is formulating action plans to ensure minimal disruption of its business processes. Although management believes that its efforts will be successful and the costs will not be material to its consolidated financial position and results of operations, it recognizes that any failure or delay could cause a disruption in its business that might have a significant financial impact.

     The Company to-date has not estimated total costs to achieve Year 2000 compliance on its internal software and systems. The Company expects to capitalize costs that are planned system upgrades and expense costs that are incurred only to make the software Y2K compliant. The Company has incurred costs of approximately $175 to-date, all of which were capitalized as part of the Company's internally used software upgrade program. The Company expects to have an estimate of the Y2K costs by the end of the current year. The Company is currently analyzing the potential costs associated with achieving compliance with the products that it manufactures, markets, distributes or otherwise sells to its customers. The Company anticipates the completion of this analysis and the development of a cost estimate by the end of fiscal year 1998.

     To minimize this potential impact, the Company expects to have a contingency plan in place prior to the end of the first quarter of 1999. Management will continue to formulate additional plans as necessary, based upon the results of current research and investigation. It is the Company's intention to ensure that it has adequate resources and sources of supplies to minimize any potential business interruptions. Although the Company believes the Year 2000 Issue described above will not materially affect its consolidated financial position or results of operations, its acknowledges that it is not prescient and therefore cannot state with certainty that the Year 2000 Issue will not, in some manner now unforeseen, have an adverse impact upon it.

                           MIKOHN GAMING CORPORATION


                          PART II - OTHER INFORMATION



Item 2 - Changes in Securities and Use of Proceeds


(a)   Not applicable

(b)   Not applicable

(c)   Not applicable



Item 4 - Submission of Matters to a Vote of Security Holders

None


Item 5 - Other Information

     On September 16, 1998, Richard H. Irvine, was terminated as President and Chief Operating Officer of the Company. Mr. Irvine has filed a demand for arbitration under his employment agreement, stating that he has been unable to reach a satisfactory accord with the Company regarding funds he contends are owing to him upon termination. Inasmuch as this dispute placed him in a position adverse to the Company, on October 16, 1998, he submitted a letter of resignation as a director of the Company.

     Mr. Irvine's responsibilities as President and Chief Operating Officer have been taken over by David J. Thompson, Chairman and Chief Executive Officer. The vacancy on the Board of Directors has not yet been filled.

Item 6 - Exhibits and Reports on Form 8-K
  A.              Exhibits
                  10.53 $86,000,000 Amended and Restated Credit Agreement among Mikohn Gaming Corporation, as Borrower, Each of the Financial Institutions Initially a Signatory Hereto, together with their Assignees Pursuant to Section 11.8 Hereof as Lenders, and First Source Financial LLP, as Agent dated as of August 28, 1998

                  10.54 Annex and Schedules to Amended and Restated Credit Agreement Dated as of August 28, 1998

                  27              Financial Data Schedule

  B.              Reports on Form 8-K:
                  The Company filed a Current Report on Form 8-K dated September 2, 1998, under Item 2, Acquisition or Disposition of Assets, reporting the acquisitions of Progressive Games, Inc., P&S Leasing Corporation, Inc. and P&S Leasing LLC.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.




                                     MIKOHN GAMING CORPORATION, Registrant




                                  BY:         /s/ Donald W. Stevens
                                     -------------------------------------------
                                     Donald W. Stevens, Executive Vice President
                                       Treasurer (Principal Financial Officer)


Dated:   November 13, 1998