Form 10-Q/A
period 1998-09-30
MIKOHN GAMING CORP
filed 1998-11-17
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                  FORM 10-Q/A
                         Amendment No. 1 to Form 10-Q



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



     YES    X     NO _______
         -------



                     APPLICABLE ONLY TO CORPORATE ISSUERS:



  Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:


        10,664,803                   as of                NOVEMBER 6, 1998
-------------------------                          -----------------------------
(Amount Outstanding)                                                (Date)

                           MIKOHN GAMING CORPORATION
                        AMENDMENT NUMBER 1 TO FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998


     Amendment Number 1 to Form 10-Q for the period ended September 30, 1998, is being filed to eliminate the foreign exchange tag in Exhibit 27 - Financial Data Schedule which had inadvertently been included in the exhibit in the original filing.

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


Dated:   November 17, 1998

                                 EXHIBIT INDEX




*27.1    Financial Data Schedule


------------
*Filed herewith