Form 10-K405
period 1998-12-31
MIKOHN GAMING CORP
filed 1999-03-31
CIK 912241

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K



   X      Annual report pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934 for the fiscal year ended December 31, 1998 or


          Transition report pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934



                       Commission File Number:  0-22752


                           MIKOHN GAMING CORPORATION
 -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)

                              Nevada                                              88-0218876
 -------------------------------------------------------------------------------------------------------
   (State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

    1045 Palms Airport Dr., P. O. Box 98686, Las Vegas, NV                          89119
 -------------------------------------------------------------------------------------------------------
          (Address of principal Executive Office)                                 (Zip Code)

Registrant's telephone number, including area code:      (702) 896-3890
                                                    -----------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each Exchange
Title of each class:                          on which registered:
--------------------                          --------------------
       None                                          None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.10 per share
                    --------------------------------------
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
filing requirement for the past 90 days.  Yes  X    No_____
                                             -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.      X
                   ------

  The number of shares of common stock outstanding as of March 15, 1999, was 10,680,075. The market value of the common stock held by nonaffiliates of the Registrant as of March 15, 1999, was approximately $15,857,885. The market value was computed by reference to the closing sales price of $3.0625 per share of common stock on the NASDAQ National Market System as of March 15, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Part III hereof incorporates by reference portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999 (to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998).

                               CAUTIONARY NOTICE
                               -----------------

  This Annual Report of Mikohn Gaming Corporation on Form 10-K contains forward-looking statements subject to the "safe harbor" legislation appearing at Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements expressing expectations regarding the Company's future and projections relating to products, sales, revenues and earnings are typical of such statements.

  All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. Factors such as competition, customer dissatisfaction, failure to gain new product acceptance, the Company's operating history and recent losses, its high leverage and accompanying debt service obligations, onerous taxation and other adverse government action, unusual risks attending foreign transactions, unanticipated Y2K problems and general deterioration in economic conditions may cause results to differ materially from any that are projected. However, management knows of no extraordinary risk associated with any projection contained in this report.

  Forward-looking statements speak only as of the date they are made. Readers are warned that the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and are urged to review and consider disclosures made by the Company in this and other reports that discuss factors germane to the Company's business. See particularly the Company's reports on Forms 10-K, 10-Q and 8-K filed from time to time with the Securities and Exchange Commission.

                           MIKOHN GAMING CORPORATION
                      ANNUAL REPORT ON FORM 10-K FOR THE
                         YEAR ENDED DECEMBER 31, 1998


                               TABLE OF CONTENTS


                                    PART I


Item 1.  Business........................................................    2
Item 2.  Properties......................................................   25
Item 3.  Legal Proceedings...............................................   26
Item 4.  Submission of Matters to a Vote of Security Holders.............   26

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder
         Matters.........................................................   27
Item 6.  Selected Financial Data.........................................   28
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   29
Item 7A. Quantitative and Qualitative Disclosures About Market Risk......   41
Item 8.  Consolidated Financial Statements  and Supplementary Data.......   43
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................   72

                                   PART III

Item 10. Directors and Executive Officers of the Registrant..............   72
Item 11. Executive Compensation..........................................   72
Item 12. Security Ownership of Certain Beneficial Owners and
         Management......................................................   72
Item 13. Certain Relationships and Related Transactions..................   72

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules & Reports on Form 8-K...   72


                                    PART l

Item 1.  Business

Overview of the Company

  Your company is a leading developer, manufacturer and distributor to the gaming industry of (i) merchandising products for casino operators and gaming machine manufacturers including interior and exterior signage, (ii) electronics components used in progressive jackpot systems for gaming machines and in player tracking and information control systems for gaming machines and table games and
(iii) proprietary table games and, to a lesser extent, gaming machines. It has achieved leading market positions with a number of its products, which are recognized as innovative and technologically advanced. In this report, you will see your company referred to as "Mikohn," "Company" and often simply as "we." These terms are used interchangeably, and unless otherwise noted, they include domestic and foreign subsidiaries, whether wholly or partially owned.

  Our signage products are customized, highly sophisticated and characterized by their extraordinary visual appeal. They differentiate themselves on the basis of artistic design, quality of construction and advanced technology. The Company is the industry leader in interior casino signage, which is often sold in combination with its progressive jackpot systems and provides the casino operator and gaming machine manufacturer with customized merchandising solutions for the gaming machine area of the casino.

  The Company also is the principal original equipment manufacturer of specialized electronic components used in progressive jackpot systems and is the principal independent supplier of such equipment to casino operators and the major gaming machine manufacturers.

  The Company's product lines are complementary and provide the casino operator with integrated, value-added solutions that can increase revenues and reduce costs. Our products are found throughout the casino, both on the floor and in the back office. For areas of the casino featuring gaming machines, the Company
(i) designs and manufactures customized interior signage as an extension of the casino's interior thematic design, (ii) provides progressive jackpot and bonusing systems that stimulate player wagering (in terms of the number of participants, the wagering level and the duration of play) and increase casino revenues and (iii) provides networks using proprietary software to link multiple gaming machines. Such networks facilitate, on a real-time basis, player tracking and data collection, which promote patron loyalty and enhance the cost effectiveness of casino marketing programs.

  As part of its proprietary gaming machine business, the Company develops and distributes several specialty gaming machines, including coin-push gaming machines, oversized slot machines and customized touch-screen multi-game and multi-coin video machines with second game bonus features. These products provide casino operators with greater product variety and opportunities for increased win per gaming machine.

  In September 1998, the Company acquired all of the outstanding stock of Progressive Games, Inc. (PGI) the developer of Caribbean Stud(R), as well as the two exclusive distributors of Caribbean Stud in the major markets of Mississippi and Louisiana, P&S Leasing Corporation, Inc. and P&S Leasing LLC ("P&S Leasing"). The Company's Caribbean Stud exclusive distribution rights are world-wide except for the state of California, Nevada and South Carolina. The Company paid an aggregate cash consideration of $35.8 million for PGI and $3.3 million for P&S Leasing.

  For table game areas, the Company develops and distributes proprietary versions of stud poker, draw poker and blackjack that incorporate networked progressive jackpot systems to create additional wagering opportunities and stimulate play. We own exclusive rights to the TableLink(TM) (formerly SafeGames(TM)) technology, a patented, state-of-the-art player tracking and information system for blackjack and other table games. In April 1998, the Company entered into a cross-licensing agreement with Harrah's Entertainment, Inc., one of the country's premier gaming companies. Under this agreement, the Company, using both its own technology and like technology being independently developed by Harrah's, will further develop the TableLink system, and Harrah's will field test and, assuming successful development and operation, will purchase and install TableLink in those of its casinos where it believes this system will improve its operations. Management believes that the TableLink technology enables the casino to more accurately recognize and reward players and enhances game security and integrity.

   We believe that Mikohn's principal business strengths include our demonstrated ability to supply the legal gaming industry with superior products, our worldwide manufacturing, sales and service facilities, our long-standing customer relationships, and our reputation for experience, competence, integrity and knowledge of how to successfully conduct business in the exceedingly complex regulatory environments of the numerous legal gaming jurisdictions into which the industry is segmented. Amplifying our strengths is the reality that any potential new competitor would face the formidable task of substantially duplicating them in order to successfully challenge us in the marketplace. The magnitude of this task in the regulatory area alone may be measured by the amount of time, energy, information and commitment required of applicants for licenses to conduct business with casinos and other gaming operators in the many disparate regulatory jurisdictions. Mikohn has applied for and been granted 128 licenses or equivalent authorizations in gaming jurisdictions around the world, and has never had an application rejected.

  The Company conducts its operations directly and, where circumstances recommend, through subsidiaries that are wholly owned except for the occasional foreign jurisdiction that requires a small number of qualifying shares of a subsidiary to be owned by a national of that jurisdiction. The Company's primary domestic subsidiaries are Mikohn Nevada, Progressive Games, Inc, MGC, Inc and Casino Excitement, Inc. The Company's primary foreign subsidiaries are Mikohn Europe, B.V., a Netherlands corporation, Mikohn Australasia Pty., Ltd., an Australian corporation and Mikohn South America, S.A., a Peruvian corporation.

  The Company's headquarters and its principal executive offices are located in Las Vegas, NV, where it maintains the largest part of its production facilities. Additional production facilities are located in Gulfport, MS and Rapid City, SD and sales, service and/or support offices are located in Nevada, Mississippi and eight additional states. The Company intends to close its Rapid City, SD plant in 1999 and to open a Hurricane, UT manufacturing facility in June, 1999. To better serve international markets we maintain comprehensive production, sales and service facilities in the Netherlands, Australia and Peru, and a sales office in Argentina. We employ approximately 800 people worldwide.

  The address of the Company's headquarters office is 1045 Palms Airport Drive, Las Vegas, Nevada 89119 and its telephone number is (702) 896-3890.

Overview of the Legal Gaming Industry

  The legal gaming industry has enjoyed extraordinary growth both domestically and internationally. From 1982 to 1996, the domestic gaming industry experienced a compound annual growth rate of 11.2%, realizing $47.6 billion in revenues in 1996. The percentage of households from which someone visited a casino to gamble increased from 17% in 1990 to 32% in 1996, representing over 36 million households and 176 million visits according to Harrah's 1997 Survey of Casino Entertainment. The increase in gaming demand results in part from the greater public acceptance of legal casino gaming. Research recently conducted by Yankelovich Partners, Inc. found that 92% of U.S. adults view casino gambling as an acceptable form of entertainment for themselves and others. This acceptance is reflected in the number of domestic jurisdictions in which casino gaming in some form is now permitted.

  Many foreign jurisdictions also have legalized or have expanded legal casino gaming in recent years. Significant foreign gaming jurisdictions now include Canada, Australia, New Zealand, France, the Netherlands, and various South American, Asian and Eastern European nations.

  The growth of legal gaming has resulted in a huge increase in the number of gaming machines, among them a host of video poker and other games as well as more traditional slot machines. Gaming machines are by far the most popular form of gambling; at the major Nevada and New Jersey casinos, they account for approximately two-thirds of total gaming revenues. These gaming machines, along with traditional casino table games such as blackjack, can be more accurately controlled and accounted for with the help of Mikohn's technologically innovative products and systems, and we believe our Company is well positioned to usefully and profitably serve this expanding market. The next large expansion of casino gaming is expected to take place in Detroit and California. In Detroit, the first of the city's three temporary casinos may open in late summer 1999. The more elaborate, permanent casinos are scheduled to open four years later. Recently, the voters in California approved Proposition 5 which allows casino style gaming on Native American lands. However, the California Supreme Court has ordered that the new law cannot go into effect; it stated that it needs time to decide whether Proposition 5 violates the state's constitution.

Competitive Strengths

  Management believes that the Company's competitive strengths include the following:

  Substantial Gaming Presence and Strong Relationships with Customers. The Company's products can be found in nearly every major domestic casino and in many major international casinos, including casinos operated by Boyd Gaming, Caesars, Circus Circus, Crown Casino, Harrah's, Park Place (formerly Grand Casino and Hilton/Bally's), Holland Casino, MGM Grand, Mirage and Station Casinos, and are sold to major gaming machine manufacturers including Alliance/Bally Gaming, Aristocrat, IGT, Sigma and WMS Industries. Management believes that the Company's interior signage is preferred by most developers of major new casino projects that employ extensive thematic design and by gaming machine manufacturers to merchandise progressive jackpot gaming machine networks. The Company's Caribbean Stud(R) is the most popular proprietary table game and is found in more than 370 casinos located in most major gaming jurisdictions. The Company's progressive jackpot systems for gaming machines and table games are the most widely used in the industry. The Company's proprietary player tracking software is among the most technologically advanced and has gained acceptance in new international markets, notably Canada, where there is need to network and monitor multiple sites involving thousands of gaming machines.

  Worldwide Distribution Capability / Diversified Revenue Base. The Company's revenues are highly diversified by customer and geography. The Company's products are distributed in more than 60 countries by the Company's own sales force as well as by independent sales representatives.

  Significant Recurring Revenue. Since 1993, the Company's objectives have included the development and expansion of its proprietary gaming machine and table game products and its progressive jackpot, bonusing and player tracking systems, all of which can be marketed through lease, license, structured participation and/or ongoing maintenance arrangements and all of which generate recurring revenue.

  Product Innovation and Technology Development. The Company focuses on developing technology platforms that can be utilized with multiple new and existing products. Progressive jackpot systems were originally developed for individual gaming machines, evolved into networks of multiple gaming machines linked to common jackpots and, most recently, have been enhanced with bonusing features, such as the Company's MoneyTime(TM) system, which increase the frequency of payouts among multiple players.

  The Company's TableLink technology and progressive jackpot table games platforms reflect the evolution and adaptation of technology for table games. PGI's side-bet progressive jackpot technology was originally developed for stud poker and, more recently, has been adapted for draw poker and blackjack. The TableLink technology, originally developed for blackjack tables, is in the process of being adapted for use with other popular table games, including baccarat and roulette. The Company's SuperLink(TM) and CasinoLink(TM) systems provide multi-site gaming machine monitoring, data collection, real-time player tracking and game management. These advanced systems have been installed in many large domestic and international gaming venues that employ state-of-the-art information technology to manage thousands of gaming machines at multiple locations.

  Significant Patent and Trademark Protection. The Company has secured and endeavors to secure exclusive rights in its proprietary games, electronics, bonusing and control systems, and displays, primarily by obtaining U.S. and foreign patents. The Company owns or holds exclusive rights to more than 45 issued patents (including continuation patents) and has more than 40 pending patent applications. In addition, the Company maintains trademarks relating to more than 45 products.

  Mikohn's U.S. patents and pending patent applications relate to, among other things, our Flip-It(TM) coin-push gaming machines, Mystery Jackpot(TM) system, MoneyTime system, jackpot features which may be incorporated into new or existing table games, and certain elements of our TableLink technology. We also holds rights (including license rights) to patents and pending patent applications relating to Harrah's Total Track(TM) and Mikohn's TableLink(TM) (formerly Safe Jack(TM)) systems.

  Our exclusive rights to patents and pending patents cover a number of its key products, including: (i) its method of playing Caribbean Stud(R); (ii) methods of playing progressive blackjack; (iii) methods of jackpot table gaming, including progressive jackpots; (iv) various types of apparatus used for jackpot table gaming, including progressive jackpots; and (v) methods of playing electronic poker with an optional side-bet for a progressive jackpot.

  We actively seek patent and trademark protection and vigorously enforce our intellectual property rights in all major domestic and international markets. Management believes that the Company's protection of its patents and trademarks and other intellectual property raises the barriers to entry for prospective competitors and results in higher marginal revenues than could be earned from non-protected products.

  Extensive Jurisdictional Approvals. Licensing or other regulatory approval is required of the Company and its senior managers, directors, key shareholders, gaming equipment components, proprietary gaming machines and table games. The Company is licensed in 20 states (including licensing with 76 Native American tribal lands within such states) and 5 foreign countries. In addition, the Company sells products in more than 45 additional foreign jurisdictions that do not require licensing approval. Management believes that the time and cost of seeking approval in multiple jurisdictions for any new product or market applicant present significant obstacles to entry or expansion.

Operations

  The Company's worldwide operations are concentrated in three principal business segments: (i) signs, (ii) gaming products and (iii) gaming operations. Set forth below is a description of each of the Company's three principal business segments. For the financial results by the Company's business segments see Note 16 - Business Segments of the Consolidated Notes to Financial Statements.

  Signs:

  Interior Casino Signage. Mikohn is the industry leader in interior casino signage in terms of product design, manufacturing capacity and worldwide distribution. The Company designs and manufactures interior signage and displays that are marketed and sold either as stand-alone signs or in combination with progressive jackpot systems.

  Interior casino signage differs in many respects from other forms of signage. Casino signage typically features intricately detailed artwork, is constructed in a wide variety of unusual shapes, is finished and detailed with more expensive and delicate materials than other types of signage and often is covered by an artistic finish such as polished aluminum or acrylic laminate. Laser printers are used to make sign faces which are then painted or laminated and color laser printers are used to make finished sign faces. The electrical components of the signs include fluorescent or incandescent back-lighting and a wide range of artistic lighting, including neon tubes, star-tubes and flashing incandescent lighting.

  Interior signage is used extensively in connection with the "theming" of interiors and the differentiation and identification of facilities. Custom processes enable us to conform signs to a casino's existing theme or to create distinctive themes for particular areas in a casino. Sales and creative personnel work closely with the customer in the development of the design plans. State-of-the-art installations by Mikohn may be seen in recently opened mega-casinos such as the magnificent Bellagio and Mandalay Bay resorts in Las Vegas and in the soon to open Venetian in Las Vegas, and also are seen in numerous other casinos in both domestic and foreign gaming jurisdictions.

  In 1999, the Company signed an exclusive contract with AVVA Technologies Inc. of Calgary, Alberta, to distribute that Canadian company's edge-lit signs to the casino industry through the Company's worldwide sales and marketing network.

  The average construction period for an interior signage project is approximately 6 to 8 weeks. The costs of interior signage projects vary widely, but most fall within a range of $100,000 to $4.0 million. We typically require a 50% downpayment before commencing manufacturing, with an additional 25% due at shipping and the balance due upon completion of the installation. While Mikohn's interior signage is increasingly being incorporated into large projects, remodeling and small projects continue to stimulate demand.

  The popularity and growth of progressive jackpots throughout the gaming industry have led increasingly to the incorporation of Mikohn's interior signage into the sophisticated merchandising programs of new mega-casinos and remodeling projects at older casinos. Mikohn believes that in 1998, revenues from the sale of interior signs that were incorporated into progressive jackpot systems comprised more than half of Mikohn's aggregate revenues from the sale of interior signage.

  Exterior Signage. Mikohn also designs, manufactures, installs and maintains exterior signage. These projects can vary from themed directional signage to multi-story, double-faced pylon signage such as the two new exterior signs at the Bellagio in Las Vegas. Mikohn targets the gaming industry for its exterior lighting and signage products and has supplied signs or lighting systems to major casinos in the U.S. and to a number of international customers.

  Mikohn has successfully developed MikohnVision(R), a full color low voltage exterior lamp bank video system that enables users to produce spectacular displays on huge screens in up to 16.7 million colors. Mikohn has filed applications for patents, one of which has issued and the balance of which remain pending, to protect various features unique to the MikohnVision system. MikohnVision makes it possible to offer real-time graphics, animation, text and video clips; to display photos, logos, video and real-time images; and to create instant, spectacular animations and messages at adjustable speeds. During 1998, the Company installed the MikohnVision system at the Aladdin in Las Vegas.

  The exterior signage business is much more competitive and therefore less profitable than interior signage. The sales price of exterior signage varies widely, although most contracts fall within a range of $200,000 to $2.0 million. Typically, Mikohn receives an initial deposit and additional payments during the course of design, manufacture and installation.

  Gaming Products:

  Progressive Jackpot System. A progressive jackpot system monitors play on one or more gaming machines and accumulates in real-time a predetermined percentage of each coin bet to create a jackpot. This jackpot increases continuously until it is awarded. The system then can be reset automatically to accumulate and present subsequent jackpots. Progressive jackpot systems can be either for a single machine or electronically linked with a number of gaming machines to generate an even greater collective jackpot. Progressive jackpot systems were originated to create larger jackpots so as to contribute added excitement to the game and provide an incentive for players to play the maximum number of coins. Management believes that progressive jackpots can increase the revenues from gaming machines by 15% to 30%.

  Mikohn's progressive jackpot and bonusing systems typically are comprised of three components: controllers, a color display of light emitting diodes ("LEDs") and accompanying software. The controllers draw data from the linked gaming machines and continuously update the amount of the progressive jackpot from a number of games. This information is flashed in real-time to the electronic displays in and around carousels of participating machines, accompanied by graphics, animation and sound effects. The software enables the casino operator to program the controllers and displays and to set various game options. The electronic displays capture and maintain a player's interest by continuously showing on a real-time basis the current amounts of the progressive jackpot and subsequently by celebrating when a jackpot is hit.

  Although controllers, displays and software are all included in every Mikohn progressive jackpot system, controllers and displays also are sold separately to gaming machine manufacturers and casino operators. The software used to program the displays and controllers and monitor the systems and machine usage is proprietary, thereby inhibiting the operator from substituting components made by other manufacturers. Mikohn's progressive jackpot systems can be connected into multi-site progressive links among multiple casinos. The operator of the gaming machine, not Mikohn, is responsible for the payout of all jackpots.

  Controllers.  Mikohn's proprietary controllers are designed to be compatible
  ------------
with the gaming equipment made by the major gaming machine manufacturers, including Aristocrat, Atronic, Alliance/Bally Gaming, Novomatic Industries ("Novomatic"), Sigma, Universal de Desarrollos Electroonicos, S.A. ("UNIDESA/ Cirsa"), WMS Industries and the industry giant, IGT. Mikohn's controllers are licensed in every major gaming jurisdiction. Management believes that Mikohn has the largest installed base of controllers in the industry. The sale of Mikohn's controllers for a progressive jackpot system is frequently accompanied by the sale of Mikohn electronic displays for such system.

  Electronic Displays.  Management believes that Mikohn's electronic displays
  --------------------
are installed with most gaming machines manufactured by Alliance/Bally Gaming, Aristocrat, IGT, Novomatic, Sigma, UNIDESA/Cirsa and WMS Industries. Mikohn's electronic displays are in casinos in virtually every major gaming jurisdiction throughout the world. The Company produces alphanumeric and graphic electronic displays for use in real-time applications with all major brands and models of gaming machines.

  Mikohn manufactures displays in the widest variety of sizes and designs in the industry to accommodate the technical, aesthetic and price requirements of its casino customers. Overhead displays, which are typically integrated with customized casino signs manufactured by Mikohn, are used by casinos to attract attention to machines offering progressive or bonus jackpots and to celebrate winners. Once the player begins to play a gaming machine linked to a progressive jackpot system, a display installed on or in the gaming machine maintains the player's interest by continuously showing on a real-time basis the current amounts of the increasing progressive jackpots or other merchandizing bonus messages.

  Mikohn's displays primarily use LEDs which can be turned on and off approximately 100 times per second and can be programmed to display information in a wide variety of formats, including flashing, traveling from side to side, odometer (high speed odometer good for wide area applications), pulsating, scrolling up or down, painting (each character is formed from the top down), morphing and dancing colors (each character alternates color). LEDs also can utilize foreground or background color, user selectable and downloadable font and text justification. Cells of LEDs may be combined to display characters and graphics in a variety of sizes ranging from small to very large. The Company supplies displays for IGT's most popular wide-area progressive systems.

  In addition to the Company's proprietary line of LED displays, Mikohn now offers casinos the ability to attract players using the latest in high resolution plasma displays. Utilizing Mikohn's PC based PlasmaPack(TM) controller, casinos can run real-time applications such as bonusing and progressives on large, high-resolution plasma displays.

  Due to the flexibility of the Company's software, we have been able to implement our competition's software protocol so that our displays can still be sold even when we are not the chosen progressive system vendor.

  Software.  Each progressive jackpot system that Mikohn sells includes
  ---------
application software that enables the casino operator to program the controllers and displays and set various game options. Mikohn designs software for use in connection with its progressive jackpot system. The software permits the casino operator to set jackpot frequencies and levels in response to competitive factors and variations in customer demand and to set a maximum amount to be displayed as a jackpot (which effectively limits the casino's liability in the event of a programming or technical error). The software is programmable to accommodate a variety of international currencies, and is supplied either on a diskette for installation on the casino's stand-alone personal computer or on a memory card sold by Mikohn for installation in a palmtop computer.

  Mikohn's SuperLink software package supplies a comprehensive, multi-faceted system for managing a progressive jackpot network from a central location. The SuperLink system consists of Mikohn bonus and/or standard progressive controllers, a Mikohn smart interface board for each machine and a PC hosted monitoring system. The system PC provides reports and statistics of bonus game play and features screens for configuration and set-up. The system links the interface packages of electronic displays, controllers and software into one total integrated package, permitting centralized control and facilitating the operation, programming and monitoring of progressive jackpots and bonuses. As a result, management believes that the SuperLink system enables casino operators to manage their slot machines with greater efficiency, and increases productivity, enhances security and reduces costs. Moreover, the SuperLink system, with its built-in flexibility, is a system that will enhance both existing and new gaming machines with new progressive, bonusing and merchandising features, including Mikohn's MoneyTime, Mystery Jackpot and Bonus Jackpot(TM). Since its introduction in May 1996, the SuperLink system has been sold to and installed in eleven casinos. Major installations include the Beau Rivage in Biloxi, MS, the Monte Carlo, New York-New York, The Orleans, The Reserve and Venetian in Las Vegas, NV, the Station Casino Kansas City in Kansas City, MO and the Mohegan Sun Resort in Uncasville, CT.

  Bonusing Systems. A bonusing system provides a cash bonus which can be random or preset separate from the normal payout for a winning combination. While bonus amounts are typically lower than the top pay of the game, the frequency is high, providing a valuable merchandising tool for stimulating, extending and increasing the rate of play.

  Bonus Jackpot provides a random cash bonus along with the normal payout for a winning combination. Any or all of eight progressive pay levels may be selected as the bonus level and up to eight random bonuses can be set for each selected level. Bonus Mystery Jackpot(TM) is a progressive system that rewards patrons at random according to a fixed pay schedule. The bonus is triggered when the mystery (hidden) jackpot reaches a random level within a specified range. Once a winner is identified, a payout is randomly selected from one of eight awards. Mystery Jackpot awards a player a progressive jackpot just for playing with no winning reel combination or minimum coin-in required. The range for the jackpot can be configured by the operator and the system randomly selects a jackpot amount within that range and awards the jackpot via the credit meter to the player.

  Controllers and displays are designed by Mikohn and assembled using components manufactured to its specifications by various suppliers. A standard controller can link up to 32 gaming machines and sells for approximately $1,500 (proprietary software included). The Company's newest controllers can link up to 96 gaming machines and sell for approximately $2,000. Mikohn's most popular types of LEDs sell in the $5,000 to $10,000 range, depending on specifications. A basic progressive jackpot system sells in the $8,000 to $10,000 range. A basic bonusing system sells in the $25,000 to $30,000 range. After analyzing the operating results of its initial MoneyTime system installed at New York-New York, management concluded that this product was well suited for, and would generate enhanced and recurring revenues through, lease, license and structured participation arrangements. Mikohn's progressive jackpot systems are often sold in combination with its interior casino signage to provide the casino operator and gaming machine manufacturer with customized merchandising solutions for the gaming machine area of the casino. In each case, installation and signage are extra and are a source of significant additional revenue to Mikohn. Because of the customization involved in signage, the sales price of signage typically exceeds the sales price of the system.

  Player Tracking and Data Collection Systems. Mikohn develops and markets automated data collection systems for player tracking and accounting for gaming machines. These products include Mikohn's patented CasinoLink technology.

  Data collection control systems automatically collect play data about each gaming device. This information is transmitted to a central computer system where it is available to the casino manager and stored for future analysis and reporting. Gaming machines can be networked to monitor all machine functions including coins deposited in the machine, coins paid out of the machine, number of games played, jackpot occurrences and other machine functions.

  Player tracking systems collect performance data about individual players or groups of players. The player tracking system builds upon the casino accounting system to gather and record information about individual players. Using the information gathered by the player tracking system, the casino can reward a patron, much like an airline's "frequent flyer" program. Each customer who elects to enroll as a casino "slot club" member is given a plastic card that uniquely identifies the "slot club" member to such casino. The player inserts the card into an electronic card reader on the gaming machine and the system automatically records the player's level of play. The casino management can use this information to provide special incentives and rewards to individual players or groups of players. Mikohn has no responsibility for the actual operation of a casino's "slot club."

  CasinoLink.  CasinoLink system is the first system which integrates the
  -----------
advanced features of the Microsoft(R) Windows NT(R) platform in a gaming machine accounting, player tracking and game management module. The advanced technology of the CasinoLink system provides real-time information on player activity, casino revenues and cashier functions, monitors gaming machines and table games, and has the capability to network multiple sites. The system tracks gaming machines, keno and bingo and is available from remote terminal units that allow casinos to access player related information, such as a player's game preference and wagering history. The CasinoLink advanced tracking system enables casinos to make informed decisions by offering players complimentary benefits commensurate with their play.

  The CasinoLink system is installed throughout the gaming operations of 16 accounts worldwide. In the United States, CasinoLink is utilized in a single-site capacity by operators in Nevada, Colorado and Oregon. Mikohn holds the dominant share of the gaming system market in Canada, with multi-site CasinoLink installations in the provincial lottery corporations of Alberta, British Columbia, Ontario and Saskatchewan. The European market is home to single-site CasinoLink installations in Finland, Hungary and Greece and 2 multi-site operations, including a city-wide progressive jackpot network in St. Petersburg, Russia and an enterprise-wide installation at Holland Casino. We have entered into a development agreement with Holland Casino, which operates ten casinos in the Netherlands, for the development and installation of a casino management system networking 4,000 gaming machines. Mikohn installed the first CasinoLink system under this agreement in May 1998, and to date, six casinos are up and running.

  Mikohn has also reached a definitive agreement with Australia's largest private company, Tattersall's Holding Pty., LTD., covering the installation of a CasinoLink system networking multiple gaming machines at multiple sites in Queensland, Australia. Lastly, Mikohn made its systems debut in the Asian gaming market this year through an agreement with SRDM covering a 12-site progressive link in Macao. In total, existing CasinoLink contracts span approximately 30,000 gaming machines in more than 220 locations.

management believes that the installations covered by these contracts will be completed by mid-2000.

  Oversized Gaming Machines. In 1994, Mikohn entered into an exclusive license agreement with IGT to manufacture and distribute oversized and giant gaming machines known as Mini-Bertha(TM) and Colossus(TM), respectively. Under the terms of the license agreement with IGT, Mikohn has exclusive worldwide distribution rights. These oversized gaming machines come in electronic video and slot-reel formats, feature many of IGT's popular games and can be linked within a casino on a progressive network. These oversized gaming machines provide greater visual appeal and variety, and management believes that they generate a greater win per machine than conventional gaming machines. The machines are available for sale, lease or license and IGT receives a royalty based upon the income derived from the machines that are placed. The revenues relating to these machines as reported by Mikohn in its financial statements are net of such amounts paid to IGT. See Gaming Operations.

  Keno. Mikohn has a licensing agreement with XpertX, Inc. ("XpertX") covering the exclusive worldwide distribution rights (except for Nevada) to the XpertX(TM) keno system. Mikohn has non-exclusive distribution rights in Nevada, other than the counties of Washoe (including Reno), Douglas and Carson City, where XpertX retains all rights. Key features of this keno system include player tracking (player account information, player trip history, play and win amounts and buy-in limits); advanced customized reporting (customized audit/management reports and inter-property progressive capabilities); display functions (in-room television keno display and advertising options); and built-in diagnostic software and disc mirroring features.

  Touch-Screen Multi-Game and Multi-Coin Video Machines. In July 1997, Mikohn acquired the intellectual property rights to P&M Coin's touch-screen multi-game video machines. These games, called Mikohn Classics(TM), can be customized from 44 available games and encased in various thematic cabinets to increase casino floor game variety and entertainment. The importance of gaming diversity on the floor has resulted in an increase in the demand for multiple game and game-within-a-game concepts through a single machine. Mikohn's multiple game video machines provide a number of game options for the player, and the casino can vary the number and types of games offered per machine. Mikohn manufactures these games and, other than limited exclusions in Nevada, holds exclusive worldwide distribution rights to them. Anticipating the latest emerging trends, the newest versions of the Mikohn Roll `N Bonus(TM) series emphasize multi-line, multi-coin games for individual players. Each game utilizes unique line and betting configurations and provides new graphics, bonusing and special sound packages. These new games are scheduled to make their debut in Nevada in the second quarter of 1999.

  Surveillance and Security Systems. Mikohn engineers, designs, installs and maintains surveillance, security and communications systems for casinos, hotels, and other private and governmental facilities. The surveillance and security systems integrate equipment supplied by a number of manufacturers. Most surveillance and security systems contracts are awarded as part of a construction bid or major renovation project, and typically include equipment and installation. Additional revenues often are derived from component sales that upgrade existing systems.

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

  Gaming Operations:

  In recent years, proprietary games have become an increasingly important segment of the Company's business. In 1993, Mikohn established its games division to develop, acquire, manufacture and distribute proprietary games, machines and tables. We have devoted increased attention to the games division because of the high recurring revenue and profit margin potential in this business line. The Company owns or licenses the rights to several categories of proprietary games, including progressive jackpot table games, coin-push gaming machines, oversized gaming machines and touch-screen multi-game video machines. The Company places its proprietary games in casinos under sale, license, lease or structured participation arrangements. Sales of proprietary games are included in Gaming Products while license, lease or structured participation in revenues are included in Gaming Operations.

  Set forth below is a description of some of the Company's significant proprietary gaming machines and table games that are placed under license, leased or structured participation arrangements.

  Progressive Jackpot Table Games. As noted above, in September, 1998, the Company acquired PGI and two of its distributors. With these acquisitions, the Company gained the rights to Caribbean Stud, Caribbean Draw(R), Progressive Blackjack(TM) and Progressive Super Sevens(TM). Prior to the acquisition, Mikohn was a distributor for PGI in several jurisdictions. Each of these games has a progressive side-bet feature. We expect our player-appealing signs to help bring the same excitement to the table games business that we added to the gaming machine business.

  Caribbean Stud.  Caribbean Stud is one of the most popular table games in the
  ---------------
gaming industry and the most popular proprietary table game. There are more than 900 Mikohn Caribbean Stud tables in service in 38 jurisdictions world-wide. Caribbean Stud(R) allows a player to make two wagers, one that pays if the player's hand beats the dealer's hand and one that pays either a flat fee or a portion of a progressive jackpot if the player receives a flush or better. In order to win 100% of the jackpot, the player must have placed the progressive side-bet and have a royal flush. Progressive bet payouts of lesser amounts are awarded for a straight flush, four of a kind, full house and flush. Caribbean Stud table games have been available in casinos since 1988.

  Caribbean Draw.  Caribbean Draw resembles Caribbean Stud(R) and includes its
  ---------------
progressive side-bet feature, but the player has the opportunity to exchange up to two cards originally dealt for new cards, as in a standard draw poker game. Caribbean Draw(R) was developed in 1996 by PGI and patents are pending in the US and foreign jurisdictions.

  Caribbean Stud and Caribbean Draw can be linked together to feed the jackpot and create additional player interest in the games.

  Wild Aruba Stud(TM).  Wild Aruba Stud is Mikohn's latest offering in this line
  --------------------
of poker games. Wild Aruba Stud is a variation of 5 card stud poker. Each player makes an ante bet and may fold or call with an additional back bet of twice the ante. The game uses Wild Deuces to increase the fun and allow for strategic bluffing. The dealer qualifies with a pair of eights or better. A player who makes the additional progressive bet can win all or part of the progressive jackpot even if he loses the hand. Wild Aruba Stud can also be linked to the same progressive jackpot as Caribbean Stud and Caribbean Draw. Wild Aruba Stud has been submitted for regulatory approval in most jurisdictions and is expected to be approved in most areas by the second quarter of 1999.

  Progressive Blackjack / Progressive Super Sevens.  Progressive Blackjack and
  -------------------------------------------------
Progressive Super Sevens fill out the rest of the current Mikohn table game line-up. Progressive Blackjack and Progressive Super Sevens are played as basic blackjack games with an optional progressive side-bet. Players receive jackpot payments determined by a payout formula based on certain card combinations which may be dealt to a player. Casinos benefit from the game because of the additional volume and win created with the increased excitement produced by the jackpot feature.

  Mikohn places table games directly with casino operators for a monthly license fee that is either a fixed rate per table or a participation agreement. Most of the agreements with the casinos are for three year terms with a 30 day early cancellation clause. As of December 31, 1998, Mikohn had 1,003 revenue producing table games installed.

  Mikohn does not have the rights to Caribbean Stud(R) in Nevada and in California has only limited rights that do not permit the distribution of the game in its present configuration. Another party holds the rights, in Nevada only, to Caribbean Stud(R) and any games that this party may devise using the Company's Caribbean Stud(R) patents.

  New Table Games in Development. Mikohn has several new games in development that will be submitted for regulatory approval in 1999.

  Tre' Card Stud(TM).  Tre' Card Stud is a new three card stud game.  This is a
  ------------------
fast-paced, fun game in which all hands including the dealer's hand have only three cards. Players ante one unit to receive hands of three cards, face-down, and at this point may either call with a bet of two units (twice the ante) or fold. The dealer needs a certain combination of cards to play. A progressive bet may be made for bonus jackpots on certain hands. This game will be submitted for regulatory approval early in 1999.

  Coin-Push Gaming Machines. In 1995, Mikohn acquired the exclusive U.S. patent rights to an electromechanical coin-push gaming machine, known as Flip-It, that it now manufactures and distributes. Mikohn leases or licenses Flip-It to operators on a participation or fixed rental basis that produces a recurring revenue stream. Currently, Flip-It games have been approved for play in Nevada, where Mikohn participates in the casino revenues generated by the game, and in Michigan, Mississippi, New Mexico and Uruguay, where Mikohn leases the game for a flat rental. During the last three years, there has been a general decline in the number of Mikohn's Flip-It coin-push gaming machines in service. Management believes that the decline in the number of Flip-It games is due in part to the level of maintenance that has been required for the mechanical components in this coin-push machine. We are in the process of developing an electronic version of the game, which management believes will have greater reliability and correspondingly increased casino acceptance.

  MoneyTime. MoneyTime is a new branded progressive jackpot system developed by Mikohn in 1997. It uses bonusing to initiate, extend and increase play. Typically, 40 gaming machines are configured in a carousel with extensive overhead thematic signage manufactured by Mikohn promoting the MoneyTime progressive jackpot system. Each such gaming machine is linked into one MoneyTime system. When the progressive pool generated reaches a randomly determined level within a specified range, the system triggers a bonus mode in which multiple players are awarded portions of the jackpot in rapid succession. Management believes the average win per unit is higher on its MoneyTime machines than on similar machines located in casinos that are supplied by others.

  The MoneyTime name is used to identify the system in all casinos in which it has been installed. MoneyTime is in operation at New York-New York and the Imperial Palace in Las Vegas, Nevada, at Native American casinos in New Mexico and Michigan, at the Sands Regency in Reno, Nevada, at Boomtown in Biloxi, Mississippi, at a casino in Windsor, Ontario and at the Lodge in Blackhawk, Colorado. It was also installed at the Beau Rivage in Biloxi, Mississippi and Fitzgeralds in Reno, Nevada during in the first quarter of 1999. Mikohn has been awarded 14 contracts to install its MoneyTime system and has already installed it on approximately 419 gaming machines. When Mikohn completes all of these installations the MoneyTime system will have been installed on approximately 532 gaming machines. We derive recurring revenues from all MoneyTime games, but the Company is not responsible for the payout of any jackpots. In Nevada we participate in the gaming revenues from the MoneyTime game; in other jurisdictions we receive fixed lease payments. For those casinos with which Mikohn has a lease, license or other structured participation arrangement, we bear the cost of the machines, customized interior signage and electronics in exchange for the monthly fee.

  Hot Potato(TM). Mikohn's newest bonusing jackpot system, to be launched in 1999, is Hot Potato. Hot Potato is designed to operate on IGT's Vision gaming machines, which are IGT's latest and most technologically advanced machines. Hot Potato is a multiplier bonus system.

  TableLink. Mikohn develops and markets automated data collection systems for player tracking and accounting for table games. These products include the Company's patented TableLink technology.

  In 1995, Mikohn acquired the exclusive worldwide rights to develop, manufacture, market and distribute the TableLink technology, a player tracking and data collection system for table games. Management believes that the technology enables the casino to recognize and reward players, and enhances game security and integrity. The TableLink technology employs (i) special casino chips that incorporate computer microchips which transmit encrypted radio frequency signals, (ii) sensors at each player position at the table, (iii) player identification card readers, (iv) optical readers for card game applications, (v) table computer displays and (vi) proprietary software networked to a central data collection point. Information is compiled by patented instruments and computer and sensor technology which electronically track all bets in real-time as the chips are placed, producing a record of each game. In addition to providing player tracking, chip tracking and game tracking, the technology can be used to integrate a progressive jackpot system with other table games to stimulate player excitement and improve revenue production. The technology used in the TableLink system, for the first time, provides casino operators with real-time accounting of the play of each table game player. Improved accuracy and player initiated ratings not only are very useful to the casino in identifying and directing complimentary benefits to the customer, but improve customer loyalty. It also redirects supervisor time from administrative to customer relationship tasks.

  The benefits of accurate data collection and player tracking for a network of gaming machines are also available on table games with TableLink. Players initiate their ratings using their player cards when they begin play. The TableLink system tracks the time played, wagers made and game results. The information can be interfaced with the casino's main database and used for rewarding patrons as well as building marketing information. TableLink is available in three tiers: PT (Player Tracking), CT (Chip Tracking) and GT (Game Tracking). TableLink PT is the base product on which the CT and GT products offerings are built.

  Management believes TableLink has the potential to become one of the most important technological advances in casino gaming since the introduction of microprocessors in gaming machines. Blackjack is the world's most popular table game and there are, management believes, approximately 20,000 tables in use worldwide. Management believes that Mikohn's TableLink technology can be adapted for use with other popular table games, including baccarat and roulette.

Working prototypes for baccarat have been exhibited at gaming trade shows.

  In April 1998, the Company announced that it had entered into a definitive agreement with Harrah's pursuant to which Mikohn acquired the exclusive U.S. rights to Harrah's patented Total Track player tracking and management information system. Harrah's is committed to the installation by Mikohn, on a minimum of 100 table games in several of Harrah's casinos, of a table game tracking and accounting TableLink system. The Company has also entered into a development agreement with Gaming Casino Systems (GCS), developer of the PitTrak(TM) system installed on 200 tables at Star City Casino in Australia. This agreement gives Mikohn exclusive U.S. rights to PitTrak and among other things allows us to utilize the efforts and resources of GCS to incorporate PitTrak into the TableLink system.

  Mini-Bertha. The Company has entered into an agreement with IGT for a $5.00 denomination wide-area progressive on the Mini-Bertha platform. This product is scheduled for the third quarter 1999. See discussion of Gaming Products above.

Competition

  The markets for the Company's products are highly competitive. The Company competes with a number of developers, manufacturers and distributors of products similar to those that the Company produces and distributes. Some of these competitors are larger and have greater access to capital resources than the Company. The Company's future performance may be affected by numerous factors, some of which are (i) the continued popularity of the Company's existing products and its ability to develop and introduce new products that gain market acceptance and satisfy consumer preferences, (ii) the Company's ability to maintain existing regulatory approvals and obtain future approvals in order to conduct its business and (iii) the Company's ability to enforce its existing intellectual property rights and to adequately secure and enforce such rights for new products and obtain future approvals.

  Many of the Company's products require regulatory approval. Management believes that the amount of time and money consumed in the course of obtaining licenses in new jurisdictions and new product approvals in multiple jurisdictions constitute significant obstacles to entry or expansion by new competitors. In addition to regulatory constraints, the Company's exclusive patents and trademarks protect its proprietary products. The Company actively seeks patent and trademark protection and vigorously enforces its intellectual property rights in all major domestic and international markets.

  Signs:

  Management believes that Mikohn is not only the leading worldwide manufacturer of interior casino signs; it is also the dominant competitor in this specialized market and is recognized as the industry leader in technology integration, artistic concepts, library of designs, creative staff, distribution network and structural design, all of which are essential to the more complex thematic signage found in the new mega-casinos. These factors, in the aggregate, create significant obstacles to entry by new competitors. Competitors in the interior sign business include Casino Data Systems (CDS), Young Electric Sign Company (YESCO), B&D Signs and A.C. Coin & Slot Company. The market for exterior signs and exterior lamp bank video systems is highly competitive. YESCO is the dominant firm in this market.

  Gaming Products:

  In the electronics, bonusing and control systems market, management believes that the Company's components for progressive jackpot systems have the highest market share and name recognition in the industry. The primary competitors for the Company's progressive jackpot system components are CDS and Acres Gaming (Acres) (see "Legal Proceedings"). Although IGT currently uses the controllers and software it manufactures solely in connection with its own proprietary gaming machines, there can be no assurance that IGT will not commence sales of such components to other gaming machine manufacturers and casino operators. In the placement of progressive jackpot bonusing systems, the Company competes with Acres and the major gaming machine manufacturers who have developed their own proprietary gaming products that incorporate progressive jackpot bonusing systems into their games.

  Mikohn's CasinoLink system competes against systems from Alliance/Bally Gaming, Acres, CDS, IGT and, to a lesser extent, Gaming Systems International. This market is highly competitive. Pricing, product features and functions, accuracy and reliability are key factors in determining a provider's success in selling its system. Due to the high initial costs of installing a computerized monitoring system, customers for such systems generally have tended not to change suppliers once they have installed such a system. Future growth will be based on penetration of the international markets and further expansion in the established and emerging markets, as well as continued development efforts by the Company to provide customers with new and innovative hardware and software products. Management believes that the Company has a competitive advantage because its CasinoLink system, the first player tracking and accounting control system currently available using the Microsoft Windows NT platform, provides greater ease of use and the ability to link multiple sites.

  In the gaming machine market, for product sales under Gaming Products and, for lease and participation from products included under Gaming Operations, the Company competes against major gaming machine manufacturers as well as manufacturers of specialty gaming products. The major gaming machine manufacturers are Alliance/Bally Gaming, Aristocrat, Atronic Casino Technology, Ltd., IGT, Novomatic, Sega Enterprises Ltd., Sigma, UNIDESA/Cirsa, Universal Distributing of Nevada, Inc., Powerhouse Technologies, Inc. and WMS Industries. Although these major gaming machine manufacturers compete against the Company directly with specialty gaming products and indirectly with mass market gaming products (a market in which the Company does not compete significantly), management believes that the Company competes most directly against other specialty gaming machine manufacturers, such as Anchor Gaming Company, A.C. Coin & Slot Company, CDS, Innovative Gaming Corporation of America and Shuffle Master. In addition, other technology-oriented companies, such as Silicon Gaming, Inc., have entered or may enter the gaming machine business. Specialty gaming product manufacturers compete primarily on player appeal and the resulting relative win per unit generated for the casino. Management believes that the Company is in a strong competitive position in the specialty gaming product market because of its extensive distribution network and historic customer relationships across a number of diverse product lines.

  Gaming Operations

  In the proprietary table game market, PGI, which the Company acquired in 1998, is the premier designer, manufacturer and distributor of proprietary progressive jackpot table games, and we believe our patents create a barrier to the development of competing table games with progressive or electronically enhanced side-bet features. The only significant competitor in proprietary table games is Shuffle Master, which markets the Let It Ride(TM) games. We believe that the Let It Ride games infringe on some of our patents, and this matter is the subject of litigation commenced by PGI against Shuffle Master. See "Legal Proceedings."

  Mikohn's TableLink technology is unique in its ability to automatically capture and record exact wagering information in real-time. This information includes the exact amount wagered, a critical element that gaming operators traditionally have had great difficulty in ascertaining and confirming. Management believes that there currently is no other system on the market that has the ability to identify and record all wagers placed, all cards dealt and the results of each hand played. Prior to the introduction of the TableLink technology, casinos could only estimate the amounts wagered. Mikohn holds exclusive worldwide rights to this system. A patent protecting the system and several of its unique features has been issued in a European jurisdiction, and patent applications are pending in the U.S. and many other foreign jurisdictions, thereby creating a significant barrier to entry for potential competitors.

Manufacturing

  The Company's several manufacturing facilities are primarily manufacturing, assembly and subassembly operations. Most manufacturing relates to the interior sign business, but we also assemble exterior signs, electronic displays and controllers, proprietary games and surveillance and security systems. We routinely contract with outside vendors for assembly services to keep idle production capacity to a minimum and maintain a constant level of employment. A modern, computerized material requirements planning system is used to schedule production and to ensure that inventory levels are adequate to meet customer demand. The table below lists the Company's several manufacturing, administrative, engineering and service facilities.



==================================================================================================================
                                                                         Area
                       Location / Activity                            (Sq. Ft.)               Owned / Leased
                       -------------------                            ---------               --------------
Las Vegas, NV - Corporate Administration                                 36,429                    Leased  *
Las Vegas, NV - Interior Signs - Manufacturing                           47,350                     Owned
Las Vegas, NV - Exterior Signs - Manufacturing                           45,976                     Leased
Las Vegas, NV - Games And Electronics - Manufacturing                    85,638                     Leased
Las Vegas, NV - Engineering And Service                                  30,500                     Leased
Las Vegas, NV - Slot Glass / Human Resources                             17,225                     Leased
Las Vegas, NV - Sculpture - Manufacturing                                12,500                     Leased
Reno, NV - Administration / Service                                      19,222                     Leased
Rapid City, SD - Manufacturing  **                                       48,881                     Owned
Gulfport, MS - Manufacturing                                             28,000                     Owned
St. Charles, MO - Service                                                13,740                     Leased
Ft. Lauderdale, FL - Service                                             11,000                     Leased
Albuquerque, NM - Service                                                 4,500                     Leased
Golden, CO - Service                                                      3,000                     Leased
Egg Harbor, NJ - Service                                                  2,800                     Leased
Sydney, Australia - Manufacturing                                        24,750                     Leased
Amsterdam, The Netherlands - Manufacturing                               20,000                     Leased
Lima, Peru - Manufacturing                                               35,674                     Leased
                                                                         ------

*   Purchase is in escrow which is scheduled to close in April
**  Expected to close in 1999                                           487,185
                                                                        =======
==================================================================================================================

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

  The Company and its distributors service the Company's progressive jackpot products, and the Company, a subcontractor or the customer typically services the Company's interior signs. The Company performs maintenance on exterior lighting and signs, typically under multi-year contracts, and provides limited warranties on most of its progressive jackpot and interior sign products.

Research and Development

  During the fiscal years ended December 31, 1998, 1997, and 1996, the Company expended approximately $5.5 million, $3.9 million, and $3.1 million, respectively, on research and development activities.

  As previously noted, the casino gaming industry is intensely competitive, for which reason casinos constantly seek out, evaluate and introduce new and upgraded gaming products in an effort to attract and retain gaming customers.
An important part of the Company's strategy is to provide its casino customers with new and upgraded products, games and services that enhance their revenue stream and facilitate operating efficiencies. The Company's current emphasis in research and development is the enhancement of the CasinoLink system, the development of the TableLink system and the development of new game machines and progressive table games.

Employees

    On February 11, 1999, the Company had a worldwide total of 779 employees, of whom approximately 374 were in manufacturing, 65 were in sales and distribution, 52 were in art/CAD design, 130 were in installation and service, 56 were in research and development and 102 were in administration. Of that total, 89 were
in management.   A total of 104 of the Company's employees, all of whom are employed in its exterior signs operations in Las Vegas and Atlantic City, are represented by unions. We consider our relationships with our employees to be good.

Backlog

  As of December 31, 1998, 1997, and 1996, the Company had backlogs of orders, believed to be firm, of $22.0 million, $19.4 million, and $18.5 million, respectively. Orders in the backlog at December 31st typically are filled within 120 days.

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

  The Company, directly and through subsidiaries, has authorizations that enable it to conduct its business in various jurisdictions, subject in each case to the conditions of the particular authorization. These conditions may include limitations as to the type of game or product the Company may sell or lease, as well as limitations on the type of facility (such as riverboats) and the territory within which the Company may operate (such as tribal nations). Jurisdictions in which the Company (together with its subsidiaries, and specific personnel where required) has authorizations with respect to some or all of its products and activities include Nevada, South Dakota, Mississippi, Iowa, Missouri, Oregon, Louisiana, Colorado, Illinois, Washington, Arizona, Connecticut, Montana, New Jersey, North Carolina, North Dakota, New Mexico, Kansas, Minnesota, Indiana, Michigan, New York, Wisconsin; the Canadian provinces of Alberta, Manitoba, Nova Scotia, Quebec, Saskatchewan, British Columbia and Ontario; the Australian provinces of New South Wales, Victoria, Queensland, Northern Territory, Western Australia and Australia Capital Territories and Tasmania; New Zealand; Mpumalanga, South Africa and Greece.

  The Company has a provisional license in Puerto Rico, which permits the Company to transact its business pending completion by the jurisdiction of its processing of the Company's completed license application.

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

  Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct, by which anyone obtains control, may not lawfully occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must meet the strict standards established by the Nevada Board and the Nevada Commission prior to assuming control of a Registered Corporation. The Nevada Commission also may require persons who intend to become controlling stockholders, officers or directors, and other persons who expect to have a material relationship or involvement with the acquired company to be investigated and licensed as part of the approval process.

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


Item 2.  Properties

    The properties the Company owns and leases are listed in detail in the table under the heading "Business Manufacturing", above. The Company has announced its plans to close the Rapid City, SD facility and intends to open a Hurricane, UT manufacturing facility in June, 1999. In Nevada, the Company currently leases 11 facilities, nine of which are currently occupied by the Company.
These leases expire over various periods through the end of 2004. The Rapid City facility as well as the Las Vegas and Gulfport interior sign manufacturing facilities are owned by the Company.

  The Company leases sales, service and/or support offices and other facilities in New Jersey, Minnesota, Missouri, Florida and Colorado as well as several small service properties. These leases expire on various dates through the end of 2001.

  The Mikohn Lighting and Sign facility in Las Vegas is located on property leased from a company owned by the John Renton Young Trust. The Company is in process of acquiring the facility which is scheduled to close in April 1999. See "Notes to Consolidated Financial Statements" at Note 1-Organization.


Item 3.  Legal Proceedings

  The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees, and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations including those as noted below.

  On October 2, 1997, the Company filed suit against Acres Gaming, Inc. ("Acres") in the U. S. District Court, Las Vegas, Nevada seeking a declaratory judgment that its MoneyTime system does not infringe a patent issued to Acres in August 1997 (U.S. Patent No. 5,655,961) and that the Acres patent is invalid (the "'961 Action"). In the '961 Action, the Company asserts claims for relief against Acres for tortious interference with business relationships, tortious interference with prospective business relationships, and trade libel; Acres counterclaimed for patent infringement. Two subsequently filed actions in the same court involving two subsequently issued patents (U.S. Patent Nos. 5,741,183 and 5,752,882), one filed by the Company against Acres and one filed by Acres against the Company, Casino Data Systems ("CDS"), Sunset Station Hotel & Casino and New York-New York Hotel & Casino, involve claims for patent infringement, non-infringement and invalidity similar to the claims asserted in the '961 Action (the "'183 Action" and the "'882 Action"). The '183 Action and the '882 Action have been consolidated with the '961 Action (the three actions hereafter referred to as the "Consolidated Action"). Discovery in the Consolidated Action closed on February 26, 1999, and the court has required that all dispositive motions be filed by April 1, 1999. No trial date has been set. Management believes that the Company will prevail in the Consolidated Action.

  On October 13, 1998, Acres brought suit against the Company and CDS alleging, as against the Company, that the MoneyTime system infringes a patent (U.S. Patent No. 5,820,459) issued to Acres on October 13, 1998 (the "'459 Action"). The Company has responded denying infringement and asserting that the Acres patent is invalid. The '459 Action is in an early stage of discovery. No trial date has been set. Management believes that the Company will prevail in the '459 Action.

  Upon the acquisition of PGI in September 1998, the Company also acquired a number of pending lawsuits charging infringement of various patents owned by PGI. The largest of these lawsuits involves the "Let It Ride - Tournament" game and the "Let It Ride - Bonus" game (collectively the "LIRB Game") marketed by Shuffle Master Gaming (the "Shuffle Master Lawsuit"). The Shuffle Master Lawsuit includes a number of separate lawsuits filed by PGI against Shuffle Master and numerous casinos offering the LIRB Game in Connecticut, Indiana, Illinois, Mississippi, Missouri, Nevada and New Jersey all of which have been consolidated for pre-trial purposes by the Judicial Panel on Multi-District Litigation before the United States District Court in Mississippi. Prior to the consolidation of one of the lawsuits brought in New Jersey, the United States District Court in New Jersey entered a preliminary injunction enjoining the operation of the LIRB Game. That injunction is the subject of a motion to vacate pending before the Mississippi District Court. In the Shuffle Master Lawsuit, PGI has claimed that the LIRB Game infringes seven separate patents owned by PGI. Shuffle Master has raised defenses of non-infringement, patent invalidity and inequitable conduct and asserted counterclaims alleging antitrust violations and unfair competition. Discovery is currently stayed; no trial date has been set. Management believes that the Company will prevail in the Shuffle Master Lawsuit.


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



                                                      High          Low
                                                      ----          ---
1998
----
First Quarter                                         $8.7500      $6.7500
Second Quarter                                         7.7500       5.8750
Third Quarter                                          7.3750       3.8750
Fourth Quarter                                         5.7500       3.5000

1997
----
First Quarter                                         $5.6250      $4.0625
Second Quarter                                         4.6250       3.5000
Third Quarter                                          7.2500       4.3750
Fourth Quarter                                         8.5000       5.6875

  The Company believes there were approximately 2,740 beneficial owners of its Common Stock as of March 15, 1999. The approximate number of beneficial owners as of that date was reached by estimating the number whose stock is held for them in street name by brokerage houses, by trusts and other nominees and by participants in a clearing agency. There were 237 holders of record of the Company's Common Stock on March 15, 1999.

  The Company has never paid dividends nor has it any plans to pay dividends in the future. It is the present intent of the Board of Directors to retain all future earnings for use in the development of the Company's business. The $86.0 million Credit Agreement dated September 2, 1998, between the Company, First Source Financial LLP, as agent, and each of lending consortium expressly prohibits the payment of cash dividends.

Item 6.  Selected Financial Data

  The table below sets forth a summary of selected financial data of the Company for the five years ended December 31 (in thousands except per share amounts):

                                         1998              1997              1996             1995             1994
                                      -----------       -----------       ----------       ----------       ----------
Statement of Operations Data:
   Net sales                            $99,032           $98,548           $91,402          $77,796          $57,782
   Cost of sales                         60,163            61,200            59,647           54,876           32,797
                                         ------            ------           -------           ------           ------
   Gross profit                          38,869            37,348            31,755           22,920           24,985
   Selling, general and administrative   38,837            31,073            29,190           29,186           15,897
   Write-off of assets and other          4,493                                                3,572
                                         ------            ------           -------           ------           ------
   Operating income (loss)               (4,461)            6,275             2,565           (9,838)           9,088
   Interest expense                      (5,115)           (2,555)           (1,934)          (1,126)             (64)
   Other income and expense                 112                11               410              666              717
                                         ------            ------           -------           ------           ------
   Income (loss) before income taxes     (9,464)            3,731             1,041          (10,298)           9,741
   Income tax (provision) benefit         3,190            (1,357)             (429)           3,650           (3,340)
                                         ------            ------           -------           ------           ------
   Net income (loss) from continuing
     Operations before extraordinary
     Item                                (6,274)            2,374               612           (6,648)           6,401
  Extraordinary loss (net of taxes)      (1,752)
                                         ------            ------           -------           ------           ------
   Net income (loss)                    $(8,026)           $2,374              $612          $(6,648)          $6,401
                                         ======            ======           =======           ======           ======
Weighted average common shares
   Outstanding:
   Basic                                 10,527             9,952             9,847            9,802            9,724
                                         ======            ======           =======           ======           ======
   Diluted                               10,527            10,057            10,070            9,802            9,724
                                         ======            ======           =======           ======           ======
Earnings (loss) per common share:
   Basic                                 $(0.76)            $0.24             $0.06           $(0.68)           $0.66
                                         ======            ======           =======           ======           ======
   Diluted                               $(0.76)            $0.24             $0.06           $(0.68)           $0.66
                                         ======            ======           =======           ======           ======
Balance Sheet Data:
   Total assets                        $153,232           $97,588           $90,453          $86,324          $70,479
   Total debt                            87,003            30,226            22,719           23,091            1,257
   Stockholders' equity                  46,727            52,570            50,144           49,352           56,013


Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

Note: Amounts are reported are rounded to the nearest thousand unless otherwise stated.

Background Information

  For background information on the formation and history of the Company, the public sale of its Common Stock and the acquisitions of its principal business units, see "Notes to Consolidated Financial Statements" at Note 1 - Organization.

  In 1995, Mikohn acquired the exclusive worldwide rights to develop, manufacture, market and distribute the TableLink technology, a player tracking and data collection system for table games. Management believes that the technology enables the casino to recognize and reward players, and enhances game security and integrity. The TableLink technology employs (i) special casino chips that incorporate computer microchips which transmit encrypted radio frequency signals, (ii) sensors at each player position at the table, (iii) player identification card readers, (iv) optical readers for card game applications, (v) table computer displays and (vi) proprietary software networked to a central data collection point. Information is compiled by patented instruments and computer and sensor technology which electronically track all bets in real-time as the chips are placed, producing a record of each game. In addition to providing player tracking, chip tracking and game tracking, the technology can be used to integrate a progressive jackpot system with other table games to stimulate player excitement and improve revenue production. The technology is used in the TableLink system which, for the first time, provides casino operators with real-time accounting of the play of each table game player. Improved accuracy and player initiated ratings not only are very useful to the casino in identifying and directing complimentary benefits to the customer, but improve customer loyalty through acceptance of rating information and redirecting supervisor time to the customer.

  CasinoLink system is the first system which integrates the advanced features of the Microsoft Windows NT platform in a gaming machine accounting, player tracking and game management module. The advanced technology of the CasinoLink system provides real-time information on player activity, casino revenues and cashier functions, monitors gaming machines and table games, and has the capability to network multiple sites. The system tracks gaming machines, keno and bingo and is available from remote terminal units that allow casinos to access player related information, such as a player's game preference and wagering history. The CasinoLink advanced tracking system enables casinos among other things to offer players complimentary benefits commensurate with their play.

  In recent years, proprietary games have become an increasingly important segment of the Company's business. In 1993, Mikohn established its games division to develop, acquire, manufacture and distribute proprietary games, machines and tables. We have devoted increased attention to the games division because of the high recurring revenue and profit margin potential in this business line. The Company owns or licenses the rights to several categories of proprietary games, including progressive jackpot table games, coin-push gaming machines, oversized gaming machines and touch-screen multi-game video machines. The Company places its proprietary games in casinos under sale, license, lease or structured participation arrangements.

  In 1994, Mikohn entered into an exclusive license agreement with IGT to manufacture and distribute oversized and giant gaming machines known as Mini-Bertha and Colossus, respectively.

Under the terms of the license agreement with IGT, Mikohn has exclusive worldwide distribution rights. These oversized gaming machines come in electronic video and slot-reel formats, feature many of IGT's popular games and can be linked on a progressive network. These oversized gaming machines provide greater visual appeal and variety, and management believes that they generate a greater win per machine than conventional gaming machines. The machines are available for sale, lease or structured participation and IGT receives a royalty based upon the income derived from the machines that are placed. The revenues relating to these machines as reported by Mikohn in its financial statements are net of such amounts paid to IGT.

  In September, 1998, the Company acquired PGI and two of its distributors. With these acquisitions, the Company gained the rights to Caribbean Stud, Caribbean Draw, Progressive Blackjack and Progressive Super Sevens. Each of these games has a progressive side-bet feature. We expect our player-appealing signs to help bring the same excitement to the table games business that they have added to the gaming machine business

  Although no assurance can be given, management believes that the Company is well-positioned to benefit from growth in the casino industry because of its worldwide reputation for high quality products and customer service, its worldwide distribution system (which management believes is one of the strongest in the gaming industry), its large installed base, its relationships with gaming machine manufacturers and casino operators and its experience in working with gaming regulatory agencies. Management believes further that the expansion of the Company's product lines has the potential to produce additional sales growth; that opportunities for growth will extend into 1999 and beyond; and that new gaming facilities on Native American lands throughout the country, the construction of announced large hotel/casino complexes in Las Vegas, NV, Atlantic City, NJ and Detroit, MI and the expansion of gaming on an international basis will contribute to this growth.

  As the Company has realigned the reporting of its business units, certain items of prior year revenue and expense have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated. Amounts reported in prior years have been adjusted to be consistent with the Company's current reporting of intercompany activity. All amounts reported in this section are rounded to the nearest thousand unless otherwise stated. All percentages reported are based on those rounded numbers.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

SALES

                                                                                       Change
                                                                                       ------
       Business Segment                  1998               1997              Amount                %               Comment
       ----------------                  ----               ----              ------                --              -------
Revenues:
    Signs                               $50,840            $57,478            $(6,638)             -11.5%              1
    Gaming products                      36,216             35,621                595                1.7%              2
    Gaming operations                    11,976              5,449              6,527              119.8%              3
                                       --------           --------           --------
                                        $99,032            $98,548            $   484                0.5%
                                       ========           ========           ========
Percentage of total revenues:
    Signs                                 51.3%              58.3%
    Gaming products                       36.6%              36.2%
    Gaming operations                     12.1%               5.5%
                                       --------           --------
                                         100.0%             100.0%
                                       ========           ========

1 This decrease is due primarily to: (i) reduced domestic sign sales of $5,478 as a result of fewer major casino openings and significant refurbishment projects as compared to 1997, (ii) reduced international sign sales of $2,628 as a result of regulatory and market conditions in Australia and (iii) increased exterior sign sales of $1,950.

2 This increase is related to increased sales of slot management systems which were partially offset by lower Mini-Bertha sales.

3 This increase is due to: (i) the inclusion of four months results of PGI and P&S Leasing following their acquisition by the Company and (ii) the roll out of the Company's MoneyTime slot bonusing system.

GROSS PROFIT

                                                                                     Change
                                                                                     ------
      Business Segment                 1998               1997              Amount           %              Comment
      ----------------                 ----               ----              ------           --             -------
Gross profit:
    Signs                            $14,723            $17,741            $(3,018)        -17.0%                1
    Gaming products                   13,992             15,129             (1,137)         -7.5%                2
    Gaming operations                 10,154              4,478              5,676         126.8%                3
                                   ---------          ---------          ---------
    Total                            $38,869            $37,348             $1,521           4.1%
                                   =========          =========          =========

Gross profit margin:
    Signs                              29.0%              30.9%
    Gaming products                    38.6%              42.5%
    Gaming operations                  84.8%              82.2%

    Total                              39.2%              37.9%

1 This decrease is due to lower interior sign sales volume and lower margins on several large casino projects during 1998.

2 This decrease is due to (i) lower gross profit from the Company's surveillance and security division, (ii) decreased sales and related profits for the Company's slot machines and (iv) increased inventory reserves. Offsetting what would have been a larger unfavorable variance were increased sales of the Company's system products.

3 This increase is due to the higher gross margins associated with increased sales volume from the company's MoneyTime system and the inclusion of four months of results of PGI and P&S Leasing.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses for the year ended December 31, 1998, increased by 25% or $7,764, from $31,073 for the year ended December 31, 1997, to $38,837 for the year ended December 31, 1998. The significant factors causing this increase were as follows:

  Selling, product development and marketing expenses for the year ended December 31, 1998, increased by 17% or $2,107, from $12,565 for the year ended December 31, 1997, to $14,672 for the year ended December 31, 1998. Individually, these departmental expenses increased by $368, $1,138 and $601, respectively. These increases were due primarily to (i) increased marketing expenses associated with the roll-out of the Company's MoneyTime system and (ii) the full expansion of the product development and management unit within the Company to bring new products to market on a more timely basis.

  General and administrative expenses for the year ended December 31, 1998 increased by 15% or $1,563, from $10,338 for the year ended December 31, 1997 to $11,901 for the year ended December 31, 1998. This increase is due mostly to an accounts receivable reserve charge of $1,400 taken during the third quarter of 1998. This additional reserve was taken to provide a greater measure of protection from the occurrence of bad debts and as well to more closely match the higher levels of accounts receivable and contract receivables at the year end.

  Research and development expenses for the year ended December 31, 1998, increased by 44% or $1,682, from $3,856 for the year ended December 31, 1997, to $5,538 for the year ended

December 31, 1998. This increase reflects (i) increased expenses for the development of new games and (ii) increased expenses related to the further development of the Company's CasinoLink product line.

  For the year ended December 31, 1998, the Company capitalized certain costs related to software development of new products that have achieved technological feasibility. Capitalized software development costs for the year ended December 31, 1998 decreased by 38% or $272, from $709 for the year ended December 31, 1997, to $437 for the year ended December 31, 1998. For the year ended December 31, 1998 the Company recognized amortization expense related to these costs of $93. At December 31, 1998, the net book value of capitalized software development costs totaled $1,053.

  Depreciation expense for the year ended December 31, 1998, increased by 47% or $1,307, from $2,784 for the year ended December 31, 1997, to $4,091 for the year ended December 31, 1998. This increase is primarily the result of (i) increased depreciation associated with the Company's capitalized recurring revenue games and (ii) increased depreciation related to the acquisition of PGI.

  Amortization expense for the year ended December 31, 1998, increased by 72% or $1,105, from $1,530 for the year ended December 31, 1997, to $2,635 for the year ended December 31, 1998. This increase is primarily due to increased goodwill amortization related to the acquisitions of PGI and P&S Leasing.


INTEREST EXPENSE

  Interest expense for the year ended December 31, 1998, increased by 100% or $2,560, from $2,555 for the year ended December 31, 1997, to $5,115 for the year ended December 31, 1998. This increase is due to (i) the full year effect of the increased debt associated with the Company's debt refinancing of October 1997 and (ii) the increased debt related to the acquisitions of PGI and P&S Leasing. The average interest rate on the average amount of all outstanding debt for the year ended December 31, 1998 was 9.5% as compared to 9.3% for the year ended December 31, 1997.


WRITE-OFF OF ASSETS AND OTHER

  For the year ended December 31, 1998, the Company incurred several non-recurring charges that amounted to $4,493. These charges mainly consisted of (i) the write-off of expenses related to the Company's debt refinancing and acquisitions of September 2, 1998 in the amount of $711, (ii) the write-off of certain goodwill amounts associated with the Company's surveillance and security division in the amount of $1,500, (iii) management reorganization expenses in the amount of $736, (iv) the write-off of certain non-compete agreements in the amount of $739, (v) reserves for the closure of the Company's manufacturing facility in Rapid City, South Dakota in the amount of $500 and (vi) other items in the amount of $307.

OTHER INCOME AND EXPENSE

  For the year ended December 31, 1998, the net of other income and expense activity was a net expense decrease of 7% or $23, from a net expense of $322 for the year ended December 31, 1997 to a net expense of $299 for the year ended December 31, 1998.

  Interest income for the year ended December 31, 1998, increased by 23% or $78, from $333 for the year ended December 31, 1997, to $411 for the year ended December 31, 1998. This increase is due entirely to the increased levels of contract receivables held during 1998 as compared to 1997.

INCOME TAXES

  Income taxes from continuing operations for the year ended December 31, 1998, decreased as compared to the year ended December 31, 1997, from a tax provision of $1,357 for the year ended December 31, 1997 to a tax benefit of $3,190 for the year ended December 31, 1998. This decrease is primarily due to the tax benefits associated with the non-recurring charges taken during 1998 and the pre-tax loss the Company experienced during the 1998 annual period. The effective tax rate, after add-backs and adjustments, for the year ended December 31, 1998, was 33.8% as compared to 36.4% for the year ended December 31, 1997.

EXTRAORDINARY ITEM

  For the year ended December 31, 1998 the Company recorded an extraordinary loss on the early extinguishment of debt in the amount of $2,662. The associated tax benefit of $910 was offset to arrive at the net extraordinary loss of $1,752. These charges were related to the debt refinancing of September, 1998.

EARNINGS (LOSS) PER SHARE

  Both basic and diluted earnings (loss) per share for the year ended December 31, 1998, were $(0.76) on basic and diluted weighted average common shares outstanding of 10,527 and 10,527, respectively. For the year ended December 31, 1997, basic and diluted earnings (loss) per share were $0.24 and $0.24 on basic and diluted weighted average common shares outstanding of 9,952 and 10,057, respectively.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

SALES

                                                                              Change
                                                                              ------
Business Segment                   1997             1996              Amount           %               Comment
----------------                   ----             ----              ------          --               -------
Revenues:
    Signs                         $57,478          $56,169            $1,309          2.3%                 1
    Gaming products                35,621           30,338             5,283         17.4%                 2
    Gaming operations               5,449            4,895               554         11.3%                 3
                                 --------         --------          --------
                                  $98,548          $91,402            $7,146          7.8%
                                 ========         ========          ========
Percentage of total revenues:
    Signs                           58.3%            61.4%
    Gaming products                 36.2%            33.2%
    Gaming operations                5.5%             5.4%
                                 --------         --------
                                   100.0%           100.0%
                                 ========         ========

1 This increase is due to the increase in sign sales in by the Company's Australian, European and Peruvian subsidiaries.

2 This increase is due to increased sales of the Company's Mini-Bertha slot machine products and increased sales of the Company's system products.

3 This increase is due to a greater number of slot machines on route during the 1997 annual period.

GROSS PROFIT

                                                                   Change
                                                                   ------
  Business Segment             1997          1996          Amount           %            Comment
  ----------------             ----          ----          ------           --           -------
Gross profit:
    Signs                    $17,741        $17,168          $573           3.3%             1
    Gaming products           15,129         10,160         4,969          48.9%             2
    Gaming operations          4,478          4,427            51           1.2%             3
                             -------        -------        ------
    Total                    $37,348        $31,755        $5,593          17.6%
                             =======        =======        ======
Gross profit margin:
    Signs                      30.9%          30.6%
    Gaming products            42.5%          33.5%
    Gaming operations          82.2%          90.4%

    Total                      37.9%          34.7%

1 This improvement is due to the increased sales volume. The percentage of gross profit improvement closely mirrors that of the increase in sales.

2 This increase is largely due to the increased sales of the higher margin slot machine products, including Mini-Bertha slot machines. Gross profit was also positively affected by improved gross profit margins in the CasinoLink line

3 This slight increase is due to the increased number of machines on the Company's slot route. The gross profit margin slipped during the period as a result of the lower performance of the Mini-Bertha and Flip-It machines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses for the year ended December 31, 1997, increased by 6% or $1,883, from $29,190 for the year ended December 31, 1996, to $31,073 for the year ended December 31, 1997. The significant factors for this increase are as follows:

  Selling and marketing expenses for the year ended December 31, 1997, decreased by 5% or $652, from $13,217 for the year ended December 31, 1996, to $12,565 for the year ended December 31, 1997. This decrease was due primarily to lower advertising expenses during the 1997 annual period.

  General and administrative expenses for the year ended December 31, 1997, increased by 22% or $1,874, from $8,464 for the year ended December 31, 1996, to $10,338 for the year ended December 31, 1997. This increase was due primarily to: (i) increased legal, licensing and tax expenses associated with the expansion of the Company's gaming license portfolio and (ii) increased rent expenses.

  Research and development expenses for the year ended December 31, 1997, increased by 25% or $763, from $3,093 for the year ended December 31, 1996, to $3,856 for the year ended December 31, 1997. This increase was due entirely to the development of the Company's CasinoLink, SafeJack (now TableLink) and MoneyTime product lines.

  Depreciation expense for the year ended December 31, 1997, increased by 15% or $353, from $2,431 for the year ended December 31, 1996, to $2,784 for the year ended December 31, 1997. This increase was primarily the result of increased depreciation associated with the increase in the number of games capitalized in the Company's recurring revenue line of business.

  Amortization expense for the year ended December 31, 1997, decreased by 23% or $455, from $1,985 for the year ended December 31, 1996, to $1,530 for the year ended December 31, 1997. This decrease was due to a restatement of the amortization rates of certain intangible assets.

  For the year ended December 31, 1997, the Company capitalized certain costs related to software development of new products that have achieved technological feasibility. Capitalized software development costs for the year ended December 31, 1997, amounted to $709. The Company did not incur amortization expense of these capitalized costs during the year ended December 31, 1997, as the products developed were not yet placed in service. No similar capitalization occurred during the comparable 1996 annual period.


INTEREST EXPENSE

  Interest expense for the year ended December 31, 1997, increased by 32% or $621, from $1,934 for the year ended December 31, 1996, to $2,555 for the year ended December 31, 1997. This increase was due to the increased debt associated with the debt refinancing of October 1997. The average interest rate on the average amount of all outstanding debt for the year ended December 31, 1997, was 9.3% as compared to 8.4% for the year ended December 31, 1996.


OTHER INCOME AND EXPENSE

  For the year ended December 31, 1997, the net of other income and expense activity was a net expense increase of $438, from a net other income of $116 for the year ended December 31, 1996, to a net expense of $322 for the year ended December 31, 1997. This change is due primarily to foreign exchange translation losses that occurred during the 1997 annual period.

  Interest income for the year ended December 31, 1997, increased by 13% or $39, from $294 for the year ended December 31, 1996, to $333 for the year ended December 31, 1997. This increase is due primarily to increased sales under long-term receivable contracts within the Company's exterior sign division.


INCOME TAXES

  Income taxes for the year ended December 31, 1997, increased 216% or $928, from a tax provision of $429 for the year ended December 31, 1996, to a tax provision of $1,357 for the year ended December 31, 1997. This increase is due entirely to the increased pre tax income during the 1997 annual period. The effective tax rate, after add-backs and adjustments, for the year ended December 31, 1997, was 36.4% as compared to 41.2% for the year ended December 31, 1996.

EARNINGS PER SHARE

  Basic and diluted earnings per share for the year ended December 31, 1997, were $0.24 and $0.24 on basic and diluted weighted average common shares outstanding of 9,952 and 10,057, respectively. For the year ended December 31, 1996, basic and diluted earnings per share were $0.06 and $0.06 on basic and diluted weighted average common shares outstanding of 9,847 and 10,070, respectively.


LIQUIDITY AND CAPITAL RESOURCES

  In 1998, the Company had a net loss of $8,026. Net cash used in operating activities for the period was $10,408 as compared to $2,092 during 1997. This change includes non-recurring charges including an extraordinary loss net of tax benefit of $1,752 for the early extinguishment of debt. Also impacting cash used in operations were a $7,822 increase in account receivables, a $186 increase in installment receivables, a $93 decrease in inventories, a $5,538 increase in prepaid expenses and other assets, a $2,016 increase in intangible assets, a $3,651 increase in deferred tax assets, offset by increases of $410 in accrued liabilities, $1,171 in customer deposits and $2,226 in trade accounts payable.

  Total cash used in operating activities during 1998 was most significantly effected by increases in prepaid assets, accounts receivable and deferred tax assets between the years ended December 31, 1997 and December 31, 1998. The increase in prepaid expenses is primarily due to increased prepaid loan fees associated with the Company's debt refinancing in September 1998. The increase in accounts receivable is due primarily to the significantly increased sales levels the company experienced during the fourth quarter of 1998 as compared to the same period during the prior year and as well to the consolidation of the accounts receivables of PGI into the Company's accounts. The increase in deferred tax assets is associated with the net loss the Company experienced during the year which was significantly impacted by the non-recurring charges that occurred during 1998. As a result the Company does not believe that the 1998 cash used in operations amount is indicative of what the Company would expect to occur in 1999. Additionally, management expects that the acquisitions of PGI and P&S Leasing will be accretive to cash provided by operations during 1999.

  Net cash used in investing activities consisted of $5,166 for the net increase in property, plant and equipment including $1,916 for the purchase of the Company's exterior sign manufacturing facility. In addition, cash used in investing activities included $5,630 for gaming equipment leased to customers and $39,147 for the purchase of PGI and P&S Leasing. Net cash provided by financing activities was $59,152 for the period and consisted mainly of the additional receipt of $51,000 in term loans and revolving credit facility (See
Note 8, Notes to Consolidated Financial Statements). Cash balances as of December 31, 1998, were $3,732, down from $4,896 at the same time in 1997.

  On September 2, 1998, the Company completed the closing of an Amended and Restated Credit Agreement. This package was funded by First Source Financial LLP and a consortium of lenders and consisted of a $13,500 fixed rate term loan; a $67,500 variable rate term loan; and a $5,000 variable rate revolving line of credit. The proceeds of this placement were used to acquire the stock of PGI and P&S Leasing as well as to provide additional working capital. First Source Financial LLP is acting as the lenders' agent for this transaction. The term loans will begin maturing in April 2002, with equal 16.7% principal repayments due every six months until complete maturity on October 24, 2004. As of the date of this filing, the Company has borrowed $2,000 of the funds available under the revolving line of credit and has $3,000 available under this line. For a full description of the new credit facility, see Note 8, Notes to Consolidated Financial Statements.

  The Company expects that this revolving line of credit combined with cash provided by operating earnings will be sufficient to meet its cash requirements for the immediate future.


YEAR 2000

  The approach of the year 2000 poses a problem for businesses utilizing computers or embedded technology (such as micro controllers) in their operations. Many computer programs and systems operating machinery and equipment are date sensitive and will only recognize the last two digits of the year. Such programs and systems may recognize the year 2000 as the year 1900 or not at all. This problem is commonly described as the "Year 2000 Issue" or Y2K and it has the potential to produce errors in information and system failures. Assessments of the potential cost and effect of the Year 2000 Issue vary significantly among businesses, and it is extremely difficult to predict the actual impact. Recognizing this uncertainty, management has made and is continually updating its comprehensive assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is Year 2000 compliant.

  The Company manufactures and sells a number of products that include software components. As part of its overall assessment of the Year 2000 Issue, the Company has identified products or product versions that will require modification or other remedial action and has developed a plan to facilitate this effort, which includes prioritizing timelines and estimating costs. The corrective action plan includes modifications, upgrades or replacements of non-compliant software systems. The Company anticipates that the required modifications, upgrades and replacements of software systems will most likely be completed and approved by the various gaming jurisdictions during 1999 and leaving enough time for additional testing, revisions and installations, before year end.

  The Company believes that its corrective action plan, including the timelines, is adequate and realistic. Nevertheless, if one or more of the Company's systems has been overlooked or if implementation of the corrective action plan fails to achieve Year 2000 compliance for one or more software systems, there could be a material adverse impact on the Company's business operations and/or financial performance.

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

  The Company has estimated total costs to achieve Year 2000 compliance on its internal software and systems to be $300. The Company expects to capitalize costs that are planned system upgrades and expense costs that are incurred only to make the software Y2K compliant. The Company has incurred costs of approximately $200 to-date, of which $175 was capitalized as part of the Company's internally used software upgrade program, the remaining $25 was expensed during the most recent quarter. The additional $100 the Company anticipates incurring will be capitalized as part of planned system upgrades.

  The Company's preliminary cost estimate for efforts associated with achieving compliance with the products that it manufactures, markets, distributes or otherwise sells to its customers is estimated at $630. Of this $630, $280 is expected to be capitalized in accordance with the Company's capitalization of costs related to the Company's Caribbean Stud product line. This capitalization policy properly matches the Company's monthly stream of revenue to a depreciated asset expense over the useful life of the asset. The costs associated with the Year 2000 Issue upgrade of the Company's Caribbean Stud product line will be charged back to the previous owner under the terms and conditions of the Stock Purchase Agreement between Mikohn and PGI. To the extent the recovery of these amounts is not forthcoming, the Company will charge the cost to the goodwill account establish during the acquisition of PGI. The Company has one year from date of acquisition in which to affect a change in the amount of goodwill. Any changes made after the one year period must be expensed. It is Management's intention to resolve this uncertainty and to effect all required adjustments prior to the end of the one year window. The remaining $350 of costs are related to the Company's CasinoLink product line and will be expensed as they are incurred.

  The Company expects to fund these Year 2000 Issue costs from its operating cash flows and does not believe the Year 2000 Issue will have a material impact on the Company's cash resources or liquidity.

  To minimize any potential, unforeseen impact, the Company is in the process of developing a contingency plan. Management will continue to formulate additional plans as necessary, based upon the results of current research and investigation. It is the Company's intention to ensure that it has adequate resources and sources of supplies to minimize any potential business interruptions. Although the Company believes the Year 2000 Issue described above will not materially affect its consolidated financial position or results of operations, its acknowledges that it cannot state with certainty that the Year 2000 Issues will not, in some manner now unforeseen, have an adverse impact upon it.

Recently Issued Accounting Standards

  In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS 133 is effective beginning in the third quarter of the Company's fiscal year ending December 31, 1999. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be material.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk


MARKET RISK

Foreign Currency Risk

  There are two types of foreign currency exchange risks that a firm may be subject to, transaction and translation gains or losses. Foreign currency transaction gains or losses are distinguished from translation gains or losses as follows: Translation adjustments do not involve the movement of cash. They are accounting conversion calculations of an existing non-functional currency to a functional currency. Transaction gain or losses, however, are based on an actual transaction that requires formal payment at a future point in time.

  The Company is subject to foreign currency exchange risk relating to the translation of the Company's foreign subsidiaries asset, liability, income and expense accounts. The Company's foreign subsidiaries use the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the rate of exchange at the end of the period. The income and expense accounts are translated using the average rate of exchange during the period. Due to the long-term nature of the Company's investment in its foreign operations, 80% of the Company's translation adjustment are reflected as a separate component of stockholders' equity, the remaining amount is recognized in the Company's Consolidated Statement of Operations. Although the Company does not regularly incur, nor are the amounts material, gains or losses of specific foreign currency transactions would be reflected in the Company's Consolidated Statement of Operations. The Company has established a foreign currency translation hedging program that will use either forward or option contracts to hedge the Company's risk of translation adjustments when it is deemed appropriate. As of the year ended December 31, 1998, the Company did not have any forwards, options or other derivative contracts in force. The Company does not consider its existing foreign currency translation exposure to be material. Management estimates that unfavorable changes of 10% in the foreign currency exchange rates between the U.S. dollar and Australian dollar as well as between the U.S. dollar and Dutch guilder would adversely impact the Company's stockholders' equity account by $277 and the Company's pre-tax income by $69.

Interest Rate Risk

  The Company has exposure to the fluctuation of market interest rates on portions of its long term debt. The Company has $67,500 of long term debt (see
Note 8--Consolidated Financial Statements) that bears interest at either the prime rate plus 225 basis points or LIBOR plus 325 basis points per annum. In addition, the Company has $2,000 of revolving debt (see Note 8--Consolidated Financial Statements) that bears interest at either prime plus 175 basis points or LIBOR plus 275 basis points per annum. The Company periodically reviews its interest rate exposure on its long-term debt and, as market conditions warrant, the Company may enter into interest rate cap or swap agreements in order to manage this exposure. As of the year ended December 31, 1998, the Company did not have any agreements in force and does not consider its existing interest rate exposure to be material. Management estimates that a 10% increase in interest rates, specifically the prime rate and the LIBOR rate, would unfavorably impact the Company's pre-tax income by $614.

Item 8.  Consolidated Financial Statements and Supplementary Data


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1998, 1997 and 1996

Independent Auditors' Report.................................................................   44
Consolidated Balance Sheets as of December 31, 1998 and 1997.................................   45
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997
and 1996.....................................................................................   46
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
December 31, 1998, 1997 and 1996.............................................................   47
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
December 31, 1998, 1997 and 1996.............................................................   48
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997
and 1996.....................................................................................   49
Notes to Consolidated Financial Statements...................................................   51
Quarterly Results of Operations (Unaudited)..................................................   71


  All other schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                         INDEPENDENT AUDITORS' REPORT



Mikohn Gaming Corporation:


  We have audited the accompanying consolidated balance sheets of Mikohn Gaming Corporation (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion such financial statements present fairly in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP



Las Vegas, Nevada
February 23, 1999

                           MIKOHN GAMING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       As of December 31, 1998 and 1997

(Amounts in thousands except per share amounts)

                                                                                                    1998                     1997
                                                                                                    ----                     ----
                                ASSETS
                                ------
Current assets:
   Cash and cash equivalents                                                                   $   3,732                 $  4,896
   Accounts receivable, net                                                                       28,783                   22,584
   Installment sales receivable, current portion                                                   1,387                    1,936
   Inventories, net                                                                               25,251                   25,344
   Prepaid expenses                                                                                4,611                    3,320
   Deferred tax asset                                                                                884                      644
                                                                                               ---------                 --------
       Total current assets                                                                       64,648                   58,724

Installment sales receivable, net of current portion                                                 860                      124
Property and equipment, net                                                                       22,625                   15,957
Intangible assets                                                                                 53,567                   16,689
Other assets                                                                                       8,453                    6,094
Deferred tax asset - noncurrent                                                                    3,079
                                                                                               ---------                 --------

Total assets                                                                                   $ 153,232                 $ 97,588
                                                                                               =========                 ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
   Current portion of long-term debt and notes payable                                         $   2,122                 $    171
   Trade accounts payable                                                                          9,098                    6,873
   Customer deposits                                                                               4,675                    3,504
   Accrued and other current liabilities                                                           5,729                    4,083
                                                                                               ---------                 --------
      Total current liabilities                                                                   21,624                   14,631
                                                                                               ---------                 --------

Long-term debt, net of current portion                                                            84,881                   30,055
                                                                                               ---------                 --------

Deferred tax liability - noncurrent                                                                                           332
                                                                                               ---------                 --------

Commitments and contingencies (See Note 10)

Stockholders' equity:
  Preferred stock, $.10 par value, 5,000 shares
     Authorized, none issued and outstanding
   Common stock, $.10 par value, 20,000 shares authorized,
     10,681 and 10,284 shares issued and outstanding                                               1,068                    1,028
   Additional paid-in capital                                                                     51,618                   49,283
   Foreign currency translation                                                                   (1,018)                    (826)
   Retained earnings                                                                              (4,713)                   3,313
                                                                                               ---------                 --------
       Subtotal                                                                                   46,955                   52,798
   Less treasury stock, 19 shares, at cost                                                          (228)                    (228)
                                                                                               ---------                 --------
      Total stockholders' equity                                                                  46,727                   52,570
                                                                                               ---------                 --------

Total liabilities and stockholders' equity                                                     $ 153,232                 $ 97,588
                                                                                               =========                 ========

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1998, 1997 and 1996

(Amounts in thousands except per share Amounts)

                                                               1998                    1997                  1996
                                                               ----                    ----                  ----
Sales                                                         $99,032                 $98,548               $91,402
Cost of sales                                                  60,163                  61,200                59,647
                                                              -------                 -------               -------
   Gross profit                                                38,869                  37,348                31,755

Selling, general and administrative expenses                   38,837                  31,073                29,190
Write-off of assets and other                                   4,493
                                                              -------                 -------               -------
   Operating income (loss)                                     (4,461)                  6,275                 2,565

Other income and (expense):
   Interest expense                                            (5,115)                 (2,555)               (1,934)
   Other income and (expense)                                     112                      11                   410
                                                              -------                 -------               -------
      Income (loss) before income tax (provision)
         benefit                                               (9,464)                  3,731                 1,041

Income tax (provision) benefit                                  3,190                  (1,357)                 (429)
                                                              -------                 -------               -------
  Income (loss) before extraordinary item                      (6,274)                  2,374                   612
                                                              -------                 -------               -------
Extraordinary item:
  Loss on early extinguishment of debt                         (2,662)
  Tax benefit                                                     910
                                                              -------                 -------               -------
    Extraordinary loss                                         (1,752)
                                                              -------                 -------               -------

Net income (loss)                                             $(8,026)                $ 2,374               $   612
                                                              =======                 =======               =======


Weighted average common shares -
  Basic                                                        10,527                   9,952                 9,847
                                                              =======                 =======               =======
  Diluted                                                      10,527                  10,057                10,070
                                                              =======                 =======               =======

Earnings per share information:
  Basic:
    Income (loss) before extraordinary item                   $ (0.60)                $  0.24               $  0.06
    Extraordinary loss                                          (0.16)
                                                              -------                 -------               -------
      Basic                                                   $ (0.76)                $  0.24               $  0.06
                                                              =======                 =======               =======

  Diluted:
    Income (loss) before extraordinary item                   $ (0.60)                $  0.24               $  0.06
    Extraordinary loss                                          (0.16)
                                                              -------                 -------               -------
      Diluted                                                 $ (0.76)                $  0.24               $  0.06
                                                              =======                 =======               =======

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the Years Ended December 31, 1998, 1997 and 1996

(Amounts in thousands except per share
amounts)

                                                               1998                    1997                  1996
                                                               ----                    ----                  ----
Net income (loss)                                             $(8,026)                $ 2,374               $   612

Comprehensive loss:
   Foreign currency translation                                  (192)                   (656)                 (201)
                                                              -------                 -------               -------

   Total comprehensive income / (loss)                        $(8,218)                $ 1,718               $   411
                                                              =======                 =======               =======

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 1998, 1997 and 1996


(Amounts in thousands)                                                                                 Foreign
                                       Common Stock        Additional                                  Currency
                                       ------------         Paid-in       Retained      Treasury     Translation
                                   Shares       Amount      Capital       Earnings        Stock       Adjustment        Total
                                   ------       ------      -------       --------        -----       ----------      --------
Balance, January 1, 1996           9,803        $  983      $48,258       $   327        $(248)         $    31       $49,351
Purchase of treasury stock            (1)                                                   (4)                            (4)
Issuance of common stock              19             2          121                                                       123
Stock options exercised               73             7          256                                                       263
Treasury stock canceled                             (2)        (199)                       201
Net income                                                                    612                                         612
Translation adjustments                                                                                    (201)         (201)
                                  ------        ------      -------       -------        -----          -------       -------
Balance, December 31, 1996         9,894           990       48,436           939          (51)            (170)       50,144
Issuance of treasury stock             6                                                    26                             26
Issuance of common stock             344            34          474                                                       508
Stock options exercised               12             1           54                         (3)                            52
IRC Section 422 disqualifying
   disposition on stock options
   exercised                                                    133                                                       133
Employee stock purchase plan          29             3          186                                                       189
Treasury stock reacquired            (20)                                                 (200)                          (200)
Net income                                                                  2,374                                       2,374
Translation adjustments                                                                                    (656)         (656)
                                  ------        ------      -------       -------        -----          -------       -------
Balance, December 31, 1997        10,265         1,028       49,283         3,313         (228)            (826)       52,570
Issuance of common stock (net)       152            15        1,239                                                     1,254
Stock options exercised              176            18          734                                                       752
Employee stock purchase plan          69             7          362                                                       369
Net loss                                                                   (8,026)                                     (8,026)
Translation adjustments                                                                                    (192)         (192)
                                  ------        ------      -------       -------        -----          -------       -------
Balance, December 31, 1998        10,662        $1,068      $51,618       $(4,713)       $(228)         $(1,018)      $46,727
                                  ======        ======      =======       =======        =====          =======       =======

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1998, 1997 and 1996


(Amounts in thousands)
                                                                1998                 1997                   1996
                                                                ----                 ----                   ----
Cash flows from operating activities:
   Net income (loss)                                         $ (8,026)             $  2,374               $   612
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Depreciation                                              4,091                 2,784                 2,431
      Amortization                                              2,635                 1,530                 1,985
      Write-off of noncurrent assets                            3,022
      Provision for bad debts                                   1,623                   108                    41
      Change in exchange rate variance                           (192)                 (656)                 (201)
      Extraordinary loss net of tax benefit                     1,752
   Changes in assets and liabilities:
      Accounts receivable                                      (7,822)                3,001                (3,095)
      Installment sales receivable                               (186)                 (682)                  194
      Inventories                                                  93                (2,332)               (5,788)
      Prepaid expenses and other assets                        (2,016)               (3,032)                 (315)
      Intangible assets                                        (6,489)               (2,890)               (2,602)
      Trade accounts payable                                    2,226                  (482)                  373
      Accrued and other current liabilities                       410                   547                   471
      Customer deposits                                         1,171                (3,062)                3,690
      Deferred taxes                                           (3,651)                  700                 1,279
                                                             --------              --------               -------

Net cash used in operating activities                         (10,408)               (2,092)                 (925)
                                                             --------              --------               -------
Cash flows from investing activities:
   Purchase of business operations                            (39,147)
   Purchase of property and equipment                          (5,166)               (1,000)               (1,347)
   Gaming equipment leased to others                           (5,630)               (1,919)               (1,393)
   Proceeds from sales of property and equipment                   35                    27
                                                             --------              --------               -------

Net cash used in investing activities                         (49,908)               (2,892)               (2,740)
                                                             --------              --------               -------

Cash flows from financing activities:
   Proceeds from long-term debt and notes payable              57,050                31,100                   415
   Principal payments on notes payable and long-term debt        (273)              (23,593)                 (787)
   Proceeds from sale of common stock                           2,375                   778                   386
   Purchases of treasury stock                                                         (203)                   (4)
                                                             --------              --------               -------
Net cash provided by financing activities                      59,152                 8,082                    10
                                                             --------              --------               -------
Increase (decrease) in cash and cash equivalents               (1,164)                3,098                (3,655)

Cash and cash equivalents, beginning of year                    4,896                 1,798                 5,453
                                                             --------              --------               -------
Cash and cash equivalents, end of year                       $  3,732              $  4,896               $ 1,798
                                                             ========              ========               =======

(Continued)

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1998, 1997 and 1996

(Amounts in thousands)

                                                                1998                 1997                   1996
                                                                ----                 ----                   ----
Supplemental disclosure of cash flows information:
   Cash paid (received) during the year for:
      Interest expense                                         $4,959                $2,452               $ 1,612
                                                               ======                ======               =======
      State and federal taxes                                  $  218                $  922               $(2,808)
                                                               ======                ======               =======

Supplemental schedule of non-cash investing
   and financing activities:
   Issuance of stock in exchange for assets                                          $  392
                                                               ======                ======               =======
   IRC Section 422 disqualifying disposition on
     stock options exercised                                                         $  133
                                                               ======                ======               =======
  Issuance of stock in exchange of intellectual
     technology                                                $1,000
                                                               ======                ======               =======
  Acquisition of Progressive Games, Inc.:                      $6,013
     Asset acquired                                            ======                ======               =======
     Liabilities assumed                                       $3,149
                                                               ======                ======               =======

  Acquisition of P&S Leasing:                                  $   28
     Asset acquired                                            ======                ======               =======
     Liabilities assumed                                           --
                                                               ======                ======               =======

Debt incurred in purchase of business assets                                                              $   140
                                                               ======                ======               =======

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                  Notes to Consolidated Financial Statements


Note: All amounts reported in the Notes to Consolidated Financial Statements are rounded to the nearest thousand unless otherwise stated.


1.   ORGANIZATION

     Mikohn Gaming Corporation (the "Company" or "Mikohn"), a publicly traded Nevada corporation, was formed in May 1986 to develop, manufacture and distribute technologically advanced progressive jackpot systems for use with gaming machines. On September 17, 1993, the Company changed its name from Mikohn, Inc. to Mikohn Gaming Corporation, and on November 25, 1993, the Company consummated an initial public offering of 3,450 shares of its Common Stock at $15.00 per share (the "Offering"), representing approximately 35.4% of the Company's Common Stock after giving effect to the November 28, 1993, acquisitions described below. Net proceeds to the Company after underwriting
discounts and commissions and other offering costs were $46,666.   Stockholders
of Mikohn prior to the initial public offering owned a total of 3,125 shares of the Company's Common Stock.

     At the close of business on November 28, 1993, the Company merged with Casino Signs North, Inc. (and its affiliate A&D Sign Manufacturing, Inc.) and Peterson Sign Art, Inc. (the "Merger"). The stockholders of Casino Signs North, Inc. and Peterson Sign Art, Inc. each received 1,562.5 shares of the Company's Common Stock, or a combined total of 3,125 shares. Such acquisitions through merger were accounted for by the purchase method and valued at historical cost. In connection with the Merger, the stockholders of Mikohn, Casino Signs North, Inc. and Peterson Sign Art, Inc. received distributions equal to previously taxed undistributed income through the date of the Merger in connection with the termination of the Subchapter S corporation status of those companies. Such distributions totaled approximately $4.9 million, $3.2 million of which was paid in fiscal 1993 and the balance of approximately $1.7 million was paid in fiscal 1994.

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

     On April 8, 1994, the Company acquired Casino Signs Pty Limited and its affiliate, Club Casino Products Pty Limited, companies based in Sydney, Australia, through the issuance of 42 shares of the Company's Common Stock. The acquisition was accounted for by the purchase method.

     On September 1, 1994, the Company merged with Trans Sierra Communications, Inc. ("Trans Sierra"), a producer of high performance surveillance, security and communications systems, through the issuance of 251 shares of the Company's treasury stock which had been purchased by the Company at a cost of approximately $3,198. The acquisition of Trans Sierra was accounted for by the purchase method. On December 31, 1995, 20 shares of the Company's Common Stock issued in connection with the merger with Trans Sierra were returned to the Company as a result of Trans Sierra's operations not achieving certain sales levels for the year then ended. Such shares were recorded as treasury stock at a cost of $201 and were canceled.

     On November 15, 1994, Casino Excitement, Inc. ("CEI"), a wholly owned subsidiary of the Company, completed the first step of a plan to acquire the business operations of a group of companies from John Renton Young (the "JRY Companies") by acquiring the net assets of the JRY Companies in consideration for the conditional obligation to issue up to 217 shares of the Company's Common Stock (see below) and the assumption of certain liabilities, including a $500 loan made to the JRY Companies by the Company prior to November 15, 1994. The liabilities assumed by CEI in this transaction, net of a deposit in the amount of approximately $781 towards the purchase of certain real property owned by an affiliate of the JRY Companies, exceeded the book value of the assets acquired by approximately $129. In addition, the Company agreed to pay John Renton Young $500 for his ten-year covenant not to compete.

     John Renton Young died in September 1997 and was succeeded by the John Renton Young Trust (the "Trust"). In December 1998, the Company entered into a settlement agreement with the Trust consummating the acquisition of the JRY Companies. The settlement agreement, which is subject to the approval of the Probate Court in Clark County, Nevada, provides that the Company will pay the Trust the sum of $1,916 at a closing which is expected to occur prior to June 30, 1999. Upon the closing, the Company will acquire the JRY Companies and certain real property in Clark County owned by an affiliate of the JRY Companies valued at $2,450. Management believes that the court will approve this negotiated settlement agreement.

     On January 3, 1995, the Company paid $2.0 million for the purchase of certain inventory and intangible assets from Michael Wichinsky doing business as Games of Nevada. With exceptions that are immaterial, the assets included all rights to all games developed by Games of Nevada, including certain patent and trademark rights to a number of coin operated specialty games.

     On February 1, 1995, the Company consummated the purchase of a slot machine route, including specialty "Flip-It" games and other inventory from Mr. Wichinsky. In return for these assets, the Company paid Mr. Wichinsky $1.5 million in cash and a promissory note, secured by gaming equipment and slot route rights, in the principal amount of $4.5 million.

     On July 1, 1997, the Company consummated the purchase of 49.7% of the stock of Mikohn South America, SA with the issuance of 5.75 shares of the Company's Common Stock held in its treasury and a participation in profits of Mikohn South America, SA equal to 25% in 1997, 15% in 1998 and 10% in 1999. This participation in profits commences after the prior years' losses have been recovered. A future discount of 20% is allowed for purchases of the Company's inventory. This purchase is in addition to the 50% of the stock previously owned by the Company. With this acquisition the Company effectively owns 99.7% of Mikohn South America, SA.

     On July 25, 1997, the Company entered into an exclusive licensing agreement with P&M Coin in which it acquired the intellectual rights to P&M's multi-game touch-screen machines. Under the terms of this agreement, the Company has an exclusive license to develop gaming devices including, without limitation, a video slot machine known as "Player's Choice(TM)" which is among the games the Company refers to as Mikohn Classics.

     In September 1998, the Company acquired all of the outstanding stock of Progressive Games, Inc. ("PGI") the developer of Caribbean Stud, for an aggregate cash consideration of $35,847 as well as the two exclusive distributors of Caribbean Stud in the major markets of Mississippi and Louisiana, P&S Leasing Corporation, Inc. and P&S Leasing LLC, collectively referred to as P&S Leasing for an aggregate cash consideration of $3,250. All of the outstanding stock of PGI was acquired from Donald W. Jones. In addition to these proprietary games, the assets of PGI include equipment and other physical property used in the manufacture and distribution of these games. All of the outstanding stock of P&S Leasing was owned by Bertrand F. Hull and William S. Parrish.

     The purchase method of accounting for business combinations was applied to the PGI and P&S Leasing acquisitions. Accordingly, the total purchase prices of $35,847 and $3,300 for PGI and P&S Leasing respectively were allocated based on their fair values of all assets and liabilities at the date of acquisition. The Company, with the exceptions noted in Notes 7 and 10, does not anticipate any material adjustments in 1999. The excess of the purchase price over the net assets acquired for these acquisitions totaled $33,674. These acquisitions were financed with funds from the private placement of long-term debt the Company consummated in September 1998. Both the acquisitions and the private placement of long-term debt were simultaneously occurring transactions. The results of both PGI and P&S Leasing since the acquisition are included in the Consolidated Statement of Operations for the year ended December 31, 1999.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Concentration of Credit Risk:  The Company sells its products and services
     -----------------------------
to distributors and gaming properties primarily in the United States, Canada, Europe, Australia and South America. The Company established a financing program under which interest bearing installment sales contracts collateralized by the equipment sold were entered into with credit worthy customers, with payment terms typically ranging over periods of 12 to 24 months. The Company performs credit evaluations of its customers, and typically requires advance deposits of approximately 50%. The Company maintains reserves for potential credit losses and the amounts of such losses have not exceeded management's projections.

     Cash and Cash Equivalents:  Investments which mature within 90 days from
     --------------------------
the date of purchase are treated as cash equivalents and are included in cash and cash equivalents.

     Inventories:  Inventories are stated at the lower of cost (determined using
     ------------
the first-in, first-out method) or market.

     Prepaid Expenses and Other Assets:  At the end of 1998, other assets
     ----------------------------------
included $2,135 of prepaid royalties related to the TableLink product line. Recoverability of the asset is dependent upon successful completion of the development of the TableLink product line and sufficient sales of the TableLink product.

     Long-Lived Assets:  Property and equipment are stated at cost and are
     ------------------
depreciated by the straight-line method over the useful lives of the assets, which range from 5 to 39 years. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Management requires long-lived assets and certain identifiable intangibles that are held and used by the Company to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Patents and Trademarks:  The Company capitalizes the cost of developing and
     -----------------------
defending patents and trademarks. These costs are amortized over the useful life of the patent or trademark.

     Deposits and Product Sales Recognition:  Deposit liabilities represent
     --------------------------------------
amounts collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed. Sales are recorded when the inventory has been delivered to or installed for the customer.

     Intangible Assets:  Intangible assets consist of patent and trademark
     ------------------
rights, goodwill, intellectual property rights and covenants not to compete. They are recorded at cost and are amortized on a straight-line basis over periods of 5 to 40 years. Management periodically reviews the recoverability of its goodwill and other than the write-off of $1,500 for the surveillance and security division in the third quarter, has determined that no provision for impairment is necessary at December 31, 1998. (See Note 9).

     Fair Values of Financial Instruments:  In accordance with reporting and
     ------------------------------------
disclosure requirements of the Statement of Financial Accounting Standards ("SFAS") No. 107 - Disclosures about Fair Values of Financial Instruments, the Company calculates the fair value of financial instruments and includes this information in the Company's Notes to Consolidated Financial Statements when the fair value is different than the book value of those financial instruments.
When fair value is equal to book value, no disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved. As of the date of this filing, the Company does not have any financial instruments that require the application of this calculation.

     Use of Estimates and Assumptions:  The preparation of financial statements
     --------------------------------
in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Research and Development:  Costs associated with the development of
     ------------------------
products are expensed when incurred. Such expenses totaled approximately $5,538, $3,856 and $3,093 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Income Taxes:  The Company accounts for income taxes under SFAS No. 109,
     ------------
Accounting for Income Taxes, pursuant to which the Company records deferred income taxes for temporary differences that are reported in different years for financial reporting and for income tax purposes. Such deferred tax liabilities and assets are classified into current and non-current amounts based on the classification of the related assets and liabilities.

     Foreign Currency Translation:  The Company classifies foreign currency
     -----------------------------
gains/(losses) on its long-term investments in its foreign subsidiaries as adjustments to the equity section of the balance sheet.

     Software Development Capitalization:  The Company capitalizes those costs
     ------------------------------------
related to the development of certain software products that meet the criteria under SFAS No. 86 - Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

     Reclassifications:  Certain amounts in the prior years' consolidated
     ------------------
financial statements have been reclassified to make them consistent with the presentation used in 1998.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 1998 and 1997 consist of the following:

                                               1998           1997
                                               ----           ----
Trade accounts                               $29,057        $21,694
Other                                            643          1,135
                                             -------        -------
   Subtotal                                   29,700         22,829
Less allowance for doubtful accounts            (917)          (245)
                                             -------        -------
   Net                                       $28,783        $22,584
                                             =======        =======

     Changes in the allowance for doubtful accounts for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                               1998           1997           1996
                                               ----           ----           ----
Allowance for doubtful accounts --
  Beginning                                  $  (245)       $(853)         $(996)
Allowance -- acquired companies                 (280)
Provision for bad debts                       (1,623)        (108)           (41)
Write-offs                                     1,231          716            184
                                             -------        -----          -----
Allowance for doubtful accounts --
  Ending                                     $  (917)       $(245)         $(853)
                                             =======        =====          =====

4.   INSTALLMENT SALES RECEIVABLE

     The Company finances certain sales (see Note 2, Concentration of Credit
Risk). The amounts financed during 1998 and 1997 totaled approximately $2,086 and $2,152, respectively. At December 31, 1998 and 1997, the balance of installment sales receivable was $2,247 and $2,060, of which $1,387 and $1,936, respectively, were due within 12 months.

5.   INVENTORIES

     Inventories at December 31, 1998 and 1997 consist of the following:

                                     1998           1997
                                     ----           ----
Raw materials                      $13,776        $13,736
Finished goods                       5,304          6,462
Work-in-progress                     6,171          5,146
                                   -------        -------
   Total                           $25,251        $25,344
                                   =======        =======

     Changes in the reserve for obsolete inventory for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                               1998           1997           1996
                                               ----           ----           ----
Reserve for obsolete inventory --
  Beginning                                  $  (623)       $(423)         $(423)
Provision for obsolete inventory              (1,465)        (238)
Write-offs                                     1,161           38
                                             -------        -----          -----
Reserve for obsolete inventory --
  Ending                                     $  (927)       $(623)         $(423)
                                             =======        =====          =====

6.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997 consist of the following:

                                     1998           1997
                                     ----           ----
Land                               $  1,781       $ 1,131
Buildings and improvements            6,472         4,461
Machinery and equipment               6,851         5,558
Equipment leased to others           12,104         6,475
Furniture and fixtures                6,331         5,242
Transportation equipment              1,941         1,513
                                   --------       -------
   Subtotal                          35,480        24,380
Less accumulated depreciation       (12,855)       (8,423)
                                   --------       -------
   Total                           $ 22,625       $15,957
                                   ========       =======

7.   INTANGIBLE ASSETS

     Intangible assets at December 31, 1998 and 1997 consist of the following:

                                     1998           1997
                                     ----           ----
Patent and trademark rights        $  8,960       $ 1,329
Covenants not to compete             10,684        10,916
Proprietary property rights           1,229           229
Goodwill                             42,616        10,794
Software costs                        1,146           709
                                   --------       -------
   Subtotal                          64,635        23,977
Less accumulated amortization       (11,068)       (7,288)
                                   --------       -------
   Total                           $ 53,567       $16,689
                                   ========       =======

     Trademark and patent rights in the amount of $617 were acquired from a former stockholder in 1987 and 1988. In 1989, 1995 and 1996 additional trademark and patent rights in the amount of $227, $50, and $192 respectively, were acquired from employees. In 1997, $243 was spent on patent and trademark rights development. In 1998, $1,531 was spent on patent and trademark rights development while an additional $6,100 was acquired in the PGI acquisition.

     In April 1994, certain proprietary intellectual property rights were acquired from employees in exchange for Common Stock valued at the fair market value of the stock of $229. In 1998, $1,000 of intellectual property rights were acquired with Harrah's Total Track system.

     The covenants not to compete include ten-year covenants acquired in November 1993 from the former stockholders of Casino Signs, Inc. and Current Technology Systems, Inc. at costs of $6,469 and $3,705, respectively. In 1994, the cost of the covenants not to compete from the former stockholders of Casino Signs, Inc. were increased by approximately $294 in settlement of a dispute pertaining to the valuation of certain assets included in the November 1993 acquisition. In addition, the increase in covenants not to compete in 1994 includes those acquired from the former stockholders of Trans Sierra for $100, the ten-year covenant not to compete from John Renton

Young for $500 and those acquired from the stockholders of the pre-Merger Subchapter S corporations pursuant to the agreements whereby they received distributions of previously taxed income in the amount of $377. In 1995, because of the planned discontinuance of a product line acquired from Current Technology Systems, Inc., $1,236 in an unamortized covenant not to compete was included in the write-off of assets. In 1997, covenants not to compete were acquired from John Jones, Peter Mandas and Dale Frey in the amounts of $48, $143 and $95, respectively. During 1998, as part of an agreement, $151 in an unamortized covenant not to compete was written off for a former employee.

     During 1994 goodwill was recorded in connection with the acquisitions of Casino Signs Pty Limited and Trans Sierra in the amounts of $766 and $3,104, respectively, based on the market value of the Company's Common Stock issued in each of the acquisitions and the valuation of the net assets acquired. In 1995, goodwill was recorded in the amount of $5,485 in the acquisition of the assets of Games of Nevada. On December 31, 1995, 20,000 shares of the Company's Common Stock issued in the acquisition of Trans Sierra were returned to the Company as a result of Trans Sierra's operations not achieving certain sales levels. Goodwill and the related accumulated amortization were reduced by $232 and $31, respectively. In 1997, goodwill was recorded in connection with the second closing in the acquisition of the JRY Companies and in the acquisition of Mikohn South America, SA in the amounts of $1,392 and $376, respectively. In 1998, goodwill was recorded in the amounts of $30,451and $3,223, as part of the acquisitions of PGI and P&S Leasing, respectively. The amount recorded as goodwill for the acquisition of PGI is subject to change as the Company currently has open issues (such as the Year 2000 costs and international tax withholding issues - See Management's Discussion and Analysis and Note 8 - Commitments and Contingencies) with the former owner of PGI. The Company has one year from date of acquisition in which to affect a change in the amount of goodwill. Any changes made after the one year period must be expensed. It is Management's intention to resolve this uncertainty to effect all required adjustments prior to the end of the one year window. In addition, the Company wrote-off $1,500 of surveillance and security operation's goodwill. This reduction in goodwill was based on that operation's value to the Company on a going-forward basis. The amount of the asset impairment was determined by taking the net present value of the expected future cash flows over the next 10 years and writing the asset down to that expected value. The surveillance and security business has changed over the past two years from one of designing and installing surveillance systems to one of supplying the box equipment without design and installation. Since these box equipment sales were usually of lower margin, the Company has since decided to concentrate on higher margin sales and not compete in the lower margin business.

8.   LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1997 consist of the following:

                                                                   1998           1997
                                                                   ----           ----
Noninterest bearing note payable to the former owners of         $    -         $    30
Casino Signs due in monthly installments of $13, with the
balance repaid during 1998.

Notes payable, collateralized by transportation and                 909             105
manufacturing equipment.

Note payable for $1,916 for the purchase of an exterior           1,916
sign manufacturing facility and as part of the second
closing of acquisition of JRY Companies; this note is
due to mature on April 10, 1999.

Revolving loan payable to ABN-AMRO Bank N.V., equal to            1,178
the amount of 60% of eligible accounts receivable of
Mikohn's European subsidiary and guaranteed by all
accounts receivable of the subsidiary. This loan payable
is also partially secured by a corporate guarantee by
Mikohn Gaming Corporation in the amount of $500 NLG, and
by credit insurance which was required by ABN-AMRO as a
condition to making the loan. The interest rate of 6.5%
per annum is payable on a monthly basis.

Term Loans payable to First Source Financial LLP, acting                         30,000
as agent and participant in the Credit Facility dated
October 24, 1997; Term Loan A, a fixed rate loan of
$15,000 with an interest rate of 10% per annum; Term
Loan B, a variable rate loan of $15,000  with an
interest rate of either prime plus 2 percentage points
or LIBOR plus 3 percentage points per annum; secured by
all the Company's personal property assets including
furniture, equipment, fixtures, real estate, intangible
assets and contract rights; each term loan is payable in
semi-annual installments of $2,500 beginning in April
2002.  See Amended and Restated Credit Agreement below.

Term Loans payable to First Source Financial LLP, acting          81,000
as agent and participant in the Amended and Restated
Credit Agreement dated September 2, 1998; Term Loan A, a
variable rate loan of $67,500 with an interest rate of
either prime plus 225 basis points or LIBOR plus 325
basis points per annum; Term Loan B, a fixed rate loan
of $13,500  with an interest rate of 10.25% per annum;
secured by all the Company's personal property assets
including furniture, equipment, fixtures, real estate,
intangible assets and contract rights; each term loan is
payable in equal, semi-annual installments beginning in
April 2002.  As of December 31, 1998, the interest
rate in effect on the $67,500 of outstanding variable
rate term loan was 8.84%.

Revolving loan payable to First Source Financial LLP,              2,000
acting as agent and participant in the Amended and
Restated Credit Agreement dated September 2, 1998; The
revolving loan availability, in the amount of $5,000, is
a variable rate loan with an interest rate of either
prime plus 175 basis points or LIBOR plus 275 basis
points and is secured by the inventory and accounts
receivable of the Company. The revolving loan is payable
by the expiration date of October 15, 2002 and can be
extended by two years until October 15, 2004 if the
Company meets certain requirements.  As of December 31,
1998, the interest rate in effect on the $2,000 of
outstanding variable rate revolving loan was 8.75%.

Non-interest bearing Note payable to Alan Azizollahoff                               91
dated May 30, 1997 in the original amount of $116,
repaid during 1998; secured by a pledge of 25% of the
shares of Mikohn South America S.A.
                                                                 -------        -------
   Total                                                          87,003         30,226
Less current portion                                              (2,122)          (171)
                                                                 -------        -------
   Long-term portion                                             $84,881        $30,055
                                                                 =======        =======

     On September 2, 1998 the Company completed the closing of an Amended & Restated Credit Agreement in the amount of $86,000. This facility was funded by First Source Financial LLP and a consortium of lenders and it consisted of a $13,500, fixed rate, term loan; a $67,500, variable rate, term loan; and a $5,000, variable rate, revolving line of credit. The fixed interest rate on the fixed rate term loan is 10.25%, the interest rate on variable rate term loan is either the prime rate plus 2.25 percentage points or LIBOR plus 3.25 percentage points, and the interest rate applicable to revolver loans is either prime plus
1.75 percentage points or LIBOR plus 2.75 percentage points. Security for the term loans include all of the Company's personal property assets including contract rights, furniture, fixtures, equipment, real estate, and intangible assets. In addition, the Company has pledged 60% of the stock in its foreign subsidiaries as security for the term loans. Security for loans under the revolving credit facility shall be secured by accounts receivable and inventories. As part of this credit agreement the Company has agreed to maintain certain financial ratios; to comply with certain financial covenants; not allow the incurrence of additional debt or payment of cash dividends, unless expressly allowed within the credit agreement; as well as adhere to a number of other financial restrictions. The term loans are due to begin maturing in April 2002 with equal 16.7% principal repayments due every six months until complete maturity on October 24, 2004. The revolving credit facility is due to expire on October 31, 2002, with the availability to extend the term by one year on two separate occasions. In effect, this allows the extension of the revolving credit facility until October 31, 2004. In addition, the Amended and Restated Credit Agreement allows the Company to add an additional $5,000 of revolving credit. As of the date of this filing, the Company has borrowed $2,000 under the revolving line of credit and has $3,000 available under this line. The Company has been in compliance with the covenants and terms of the Credit Agreement and management believes the Company will remain in compliance.

     Following is the long-term debt maturity schedule:

1999                          $ 2,122
2000                              188
2001                            1,353
2002                           27,171
2003                           29,144
Thereafter                     27,025
                              -------
   Total                      $87,003
                              =======

9.   WRITE-OFF OF ASSETS / EXTRAORDINARY LOSS

     For the year ended December 31, 1998, the Company incurred several non-recurring charges that amounted to $4,493. These charges mainly consisted of (i) the write-off of expenses related to the Company's debt refinancing and acquisitions of September 2, 1998 in the amount of $711, (ii) the write-off of certain goodwill amounts associated with the Company's security and surveillance division in the amount of $1,500, (iii) management reorganization expenses in the amount of $736, (iv) the write-off of certain non-compete agreements in the amount of $739, (v) reserves for the closure of the Company's manufacturing facility in Rapid City, South Dakota in the amount of $500 and (vi) other items in the amount of $307.

     During the third quarter of 1998 as a result part of the acquisition of PGI and P&S Leasing, the Company recorded an extraordinary loss that was associated with the early extinguishment of debt under its prior Credit Agreement (see Note 8, above). The extraordinary loss, net of tax benefits, was $1,752 and consisted of a gross extraordinary loss of $2,662 and the related tax benefit of $910.

10.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1998, the Company was leasing all of its facilities with the exception of its Rapid City, South Dakota; Las Vegas, Nevada and Gulfport, Mississippi interior sign assembly facilities. These leases expire on various dates through 2004. Following is a schedule of future minimum rental payments required under these operating leases:

1999                          $2,393
2000                           1,753
2001                             897
2002                             645
2003                             595
Thereafter                       347
                              ------
   Total                      $6,630
                              ======

     Rent expense was $2,540, $2,218 and $2,174 for the years ended December 31, 1998, 1997 and 1996, respectively.

     In consideration for its assistance in the acquisition of Trans Sierra, the Company has issued to a third party warrants exercisable through October 1, 1999, to purchase up to 50,000 shares of Common Stock at an exercise price (subject to certain provisions protecting against dilution) of $15.00 per share. The Company has reserved authorized but unissued shares for this purpose.

     The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees, and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations including those noted below.

     On October 2, 1997, the Company filed suit against Acres Gaming, Inc. ("Acres") in the U. S. District Court, Las Vegas, Nevada seeking a declaratory judgment that its MoneyTime system does not infringe a patent issued to Acres in August 1997 (U.S. Patent No. 5,655,961) and that the Acres patent is invalid (the "'961 Action"). In the '961 Action, the Company asserts claims for relief against Acres for tortious interference with business relationships, tortious interference with prospective business relationships, and trade libel; Acres counterclaims for patent infringement. Two subsequently filed actions in the same court involving two subsequently issued patents (U.S. Patent Nos. 5,741,183 and 5,752,882), one filed by the Company against Acres and one filed by Acres against the Company, Casino Data Systems ("CDS"), Sunset Station Hotel & Casino and New York New York Hotel & Casino, involve claims for patent infringement, non-infringement and invalidity similar to the claims asserted in the '961 Action (the "'183 Action" and the "'882 Action"). The '183 Action and the '882 Action have been consolidated with the '961 Action (the three actions hereafter referred to as the "Consolidated Action"). Discovery in the Consolidated Action closed on February 26, 1999 and the court has required that all dispositive motions be filed by April 1, 1999. No trial date has been set. Management believes that the Company will prevail in the Consolidated Action.

     On October 13, 1998, Acres brought suit against the Company and CDS alleging, as against the Company, that the MoneyTime system infringes a patent (U.S. Patent No. 5,820,459) issued to Acres on October 13, 1998 (the "'459 Action"). The Company has responded denying infringement and asserting that the Acres patent is invalid. The '459 Action is in an early stage of discovery. No trial date has been set. Management believes that the Company will prevail in the '459 Action.

     Upon the acquisition of PGI in September 1998, the Company also acquired a number of pending lawsuits charging infringement of various patents owned by PGI. The largest of these lawsuits involves the "Let It Ride - Tournament" game and the "Let It Ride - Bonus" game (collectively the "LIRB Game") marketed by Shuffle Master Gaming (the "Shuffle Master Lawsuit"). The Shuffle Master Lawsuit includes a number of separate lawsuits filed by PGI against Shuffle Master and numerous casinos offering the LIRB Game in Connecticut, Indiana, Illinois, Mississippi, Missouri, Nevada and New Jersey all of which have been consolidated for pre-trial purposes by the Judicial Panel on Multi-District Litigation before the United States District Court in Mississippi. Prior to the consolidation of one of the lawsuits brought in New Jersey, the United States District Court in New Jersey entered a preliminary injunction enjoining the operation of the LIRB Game. That injunction is the subject of a motion to vacate pending before the Mississippi District Court. In the Shuffle Master Lawsuit, PGI has claimed that the LIRB Game infringes seven separate patents owned by PGI. Shuffle Master has raised defenses of non-infringement, patent invalidity and inequitable conduct and asserted counterclaims alleging antitrust violations and unfair competition. Discovery is currently stayed; no trial date has been set. Management believes that the Company will prevail in the Shuffle Master Lawsuit.

     The Company is addressing tax issues relating to its table games operations. They are summarized below:

     New Jersey Sales Tax Audit Issue:  The state of New Jersey recently audited
     --------------------------------
Mikohn's sales tax returns and issued a preliminary audit assessment in the amount of $451 plus interest of $200. At issue is how the Company accounts for and remits sales tax on its table game leases. Currently, the Company remits sales tax on a monthly basis based on the amounts invoiced to its casino customers. It is the state's position that the Company, as the lessor of the table game, is the end user and that the Company is ultimately responsible for the sales tax on the entire sales tax obligation at the inception of the lease rather than as the lease payments are invoiced. The Company's Caribbean Stud Lease Agreement provides, in part, that the "Lessee shall promptly reimburse to Mikohn any personal property taxes, gaming device taxes, and any similar taxes or levies that Mikohn is obligated to pay for tables". The state has already refunded to many of the casinos most of the sales tax that was remitted by the Company. The state has preliminarily assessed the Company for the entire amount of the sales tax liability and interest from the original date of the leases. In February 1999, the Company objected to the proposed assessment and is prepared to litigate the issue if it cannot be favorably settled. Although the casinos are contractually obligated for the payment of sales tax, as it is a pass-through tax, there is no guarantee that the casinos will reimburse the Company for any assessment paid by it.

     International Withholding Tax Issues:  The Company has exposure to
     ------------------------------------
potential additional withholding taxes on payments remitted to the U.S. to the previous owner estimated at $2.0 million. The Company has provided to the former owner a Power of Attorney with which to handle the withholding tax issues. To the extent that the Company does not prevail, any payments made would be charged back to the previous owner under the terms of the Stock Purchase Agreement for the acquisition of Progressive Games, Inc. To the extent that the Company is ultimately responsible for the payment of tax, the amounts would be capitalized as part of goodwill on the PGI acquisition. The Company has one year from date of acquisition in which to affect a change in the amount of goodwill. Any changes made after the one year period must be expensed. It is Management's intention to resolve this uncertainty and to effect all required adjustments prior to the end of the one year window.

11.  INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 consist of:

                               1998           1997          1996
                               ----           ----          ----
Current                       $  (449)       $  657         $132
Deferred                       (3,651)          700          297
                              -------        ------         ----
   Total provision (benefit)  $(4,100)       $1,357         $429
                              =======        ======         ====

     The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                1998            %        1997            %      1996        %
                                ----           --        ----           --      ----        --
Amount at statutory rate      $(4,244)       35.0%     $1,306         35.0%     $364      35.0%
Adjustments:
   Non-deductible expenses         52        -0.4%         44          1.2%       61       5.8%
   State income tax and other      (6)        0.0%          6          0.2%      (19)     -1.8%
   Other items                     98        -0.8%          1          0.0%       23       2.2%

                                1998            %        1997            %      1996        %
                                ----           --        ----           --      ----        --
   Total provision (benefit)  $(4,100)       33.8%     $1,357         36.4%     $429      41.2%
                              =======        ====      ======         ====      ====      ====

     The components of the net deferred tax asset at December 31, 1998 and 1997 consist of the following:

                                               1998           1997
                                               ----           ----
Deferred tax assets:
--------------------
Current:
   Inventory book / tax differences          $  614         $  602
   Prepaid expenses and other                   298             55
                                             ------         ------
      Subtotal                                  912            657
                                             ------         ------

Non-current:
   Alternative minimum tax credit                63             23
   Intangible assets                          2,058          1,007
   Foreign losses                                               73
   Other                                      2,165             18
                                             ------         ------
      Subtotal                                4,286          1,121
                                             ------         ------
      Total deferred tax assets               5,198          1,778
                                             ------         ------
Deferred tax liabilities:
-------------------------
Current:
   Prepaid expenses and other                    28             13

Non-current:
   Fixed assets and other                     1,207          1,453
                                             ------         ------
      Total deferred tax liabilities          1,235          1,466
                                             ------         ------
         Net deferred tax assets             $3,963         $  312
                                             ======         ======


  At December 31, 1998, the Company had federal and alternative minimum tax ("AMT") net operating loss carryforwards of $6,184 and $2,871, respectively, and had AMT tax credit carryforwards of $63.

12. EARNINGS PER SHARE



  The Financial Accounting Standards Board recently issued SFAS No. 128 - Earning Per Share - which became effective for periods ending after December 15, 1997, and replaces historically reported earnings per share with "basic", or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period, while diluted earnings per share reflect the additional dilution for all potentially dilutive securities, such as stock options. Additionally, diluted shares cannot be antidilutive (i.e., increase earnings per share) such as, when a company incurs a net loss. The following table reflects the Company's basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996:



                                                1998                1997                  1996
                                               -----                ----                  ----
Net income (loss)                                $(8,026)            $ 2,374               $   612
                                       ===================    ================     =================


Weighted average number of shares
Outstanding:
 Basic                                            10,527               9,952                 9,847
 Assumed conversion of stock options                                     105                   223
                                       -------------------    ----------------     -----------------

 Diluted                                                              10,057                10,070
                                       ===================    ================     =================
Earnings per share:
 Basic                                            $(0.76)              $0.24                 $0.06
                                       ===================    ================     =================

 Diluted                                          $(0.76)              $0.24                 $0.06
                                       ===================    ================     =================



13. STOCK-BASED COMPENSATION PLANS

  In 1993, the Company adopted and in 1996 and 1997 amended (i) a Stock Option Plan under which non-qualified and incentive stock options (as defined by the Internal Revenue Code) to purchase up to 2,400 shares of the Company's Common Stock may be issued to officers, directors (other than non-employee directors), employees, consultants, advisers, independent contractors and agents and (ii) a Director Plan under which stock options to purchase up to 150 shares of the Company's Common Stock may be issued only to non-employee directors. Generally, options have been granted at the fair market value on the date of grant and typically become exercisable at the rate of 20% of the options granted on each of the first through the fifth anniversaries of the date of the grant. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

  Had compensation cost for these plans been determined consistent with SFAS No. 123 - Accounting for Stock - Based Compensation ("Statement 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:



                                           1998           1997             1996
                                           ----           ----             ----
Net income:
 As reported                                $(8,026)       $ 2,374          $   612
                                       ==============    ===========     ============

 Proforma
                                            $(8,977)       $1,328           $    40
                                       ==============    ===========     ============

Earnings Per Share:
 As reported -
      Basic                                  $(0.76)        $0.24             $0.06
                                       ==============    ===========     ============

      Diluted                                $(0.76)        $0.24             $0.06
                                       ==============    ===========     ============

Proforma -
  Basic                                      $(0.85)        $0.13             $0.00
                                       ==============    ===========     ============
  Diluted                                    $(0.85)        $0.13             $0.00
                                       ==============    ===========     ============

  Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that which may be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1995 through 1998 grants: risk-free interest at the date of grant which ranged from 3.5% to 7.78%; expected dividend yield of 0.0 percent; expected lives from 1 to 6 years; and expected volatility between 50 and 60 percent.

  A summary of the status of the Company's stock option plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

(Amounts in thousands                          1998                    1997                        1996
Except per option                              ----                    ----                        ----
Amount)                                            Wtd. Avg.                 Wtd. Avg.                  Wtd. Avg.
                                                   Exercise                  Exercise                   Exercise
                                     Shares        Price         Shares      Price         Shares       Price
                                     ------        -----         ------      -----         ------       -----

Director Plan:
--------------
Options, beginning of year              66         $7.8561           43      $9.7965            20      $14.7375
Granted                                 44          6.9886           26       4.3750            23        5.5000
Exercised                                                            (3)      5.5000
Cancelled                               (6)        15.9167
                                     ------                      --------                   --------

Options, end of year                   104          7.0241           66       7.8561            43        9.7965
                                     ======                      ========                    =======

Exercisable at end of year              39          8.3158           27      13.2364            18       15.8538
                                     ======                      =========                   ========


Weighted average (Wtd. Avg.) fair
value of options granted during the
year                                               $6.9886                   $4.3750                     $5.5000
                                              ============              ============                ============


Employee Option Plan:
---------------------
Options, beginning of year           2,172         $5.6150        1,141      $7.0061           700       $8.8738
Granted                                299          5.7024        1,211       4.3035           710        4.3600
Exercised                             (176)         4.2677           (9)      4.0474           (73)       3.6058
Cancelled                             (339)         4.4183         (171)      5.6960          (196)       5.3544
                                   --------                    --------                 ----------
Options, end of year                 1,956          5.9574        2,172       5.6150         1,141        7.0061
                                   ========                    =========                ===========

Exercisable at end of year             614          5.5815          499       5.1140           358        5.3984
                                   ========                    =========                 ==========

Weighted average (Wtd. Avg.) fair
value of options granted during the
year                                               $5.7024                   $4.3035                     $4.3438
                                              ============              ============                ============

14. BENEFIT PLANS

    Certain employees of CEI are covered by union-sponsored, collectively bargained, multi-employer, defined benefit plans. The Company's contributions to these plans, as determined in accordance with the provisions of the negotiated labor contracts based on the hours worked, for 1998, 1997 and 1996 was $401, $316 and $278, respectively.

    The Company adopted a savings plan (the "401(k) Plan") qualified under
Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees who are not covered by a collective bargaining unit. The Company's matching contribution for 1998, 1997 and 1996 was $156, $141 and $129, respectively.

15. CONCENTRATIONS OF CREDIT RISK

    The financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts and installment sales receivable. Product sales are primarily to casinos and gaming equipment manufacturers.

    At December 31, 1998, accounts and installment sales receivable on a operations basis are as follows:

                                                                        Installment
                                                 Accounts                   Sales
                                                Receivable               Receivable                Total
                                              ------------               ----------                -----
Trade receivables:
   Signs                                          $  12,150                 $  1,237               $  13,387
   Gaming products                                   12,072                    1,010                  13,082
   Gaming operations                                  3,918                                            3,918
                                          -------------------       -------------------   --------------------
    Subtotal                                         28,140                    2,247                  30,387

Other receivables:
  Other                                                 643                                              643
                                          -------------------       -------------------   --------------------
      Subtotal                                          643                        -                     643
                                          -------------------       -------------------   --------------------

      Total                                         $28,783                   $2,247                 $31,030
                                          ===================       ===================   ====================

16. SEGMENT REPORTING

    In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision group is the Operations Committee, which is comprised of the Chairman and each of the Executive Vice-Presidents of Finance, Operations and Sales / Product Development.

    The Company operates in three business segments: Signs, Gaming Products and Gaming Operations. The Signs segment designs, manufactures and installs interior signage and displays. It also, designs, manufactures, installs and maintains exterior signage. The Gaming Products segment includes manufacturing of progressive jackpot systems; it develops, markets and installs automated data collection systems for player tracking and accounting for gaming machines. It also manufactures and sells oversized gaming machines and touch-screen multi-game video machines. The Gaming Operations segment leases, licenses and places proprietary games, machines and tables o lease, structured participation or license agreement. It owns or licenses the rights to several categories of proprietary games, including progressive jackpot table games, coin-push gaming machines, oversized gaming machines and touch-screen multi-game video machines. These table games and gaming machines produce recurring revenue on a lease, participation or licensing agreement. The Company does not allocate corporate expenses to the business segments.

  Business segment Information for the years ended December 31, 1998, 1997 and 1996 consist of:

                                            1998                1997                1996
                                            ----                ----                ----
      Business Segments:
      ------------------
Revenue:
 Signs                                     $50,840             $ 57,478           $56,169
 Gaming products                            36,216               35,621            30,338
 Gaming operations                          11,976                5,449             4,895
                                     --------------      ---------------      ------------
                                           $99,032             $ 98,548           $91,402
                                     ==============      ===============      ============

Gross profit:
 Signs                                     $14,723             $ 17,741           $17,168
 Gaming products                            13,992               15,129            10,160
 Gaming operations                          10,154                4,478             4,427
                                     --------------      ---------------      ------------
                                           $38,869             $ 37,348           $31,755
                                     ==============      ===============      ============

Operating income:
 Signs                                     $ 7,613             $ 11,829           $10,213
 Gaming products                            12,494               13,433             6,564
 Gaming operations                           6,237                2,380             2,986
 Corporate                                 (30,805)             (21,367)        (  17,198)
                                     --------------      ---------------      ------------
                                           $(4,461)            $  6,275           $ 2,565
                                     ==============      ===============      ============

Depreciation and amortization:
 Signs                                     $ 1,103             $    862           $ 1,107
 Gaming products                               885                  362               580
 Gaming operations                           2,566                1,409               915
 Corporate                                   2,172                1,681             1,814
                                     ---------------      --------------      ------------
                                           $ 6,726             $  4,314           $ 4,416
                                     ===============      ==============      ============
Assets:
 Signs                                     $40,002              $ 34,646          $44,069
 Gaming products                            32,545                31,426           26,566
 Gaming operations                          60,898                15,967           13,185
 Corporate                                  19,787                15,549            6,633

                                           1998                1997               1996
                                     ---------------     ---------------     ---------------
                                     ---------------     ---------------     ---------------
                                         $153,232               $ 97,588         $   90,453
                                     ===============     ===============     ===============

Capital expenditures:
 Signs                                   $  5,485              $   1,127         $      980
 Gaming products                            2,226                    279                148
 Gaming operations                          2,718                  1,009              1,393
 Corporate                                    367                    504                219
                                     ---------------     ---------------     ---------------
                                         $ 10,796              $   2,919         $    2,740
                                     ===============     ===============     ===============

                                            1998                1997                1996
                                        ------------        ------------        ------------
     Geographic Operations
     ---------------------

Revenue:
 North America                           $ 82,489              $  83,068         $   80,226
 Australia                                  5,817                  8,924              4,681
 Europe                                     8,955                  5,818              6,495
 South America                              1,771                    738
                                     ---------------     ---------------     ---------------
                                         $ 99,032              $  98,548         $   91,402
                                     ===============     ===============     ===============

Gross profit:
 North America                           $ 31,930              $  30,989         $   29,824
 Australia                                  2,372                  3,073                883
 Europe                                     3,886                  3,063              1,051
 South America                                681                    223                 (3)
                                     ---------------     ---------------     ---------------
                                         $ 38,869              $  37,348         $   31,755
                                     ===============     ===============     ===============

Operating income:
 North America                           $(5,637)              $   4,959         $    3,133
 Australia                                   217                   1,146               (624)
 Europe                                      783                      64                172
 South America                               176                     106               (116)
                                     ---------------     ---------------     ---------------
                                         $(4,461)              $   6,275         $    2,565
                                     ===============      ===============     ===============

Depreciation and amortization:
 North America                           $ 6,596               $   4,108         $    4,254
 Australia                                    31                      72                 19
 Europe                                       90                     122                143
 South America                                 9                      12
                                     ---------------     ---------------     ---------------
                                         $ 6,726               $   4,314         $    4,416
                                     ===============     ===============     ===============

Assets:
 North America                           $142,467              $  87,892         $   83,108
 Australia                                  4,620                  5,112              4,265
 Europe                                     4,702                  3,523              3,080
 South America                              1,443                  1,061
                                     ---------------     ---------------     ---------------
                                         $153,232              $  97,588         $   90,453
                                     ===============     ===============     ===============

                                          1998                   1997                1996
                                          ----                   ----                ----
Capital expenditures:
 North America                           $ 10,266              $   2,460         $    2,478
 Australia                                    218                    178                120
  Europe                                       83                    102                142
  South America                               229                    179
                                     ---------------     ---------------     ---------------
                                         $ 10,796              $   2,919         $    2,740
                                     ===============     ===============     ===============

MIKOHN GAMING CORPORATION
QUARTERLY RESULTS OF OPERATIONS (Unaudited)


                               1st            2nd              3rd             4th             Annual
                               ---            ---              ---             ---             ------
Sales:
 1998                        $21,779        $25,622          $20,209          $31,422          $99,032
                           =========        ========         =======          ========         =======
 1997                        $24,156        $25,807          $23,611          $24,974          $98,548
                           =========        ========         =======          ========         =======

Gross profit:
 1998                        $ 7,747        $11,028          $ 6,942          $13,152          $38,869
                           =========        ========         =======          ========         =======
 1997                        $ 8,806        $ 9,691          $ 8,991          $ 9,860          $37,348
                           =========        ========         =======          ========         =======

Net income (loss):
 1998                        $  (559)       $   698          $(8,793)         $   628          $(8,026)
                           =========        ========         =======          ========         =======
 1997                        $   472        $   852          $   392          $   658          $ 2,374
                           =========        ========         =======          ========         =======

Weighted average shares
outstanding:
 Basic -
  1998                        10,306         10,520           10,626           10,652           10,527
  1997                         9,903          9,884            9,894           10,127            9,952

 Diluted -
  1998                        10,306         10,639           10,626           10,658           10,527
  1997                         9,942          9,894            9,988           10,263           10,057

Net income (loss) per
share:
 Basic -
  1998                        $(0.05)         $0.07           $(0.83)           $0.06           $(0.76)
                           =========        ========         =======          ========         =======
  1997                         $0.05          $0.09            $0.04            $0.07            $0.24
                           =========        ========         =======          ========         =======

 Diluted -
  1998                        $(0.05)         $0.07           $(0.83)           $0.06           $(0.76)
                           =========        ========         =======          ========         =======
  1997                         $0.05          $0.09            $0.04            $0.06            $0.24
                           =========        ========         =======          ========         =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable




                                    PART III



Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

  The information required by Items 10 through 13 is set forth under the captions "Election of Directors", "Management", "Executive Compensation", "Principal Stockholders" and "Certain Transactions" in Mikohn Gaming Corporation's definitive proxy statement for the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference as if set forth in full.



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

     *10.28 Employment Agreement dated July, 1995, between the Company and Richard H. Irvine.

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

      10.38 Credit Agreement dated October 24, 1997, between the Company and First Source Financial LLP ("Credit Agreement") documenting the Company's new $40.0 million secured credit facility including exhibits incorporated by reference to Exhibit 10.35 of the Company `s Form 10-Q dated September 30, 1997.

      10.39 Assignment from First Source Financial LLP to Eaton Vance under the Credit Agreement incorporated by reference to Exhibit 10.36 of the Company `s Form 10-Q dated September 30, 1997.

      10.40 $10.0 million Revolving Note under the Credit Agreement incorporated by reference to Exhibit 10.37 of the Company `s Form 10-Q dated September 30, 1997.

      10.41 Term Loan Note A under the Credit Agreement incorporated by reference to Exhibit 10.38 of the Company `s Form 10-Q dated September 30, 1997.

      10.42 Term Loan Note B under the Credit Agreement incorporated by reference to Exhibit 10.39 of the Company `s Form 10-Q dated September 30, 1997.

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

      10.50 Deed of Trust under the Credit Agreement incorporated by reference to Exhibit 10.47 of the Company's Form 10-Q dated September 30, 1997.

      10.51 Deed of Trust under the Credit Agreement incorporated by reference to Exhibit 10.48 of the Company's Form 10-Q dated September 30, 1997.

      10.52 Composition Mortgage under the Credit Agreement incorporated by reference to Exhibit 10.49 of the Company's Form 10-Q dated September 30, 1997.

      10.53 Agreement dated April 9, 1998, between the Company and Progressive Games, Inc. for the Company to acquire the stock of Progressive Games, Inc incorporated by reference to Exhibit 10.53 of the Company's Form 10-Q dated March 31, 1998.

      10.54 $86,000 Amended and Restated Credit Agreement among Mikohn Gaming Corporation, as Borrower, Each of the Financial Institutions Initially a Signatory Hereto, together with their assignees Pursuant to Section 11.8 Hereof as Lenders, and First Source Financial LLP, as Agent dated as of August 28, 1998 incorporated by reference to Exhibit 10.53 of the Company's Form 10-Q dated September 30, 1998.

      10.55 Annex and Schedules to Amended and Restated Credit Agreement Dated as of August 28, 1998 incorporated by reference to Exhibit
               10.54 of the Company's Form 10-Q dated September 30, 1998.

     *10.56 Employment Agreement dated September 22, 1998, between the Company and Robert J. Smyth.

      21.1     Subsidiaries

      23.4     Consent of Deloitte & Touche LLP

      27       Financial Data Schedules


    *Management contracts and compensation plans

    (b)      Reports on Form 8-K filed during the last quarter of 1998.

             None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MIKOHN GAMING CORPORATION



March 30, 1999                     By:     /s/  Don W. Stevens
                                        -------------------------------------
                                        Don W. Stevens, Executive Vice
                                        President, Treasurer, Principal
                                              Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                    Title                Date
       ---------                    -----                ----


 /s/   David J. Thompson      Chairman of the            March 30, 1999
---------------------------   Board, President and
David J. Thompson             Chief Executive Officer



 /s/   Dennis A. Garcia       EVP - Proprietary Games     March 30, 1999
--------------------------    Director
Dennis A. Garcia


 /s/  Bruce E. Peterson       Director                   March 30, 1999
---------------------------
Bruce E. Peterson


 /s/  Terrance W. Oliver      Director                   March 30, 1999
---------------------------
Terrance W. Oliver


 /s/  John K Campbell         Director                   March 30, 1999
---------------------------
John K. Campbell



---------------------------
James E. Meyer                Director



 /s/   Douglas M. Todoroff    Director                   March 30, 1999
---------------------------
Douglas M. Todoroff