Form 10-K405/A
period 1998-12-31
MIKOHN GAMING CORP
filed 1999-04-14
CIK 912241

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

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

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.10 per share
                    --------------------------------------
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
filing requirement for the past 90 days.  Yes  X    No_____
                                             -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.      X
                   ------

  The number of shares of common stock outstanding as of March 15, 1999, was 10,680,075. The market value of the common stock held by nonaffiliates of the Registrant as of April 12, 1999, was approximately $15,857,885. The market value was computed by reference to the closing sales price of $3.0625 per share of common stock on the NASDAQ National Market System as of March 15, 1999.

                             EXPLANATORY STATEMENT

     This is an amendment to the Mikohn Gaming Corporation annual report on Form 10-K for the year ended December 31, 1998, originally filed on March 31, 1999. The original Form 10-K is being amended due to a transcription error on the Consolidated Statements of Cash Flows as reported on page 48 of the original Form 10-K.

Item 8.  Consolidated Financial Statements and Supplementary Data


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1998, 1997 and 1996

Independent Auditors' Report.................................................................    2
Consolidated Balance Sheets as of December 31, 1998 and 1997.................................    3
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997
and 1996.....................................................................................    4
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
December 31, 1998, 1997 and 1996.............................................................    5
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
December 31, 1998, 1997 and 1996.............................................................    6
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997
and 1996.....................................................................................    7
Notes to Consolidated Financial Statements...................................................    9
Quarterly Results of Operations (Unaudited)..................................................   29


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
                                  ======        ======      =======       =======        =====          =======       =======

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1998, 1997 and 1996


(Amounts in thousands)
                                                                1998                 1997                   1996
                                                                ----                 ----                   ----
Cash flows from operating activities:
   Net income (loss)                                         $ (8,026)             $  2,374               $   612
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Depreciation                                              4,091                 2,784                 2,431
      Amortization                                              2,635                 1,530                 1,985
      Write-off of noncurrent assets                            3,022
      Provision for bad debts                                   1,623                   108                    41
      Change in exchange rate variance                           (192)                 (656)                 (201)
      Extraordinary loss net of tax benefit                     1,752
   Changes in assets and liabilities:
      Accounts receivable                                      (7,822)                3,001                (3,095)
      Installment sales receivable                               (186)                 (682)                  194
      Inventories                                                  93                (2,332)               (5,788)
      Prepaid expenses and other assets                        (5,538)               (3,032)                 (315)
      Intangible assets                                        (2,016)               (2,890)               (2,602)
      Trade accounts payable                                    2,226                  (482)                  373
      Accrued and other current liabilities                       410                   547                   471
      Customer deposits                                         1,171                (3,062)                3,690
      Deferred taxes                                           (3,651)                  700                 1,279
                                                             --------              --------               -------

Net cash used in operating activities                         (10,408)               (2,092)                 (925)
                                                             --------              --------               -------
Cash flows from investing activities:
   Purchase of business operations                            (39,147)
   Purchase of property and equipment                          (5,166)               (1,000)               (1,347)
   Gaming equipment leased to others                           (5,630)               (1,919)               (1,393)
   Proceeds from sales of property and equipment                   35                    27
                                                             --------              --------               -------

Net cash used in investing activities                         (49,908)               (2,892)               (2,740)
                                                             --------              --------               -------

Cash flows from financing activities:
   Proceeds from long-term debt and notes payable              57,050                31,100                   415
   Principal payments on notes payable and long-term debt        (273)              (23,593)                 (787)
   Proceeds from sale of common stock                           2,375                   778                   386
   Purchases of treasury stock                                                         (203)                   (4)
                                                             --------              --------               -------
Net cash provided by financing activities                      59,152                 8,082                    10
                                                             --------              --------               -------
Increase (decrease) in cash and cash equivalents               (1,164)                3,098                (3,655)

Cash and cash equivalents, beginning of year                    4,896                 1,798                 5,453
                                                             --------              --------               -------
Cash and cash equivalents, end of year                       $  3,732              $  4,896               $ 1,798
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

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MIKOHN GAMING CORPORATION



April 12, 1999                     By:     /s/  Don Stevens
                                        -------------------------------------
                                        Don W. Stevens, Executive Vice
                                        President, Treasurer, Principal
                                              Financial Officer