Form 10-Q
period 1999-03-31
MIKOHN GAMING CORP
filed 1999-05-04
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                           March 31, 1999
For the quarterly period ended:______________________________________________

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from _____________________________ to ___________________________________

                                              0-22752
Commission File Number: _____________________________________________________


                           MIKOHN GAMING CORPORATION
_____________________________________________________________________________
            (Exact name of registrant as specified in its charter)

                       Nevada                                                             88-0218876
______________________________________________________________             ___________________________________
(State or other jurisdiction of incorporation or organization)             (IRS Employer Identification Number



  1045 Palms Airport Drive, P.O. Box 98686, Las Vegas, NV            89193-8686
  ______________________________________________________________________________

             (Address of principal executive office and zip code)


                                (702) 896-3890
  ______________________________________________________________________________
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


     YES   X         NO
         _______        _______


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:


       10,722,757                                    April 21, 1999
_______________________________    as of     _______________________________
   (Amount Outstanding)                                   (Date)

                           MIKOHN GAMING CORPORATION

                               TABLE OF CONTENTS




                                                                                                  Page
Part I       FINANCIAL INFORMATION                                                                ----
             Item 1.        Condensed Consolidated Financial Statements
                            Condensed Consolidated Balance Sheets at March 31, 1999 and
                            December 31, 1998                                                       2

                            Condensed Consolidated Statements of Operations for the three
                            months ended March 31, 1999 and 1998                                    3

                            Condensed Consolidated Statements of Cash Flows for the three
                            months ended March 31, 1999 and 1998                                    4

                            Notes to Condensed Consolidated Financial Statements                    5

             Item 2.        Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                  10

Part II      OTHER INFORMATION
             Item 6.        Exhibits and Reports on Form 8-K                                       18


                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS




(Amounts in thousands)                                            March 31,                 December 31,
                                                                    1999                       1998
                                    ASSETS                          ----                        ----
                                    ------
Current assets:
   Cash and cash equivalents                                    $    1,715                   $    3,732
   Accounts receivable, net                                         28,949                       28,783
   Installment sales receivable, current portion                     1,040                        1,387
   Inventories, net                                                 28,533                       25,251
   Prepaid expenses                                                  5,567                        4,611
   Deferred tax asset                                                  884                          884
                                                                ----------                   ----------
      Total current assets                                          66,688                       64,648


Installment sales receivable, net of current portion                 1,009                          860
Property and equipment, net                                         22,425                       22,625
Intangible assets                                                   53,782                       53,567
Other assets                                                         7,929                        8,453
Deferred tax asset  current                                          3,079                        3,079
                                                                ----------                   ----------
      Total assets                                              $  154,912                   $  153,232
                                                                ==========                   ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
   Current portion of long-term debt and notes payable          $    2,564                   $    2,122
   Trade accounts payable                                           10,096                        9,098
   Customer deposits                                                 5,089                        4,675
   Accrued and other current liabilities                             5,700                        5,729
                                                                ----------                   ----------
      Total current liabilities                                     23,449                       21,624
                                                                ----------                   ----------

Long-term debt, net of current portion                              83,694                       84,881
                                                                ----------                   ----------
Stockholders' equity:
   Preferred stock, $.10 par value, 5,000 shares authorized,
      none issued and outstanding
   Common stock, $.10 par value, 20,000 shares authorized,
      10,699 and 10,681 shares issued and outstanding                1,070                        1,068
   Additional paid-in capital                                       51,686                       51,618
   Foreign currency translation                                       (957)                      (1,018)
   Accumulated deficit                                              (3,802)                      (4,713)
                                                                ----------                   ----------
      Subtotal                                                      47,997                       46,955
   Less treasury stock, 19 shares, at cost                            (228)                        (228)
                                                                ----------                   ----------
      Total stockholders' equity                                    47,769                       46,727
                                                                ----------                   ----------
Total liabilities and stockholders' equity                      $  154,912                   $  153,232
                                                                ==========                   ==========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 1999 and 1998

(Amounts in thousands except per share amounts)

                                                                    1999                   1998
                                                               ----------              -----------
Sales                                                          $  25,175               $   21,779
Cost of sales                                                     12,344                   14,032
                                                               ----------              -----------
   Gross profit                                                   12,831                    7,747


Selling, general and administrative expenses                       9,451                    7,966
                                                               ----------              -----------
  Operating income (loss)                                          3,380                     (219)

Interest expense                                                  (2,090)                    (824)
Other income                                                         124                      182
                                                               ----------              -----------
  Income (loss) before income tax (provision) benefit              1,414                     (861)

Income tax (provision) benefit                                      (503)                     302
                                                               ----------              -----------
Net income (loss)                                              $     911               $     (559)
                                                               ==========              ===========

Weighted average common shares:
  Basic                                                           10,675                   10,306
                                                               ==========              ===========
  Diluted                                                         10,675                   10,306
                                                               ==========              ===========
Earnings (loss) per share information:
  Basic
                                                               $    0.09               $    (0.05)
                                                               ==========              ===========
  Diluted                                                      $    0.09               $    (0.05)
                                                               ==========              ===========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1999 and 1998


(Amounts in thousands)
                                                                                 1999                        1998
                                                                                 ----                        ----
Cash flows from operating activities:
   Net income (loss)                                                          $      911                   $    (559)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation                                                                  1,148                         896
     Amortization                                                                    860                         421
     Provision for bad debts                                                          14                          91
     Change in exchange rate variance                                                 61                          48
   Changes in assets and liabilities:
     Accounts receivable                                                            (180)                      2,822
     Installment sales receivable                                                    198                          96
     Inventories                                                                  (3,282)                     (2,735)
     Prepaid expenses and other assets                                              (432)                       (755)
     Intangible assets                                                            (1,075)                       (275)
     Trade accounts payable                                                          998                        (496)
     Accrued and other current liabilities                                           (29)                        (58)
     Customer deposits                                                               414                        (594)
                                                                              ------------                 -----------
Net cash used in operating activities                                               (394)                     (1,098)
                                                                              ------------                 -----------

Cash flows from investing activities:
 Purchase of property and equipment                                                 (400)                       (158)
 Gaming equipment leased to others                                                  (554)                       (711)
 Proceeds from sales of property and equipment                                         6                           1
                                                                              ------------                 -----------
Net cash used in investing activities                                               (948)                       (868)
                                                                              ------------                 -----------

Cash flows from financing activities:
 Proceeds from long-term debt and notes payable                                       44
 Principal payments on notes payable and long-term debt                             (789)                       (111)
 Proceeds from sales of property and equipment                                        70                         450
                                                                              ------------                 -----------
Net cash provided by (used in) financing activities                                 (675)                        339
                                                                              ------------                 ----- ------
                                                                                  (2,017)                     (1,627)
Cash and cash equivalents, beginning of period                                     3,732                       4,896
                                                                              ------------                 -----------
Cash and cash equivalents, end of period                                      $    1,715                   $   3,269
                                                                              ============                 ===========
See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL


  These condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at March 31, 1999, the results of its operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

  All amounts reported in this section are rounded to the nearest thousand unless otherwise stated.


NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS 133 is effective beginning in the third quarter of the Company's fiscal year ending December 31, 1999. The Company has not yet determined the impact that SFAS 133 will have on its financial statements but believes that any such impact will not be material.

NOTE 3 - ACQUISITION - PROGRESSIVE GAMES INC.

  In September 1998, the Company acquired all of the outstanding stock of Progressive Games, Inc. ("PGI") the developer of Caribbean Stud, for an aggregate cash consideration of $35,847 as well as the two exclusive distributors of Caribbean Stud in the major markets of Mississippi and Louisiana, P&S Leasing Corporation, Inc. and P&S Leasing LLC, collectively referred to as P&S Leasing for an aggregate cash consideration of $3,300. All of the outstanding stock of PGI was acquired from Donald W. Jones. In addition to these proprietary games, the assets of PGI include equipment and other physical property used in the manufacture and distribution of these games. All of the outstanding stock of P&S Leasing was owned by Bertrand F. Hull and William S. Parrish.

  The purchase method of accounting for business combinations was applied to the PGI and P&S Leasing acquisitions. Accordingly, the total purchase prices of $35,847 and $3,300 for PGI and P&S Leasing respectively were allocated based on their fair values of all assets and liabilities at the date of acquisition. The Company, with the exceptions noted below, does not anticipate any material adjustments in 1999. The excess of the purchase price over the net assets acquired in these acquisitions totaled $33,674. This goodwill amount will be amortized in a straight line manner over a 40 year period These acquisitions were financed with funds from the private placement of long-term debt the Company consummated in September 1998. Both the acquisitions and the private placement of long-term debt were simultaneously occurring transactions. The results of both PGI and P&S Leasing since the acquisition are included in the Condensed Consolidated Statement of Operations for the quarter ended March 31, 1999. Proforma condensed summary information for the periods March 31, 1999 and 1998 as if the acquisitions of PGI and P&S Leasing occurred on January 1, 1998 follows:

                                                         March 31,
                                                         --------
                                                    1999              1998
                                                    ----              ----
Sales                                            $  25,175         $  25,533
                                                 =========         =========
Net income                                       $     911         $    (202)
                                                 =========         =========

EPS (Basic and diluted)                          $    0.09         $   (0.02)
                                                 =========         =========

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

  As a result of the PGI acquisition, the Company has exposure to potential additional international withholding taxes on payments remitted to the U.S. to the previous owner of PGI, estimated at $2,000. The Company has provided to the former owner a Power of Attorney with which to handle the withholding tax issues. To the extent that the Company does not prevail, any payments made would be charged back to the previous owner under the terms of the Stock

Purchase Agreement for the acquisition of Progressive Games, Inc. To the extent that the Company is ultimately responsible for the payment of tax, the amounts would be capitalized as part of goodwill on the PGI acquisition. The Company has one year from date of acquisition in which to effect a change in the amount of goodwill. Any changes made after the one year period must be expensed. It is Management's intention to resolve this uncertainty and effect all required adjustments prior to the end of the one year window.

NOTE 4 - SEGMENT REPORTING

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

  The Company operates in three business segments: Signs, Gaming Products and Gaming Operations. The Signs segment designs, manufactures and installs interior signage and displays. It also, designs, manufactures, installs and maintains exterior signage. The Gaming Products segment includes manufacturing of progressive jackpot systems; it develops, markets and installs automated data collection systems for player tracking and accounting for gaming machines. It also manufactures and sells oversized gaming machines and touch-screen multi-game video machines. The Gaming Operations segment leases, licenses and places proprietary games, machines and tables on lease, structured participation or license agreement. It owns or licenses the rights to several categories of proprietary games, including progressive jackpot table games, coin-push gaming machines, oversized gaming machines and touch-screen multi-game video machines. These table games and gaming machines produce recurring revenue on a lease, participation or licensing arrangement. The Company does not allocate corporate expenses to the business segments.

  Business segment Information for the quarters ended March 31, 1999 and 1998 consist of:



                                                        March 31,
                                                        ---------

Business segments:                              1999                   1998
------------------                              ----                   ----
Sales:
  Signs                                       $ 11,951               $ 12,466
  Gaming products                                7,459                  7,845
  Gaming operations                              5,765                  1,468
                                              --------               --------
                                              $ 25,175               $ 21,779
                                              ========               ========



                                                       March 31,
                                                       ---------
                                               1999                  1998
                                               ----                  ----

Business segments
-----------------
Gross profit:
 Signs                                      $   4,484              $   3,031
 Gaming products                                3,229                  3,512
 Gaming operations                              5,118                  1,204
                                            ---------              ---------
                                            $  12,831              $   7,747
                                            ---------              ---------

Operating income:
 Signs                                      $   3,250              $   2,095
 Gaming products                                2,346                  2,379
 Gaming operations                              3,984                    791
 Corporate                                     (6,200)                (5,484)
                                            ---------              ---------
                                            $   3,380              $    (219)
                                            =========              =========

Net income before taxes:
 Signs                                      $   2,490              $   1,641
 Gaming products                                1,616                  2,271
 Gaming operations                              3,469                    574
 Corporate                                     (6,161)                (5,347)
                                            ---------              ---------
                                            $   1,414              $    (861)
                                            =========              =========

                                                        March 31,
                                                        ---------
                                              1999                    1998
Geographic Operations                         ----                    ----
---------------------
Sales:
   North America                            $  20,826              $  17,576
   Australia                                    1,944                  1,843
   Europe                                       1,932                  1,878
   South America                                  473                    482
                                            ---------              ---------
                                            $  25,175              $  21,779
                                            =========              =========

Gross profit:
   North America                            $  11,581              $   6,420
   Australia                                      573                    609
   Europe                                         433                    482
   South America                                  244                    236
                                            ---------              ---------
                                            $  12,831              $   7,747
                                            =========              =========

Operating income:
   North America                            $   3,197                   (756)
   Australia                                       75                    264
   Europe                                          15                    146
   South America                                   93                    127
                                            ---------              ---------
                                            $   3,380              $    (219)
                                            =========              =========



Net income before taxes
   North America                            $   1,529              $  (1,309)
   Australia                                      (83)                   244
   Europe                                         (85)                   106
   South America                                   53                     98
                                            ---------              ---------
                                            $   1,414              $    (861)
                                            =========              =========


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

CHANGES IN REPORTING

  As the Company has realigned the reporting of its business units to conform with revised FASB reporting requirements, certain items of prior year revenue and expense have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated. Amounts reported in 1998 have been adjusted to be consistent with the Company's current reporting of intercompany activity. All amounts reported in this section are rounded to the nearest thousand unless otherwise stated. All percentages reported are based on those rounded numbers.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998
------------------------------------------

SALES

                                                                                         Change
                                                                              ---------------------------
       Business Segment                  1999               1998              Amount                %     Comment
       ----------------                  ----               ----              ------               --     -------
Revenues:
   Signs                           $      11,951      $      12,466      $         (515)          -4.1%      1
   Gaming products                         7,459              7,845                (386)          -4.9%      2
   Gaming operations                       5,765              1,468               4,297          292.7%      3
                                   -------------      -------------      --------------
                                   $      25,175      $      21,779      $        3,396           15.6%
                                   =============      =============      ==============
Percentage to total revenues:
   Signs                                   47.5%               57.2%
   Gaming products                         29.6%               36.0%
   Gaming operations                       22.9%                6.8%
                                   ------------       -------------
                                          100.0%              100.0%
                                   ============       =============

1. The decrease of $515 is due primarily to: (i) a decrease of $972 in exterior sign sales, (ii) an offsetting increase of $414 in domestic interior sign and service sales and (iii) an offsetting increase of $125 in sales by our international subsidiaries. The decrease in exterior sign sales is due to a fewer number of exterior sign projects during this most recent period. The increase in interior sign revenue is due primarily to the Beau Rivage opening in Mississippi and the Mandalay Bay opening in Las Vegas. No such large property openings occurred during the same period of the prior year.

2 The decrease of $386 is due primarily to: (i) a decrease of $120 in sales by our international subsidiaries of electronic system products sales, (ii) a decrease of $160 in sales by our international subsidiaries of electronic display product sales, (iii) an offsetting increase of $431 in domestic systems product sales and (iv) a decrease of $405 in slot machine game sales. The decrease in international electronic display sales is due to a lower level of activity in Europe and Australia during this most recent period. The Australian sales are down due to a delay in shipments caused by regulatory issues that have required development of a new controller product. This has led customers to delay orders until a new Mikohn controller is released for sale. These delayed sales should contribute to revenue increases in the last half of 1999.

3 The increase of $4,297 is due primarily to: (i) an increase of $653 in recurring revenue from the Company's MoneyTime(TM) product, (ii) an offsetting decrease of $198 in recurring revenue from the Company's MiniBertha(TM) and Flip-It(TM) slot machine route and (iii) an increase of $3,664 in recurring revenue from the Company's table game route. The increase in MoneyTime revenue is due to the larger number of slot machines under license agreements in the most recent period. The decrease in MiniBertha and Flip-It slot route revenue is primarily due to the smaller number of games on the route during the most recent period. The increase in the table game revenue is primarily due to the acquisitions of PGI and P&S Leasing on September 2, 1998, as well as the Company's effort to expand the number of table games under license agreements since the acquisition of these firms. The table game revenue acquired as a result of these acquisitions was not included in the Company's reported revenue for the three months ended March 31, 1998.

  As of March 31, 1999, the Company had a backlog of orders believed to be firm of $19,773. As of March 31, 1998 and December 31, 1998, the Company's backlogs were $19,211 and $21,960, respectively. Management expects that the backlog of orders at March 31, 1999, will be filled within 120 days.


GROSS PROFIT

                                                                                    Change
                                                                        --------------------------------
   Business Segment                 1999                1998               Amount                 %                 Comment
   ----------------                 ----                ----               ------                --                 -------
Gross profit:
   Signs                        $   4,484            $   3,031           $   1,453                47.9%               1
   Gaming products                  3,229                3,512                (283)               (8.1%)
   Gaming operations                5,118                1,204               3,914               325.1%               2
                                ---------            ---------           ---------
   Total                        $  12,831            $   7,747           $   5,084                65.6%
                                =========            =========           =========
Gross profit margin:
   Signs                             37.5%                24.3%
   Gaming products                   43.3%                44.8%
   Gaming operations                 88.8%                82.0%

   Total                             51.0%                35.6%

1. The increase of $1,453 is primarily due to: (i) an increase in domestic interior signs gross profit of $915 and (ii) an increase in sign service and maintenance gross profit of $592. The increase in domestic interior sign gross profit is primarily due to improvements in operating efficiencies, manufacturing processes and lack of any major low profit margin jobs during the quarter. The increase in sign service and maintenance gross profit is due to improvements in the operations of the service division as well as increased billing rates. These two factors also explain the increase in the gross profit margin in the most recent period.


2 The increase of $3,914 is primarily due to: (i) an increase in MoneyTime gross profit of $647, (ii) a decrease in MiniBertha and Flip-It route gross profit of $287 and (iii) an increase in table game route gross profit of $3,377. The increase in MoneyTime gross profit is due primarily to the greater number of slot machines under license agreements in the most current period. The decrease in MiniBertha and Flip-It slot route gross profit is due primarily to the fewer number of these slot machines on route during the most current period. The increase in table game gross profit is primarily due to: (i) table games acquired as part of the acquisitions of PGI and P&S Leasing and (ii) the Company's effort, since the acquisitions, to increase the number of table games on route. These acquired table games were not included in the amounts shown for the three months ended March 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses for the three months ended March 31, 1999 increased by 19% or $1,485, from $7,966 for the three months ended March 31, 1998 to $9,451 for the three months ended March 31, 1999. The significant factors affecting this increase are as follows:

  Selling, product development and marketing expenses for the three months ended March 31, 1999 increased by 10% or $317, from $3,063 for the three months ended March 31, 1998 to $3,380 for the three months ended December 31, 1999. This increase was due primarily to the implementation of a product development and management unit within the Company to bring new products to market on a more timely basis.

  General and administrative expenses for the three months ended March 31, 1999 increased by 10% or $256, from $2,445 for the three months ended March 31, 1998 to $2,701 for the three months ended March 31, 1999. This increase is due primarily to the additional administrative expenses of PGI and P&S Leasing.

  Research and development expenses for the three months ended March 31, 1999 increased by 19% or $221, from $1,140 for the three months ended March 31, 1998 to $1,361 for the three months ended March 31, 1999. This increase is due primarily to: (i) increased expenses for the development of new slot machine bonusing products and table games and (ii) increased expenses related to the development of Company's table and slot systems product lines.

  For the three months ended March 31, 1999, the Company capitalized certain costs related to software development of new products that have achieved technological feasibility. Capitalized software development costs for the three months ended March 31, 1999 decreased by 57% or $101, from $177 for the three months ended March 31, 1998 to $76 for the three months ended March 31, 1999. For the three months ended March 31, 1999, the Company recognized amortization expense related to these costs of $23. At March 31, 1999 the net book value of capitalized software development costs totaled $1,106.

  Depreciation expense for the three months ended March 31, 1999 increased by 28% or $252, from $896 for the three months ended March 31, 1998 to $1,148 for the three months ended March 31, 1999. This increase is due primarily to: (i) increased depreciation associated with the Company's capitalized recurring revenue games, including MoneyTime and (ii) increased depreciation related to the acquisition of the assets of PGI.

  Amortization expense for the three months ended March 31, 1999 increased by 104% or $439, from $421 for the three months ended March 31, 1998 to $860 for the three months ended March 31, 1999. This increase is primarily due to: (i) increased goodwill amortization related to the acquisitions of PGI and P&S Leasing and (ii) the amortization of the capitalized patent costs acquired as part of the acquisition of PGI.

INTEREST EXPENSE

  Interest expense for the three months ended March 31, 1999 increased by 154% or $1,266, from $824 for the three months ended March 31, 1998 to $2,090 for the three months ended March 31, 1999. This increase is due to the increased debt related to the acquisitions of PGI and

P&S Leasing. The average interest rate on outstanding debt for the three month period ended March 31, 1999 was 9.2% as compared to 9.9% for the three months ended March 31, 1998.

OTHER INCOME

  Other income for the three months ended March 31, 1999 decreased by 34% or $11, from $32 for the three months ended March 31, 1998 to $21 for the three months ended March 31, 1999.

  Interest income for the three months ended March 31, 1999 decreased by 31% or $47, from $150 for the three months ended March 31, 1998 to $103 for the three months ended March 31, 1999. This decrease is due primarily to lower interest income as a result of lower cash or cash equivalents held during the most recent period.

INCOME TAX (PROVISION) BENEFIT

  Income taxes for the three months ended March 31, 1999 equaled a provision of $503 or an effective tax rate of 36% as compared to a tax benefit of $302 and an effective tax rate of 35% for the three months ended March 31, 1998.

EARNINGS (LOSS) PER SHARE

  Basic and diluted earnings per share for the three months ended March 31, 1999 were $0.09 on both basic and diluted weighted average common shares outstanding of 10,675. For the three months ended March 31, 1998 basic and diluted earnings
(loss) per share were ($0.05) on both basic and diluted weighted average common shares outstanding of 10,306.


LIQUIDITY AND CAPITAL RESOURCES

  For the three months ended March 31, 1999 the Company had net income of $911 as compared to a net loss of $559 for the three months ended March 31, 1998.

  Net cash used in operating activities for the current period was $394. The major items reflected in this use of cash were: (i) an increase in inventories of $3,282, (ii) an increase in intangible assets of $1,075 and (iii) an increase in prepaid expenses and other assets of $432. Offsetting these uses of cash, trade accounts payable increased by $998 and customer deposits increased by $414. Net cash used in investing activities and financing activities amounted to $948 and $675, respectively.

  The increase in inventory levels during the most recent period is attributable to the Company's effort to manufacture games that will be capitalized as gaming equipment leased to customers when placed at customer sites under lease or license agreements.

  Cash balances as of March 31, 1999 were $1,715, down from $3,732 at December 31, 1998. The Company expects that cash provided from its operating activities, as well as its available revolving line of credit and its ability to increase the revolving line of credit by $5,000, will be sufficient to meet its requirements during the remainder of 1999.

  On September 2, 1998 the Company completed the closing of an Amended and Restated Credit Agreement. This agreement was funded by First Source LLP and a consortium of lenders and consisted of a $13,500 fixed rate term loan bearing interest at 10.25% per annum; a $67,500 variable rate term loan bearing interest at either prime plus 225 basis points or LIBOR plus 325 basis points; and a $5,000 variable rate revolving line of credit which bears interest at either prime plus 175 basis points or LIBOR plus 275 basis points. As part of this Amended and Restated Credit Agreement the Company has agreed: (i) to maintain certain financial ratios, (ii) to comply with certain financial covenants, (iii) not to allow the incurrence of additional debt or the payment of cash dividends, unless expressly permitted by the Amended and Restated Credit Agreement and (iv) to adhere to a number of other financial restrictions. First Source Financial LLP is acting as the lenders' agent for this transaction. The term loans begin maturing in April 2002 with equal 16.7% principal repayments due every six months until complete maturity on October 24, 2004. The proceeds of this borrowing were used to acquire the stock of PGI and P&S Leasing as well as provide additional working capital. The Company has been in compliance with the covenants and terms of the Amended and Restated Credit Agreement and management believes the Company will remain in compliance. As of the date of this filing, the Company has borrowed $2,000 of the funds available under the revolving line of credit and has $3,000 available under this line. The Company has the ability to increase the revolving line of credit by another $5,000.

YEAR 2000

  The approach of the year 2000 poses problems for businesses utilizing computers or embedded technology (such as micro controllers) in their operations. Many computer programs and systems operating machinery and equipment are date sensitive and will only recognize the last two digits of the year. Such programs and systems may recognize the year 2000 as the year 1900 or not at all. This problem is commonly described as the "Year 2000 Issue" or "Y2K" and it has the potential to produce errors in information and system failures. Assessments of the potential cost and effect of the Year 2000 Issue vary significantly among businesses, and it is extremely difficult to predict the actual impact. Recognizing this uncertainty, management has made and is continually updating its comprehensive assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is Year 2000 compliant.

  The Company manufactures and sells a number of products that include software components. As part of its overall assessment of the Year 2000 Issue, the Company has identified products or product versions that will require modification or other remedial action and has developed and is implementing a plan to facilitate this effort. The corrective action plan includes modifications, upgrades or replacements of non-compliant software systems. The Company anticipates that the required modifications, upgrades and replacements of software systems will most likely be completed and approved by the various gaming jurisdictions during 1999 and that there will be enough time for additional testing, revisions and installations before year end.

  The Company believes that it's corrective action plan is adequate and realistic. Nevertheless, if one or more of the Company's systems has been overlooked or if implementation of the corrective action plan fails to achieve Year 2000 compliance for one or more software systems, there could be a material adverse impact on the Company's business operations and/or financial performance.

  The Year 2000 readiness of the Company's customers varies. In light of this, the Company is encouraging its customers to evaluate their own system requirements and needs. Efforts by customers to address the Year 2000 Issue may affect the demand for certain of the Company's products and services. However, to date the Company is unable to determine what impact, if any, there will be on its revenue.

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

  The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. All of these vendors have been formally contacted to determine whether their systems are Year 2000 compliant. To the extent they are not, timelines have been established as to when the Company will receive the required upgrades to assure that these systems will be Year 2000 compliant. Maintenance or modification of existing software is expensed as incurred, while the purchase of new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company believes that its computer software systems will be Year 2000 compliant, no assurance can be given that all systems provided by software vendors will have all modifications necessary to make them Year 2000 compliant on a timely basis.

  The Year 2000 Issue has an impact on non-information technology systems (i.e., embedded data) such as the Company's manufacturing systems and physical facilities including, but not limited to, security systems and utilities. The non-information technology system issues are more difficult to identify and resolve. The Company is actively identifying non-technology Year 2000 Issues concerning its products and services, as well as those that impact its physical facility locations. As the various non-information technology systems are identified, management is formulating action plans to ensure minimal disruption of its business processes. Although management believes that its efforts will be successful and the costs will not be material to its financial condition and results of operations, it recognizes that any failure or delay could cause a disruption in its business and might have a significant financial impact.

  The Company has estimated total costs to achieve Year 2000 compliance on its internal software and systems to be $300. The Company expects to capitalize costs that are planned system upgrades and expense costs that are incurred only to make the software Y2K compliant. It has incurred costs of approximately $200 to date, $175 of which was capitalized as part of the Company's internally used software upgrade program, the remaining $25 was previously expensed. The additional $100 the Company anticipates incurring will be capitalized as part of planned system upgrades.

  The Company's current cost estimate for efforts associated with achieving compliance with the products that it manufactures, markets, distributes or otherwise sells to its customers is

$630. Of this amount, $280 is expected to be capitalized in accordance with the Company's capitalization policy and these costs are related to the Company's Caribbean Stud product line. This capitalization policy properly matches the Company's monthly stream of revenue to a depreciated asset expense over the useful life of the asset. The costs associated with the Year 2000 Issue upgrade of the Company's Caribbean Stud product line will be charged back to the previous owner under the terms and conditions of the Stock Purchase Agreement between Mikohn and PGI. To the extent the recovery of these amounts is not forthcoming, the Company will charge the cost to the goodwill account establish during the acquisition of PGI. The Company has one year from date of acquisition in which to effect a change in the amount of goodwill. Any changes made after the one year period must be expensed. It is Management's intention to resolve this uncertainty and effect all required adjustments prior to the end of the one year window. The remaining $350 of costs are related to the Company's CasinoLink product line and will be expensed as they are incurred.

  The Company expects to fund these Year 2000 Issue costs from its operating cash flows and does not believe the Year 2000 Issue will have a material impact on the Company's cash resources or liquidity.

  To minimize any potential unforeseen impact, the Company is in the process of developing a contingency plan. Management will continue to formulate additional plans as necessary, based upon the results of current research and investigation. It is the Company's intention to ensure that it has adequate resources and sources of supplies to minimize any potential business interruptions. Although the Company believes the Year 2000 Issue described above will not materially affect its consolidated financial position or results of operations, it acknowledges that it cannot state with certainty that the Year 2000 Issues will not, in some manner now unforeseen, have an adverse impact upon it.

                           MIKOHN GAMING CORPORATION

                          PART II - OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

A.           Exhibits:

             27   Financial Data Schedule

B.           Reports on Form 8-K:
             None

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                           MIKOHN GAMING CORPORATION, Registrant




                                   BY: /S/           Donald W. Stevens
                                       _________________________________________
                                           Donald W. Stevens, Executive Vice
                                            President, Treasurer, Principal
                                                 Financial Officer

Dated:  April 29, 1999