Form 10-Q
period 1999-06-30
MIKOHN GAMING CORP
filed 1999-08-09
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended: June 30, 1999
                                -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________


Commission File Number: 0-22752
                        -------

                           MIKOHN GAMING CORPORATION
                           -------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                        88-0218876
             ------                                        ----------
  (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                   Indentification Number)

      1045 Palms Airport Drive, P.O. Box 98686, Las Vegas, NV 89193-8686
      ------------------------------------------------------------------
             (Address of principal executive office and zip code)

                                (702) 896-3890
                                --------------
             (Registrant's telephone number, including area code)



  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     YES    X     NO
         -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

     10,755,591           as of       July 30, 1999
     ----------                       -------------
(Amount Outstanding)                     (Date)

                           MIKOHN GAMING CORPORATION

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                               --------
Part I       FINANCIAL INFORMATION
             Item 1.    Condensed Consolidated Financial Statements

                        Condensed Consolidated Balance Sheets at June 30, 1999 and
                        December 31, 1998                                                             2

                        Condensed Consolidated Statements of Operations for the Three and
                        Six Months ended June 30, 1999 and 1998                                       3

                        Condensed Consolidated Statements of Cash Flows for the Six Months
                        ended June 30, 1999 and 1998                                                  4

                        Notes to Condensed Consolidated Financial Statements                          5

            Item 2.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                         9

Part II      OTHER INFORMATION

            Item 4.     Submission of Matters to a Vote of Security Holders                          20

            Item 6.     Exhibits and Reports on Form 8-K                                             20

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)                                        June 30,                   December 31,
                                                               1999                         1998
                                                             ---------                    ---------
                        ASSETS
                        ------
 Current assets:
    Cash and cash equivalents                                $   2,048                    $   3,732
    Accounts receivable, net                                    28,401                       28,783
    Installment sales receivable, current portion                  916                        1,387
    Inventories, net                                            28,084                       25,251
    Prepaid expenses                                             5,717                        4,611
    Deferred tax asset                                             884                          884
                                                             ---------                    ---------
       Total current assets                                     66,050                       64,648

 Installment sales receivable, net of current portion              823                          860
 Property and equipment, net                                    22,731                       22,625
 Intangible assets                                              53,673                       53,567
 Other assets                                                    8,043                        8,453
 Deferred tax asset - current                                    3,079                        3,079
                                                             ---------                    ---------


 Total assets                                                $ 154,399                    $ 153,232
                                                             =========                    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

 Current liabilities:
    Current portion of long-term debt and notes payable      $     873                    $   2,122
    Trade accounts payable                                       7,165                        9,098
    Customer deposits                                            5,101                        4,675
    Accrued and other current liabilities                        5,340                        5,729
                                                             ---------                    ---------
       Total current liabilities                                18,479                       21,624
                                                             ---------                    ---------


 Long-term debt, net of current portion                         86,688                       84,881
                                                             ---------                    ---------


 Stockholders' equity:
    Preferred stock, $.10 par value, 5,000 shares authorized,
       none issued and outstanding
    Common stock, $.10 par value, 20,000 shares authorized,
       10,733 and 10,681 shares issued and outstanding           1,073                        1,068
    Additional paid-in capital                                  51,789                       51,618
    Foreign currency translation                                  (784)                      (1,018)
    Accumulated deficit                                         (2,618)                      (4,713)
                                                             ---------                    ---------
       Subtotal                                                 49,460                       46,955
    Less treasury stock, 19 shares, at cost                       (228)                        (228)
                                                             ---------                    ---------
       Total stockholders' equity                               49,232                       46,727
                                                             ---------                    ---------


 Total liabilities and stockholders' equity                  $ 154,399                    $ 153,232
                                                             =========                    =========


 See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three and Six Months Ended June 30, 1999 and 1998

(Amounts in thousands except per share amounts)              Three Months Ended                     Six Months Ended
                                                                  June 30,                               June 30,
                                                         ---------------------------           ----------------------------
                                                           1999               1998               1999                1998
 Sales                                                   $ 29,010           $ 25,621           $ 54,185            $ 47,400
 Cost of sales                                             15,154             14,593             27,498              28,625
                                                         --------           --------           --------            --------
    Gross profit                                           13,856             11,028             26,687              18,775

 Selling, general and administrative expenses               9,941              8,947             19,392              16,913
                                                         --------           --------           --------            --------
    Operating income                                        3,915              2,081              7,295               1,862

 Interest expense                                          (2,105)              (912)            (4,195)             (1,736)
 Other income and (expense)                                   120                (49)               244                 132
                                                         --------           --------           --------            --------

       Income before income tax provision                   1,930              1,120              3,344                 258

 Income tax provision                                        (747)              (422)            (1,250)               (120)
                                                         --------           --------           --------            --------

 Net income                                              $  1,183           $    698           $  2,094            $    138
                                                         ========           ========           ========            ========

 Weighted average common shares:
   Basic                                                   10,707             10,520             10,691              10,413
                                                         ========           ========           ========            ========
   Diluted                                                 10,708             10,639             10,692              10,532
                                                         ========           ========           ========            ========

 Earnings per share information:
   Basic                                                 $   0.11           $   0.07           $   0.20            $   0.01
                                                         ========           ========           ========            ========
   Diluted                                               $   0.11           $   0.07           $   0.20            $   0.01
                                                         ========           ========           ========            ========

 See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998

(Amounts in thousands)
                                                                                             1999                       1998
                                                                                             ----                       ----

 Cash flows from operating activities:
    Net income                                                                             $ 2,094                    $   138
    Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation                                                                          2,405                      1,838
       Amortization                                                                          1,701                      1,002
       Provision for bad debts                                                                 226                        111
       Change in exchange rate variance                                                        234
    Changes in assets and liabilities:
       Accounts receivable                                                                     156                       (646)
       Installment sales receivable                                                            508                       (957)
       Inventories                                                                          (2,832)                    (2,248)
       Prepaid expenses and other assets                                                      (697)                    (2,817)
       Intangible assets                                                                    (1,807)                      (503)
       Trade accounts payable                                                               (1,932)                       (45)
       Accrued and other current liabilities                                                  (389)                        23
       Customer deposits                                                                       426                       (323)
                                                                                           -------                    -------

 Net cash provided by (used in) operating activities                                            93                     (4,427)
                                                                                           -------                    -------

 Cash flows from investing activities:
    Purchase of property and equipment                                                      (1,796)                      (578)
    Gaming equipment leased to others                                                         (724)                      (709)
    Proceeds from sales of property and equipment                                                9                         10
                                                                                           -------                    -------

 Net cash used in investing activities                                                      (2,511)                    (1,277)
                                                                                           -------                    -------


 Cash flows from financing activities:
    Proceeds from long-term debt and notes payable                                           3,176                      3,719
    Principal payments on notes payable and long-term debt                                  (2,618)                      (132)
    Proceeds from sale of common stock                                                         176                      1,060
                                                                                           -------                    -------

 Net cash provided by financing activities                                                     734                      4,647
                                                                                           -------                    -------

 Decrease in cash and cash equivalents                                                      (1,684)                    (1,057)

 Cash and cash equivalents, beginning of period                                              3,732                      4,896
                                                                                           -------                    -------

 Cash and cash equivalents, end of period                                                  $ 2,048                    $ 3,839
                                                                                           =======                    =======

 See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- GENERAL

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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at June 30, 1999, the results of its operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

     All amounts reported in this section are rounded to the nearest thousand unless otherwise stated.


NOTE 2 -- RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 2000, which for the Company will be the year beginning on January 1, 2001. The Company has not yet determined the impact that SFAS 133 will have on its financial statements but believes that any such impact will not be material.


NOTE 3 -- ACQUISITION - PROGRESSIVE GAMES INC.

     In September 1998, the Company contemporaneously acquired all of the outstanding stock of Progressive Games, Inc. ("PGI") the developer of Caribbean Stud, for an aggregate cash consideration of $35,847 as well as the two exclusive distributors of Caribbean Stud in the major markets of Mississippi and Louisiana, P&S Leasing Corporation, Inc. and P&S Leasing LLC (collectively referred to as P&S Leasing) for an aggregate cash consideration of $3,300. All of the outstanding stock of PGI was acquired from Donald W. Jones. In addition to Caribbean Stud and certain other proprietary games, the assets of PGI include equipment and other physical property used in the manufacture and distribution of these games. All of the outstanding stock of P&S Leasing was owned by Bertrand F. Hull and William S. Parrish.

    The purchase method of accounting for business combinations was applied to the PGI and P&S Leasing acquisitions. Accordingly, the total purchase prices of $35,847 and $3,300 for PGI and P&S Leasing, respectively, were allocated based on the fair values of all their assets and liabilities at the date of acquisition. The Company, with the exceptions noted below, does not anticipate any material adjustments in 1999. The excess of the purchase price over the net assets acquired in these acquisitions totaled $33,674. This goodwill amount will be amortized in a straight line manner over a 40 year period. These acquisitions were financed with funds from the private placement of long-term debt the Company consummated in September 1998. Both the acquisitions and the private placement of long-term debt were simultaneously occurring transactions. The results of both PGI and P&S Leasing since the acquisition are included in the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 1999. Proforma condensed summary information for the three and six month ended June 30, 1999 and 1998 as if the acquisitions of PGI and P&S Leasing occurred on January 1, 1998 follows:

                                                                         June 30,
                                                                         --------
                                                       3 Months                          6 Months
                                                       --------                          --------
                                                1999              1998             1999            1998
                                                ----              ----             ----            ----
Sales                                         $29,010           $29,732          $54,185          $55,427
                                              =======           =======          =======          =======
Net income                                    $ 1,183           $   796          $ 2,094          $   446
                                              =======           =======          =======          =======

EPS (basic and diluted)                       $  0.11           $  0.08          $  0.20          $  0.04
                                              =======           =======          =======          =======

     Upon the acquisition of PGI in September 1998, the Company also acquired a number of pending lawsuits charging infringement of various patents owned by PGI. The largest of these lawsuits involves the "Let It Ride Tournament" game and the "Let It Ride Bonus" game (collectively the "LIRB Game") marketed by Shuffle Master Gaming (the "Shuffle Master Lawsuit"). The Shuffle Master Lawsuit includes a number of separate lawsuits filed by PGI against Shuffle Master and numerous casinos offering the LIRB Game in Connecticut, Indiana, Illinois, Mississippi, Missouri, Nevada and New Jersey, all of which have been consolidated for pre-trial purposes by the Judicial Panel on Multi-District Litigation before the United States District Court in Mississippi. Prior to the consolidation of one of the lawsuits brought in New Jersey, the United States District Court in New Jersey entered a preliminary injunction enjoining the operation of the LIRB Game. That injunction is the subject of a motion to vacate pending before the Mississippi District Court. In the Shuffle Master Lawsuit, PGI has claimed that the LIRB Game infringes seven separate patents owned by PGI. Shuffle Master has raised defenses of non-infringement, patent invalidity and inequitable conduct and asserted counterclaims alleging antitrust violations and unfair competition. Discovery is currently stayed; no trial date has been set. Management believes that the Company will prevail in the Shuffle Master lawsuit.

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

NOTE 4 -- SEGMENT REPORTING

     In 1998, the Company adopted SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision group is the Operations Committee, which is comprised of the Chairman and each of the Executive Vice-Presidents of Finance, Operations and Sales / Product Development .

     The Company operates in three business segments: Signs, Gaming Products and Gaming Operations. The Signs segment designs, manufactures and installs interior visual displays. It also, designs, manufactures, installs and maintains exterior signage. The Gaming Products segment includes manufacturing of progressive jackpot systems; it develops, markets and installs automated data collection systems for player tracking and accounting for gaming machines and tables. It also manufactures and sells oversized gaming machines and touch-screen multi-game video machines. The Gaming Operations segment leases, licenses and places proprietary games, machines and tables on lease, structured participation or license agreements. It owns or licenses the rights to several categories of proprietary games, including progressive jackpot table games, coin-push gaming machines, oversized gaming machines and touch-screen multi-game video machines. These table games and gaming machines produce recurring revenue on a lease, participation or licensing agreement. The Company does not allocate corporate expenses to the business segments.

     Business segment information for the three and six months ended June 30, 1999 and 1998 consist of:

                                                Three Months Ended                          Six Months Ended
                                                     June 30,                                    June 30,
                                           ------------------------------              -----------------------------
Business segments:                           1999                  1998                  1999                1998
Sales:
    Signs                                  $ 12,429              $ 12,669              $ 24,380             $ 25,135
    Gaming products                          10,354                11,274                17,813               19,119
    Gaming operations                         6,227                 1,678                11,992                3,146
                                           --------              --------              --------             --------
                                           $ 29,010              $ 25,621              $ 54,185             $ 47,400
                                           ========              ========              ========             ========

Gross profit:
    Signs                                  $  4,813              $  4,884              $  9,297             $  7,915
    Gaming products                           3,581                 4,614                 6,810                8,126
    Gaming operations                         5,462                 1,530                10,580                2,734
                                           --------              --------              --------             --------
                                           $ 13,856              $ 11,028              $ 26,687             $ 18,775
                                           ========              ========              ========             ========

Operating income (loss):
    Signs                                  $  3,072              $  3,634              $  6,323             $  5,729
    Gaming products                           2,904                 3,626                 5,250                6,005
    Gaming operations                         4,209                   949                 8,192                1,740
    Corporate                                (6,270)               (6,128)              (12,470)             (11,612)
                                           --------              --------              --------             --------

                                                 Three Months Ended                           Six Months Ended
                                                      June 30,                                    June 30,
                                           ------------------------------              -----------------------------
Business segments:                           1999                  1998                  1999                1998
                                           $  3,915              $  2,081              $  7,295             $  1,862
                                           ========              ========              ========             ========

Net income before taxes:
    Signs                                   $ 2,252               $ 3,334              $  4,729             $  4,974
    Gaming products                           2,180                 3,222                 3,784                5,493
    Gaming operations                         3,733                   711                 7,201                1,285
    Corporate                                (6,235)               (6,147)              (12,370)             (11,494)
                                           --------              --------              --------             --------

                                            $ 1,930               $ 1,120              $  3,344             $    258
                                           ========              ========              ========             ========

                                                 Three Months Ended                           Six Months Ended
                                                      June 30,                                    June 30,
                                           ------------------------------              -----------------------------
Geographic operations                        1999                  1998                  1999                1998
---------------------
Sales:
   North America                           $ 23,519              $ 21,890              $ 44,345             $ 39,467
   Australia                                  1,652                 1,384                 3,595                3,227
   Europe                                     3,389                 2,042                 5,322                3,919
   South America                                450                   305                   923                  787
                                           --------              --------              --------             --------
                                           $ 29,010              $ 25,621              $ 54,185             $ 47,400
                                           ========              ========              ========             ========

Gross profit:
   North America                           $ 12,228              $  9,635              $ 23,810             $ 16,056
   Australia                                    401                   455                   974                1,063
   Europe                                     1,002                   824                 1,434                1,306
   South America                                225                   114                   469                  350
                                           --------              --------              --------             --------
                                           $ 13,856              $ 11,028              $ 26,687             $ 18,775
                                           ========              ========              ========             ========

Operating income (loss):
   North America                           $  3,639              $  1,586              $  6,857             $    850
   Australia                                   (199)                   90                  (126)                 351
   Europe                                       380                   428                   383                  574
   South America                                 95                   (23)                  181                   87
                                           --------              --------              --------             --------
                                           $  3,915              $  2,081              $  7,295             $  1,862
                                           ========              ========              ========             ========

Net income (loss) before taxes:
   North America                           $  1,818              $    663              $  3,420             $   (760)
   Australia                                   (353)                   42                  (435)                 352
   Europe                                       380                   435                   222                  572
   South America                                 85                   (20)                  137                   94
                                           --------              --------              --------             --------
                                           $  1,930              $  1,120              $  3,344             $    258
                                           ========              ========              ========             ========

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

     All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. They are necessarily speculative, and unforeseen factors such as unusual production problems, competitive pressures, failure to gain the acceptance of regulatory authorities and other adverse government action, customer resistance, delay in the introduction of new products, the expiration or termination of rights to use key intellectual property and general deterioration in economic conditions may cause results to be materially poorer than any that may be projected. Forward-looking statements speak only as of the date they are made, and readers are warned that the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 and June 30, 1998

SALES



                                                                                        Change
                                                                                        ------
       Business Segment                  1999               1998              Amount                %               Comment
       ----------------                  ----               ----              ------                -               -------
Revenues:
   Signs                              $ 24,380           $ 25,135            $  (755)              -3.0%                   1
   Gaming products                      17,813             19,119             (1,306)              -6.8%                   2
   Gaming operations                    11,992              3,146              8,846              281.2%                   3
                                      --------           --------            -------

                                      $ 54,185           $ 47,400            $ 6,785               14.3%
                                      ========           ========            =======

Percentage to total revenues:
   Signs                                  45.0%               53.0%
   Gaming products                        32.9%               40.3%
   Gaming operations                      22.1%                6.7%
                                         -----               -----

                                         100.0%             100.0%
                                         =====              =====

1 This decrease of $755 is due primarily to: (i) a decrease in exterior sign sales of $437, (ii) a decrease in service revenues of $570 and (iii) an offsetting increase in slot glass sales of $195. The decrease in the exterior sign division reflects lower sales of its exterior video display products. The decrease in the service division is due to lower maintenance contract revenue.

2 This decrease of $1,306 is due primarily to: (i) a decrease in slot machine sales of $2,217, (ii) a decrease in electronic display sales of $1,800 and
  (iii) an offsetting increase in electronic systems sales of $2,673. The decrease in slot machine sales reflects lower sales of our MiniBertha(TM) slot machine. The decrease in electronic display product revenue reflects lower sales of electronic meters to original equipment manufacturers ("OEMs"). Additionally, electronic display product revenue was lower due to delay of a new product introduction in Australia. The increase in electronic system revenues reflects strong growth in international markets including Europe, Australia and Canada.

3 This increase of $8,846 is due primarily to: (i) an increase in slot route revenue of $970 and (ii) an increase in table game revenue of $7,642. The increase in slot route revenue reflects a larger number of MoneyTime(TM) slot machines on route during 1999 as compared to 1998. The increase in table game revenue is due to the acquisitions of PGI and P&S Leasing on September 2, 1998, which resulted in an increased number of table games under license during the most recent period, as well as our efforts to expand the number of table games under license agreements since the acquisitions.

As of June 30, 1999, the Company had a backlog of orders believed to be firm of $19,332. As of June 30, 1998 and December 31, 1998, the Company's backlogs were $15,450 and $22,024, respectively. Management expects that the backlog of orders at June 30, 1999, will be filled within 120 days.

GROSS PROFIT

                                                                                        Change
                                                                                        ------
       Business Segment                  1999               1998              Amount                %               Comment
       ----------------                  ----               ----              ------                -               -------
Gross profit:
   Signs                               $  9,297           $  7,915            $ 1,382               17.5%                   1
   Gaming products                        6,810              8,126             (1,316)             -16.2%                   2
   Gaming operations                     10,580              2,734              7,846              287.0%                   3
                                       --------           --------            -------

   Total                               $ 26,687           $ 18,775            $ 7,912               42.1%
                                       ========           ========            =======

Gross profit margin:
   Signs                                   38.1%               31.5%
   Gaming products                         38.2%               42.5%
   Gaming operations                       88.2%               86.9%

   Total                                   49.3%               39.6%


1 This increase of $1,382 is primarily due to improved margins in interior visual displays, exterior signs, and service. Gross margins in interior visual displays increased from 39.1% to 44.9% between the periods as a result of manufacturing consolidation and efficiency efforts. Profit margins in the exterior sign and service divisions increased from 26.6% to 31.4% and from 2.9% to 30.3% respectively.

2 This decrease of $1,316 is primarily due to: (i) a decrease in slot machine sales gross profit of $1,442, (ii) a decrease in electronic display gross profit of $865 and (iii) an offsetting increase in electronic systems gross profit of $953. The decrease in slot machines sales gross profit reflects lower sales levels during the most recent period as well as a lower overhead absorption level due to this lower volume. The decrease in electronic display gross profit is due to lower sales to OEMs during the most recent period. The increase in electronic systems gross profit levels closely parallels the corresponding increases in sales volume.

3 This increase of $7,846 is primarily due to: (i) an increase in slot route gross profit of $609 and (ii) an increase in table game gross profit of $7,003. The increase in slot route gross profit reflects the increased number of games during the most recent period. The increase in table game gross profit is directly attributable to the acquisition of PGI and P&S Leasing on September 2, 1998 and the increased number of table games under license during this most recent period.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the six months ended June 30, 1999 increased by 15% or $2,479, from $16,913 for the six months ended June 30, 1998 to $19,392 for the six months ended June 30, 1999. The significant factors effecting this increase are as follows:

     Selling, product development and marketing expenses for the six months ended June 30, 1999 increased by 4% or $232, from $6,581 for the six months ended June 30, 1998 to $6,813 for the six months ended June 30, 1999. Although other factors caused variations among the mix of expenses between the periods, the primary reason for this increase is our increased focus on the product development process including improving the time to market for new products under development.

     General and administrative expenses for the six months ended June 30, 1999 increased by 17% or $833, from $4,772 for the six months ended June 30, 1998 to $5,605 for the six months ended June 30, 1999. This increase is the result of additional administrative expenses associated with the larger slot machine and table game routes we now own and operate, increased expenses relating to our efforts to expand and improve the product development function and increased bad debt reserves.

     Research and development expenses for the six months ended June 30, 1999 increased by 6% or $150, from $2,718 for the six months ended June 30, 1998 to $2,868 for the six months ended June 30, 1999. This increase is due to increased expenses for the development of new slot machine and table game products.

     For the six months ended June 30, 1999, the Company capitalized certain costs related to software development of new products that have achieved technological feasibility. Capitalized software development costs for the six months ended June 30, 1999 increased by 55% or $97, from $177 for the six months ended June 30, 1998 to $274 for the six months ended June 30, 1999.

     Depreciation expense for the six months ended June 30, 1999 increased by 31% or $565, from $1,840 for the six months ended June 30, 1998 to $2,405 for the six months ended June 30, 1999. This increase is due primarily to: (i) increased depreciation associated with capitalized recurring revenue games, including MoneyTime and (ii) increased depreciation related to the acquisition of the assets of PGI.

     Amortization expense for the six months ended June 30, 1999 increased by 70% or $699, from $1,002 for the six months ended June 30, 1998 to $1,701 for the six months ended June 30, 1999. This increase is primarily due to: (i) increased goodwill amortization related to the acquisitions of PGI and P&S Leasing and (ii) the amortization of the capitalized patent costs acquired during the acquisitions of PGI and P&S Leasing.


INTEREST EXPENSE

     Interest expense for the six months ended June 30, 1999 increased by 142% or $2,459, from $1,736 for the six months ended June 30, 1998 to $4,195 for the six months ended June 30, 1999. Included in this interest expense is the amortization of loan costs of $443 and $164 for the six months ended June 30, 1999 and June 30, 1998, respectively. This increase in interest expense is due to the increased debt related to the acquisitions of PGI and P&S Leasing. The average interest rate on outstanding debt for the six months ended June 30, 1999 was 8.6% as compared to 9.8% for the six months ended June 30, 1998.


OTHER INCOME AND EXPENSE

     Other income and expense for the six months ended June 30, 1999 changed by $152, from an expense of $88 for the six months ended June 30, 1998 to income of $64 for the six months ended June 30, 1999.

     Interest income for the six months ended June 30, 1999 decreased by 18% or $40, from $220 for the six months ended June 30, 1998 to $180 for the six months ended June 30, 1999.


INCOME TAX PROVISION

     Income taxes for the six months ended June 30, 1999 were $1,250 or an effective tax rate of 37.4% as compared to $120 and effective rate of 46.5% for the six months ended June 30, 1998. The decrease in the tax rate between the comparable periods is primarily due to the impact of the permanent treatment of certain non-deductible expenses during the six months ended June 30, 1998 on a relatively small base of income before taxes. The add-back did not have as large an impact during the most recent period due to the larger base upon which the provision is computed.


EARNINGS PER SHARE

     Basic and diluted earnings per share for the six months ended June 30, 1999 were $.20 on both basic and diluted weighted average common shares outstanding of 10,691 and 10,692, respectively. For the six months ended June 30, 1998 basic and diluted earnings per share were $.01 on both basic and diluted weighted average common shares outstanding of 10,413 and 10,532, respectively.


Three Months Ended June 30, 1999 and June 30, 1998

SALES

                                                                                        Change
                                                                                        ------
       Business Segment                  1999               1998              Amount                %               Comment
       ----------------                  ----               ----              ------                -               -------
Revenues:
   Signs                              $ 12,429           $ 12,669            $  (240)              -1.9%                   1
   Gaming products                      10,354             11,274               (920)              -8.2%                   2
   Gaming operations                     6,227              1,678              4,549              271.1%                   3
                                      --------           --------            -------
                                      $ 29,010           $ 25,621            $ 3,389               13.2%
                                      ========           ========            =======

Percentage to total revenues:
   Signs                                  42.8%               49.4%
   Gaming products                        35.7%               44.0%
   Gaming operations                      21.5%                6.6%
                                         -----              ------
                                         100.0%             100.0%
                                         =====              =====

1 This decrease of $240 is due to: (i) a decrease in interior visual display sales and service revenue of $789 and $263, respectively, (ii) an offsetting increase in exterior sign sales of $534 and (iii) an offsetting increase in slot glass sales of $278. The decrease in interior visual display sales during the most recent period reflects lower sales levels in international markets as well as lower sales levels to OEM customers. The decrease in service revenue is due to lower maintenance contract revenue.

2 This decrease of $920 is due primarily to: (i) a decrease in slot machine sales of $1,812, (ii) a decrease in electronic display sales of $1,534 and
  (iii) an offsetting increase in electronic system sales of $2,455. The decrease in slot machine sales reflects lower sales of the MiniBertha slot machine during the most recent period. The decrease in electronic display sales results from lower sales to OEMs during the most recent period. The increase in electronic system sales reflects increased sales in Europe, Australia and Canada.

3 This increase of $4,549 is due primarily to: (i) an increase in slot route revenue of $514 and (ii) an increase in table game revenue of $3,978. The increase in slot route revenue reflects a larger number of MoneyTime slot machines on route during 1999 as compared to 1998. The increase in table game revenue is due to the acquisitions of PGI and P&S Leasing on September 2, 1998, which resulted in an increased number of table games under license during the most recent period, as well as our efforts to expand the number of table games under license agreements since the acquisitions.


GROSS PROFIT

                                                                                        Change
                                                                                        ------
       Business Segment                  1999               1998              Amount                %               Comment
       ----------------                  ----               ----              ------                -               -------
Gross profit:
   Signs                               $  4,813           $  4,884            $   (71)              -1.5%                   1
   Gaming products                        3,581              4,614             (1,033)             -22.4%                   2
   Gaming operations                      5,462              1,530              3,932              257.0%                   3
                                       --------           --------            -------
   Total                               $ 13,856           $ 11,028            $ 2,828               25.6%
                                       ========           ========            =======

Gross profit margin:
   Signs                                   38.7%               38.6%
   Gaming products                         34.6%               40.9%
   Gaming operations                       87.7%               91.2%

   Total                                   47.8%               43.0%

1 This decrease of $71 is primarily due to: (i) a decrease in interior visual display gross profit of $336 and (ii) an offsetting increase in exterior sign gross profit of $272. The decrease in interior visual display gross profit is proportional to the decreased sales levels for interior visual displays during the most recent period. The increase in exterior sign gross profit resulted from the increased sales levels during the most recent period as well as a general improvement in profit margin during the most recent period. Gross profit margins for the exterior sign division increased from 28% for the three months ended June 30, 1998 to 31% for the three months ended June 30, 1999.

2 This decrease of $1,033 is primarily due to: (i) a decrease in slot machine sales gross profit of $1,056, (ii) a decrease in electronic display gross profit of $838 and (iii) an offsetting increase in electronic systems gross profit of $890. The decrease in slot machine sales gross profit reflects both lower sales volume during the most recent period as well as lower gross profit margins on those sales. A significant number of the slot machine sales during the most recent period were MiniBertha route games that were converted to sales. These types of conversion sales are typically lower margin sales because they are discounted based on the length of time the customer had the slot machine under route license agreement. The decrease in electronic display gross profit reflects the lower sales volume during the most recent period. The increase in electronic system gross profit corresponds to the increase in sales during the most recent period.

3 This increase of $3,932 is primarily due to: (i) an increase in slot route gross profit of $248 and (ii) an increase in table game gross profit of $3,627. The increase in slot route gross profit reflects the larger number of slot machines under license agreements during the most recent period. The increase in table game gross profit is directly attributable to the acquisition of PGI and P&S Leasing on September 2, 1998 and the increased number of table games under license during this most recent period.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended June 30, 1999 increased by 11% or $994, from $8,947 for the three months ended June 30, 1998 to $9,941 for the three months ended June 30, 1999. The significant factors affecting this increase are as follows:

     Selling, product development and marketing expenses for the three months ended June 30, 1999 decreased by 2% or $85, from $3,518 for the three months ended June 30, 1998 to $3,433 for the three months ended June 30, 1999.

     General and administrative expenses for the three months ended June 30, 1999 increased by 25% or $577, from $2,327 for the three months ended June 30, 1998 to $2,904 for the three months ended June 30, 1999. This increase is the result of additional administrative expenses associated with the PGI and P&S Leasing acquisitions, increased expenses relating to our efforts to expand and improve the product development function and increased bad debt reserves.

     Research and development expenses for the three months ended June 30, 1999 decreased by 4% or $71, from $1,578 for the three months ended June 30, 1998 to $1,507 for the three months ended June 30, 1999. This decrease reflects lower equipment charges to research and development projects during the most current period. These charges were $97 lower during June 1999 than in June 1998.

     For the three months ended June 30, 1999, the Company capitalized certain software development costs related to software development of new products that have achieved technological feasibility. Capitalized software development costs for the three months ended June 30, 1999 decreased by 25% or $44, from $177 for the three months ended June 30, 1998 to $133 for the three months ended June 30, 1999.

     Depreciation expense for the three months ended June 30, 1999 increased by 33% or $312, from $944 for the three months ended June 30, 1998 to $1,256 for the three months ended June 30, 1999. This increase is due primarily to: (i) increased depreciation associated with capitalized recurring revenue games, including MoneyTime and (ii) increased depreciation related to the acquisition of the assets of PGI.

     Amortization expense for the three months ended June 30, 1999 increased by 45% or $260, from $581 for the three months ended June 30, 1998 to $841 for the three months ended June 30, 1999. This increase is primarily due to: (i) increased goodwill amortization related to the acquisitions of PGI and P&S Leasing and (ii) amortization of capitalized patent costs associated with the acquisitions of PGI and P&S Leasing.

INTEREST EXPENSE

     Interest expense for the three months ended June 30, 1999 increased by 131% or $1,193, from $912 for the three months ended June 30, 1998 to $2,105 for the three months ended June 30, 1999. Included in this interest expense is the amortization of loan costs of $223 and $82 for the three months ended June 30, 1999 and June 30, 1998, respectively. This increase in interest expense is due to the increased debt related to the acquisitions of PGI and P&S Leasing. The average interest rate on outstanding debt for the three months ended June 30, 1999 was 8.7% as compared to 10.4% for the three months ended June 30, 1998.


OTHER INCOME AND EXPENSE

     Other income for the three months ended June 30, 1999 changed by $163, from an expense of $120 for the three months ended June 30, 1998 to an income of $43 for the three months ended June 30, 1999.

     Interest income for the three months ended June 30, 1999 increased by 10% or $7, from $70 for the three months ended June 30, 1998 to $77 for the three months ended June 30, 1999.


INCOME TAX BENEFIT

     Income taxes for the three months ended June 30, 1999 equaled a provision of $747 or an effective tax rate of 38.7% as compared to a tax provision of $422 and effective rate of 37.7% for the three months ended June 30, 1998.

EARNINGS PER SHARE

     Basic and diluted earnings per share for the three months ended June 30, 1999 were $.11 on both basic and diluted weighted average common shares outstanding of 10,707 and 10,708, respectively. For the three months ended June 30, 1998 basic and diluted earnings per share were $.07 on both basic and diluted weighted average common shares outstanding of 10,520 and 10,639, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1999, the Company had net income of $2,094 as compared to a net income of $138 for the six months ended June 30, 1998.

     Net cash provided by operating activities for the six months ended June 30,1999 amounted to $93. The major items reflected were: (i) an increase in inventories of $2,832, (ii) an increase in intangible assets of $1,807, (iii) a decrease in accounts payable of $1,932 and (iv) a decrease in accruals and other current liabilities of $389. Offsetting these uses of cash, accounts receivable and installment sales receivable decreased by $664 and customer deposits increased by $426. Net cash used in investing activities was $2,511 and cash provided by financing activities amounted to $734.

     The increase in inventory levels during the most recent period is attributable to the Company's effort to manufacture games that will be capitalized as gaming equipment leased to customers when placed at customer sites under lease or license agreements. Net cash used in investing activities consisted primarily of investments in property and equipment as well as investments in gaming equipment leased to customers.

     Cash balances as of June 30, 1999 were $2,048, down from $3,732 at December 31, 1998. We expect that cash provided from operating activities, as well as an available revolving line of credit and the ability to increase the this line of credit by $5,000, will be sufficient to meet our requirements during the remainder of 1999.

     On September 2, 1998, we completed the closing of an Amended and Restated Credit Agreement. This agreement was funded by First Source Financial LLP and a consortium of lenders and consisted of a $13,500 fixed rate term loan bearing interest at 10.25% per annum; a $67,500 variable rate term loan bearing interest at either prime plus 225 basis points or LIBOR plus 325 basis points; and a $5,000 variable rate revolving line of credit which bears interest at either prime plus 175 basis points or LIBOR plus 275 basis points. As part of this Amended and Restated Credit Agreement the Company has agreed: (i) to maintain certain financial ratios, (ii) to comply with certain financial covenants, (iii) not to allow the incurrence of additional debt or the payment of cash dividends, unless expressly permitted by the Amended and Restated Credit Agreement and (iv) to adhere to a number of other financial restrictions. First Source Financial LLP is acting as the lenders' agent for this transaction. The term loans will begin maturing in April 2002 with equal 16.7% principal repayments due every six months until complete maturity on October 24, 2004. The proceeds of this placement were used to acquire PGI and P&S Leasing as well as to provide additional working capital. We have been in compliance with the covenants and terms of the Amended and Restated Credit Agreement and believe that we will remain in compliance. As of the date of this filing, we have borrowed $3,500 of the funds available under the revolving line of credit and have $1,500 available under this line. Additionally, we have the ability to increase the revolving line of credit by another $5,000.


YEAR 2000

     The approach of the year 2000 poses problems for businesses utilizing computers or embedded technology (such as micro controllers) in their operations. Many computer programs and systems operating machinery and equipment are date sensitive and will only recognize the last two digits of the year. Such programs and systems may recognize the year 2000 as the year 1900 or not at all. This problem is commonly described as the "Year 2000 Issue" or "Y2K" and it has the potential to produce errors in information and system failures. Assessments of the potential cost and effect of the Year 2000 Issue vary significantly among businesses, and it is extremely difficult to predict the actual impact. Recognizing this uncertainty, management has made and is continually updating its comprehensive assessment of the Company's exposure to the Year 2000 Issue and what is required to ensure that the Company is Year 2000 compliant.

     The Company manufactures and sells a number of products that include software components. As part of its overall assessment of the Year 2000 Issue, the Company has identified products or product versions that require modification or other remedial action and has developed and is implementing a plan to facilitate this effort. The corrective action plan includes modifications, upgrades or replacements of non-compliant software systems. The Company believes that the required modifications, upgrades and replacements of software systems will most likely be completed and approved by the various gaming jurisdictions during 1999 and that there will be enough time for additional testing, revisions and installations before year end.

     The Company believes that it's corrective action plan is adequate and realistic. Nevertheless, if one or more of the Company's systems has been overlooked or if implementation of the corrective action plan fails to achieve Year 2000 compliance for one or more software systems, there could be a material adverse impact on the Company's business operations and/or financial performance.

     The Year 2000 readiness of the Company's customers varies. The Company is encouraging its customers to evaluate their own system requirements and needs. Efforts by customers to address the Year 2000 Issue may affect the demand for certain of the Company's products and services. However, to date the Company is unable to determine what impact, if any, customer Y2K problems might have on its revenue.

     The Company is also in the process of assessing the Year 2000 readiness of its key suppliers and business partners. The Year 2000 Issue presents a number of other risks and uncertainties that could impact the Company, such as the ability of certain governments and gaming commissions of the various jurisdictions where the Company conducts business to timely act on updates to Company products, including software, that require regulatory approval before the Company's customers can lawfully use them.

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

     The Company has estimated total costs to achieve Year 2000 compliance on its internal software and systems to be $400. The Company expects to capitalize costs that are planned system upgrades and expense costs that are incurred only to make the software Y2K compliant. It has incurred costs of approximately $230 to date, $193 of which was capitalized as part of the Company's internally used software upgrade program and the remaining amount was previously expensed. Of the additional estimated $170, the Company expects that most will be capitalized as part of planned system upgrades.

     The Company's current cost estimate for efforts associated with achieving compliance with the products that it manufactures, markets, distributes or otherwise sells to its customers is $1,300. Of this amount, $900 is related to the Company's Caribbean Stud product line and is expected to be charged back to the previous owner under the terms and conditions of the Stock Purchase Agreement with PGI. To the extent the recovery of these amounts is not forthcoming, the Company will charge the cost to the goodwill account established during the acquisition of PGI. As previously noted, the Company has one year from date of acquisition in which to affect a change in the amount of goodwill. Any changes made after the one year period must be expensed. It is Management's intention to resolve this uncertainty and effect all required adjustments prior to the end of the one year window. The remaining $400 of costs are primarily related to the Company's CasinoLink product line and are expensed as they are incurred.

     The Company expects to fund these Year 2000 Issue costs from its operating cash flows and does not believe the Year 2000 Issue will have a material impact on the Company's cash resources or liquidity.

     To minimize any potential unforeseen impact, the Company is in the process of developing a contingency plan. Management will continue to formulate additional plans as necessary, based upon the results of current research and investigation. It is the Company's intention to ensure that it has adequate resources and sources of supplies to minimize any potential business interruptions. Although the Company believes the Year 2000 Issue will not materially affect its consolidated financial position or results of operations, it acknowledges that it cannot state with certainty that the Year 2000 Issues will not, in some manner now unforeseen, have an adverse impact upon it.

                           MIKOHN GAMING CORPORATION
                          PART II - OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders

     Certain matters were submitted to the stockholders for their approval or other action at the annual meeting of stockholders, all as set forth in the Company's Proxy Statement dated April 14, 1999, heretofore filed with the Commission and incorporated by this reference.

(a) The annual meeting of stockholders was on held May 11, 1999. On the record date, March 15, 1999, there were 10,680,075 shares of common stock outstanding and entitled to vote.


(b) Only the two Class 1 directors of the Company were standing for reelection, and both were reelected. The number of votes cast "FOR" and "ABSTAIN" with respect to each (no votes were cast "AGAINST" either director) were as follows:



                                                           Votes
      Director                         Votes For          Abstain
      --------                     -----------------    ------------
Thompson, David J.                    9,217,531            114,060
Campbell, John                        9,215,474            116,117


(c) The continued retention of Deloitte & Touche LLP as independent auditors was approved. 9,263,331 shares voted in favor thereof, 66,545 shares voted against and 1,715 shares abstained.

Item 6 -- Exhibits and Reports on Form 8-K

A.           Exhibits:

             27            Financial Data Schedules

B.           Reports on Form 8-K:

             None

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                           MIKOHN GAMING CORPORATION, Registrant




                                           BY: /s/ Donald W. Stevens
                                              ----------------------------------
                                               Donald W. Stevens, Executive Vice
                                                President, Treasurer, Principal
                                                       Financial Officer

Dated:  August 6, 1999