Form 10-Q
period 1999-09-30
MIKOHN GAMING CORP
filed 1999-11-08
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:                September 30, 1999
                                ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________

Commission File Number:                         0-22752
                        --------------------------------------------------------

                           MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                          Nevada                                              88-0218876
-------------------------------------------------------------   --------------------------------------
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification Number)

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

     YES   X     NO _____
         -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

        10,763,692                  as of                    October 27, 1999
--------------------------                                ----------------------
   (Amount Outstanding)                                           (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS


                                                                                     Page
                                                                                     ----
Part I    FINANCIAL INFORMATION
          Item 1.   Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets at September 30, 1999
                    and December 31, 1998                                               2

                    Condensed Consolidated Statements of Operations for the
                    Three and Nine Months Ended September 30, 1999 and 1998             3

                    Condensed Consolidated Statements of Cash Flows for the Nine
                    Months Ended September 30, 1999 and 1998                            4

                    Notes to Condensed Consolidated Financial Statements                6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                          11

Part II   OTHER INFORMATION
          Item 4.   Submission of Matters to a Vote of Security Holders                22
          Item 6.   Exhibits and Reports on Form 8-K                                   22

                                                     MIKOHN GAMING CORPORATION
                                               CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)                                                September 30,               December 31,
                                                                          1999                       1998
                                                                          ----                       ----
                         ASSETS
                         ------

Current assets:
   Cash and cash equivalents                                    $             2,211       $              3,732
   Accounts receivable, net                                                  28,800                     28,783
   Installment sales receivable, current portion                              1,085                      1,387
   Inventories, net                                                          30,136                     25,251
   Prepaid expenses                                                           6,885                      4,611
   Deferred tax asset                                                           884                        884
                                                                -------------------       --------------------
      Total current assets                                                   70,001                     64,648

Installment sales receivable, net of current portion                            847                        860
Property and equipment, net                                                  23,207                     22,625
Intangible assets                                                            14,390                     13,651
Goodwill                                                                     41,565                     39,916
Other assets                                                                  8,756                      8,453
Deferred tax asset                                                            3,079                      3,079
                                                                -------------------       --------------------

Total assets                                                    $          $161,845       $            153,232
                                                                ===================       ====================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
   Current portion of long-term debt and notes payable          $               994       $              2,122
   Trade accounts payable                                                    12,942                      9,098
   Customer deposits                                                          3,677                      4,675
   Accrued and other current liabilities                                      7,814                      5,729
                                                                -------------------       --------------------
      Total current liabilities                                              25,427                     21,624
                                                                -------------------       --------------------
Long-term debt, net of current portion                                       85,864                     84,881
                                                                -------------------       --------------------
Stockholders' equity:
   Preferred stock, $.10 par value, 5,000 shares authorized,
    none issued and outstanding
   Common stock, $.10 par value, 20,000 shares authorized,
    10,756 and 10,681 shares issued and outstanding                           1,076                      1,068
   Additional paid-in capital                                                51,937                     51,618
   Foreign currency translation                                                (874)                    (1,018)
   Accumulated deficit                                                       (1,357)                    (4,713)
                                                                -------------------       --------------------
    Subtotal                                                                 50,782                     46,955
   Less treasury stock, 19 shares, at cost                                     (228)                      (228)
                                                                -------------------       --------------------
    Total stockholders' equity                                               50,554                     46,727
                                                                -------------------       --------------------
Total liabilities and stockholders' equity                      $           161,845       $            153,232
                                                                ===================       ====================

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three and Nine Months Ended September 30, 1999 and 1998


(Amounts in thousands except per share amounts)                Three Months Ended              Nine Months Ended
                                                                  September 30,                   September 30,
                                                                  ------------                    -------------
                                                               1999           1998            1999            1998
                                                               ----           ----            ----            ----
Sales                                                    $  27,322          $ 20,209    $    81,507         $ 67,609
Cost of sales                                               14,120            13,267         41,618           41,893
                                                       -----------      ------------    -----------      -----------
   Gross profit                                             13,202             6,942         39,889           25,716

Selling, general and administrative expenses                 9,677            11,547         29,069           28,459
Write-off of assets and other                                                  4,895                           4,895
                                                       -----------      ------------    -----------      -----------
   Operating income (loss)                                   3,525            (9,500)        10,820           (7,638)

Interest expense                                            (2,290)           (1,239)        (6,484)          (2,974)
Other income                                                   338                38            581              170
                                                       -----------      ------------    -----------      -----------
   Income (loss) before income tax provision
      (benefit)                                              1,573           (10,701)         4,917          (10,442)

Income tax (provision) benefit                                (311)            3,660         (1,561)           3,546
                                                       -----------      ------------    -----------      -----------
   Income (loss) from continuing operations
      before extraordinary item                              1,262            (7,041)         3,356           (6,896)
                                                       -----------      ------------    -----------      -----------

Extraordinary item:
   Loss on early extinguishment of debt                                       (2,662)                         (2,662)
   Tax benefit                                                                   910                             904
                                                       -----------      ------------    -----------      -----------
      Extraordinary loss                                         -            (1,752)             -           (1,758)
                                                       -----------      ------------    -----------      -----------
Net income (loss)                                        $   1,262          $ (8,793)   $     3,356         $ (8,654)
                                                       ===========      ============    ===========      ===========

Weighted average common shares:
   Basic                                                    10,730            10,626         10,704           10,485
                                                       ===========      ============    ===========      ===========
   Diluted                                                  10,747            10,626         10,722           10,485
                                                       ===========      ============    ===========      ===========

Earnings (loss) per share information:
   Basic:
      Income (loss) from continuing operations
         before extraordinary item                       $    0.12          $  (0.66)   $      0.31         $  (0.66)
      Extraordinary loss                                         -             (0.17)             -            (0.17)
                                                       -----------      ------------    -----------      -----------
         Net income (loss)                               $    0.12          $  (0.83)   $      0.31         $  (0.83)
                                                       ===========      ============    ===========      ===========

  Diluted:
      Income (loss) from continuing operations
         before extraordinary item                       $    0.12          $  (0.66)   $      0.31         $  (0.66)
      Extraordinary loss                                         -             (0.17)             -            (0.17)
                                                       -----------      ------------    -----------      -----------
         Net income (loss)                               $    0.12          $  (0.83)   $      0.31         $  (0.83)
                                                       ===========      ============    ===========      ===========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998

(Amounts in thousands)
                                                                                    1999              1998
                                                                                    ----              ----
 Cash flows from operating activities:
    Net income (loss)                                                              $  3,356          $  (8,654)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation                                                                   3,671              2,889
       Amortization                                                                   2,566              1,723
       Write-off of assets                                                                               3,424
       Provision for bad debts                                                           40              1,525
       Change in exchange rate variance                                                 144               (222)
       Extraordinary loss, net of tax                                                                    1,758
    Changes in assets and liabilities:
       Accounts receivable                                                              (57)              (544)
       Installment sales receivable                                                     315               (807)
       Inventories                                                                   (4,885)            (2,472)
       Prepaid expenses and other assets                                             (2,577)            (6,213)
       Intangible assets                                                             (4,954)            (1,247)
       Trade accounts payable                                                         3,844              1,978
       Accrued and other current liabilities                                          2,085             (3,684)
       Customer deposits                                                               (998)              (815)
                                                                                   --------          ---------

 Net cash provided by (used in) operating activities                                  2,550            (11,361)
                                                                                   --------          ---------

 Cash flows from investing activities:
    Purchase of business operations                                                                    (39,147)
    Purchase of property and equipment                                               (2,508)            (2,846)
    Gaming equipment leased to others                                                (2,634)            (2,662)
    Proceeds from sales of property and equipment                                       889                 15
                                                                                   --------          ---------

 Net cash used in investing activities                                               (4,253)           (44,640)
                                                                                   --------          ---------

 Cash flows from financing activities:
    Proceeds from long-term debt and notes payable                                    2,426             51,807
    Principal payments on notes payable and long-term debt                           (2,571)              (140)
    Proceeds from sale of common stock                                                  327              1,316
                                                                                   --------          ---------

 Net cash provided by financing activities                                              182             52,983
                                                                                   --------          ---------

 Decrease in cash and cash equivalents                                               (1,521)            (3,018)

 Cash and cash equivalents, beginning of period                                       3,732              4,896
                                                                                   --------          ---------

 Cash and cash equivalents, end of period                                          $  2,211          $   1,878
                                                                                   ========          =========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998


(Amounts  in thousands)                                                       1999             1998
                                                                              ----             ----
Supplemental Disclosure of Cash Flow Information:
   Acquisition of Progressive Games, Inc.
      Assets Acquired                                                         $    -           $5,960
                                                                              ======           ======
      Liabilities Assumed                                                     $2,643           $  828
                                                                              ======           ======

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

  In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

  All amounts reported in this section are rounded to the nearest thousand unless otherwise stated. Amounts previously reported have been reclassed to be consistent with the Company's current reporting.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 2000, which for the Company will be the year beginning on January 1, 2001. The Company has not yet determined the impact that SFAS 133 will have on its financial statements but believes that any such impact will not be material.

NOTE 3 - ACQUISITION - PROGRESSIVE GAMES, INC.

  In September 1998, the Company contemporaneously acquired all of the outstanding stock of Progressive Games, Inc. ("PGI") the developer of Caribbean Stud(R), for an aggregate cash consideration of $35,847 as well as the two exclusive distributors of Caribbean Stud in Mississippi and Louisiana, P&S Leasing Corporation, Inc. and P&S Leasing LLC (collectively referred to as P&S Leasing) for an aggregate cash consideration of $3,300. All of the outstanding stock of PGI was acquired from Donald W. Jones. In addition to Caribbean Stud and certain other proprietary games, the assets of PGI include equipment and other physical property used in the manufacture and distribution of these games. All of the outstanding stock / equity of P&S Leasing was acquired from Bertrand
F. Hull and William S. Parrish.

  The purchase method of accounting for business combinations was applied to the PGI and P&S Leasing acquisitions. Accordingly, the total purchase prices of $35,847 and $3,300 for PGI and P&S Leasing, respectively, were allocated based on the fair values of all their assets and liabilities at the date of acquisition. The excess of the purchase price over the net assets acquired in these acquisitions totaled $33,113. This goodwill amount is being amortized in a straight line manner over a 40 year period. These acquisitions were financed with funds from the private placement of long-term debt the Company consummated in September 1998. The acquisitions and the private placement of long-term debt closed simultaneously. The results of both PGI and P&S Leasing since the acquisition are included in the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 1999. Proforma condensed summary information for the three and nine month ended September 30, 1999 and 1998 as if the acquisitions of PGI and P&S Leasing occurred on January 1, 1998 follows:

                                                                    September 30,
                                                                    -------------
                                                     3 Months                              9 Months
                                                     --------                              --------
                                              1999               1998               1999              1998
                                              ----               ----               ----              ----
Sales                                       $  27,322          $  21,653          $  81,507         $  77,080
                                            =========          =========          =========         =========
Net income (loss)                           $   1,262          $  (7,468)         $   3,356         $  (7,022)
                                            =========          =========          =========         =========

EPS (basic and diluted)                     $    0.12          $   (0.71)         $    0.31         $   (0.67)
                                            =========          =========          =========         =========

  Upon the acquisition of PGI in September 1998, the Company also acquired a number of pending lawsuits charging infringement of various patents owned by PGI. The largest of these lawsuits involves the "Let It Ride - Tournament" game and the "Let It Ride - Bonus" game (collectively the "LIRB Game") marketed by Shuffle Master Gaming (the "Shuffle Master Lawsuit"). The Shuffle Master Lawsuit includes a number of separate lawsuits filed by PGI against Shuffle Master and numerous casinos offering the LIRB Game in Connecticut, Indiana, Illinois, Mississippi, Missouri, Nevada and New Jersey, all of which have been consolidated for pre-trial purposes by the Judicial Panel on Multi-District Litigation before the United States District Court in Mississippi. In the Shuffle Master Lawsuit, PGI has claimed that the LIRB Game infringes seven separate patents owned by PGI. Shuffle Master has raised defenses of non-infringement, patent invalidity and inequitable conduct and has asserted counterclaims alleging antitrust violations and unfair competition. Discovery is currently stayed; no trial date has been set. Management believes that the Company will prevail in the Shuffle Master lawsuit.

  As a result of the PGI acquisition, the Company has exposure to potential additional international withholding taxes on payments remitted to the U.S. to the previous owner of PGI, estimated at $2,000. The Company has provided to the former owner a Power of Attorney with which to handle the withholding tax issues. To the extent that the Company does not prevail, any payments made in excess of $250 would be charged back to the previous owner under the terms of the Stock Purchase Agreement for the acquisition of PGI. In order to adhere to accounting guidelines, which require that adjustments to acquisition goodwill be made prior to the one-year anniversary of the acquisition date, the Company has made an adjustment to goodwill for an estimated potential liability in the amount of $2,649. This estimate includes coverage for the potential international withholding tax liabilities mentioned above as well as estimated costs to be incurred in upgrading the PGI table games to be Year 2000 compliant. The former owner of PGI warranted that the PGI table games were Year 2000 compliant and it is Management's intention to pursue recovery of these expenses as well. Litigation is pending against the former owner of PGI to recover the potential international tax liabilities and the costs to the Company of bringing the PGI table games into compliance with Year 2000 requirements.


NOTE 4 - INVENTORIES

  Inventories at September 30, 1999 and December 31, 1998 consist of the following:

                                      September 30,          December 31,
                                          1999                   1998
                                          ----                   ----
     Raw materials                      $ 15,578               $ 13,776
     Finished goods                        6,874                  5,304
     Work-in-progress                      7,684                  6,171
                                       ---------              ---------

        Total                           $ 30,136               $ 25,251
                                       =========              =========

NOTE 5 - SEGMENT REPORTING

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

     The Company operates in three business segments: Signs, Gaming Products and Gaming Operations. The Signs segment designs, manufactures and installs interior visual displays. It also, designs, manufactures, installs and maintains exterior signage. The Gaming Products segment manufactures progressive jackpot systems and develops, markets and installs automated data collection systems for player tracking and accounting for gaming machines and table games. It also manufactures and sells oversized gaming machines and touch-screen multi-game video machines. The Gaming Operations segment leases, licenses and places proprietary games on lease, structured participation or license arrangements. It owns or licenses the rights to several categories of proprietary games, including progressive jackpot table games, coin-push gaming machines, oversized gaming machines and touch-screen multi-game video gaming machines. These table games and gaming machines produce recurring revenue through lease, participation or licensing arrangements. The Company does not allocate general and administrative expenses to the business segments.

     Business segment information for the three and nine months ended September 30, 1999 and 1998 consist of:

                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                         September 30,
                                                         ------------                          ------------
Business segments:                                 1999               1998               1999               1998
------------------                                 ----               ----               ----               ----
Sales:
------
   Signs                                          $ 12,867          $  10,627           $ 37,247          $ 35,762
   Gaming products                                   8,071              6,606             25,884            25,725
   Gaming operations                                 6,384              2,976             18,376             6,122
                                                ----------         ----------          ---------         ---------
                                                  $ 27,322          $  20,209           $ 81,507          $ 67,609
                                                ==========         ==========          =========         =========

Gross profit:
-------------
   Signs                                          $  3,966          $   3,009           $ 13,263          $ 10,924
   Gaming products                                   3,765              1,380             10,574             9,505
   Gaming operations                                 5,471              2,553             16,052             5,287
                                                ----------         ----------          ---------         ---------
                                                  $ 13,202          $   6,942           $ 39,889          $ 25,716
                                                ==========         ==========          =========         =========

Operating income (loss):
------------------------
   Signs                                          $  2,098          $   1,608           $  8,421          $  7,338
   Gaming products                                   3,213               (154)             8,462             5,850
   Gaming operations                                 4,218              1,965             12,411             3,705
   Corporate                                        (6,004)           (12,919)           (18,474)          (24,531)
                                                ----------         ----------          ---------         ---------
                                                  $  3,525          $  (9,500)          $ 10,820          $ (7,638)
                                                ==========         ==========          =========         =========

Net income (loss) before taxes and extraordinary item:
------------------------------------------------------
   Signs                                          $  1,522          $   1,132           $  6,251          $  6,108
   Gaming products                                   2,369               (639)             6,152             4,853
   Gaming operations                                 3,685              1,665             10,887             2,950
   Corporate                                        (6,003)           (12,859)           (18,373)          (24,353)
                                                ----------         ==========          ---------         ---------
                                                  $  1,573          $ (10,701)          $  4,917          $(10,442)
                                                ==========         ==========          =========         =========

                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                         September 30,
                                                       ------------                          ------------
Geographic operations                              1999               1998               1999               1998
---------------------                              ----               ----               ----               ----
Sales:
------
   North America                                  $ 22,257          $  16,050           $ 66,602          $ 55,517
   Australia                                         2,270              1,121              5,866             4,348
   Europe                                            2,296              2,573              7,617             6,491
   South America                                       499                465              1,422             1,253
                                                ----------         ----------          ---------         ---------
                                                  $ 27,322          $  20,209           $ 81,507          $ 67,609
                                                ==========         ==========          =========         =========

Gross profit:
-------------
   North America                                  $ 11,784          $   5,618           $ 35,594          $ 21,674
   Australia                                           738                356              1,712             1,418
   Europe                                              519                715              1,953             2,021
   South America                                       161                253                630               603
                                                ----------         ----------          ---------         ---------
                                                  $ 13,202          $   6,942           $ 39,889          $ 25,716
                                                ==========         ==========          =========         =========

                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                         September 30,
                                                       ------------                          ------------
Geographic operations                              1999               1998               1999               1998
---------------------                              ----               ----               ----               ----
Operating income (loss):
----------------------
   North America                                   $ 3,419           $ (9,730)         $ 10,236           $ (8,960)
   Australia                                            67                (88)              (55)               268
   Europe                                              275                237               681                811
   South America                                      (236)                81               (42)               243
                                                ----------         ----------         ---------         ----------
                                                   $ 3,525           $ (9,500)         $ 10,820           $ (7,638)
                                                ==========         ==========         =========         ==========

Net income (loss) before taxes and extraordinary item:
-----------------------------------------------------
   North America                                   $ 1,788           $(10,730)         $  5,208           $(11,257)
   Australia                                          (115)              (293)             (551)               (76)
   Europe                                              168                194               390                702
   South America                                      (268)               128              (130)               189
                                                ----------         ----------         ---------         ----------
                                                   $ 1,573           $(10,701)         $  4,917           $(10,442)
                                                ==========         ==========         =========         ==========

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

     All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. They are necessarily speculative, and unforeseen factors such as unusual production problems, competitive pressures, failure to gain the acceptance of regulatory authorities and other adverse government action, customer resistance, delay in the introduction of new products, the expiration or termination of rights to use key intellectual property, adverse court decisions and general deterioration in economic conditions may cause results to be materially poorer than any that may be projected. Forward-looking statements speak only as of the date they are made, and readers are warned that the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 and 1998
---------------------------------------------

SALES

                                                                                            Change
                                                                                 ------------------------
Business Segment:                           1999                1998               Amount           %           Comment
-----------------                           ----                ----               ------           -           -------
Revenues:
   Signs                                   $  37,247           $  35,762          $    1,485         4.2%          1
   Gaming products                            25,884              25,725                 159         0.6%          2
   Gaming operations                          18,376               6,122              12,254       200.2%          3
                                           ---------           ---------          ----------

                                           $  81,507           $  67,609          $   13,898        20.6%
                                           =========           =========          ==========

Percentage to total revenues:
   Signs                                        45.7%               52.9%
   Gaming products                              31.8%               38.0%
   Gaming operations                            22.5%                9.1%
                                           ---------           ---------

                                               100.0%              100.0%
                                           =========           =========

1. This increase of $1,485 is due to: (i) an increase in interior visual display sales of $129, (ii) an increase in exterior sign sales of $612 and
     (iii) an increase in slot glass sales of $744.

2. This increase of $159 is due primarily to: (i) a decrease in gaming machine sales of $2,824, (ii) a decrease in sales of electronics products of $1,609 and (iii) an offsetting increase in electronic systems sales of $4,592. The decrease in gaming machine sales reflect lower sales of our MiniBertha(TM) gaming machine product. The decrease in electronics product revenue reflects lower sales of electronic meters to original equipment manufacturers. Additionally, electronic display product revenue was lower due to a delay of a new product introduction in Australia. The increase in electronic system revenues reflects strong growth in international markets including Europe, Australia and Canada as well as the introduction of our TableLink(TM) product line.

3. This increase of $12,254 is due primarily to: (i) an increase in slot route revenue of $1,382 and (ii) an increase in table game revenue of $10,566. The overall increase in slot route revenue reflects a larger number of MoneyTime(TM) gaming machines on route during the current period as compared to the previous period. The increase in table game revenue is due to the acquisitions of PGI and P&S Leasing on September 2, 1998, which resulted in an increased number of table games under license during the most recent period, as well as our successful effort to expand the number of table games under license agreements since the acquisitions.

     As of September 30, 1999, the Company had a backlog of orders believed to be firm of $16,803. As of September 30, 1998 and December 31, 1998, the Company's backlogs were $18,171 and $22,024, respectively. Management expects that the backlog of orders at September 30, 1999, will be filled within 120 days.

GROSS PROFIT

                                                                       Change
                                                                       ------
Business Segment:             1999              1998           Amount           %           Comment
-----------------             ----              ----           ------           -           -------
Gross profit:
   Signs                     $  13,263         $  10,924      $    2,339       21.4%           1
   Gaming products              10,574             9,505           1,069       11.2%           2
   Gaming operations            16,052             5,287          10,765      203.6%           3
                             ---------         ---------      ----------

   Total                     $  39,889         $  25,716      $   14,173       55.1%
                             =========         =========      ==========

Gross profit margin:
   Signs                          35.6%             30.5%
   Gaming products                40.9%             36.9%
   Gaming operations              87.4%             86.4%

   Total                          48.9%             38.0%

1. This increase of $2,339 is primarily due to improved margins in domestic interior visual displays, slot glass, and service. Profit margins in domestic interior visual displays increased from 37.6% to 41.8% between the periods as a result of manufacturing consolidation and efficiency efforts. Profit margins in the slot glass and service divisions increased from 37.0% to 48.3% and from 7.5% to 29.3% respectively.

2. This increase of $1,069 is primarily due to: (i) an increase in electronic system gross profit of $3,246 (ii) a decrease in gaming machine sales gross profit of $1,284 and (iii) a decrease in electronics gross profit of $893. Although the variances in gross profit for these product lines are primarily related to the changes in their respective sales levels, the gaming machine sales profit margin also decreased from 41.0% in the prior period to 32.6% in the current period as a result of the lower volume and higher levels of discounting during the current period. In addition, the prior period included $903 of inventory reserves as opposed to $120 for the current period.

3. This increase of $10,765 is primarily due to: (i) an increase in slot route gross profit of $999 and (ii) an increase in table game gross profit of $9,460. The increase in slot route gross profit reflects the increased number of MoneyTime gaming machines during the most recent period. The increase in table game gross profit is directly attributable the acquisition of PGI and P&S Leasing on September 2, 1998 and the increased number of table games under license during this most recent period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the nine months ended September 30, 1999 increased by 2% or $610, from $28,459 for the nine months ended September 30, 1998 to $29,069 for the nine months ended September 30, 1999. Significant factors affecting this increase are the following:

     Selling, product development and marketing expenses for the nine months ended September 30, 1999 decreased by 2% or $221, from $10,570 for the nine months ended September 30, 1998 to $10,349 for the nine months ended September 30, 1999.

     General and administrative expenses for the nine months ended September 30, 1999 decreased by 11% or $867, from $8,978 for the nine months ended September 30, 1998 to $8,111 for the nine months ended September 30, 1999. The significant reason for this decrease was the one time write-off of bad debts of $1,400 in the prior period. Offsetting this decrease was an increase resulting from additional administrative expenses associated with the larger gaming machine and table game route we own and operate as well as increased expenses attributable to our efforts to expand and improve the product development function in the current period.

     Research and development expenses for the nine months ended September 30, 1999 increased by 2% or $73, from $4,299 for the nine months ended September 30, 1998 to $4,372 for the nine months ended June 30, 1999. This increase is due to increased expenses for the development of new slot machine and table game products.

     For the nine months ended September 30, 1999, the Company capitalized certain costs related to software development of new products that have achieved technological feasibility. Capitalized software development costs for the nine months ended September 30, 1999 increased by 125% or $222, from $177 for the nine months ended September 30, 1998 to $399 for the nine months ended September 30, 1999.

     Depreciation expense for the nine months ended September 30, 1999 increased by 27% or $782, from $2,889 for the nine months ended September 30, 1998 to $3,671 for the nine months ended September 30, 1999. This increase is due primarily to: (i) increased depreciation associated with capitalized investment in recurring revenue games, including MoneyTime and (ii) increased depreciation related to the assets acquired from PGI.

     Amortization expense for the nine months ended September 30, 1999 increased by 49% or $843, from $1,723 for the nine months ended September 30, 1998 to $2,566 for the nine months ended September 30, 1999. This increase is primarily due to: (i) increased goodwill amortization related to the acquisitions of PGI and P&S Leasing and (ii) the amortization of the capitalized patent costs acquired in connection with the acquisitions of PGI and P&S Leasing.


INTEREST EXPENSE

     Interest expense for the nine months ended September 30, 1999 increased by 118% or $3,510, from $2,974 for the nine months ended September 30, 1998 to $6,484 for the nine months ended September 30, 1999. Included in this interest expense is the amortization of loan costs of $662 and $291 for the nine months ended September 30, 1999 and September 30, 1998, respectively. This increase in interest expense is due to the increased debt related to the acquisitions of PGI and P&S Leasing. The average interest rate on outstanding debt for the nine months ended September 30, 1999 was 8.9% as compared to 10.2% for the nine months ended September 30, 1998.


OTHER INCOME AND EXPENSE

     Other income and expense for the nine months ended September 30, 1999 increased by 295% or $469, from an expense of $159 for the nine months ended September 30, 1998 to income of $310 for the nine months ended September 30, 1999. This increase is due primarily to the sale of our manufacturing facility in Gulfport, Mississippi to the National Guard. We will continue to lease the facility for the next nine months while alternatives are being considered.

     Interest income for the nine months ended September 30, 1999 decreased by 18% or $58, from $329 for the nine months ended September 30, 1998 to $271 for the nine months ended September 30, 1999.


INCOME TAX (PROVISION) BENEFIT

     Income taxes for the nine months ended September 30, 1999 were $1,561 or an effective tax rate of 31.7% as compared to a tax benefit of $3,546 and effective rate of 34.0% for the nine months ended September 30, 1998. The change in tax rates between the periods is primarily due to a research and development tax credit taken during the current period versus a tax loss in the prior period.


EARNINGS (LOSS) PER SHARE

     Basic and diluted earnings per share for the nine months ended September 30, 1999 were $0.31 on both basic and diluted weighted average common shares outstanding of 10,704 and 10,722, respectively. For the nine months ended September 30, 1998 the basic and diluted loss per share was $(0.83) on 10,485 basic and diluted weighted average common shares outstanding.


Three Months Ended September 30, 1999 and 1998
----------------------------------------------

SALES

                                                                                      Change
                                                                          ------------------------------
Business Segment:                       1999              1998               Amount               %                Comment
-----------------                       ----              ----               ------               -                -------
Revenues:
   Signs                              $ 12,867           $  10,627          $    2,240              21.1%              1
   Gaming products                       8,071               6,606               1,465              22.2%              2
   Gaming operations                     6,384               2,976               3,408             114.5%              3
                                      --------           ---------          ----------

                                      $ 27,322           $  20,209          $    7,113              35.2%
                                      ========           =========          ==========

Percentage to total revenues:
   Signs                                  47.1%               52.6%
   Gaming products                        29.5%               32.7%
   Gaming operations                      23.4%               14.7%
                                      --------           ---------

                                         100.0%              100.0%
                                      ========           =========

1. This increase of $2,240 is due to: (i) an increase in domestic and international interior visual display sales of $286 and $767, respectively,
     (ii) an increase in exterior signs sales of $784, (iii) a decrease in service sales of $146 and (iv) an increase in slot glass sales of $549.

2. This increase of $1,465 is due to: (i) an increase in electronic systems sales of $1,768, (ii) an increase in electronics sales of $170 and (iii) an offsetting decrease in gaming machine sales of $473. The decrease in gaming machine sales reflect lower sales of our MiniBertha gaming machine product. The decrease in electronic display product revenue reflects a delay in a new product introduction in Australia. The increase in electronic system revenues reflect strong growth in international markets including Europe, Australia and Canada as well as the introduction of our TableLink product line in the United States.

3. This increase of $3,408 is due primarily to: (i) an increase in slot route revenue of $411 and (ii) an increase in table game revenue of $2,925. The increase in slot route revenue reflects a larger number of MoneyTime gaming machines on route during the current period compared to the previous period. The increase in table game revenue is due to the acquisitions of PGI and P&S Leasing on September 2, 1998, which resulted in an increased number of table games under license during the most recent period, as well as our successful efforts to expand the number of table games under license agreements since the acquisitions.


GROSS PROFIT

                                                                     Change
                                                                     ------
Business Segment:                    1999        1998           Amount          %         Comment
-----------------                    ----        ----           ------          -         -------
Gross profit:
   Signs                           $ 3,966       $3,009          $  957        31.8%         1
   Gaming products                   3,765        1,380           2,385       172.8%         2
   Gaming operations                 5,471        2,553           2,918       114.3%         3
                                  --------      -------         -------

   Total                           $13,202       $6,942          $6,260        90.2%
                                  ========      =======         =======

Gross profit margin:
   Signs                              30.8%        28.3%
   Gaming products                    46.6%        20.9%
   Gaming operations                  85.7%        85.8%

   Total                              48.3%        34.4%

1. This increase of $957 is primarily due to: (i) an increase in domestic and international interior visual display gross profit of $260 and $232 respectively, (ii) an increase in service gross profit of $86 and (iii) an increase in slot glass gross profit of $542.

2. This increase of $2,385 is primarily due to: (i) an increase in electronic systems gross profit of $1,853 and (ii) an increase in electronics gross profit of $267. Domestic and international electronic systems gross profit margins increased from 7.1% to 52.4% and from 16.5% to 34.1%, respectfully. Reflected in this increase are increased sales of software products with higher margin levels. Electronics gross margins increased despite lower sales volume during the 1999 period. Domestic electronics gross margin increased from 27.9% to 48.7%. In addition, the prior period included $794 of inventory reserves that were not included in the current period.

3. This increase of $2,918 is primarily due to: (i) an increase in slot route gross profit of $390 and (ii) an increase in table game gross profit of $2,456. The increase in slot route gross profit reflects the larger number of gaming machines under license agreements during the most recent period. The increase in table game gross profit is directly attributable to the acquisition of PGI and P&S Leasing on September 2, 1998 and the increased number of table games under license during the current period.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended September 30, 1999 decreased by 16% or $1,870, from $11,547 for the three months ended September 30, 1998 to $9,677 for the three months ended September 30, 1999. Significant factors affecting this decrease are the following:

     Selling, product development and marketing expenses for the three months ended September 30, 1999 decreased by 11% or $454, from $3,989 for the three months ended September 30, 1998 to $3,535 for the three months ended September 30, 1999.

     General and administrative expenses for the three months ended September 30, 1999 decreased by 40% or $1,684, from $4,190 for the three months ended September 30, 1998 to $2,506 for the three months ended September 30, 1999. The significant reason for this decrease was the one time write-off of bad debts of $1,400 in the prior period. Offsetting this decrease was an increase resulting from additional administrative expenses associated with the larger gaming machine and table game route we own and operate as well as increased expenses relating to our efforts to expand and improve the product development function in the current period.

     Research and development expenses for the three months ended September 30, 1999 decreased by 5% or $77, from $1,581 for the three months ended September 30, 1998 to $1,504 for the three months ended September 30, 1999. This decrease reflects a larger capitalized software amount for the most recent period.

     For the three months ended September 30, 1999, the Company capitalized certain costs related to software development of new products that have achieved technological feasibility. Capitalized software development costs for the three months ended September 30, 1999 increased by 100% or $125. During the three months ended September 30, 1998 we did not capitalize any software development costs.

     Depreciation expense for the three months ended September 30, 1999 increased by 19% or $201, from $1,066 for the three months ended September 30, 1998 to $1,267 for the three months ended September 30, 1999. This increase is due primarily to: (i) increased depreciation associated with capitalized recurring revenue games, including MoneyTime and (ii) increased depreciation related to the acquisition of the assets of PGI.

     Amortization expense for the three months ended September 30, 1999 increased by 20% or $144, from $721 for the three months ended September 30, 1998 to $865 for the three months ended September 30, 1999. This increase is primarily due to: (i) increased goodwill amortization related to the acquisitions of PGI and P&S Leasing and (ii) amortization of the capitalized patent costs acquired from PGI and P&S Leasing.

INTEREST EXPENSE

     Interest expense for the three months ended September 30, 1999 increased by 85% or $1,051, from $1,239 for the three months ended September 30, 1998 to $2,290 for the three months ended September 30, 1999. Included in this interest expense is the amortization of loan costs of $223 and $83 for the three months ended September 30, 1999 and September 30, 1998, respectively. This increase in interest expense is due to the increased debt related to the acquisitions of PGI and P&S Leasing. The average interest rate on outstanding debt for the three months ended September 30, 1999 was 9.6% compared to 10.3% for the three months ended September 30, 1998.


OTHER INCOME AND EXPENSE

     Other income for the three months ended September 30, 1999 increased by $318, from an expense of $71 for the three months ended September 30, 1998 to an income of $247 for the three months ended September 30, 1999. This increase is due primarily to the sale of our manufacturing facility in Gulfport, Mississippi to the National Guard. We will continue to lease the facility for the next nine months while alternatives are being considered.

     Interest income for the three months ended September 30, 1999 decreased by 17% or $18, from $109 for the three months ended September 30, 1998 to $91 for the three months ended September 30, 1999.


INCOME TAX (PROVISION) BENEFIT

     Income taxes for the three months ended September 30, 1999 equaled a provision of $311 for an effective tax rate of 19.8% compared to a tax benefit of $3,660 and effective rate of 34.2% for the three months ended September 30, 1998. The change in tax rates between the periods is primarily due to a research and development tax credit taken during the current period versus a tax loss in the prior period.

EARNINGS (LOSS) PER SHARE

     Basic and diluted earnings per share for the three months ended September 30, 1999 were $0.12 on basic and diluted weighted average common shares outstanding of 10,730 and 10,747, respectively. For the three months ended September 30, 1998 the basic and diluted loss per share was $(0.83) on 10,626 basic and diluted weighted average common shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1999, the Company had net income of $3,356 as compared to a net loss of $8,654 for the nine months ended September 30, 1998.

     Net cash provided by operating activities for the nine months ended September 30,1999 amounted to $2,550. The major items reflected were: (i) an increase in inventories of $4,885, (ii) an increase in intangible assets of $4,954, (iii) a decrease in customer deposits of $998 and (iv) an increase in prepaid expenses and other assets of $2,577. Offsetting these uses of cash were:
(i) accounts receivable and installment sales receivable decreased by $258, (ii) trade accounts payable increased by $3,844 and (ii) accruals and other current liabilities increased by $2,085. Net cash used in investing activities was $4,253 and cash provided by financing activities amounted to $182.

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

     Cash balances as of September 30, 1999 were $2,211, down from $3,732 at December 31, 1998. We expect that cash provided from operating activities, as well as the available revolving line of credit, our ability to increase the revolving line of credit by $5,000 and our ability to obtain other cash financing allowed under the provisions of the Amended and Restated Credit Agreement will be sufficient to meet our requirements during the remainder of 1999 and on into the year 2000. On November 3, 1999 we entered into an agreement with TAB Limited, an Australian company based in New South Wales, Australia, in which TAB Limited purchased a 50% equity position of Mikohn Gaming Australasia Pty. Limited, our Australian subsidiary. We expect to receive net proceeds of approximately $4,800 once regulatory approval is granted in New South Wales. We expect to use a portion of these proceeds for general corporate and working capital purposes with the remainder to be used to pay down long term debt under the Amended and Restated Credit Agreement dated September 2, 1998.

     On September 2, 1998, we completed the closing of an Amended and Restated Credit Agreement. This agreement was funded by First Source Financial LLP and a consortium of lenders and consisted of a $13,500 fixed rate term loan bearing interest at 10.25% per annum; a $67,500 variable rate term loan bearing interest at either prime plus 225 basis points or LIBOR plus 325 basis points; and a $5,000 variable rate revolving line of credit which bears interest at either prime plus 175 basis points or LIBOR plus 275 basis points. As part of this Amended and Restated Credit Agreement the Company has agreed: (i) to maintain certain financial ratios, (ii) to comply with certain financial covenants, (iii) not to allow the incurrence of additional debt or the payment of cash dividends, unless expressly permitted by the Amended and Restated Credit Agreement and (iv) to adhere to a number of other financial restrictions. First Source Financial LLP is acting as the lender's agent for this transaction. The term loans begin maturing in April 2002 with equal 16.7% principal repayments due every six months until complete maturity on October 24, 2004. The proceeds of this placement were used to acquire PGI and P&S Leasing as well as provide additional working capital. We have been in compliance with the covenants and terms of the Amended and Restated Credit Agreement and believe we will remain in compliance. As of the date of this filing, we have borrowed $2,250 of the funds available under the revolving line of credit and have $2,750 available under this line. Additionally, we have the ability to increase the revolving line of credit by another $5,000.

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

     The Company believes that its corrective action plan is adequate and realistic. Nevertheless, if one or more of the Company's systems has been overlooked or if implementation of the corrective action plan fails to achieve Year 2000 compliance for one or more software systems, there could be a material adverse impact on the Company's business operations and/or financial performance.

     The Year 2000 readiness of the Company's customers varies. The Company is encouraging its customers to evaluate their system requirements and needs. Efforts by customers to address the Year 2000 Issue may affect the demand for certain of the Company's products and services. However, to date the Company is unable to determine what impact, if any, customer Y2K problems might have on its revenue.

     The Company has also assessed the Year 2000 readiness of its key suppliers and business partners. The Year 2000 Issue presents a number of other risks and uncertainties that could impact the Company, such as the ability of certain governments and gaming commissions of the various jurisdictions where the Company conducts business to timely act on updates to Company products, including software, that require regulatory approval before the Company's customers can lawfully use them.

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

     The Company has estimated total costs to achieve Year 2000 compliance on its internal software and systems to be approximately $450. The Company expects to capitalize costs that are planned system upgrades and expense costs that are incurred only to make the software

Y2K compliant. It has incurred costs of approximately $230 to date, $193 of which was capitalized as part of the Company's internally used software upgrade program and the remaining amount was expensed as incurred. Of the additional estimated $270, the Company expects that most will be capitalized as part of planned system upgrades.

     The Company's current cost estimate for efforts associated with achieving compliance with the products that it manufactures, markets, sells or otherwise distributes to its customers is approximately $1,360. Of this amount, $950 is related to the Company's Caribbean Stud product line and is the subject of litigation seeking to recover this amount from the previous owner of PGI under the terms and conditions of the Stock Purchase Agreement. The Company charged the estimated cost to the goodwill account established during the acquisition of PGI. See Footnote 3, above. The remaining $400 of costs are primarily related to the Company's CasinoLink product line and are expensed as they are incurred.

     The Company expects to fund these Year 2000 Issue costs from its operating cash flows and does not believe the Year 2000 Issue will have a material impact on the Company's cash resources or liquidity.

     To minimize any potential unforeseen impact, the Company has developed a contingency plan. Management will continue to formulate additional plans as necessary based upon the results of further research and investigation. It is the Company's intention to ensure that it has adequate resources and sources of supplies to minimize any potential business interruptions. Although the Company believes the Year 2000 Issue will not materially affect its consolidated financial position or results of operations, it acknowledges that it cannot state with certainty that the Year 2000 Issues will not, in some manner now unforeseen, have an adverse impact upon it.

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



                                           MIKOHN GAMING CORPORATION, Registrant



                                           BY: /S/  Donald W. Stevens
                                            ------------------------------------
                                               Donald W. Stevens, Executive Vice
                                                 President, Treasurer, Principal
                                                        Financial Officer

Dated: November 8, 1999