Form 10-K405
period 1999-12-31
MIKOHN GAMING CORP
filed 2000-04-11
CIK 912241

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

   X      Annual report pursuant to Section 13 or 15(d) of the Securities
 -----
          Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

 -----    Transition report pursuant to Section 13 or 15(d) of the Securities

          Exchange Act of 1934

                       Commission File Number:  0-22752

                           MIKOHN GAMING CORPORATION
          -----------------------------------------------------------
            (Exact name of registrant as specified in its Charter)

                            Nevada                                               88-0218876
-------------------------------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

 1045 Palms Airport Dr., P. O. Box 98686, Las Vegas, NV                            89119
--------------------------------------------------------------------------------------------------------
   (Address of principal Executive Office)                                       (Zip Code)

Registrant's telephone number, including area code: (702) 896-3890
                                                    --------------

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
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
filing requirement for the past 90 days.   Yes X     No
                                              ----     ----


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. X
                ----


     The number of shares of common stock outstanding as of March 13, 2000, was 10,891,515. The market value of the common stock held by nonaffiliates of the Registrant as of March 13, 2000, was approximately $42,111,926. The market value was computed by reference to the closing sales price of $7.125 per share of common stock on the NASDAQ National Market System as of March 13, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Part III hereof incorporates by reference portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000 (to be filed with the Securities and Exchange Commission within 120 days after December 31,
1999).

                               CAUTIONARY NOTICE
                               -----------------

     This Annual Report of Mikohn Gaming Corporation on Form 10-K contains forward-looking statements subject to the "safe harbor" legislation appearing at
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements expressing expectations regarding the Company's future and projections relating to products, sales, revenues and earnings are typical of such statements.

     All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. Factors such as competition, customer dissatisfaction, failure to gain new product acceptance, the Company's operating history, its high leverage and accompanying debt service obligations, onerous taxation and other adverse government action, unusual risks attending foreign transactions and general deterioration in economic conditions may cause results to differ materially from any that are projected. However, management knows of no extraordinary risk associated with any projection contained in this report.

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

                           MIKOHN GAMING CORPORATION
                      ANNUAL REPORT ON FORM 10-K FOR THE
                         YEAR ENDED DECEMBER 31, 1999


                               TABLE OF CONTENTS



                                                          PART I
Item 1.           Business..............................................................................       2
Item 2.           Properties............................................................................      23
Item 3.           Legal Proceedings.....................................................................      24
Item 4.           Submission of Matters to a Vote of Security Holders...................................      24

                                                         PART II

Item 5.           Market for Registrant's Common Stock and Related Security Holder Matters..............      25
Item 6.           Selected Financial Data...............................................................      26
Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................      27
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk............................      38
Item 8.           Consolidated Financial Statements and Supplementary Data..............................      39
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..................................................................      72

                                                         PART III

Item 10.          Directors and Executive Officers of the Registrant....................................      72
Item 11.          Executive Compensation................................................................      72
Item 12.          Security Ownership of Certain Beneficial Owners and Management........................      72
Item 13.          Certain Relationships and Related Transactions........................................      72

                                                         PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................      72

                                     PART l


Item 1.  Business

Overview of the Company

     Your company is a leading developer, manufacturer and distributor to the gaming industry of (i) merchandising products for casino operators and gaming machine manufacturers including interior and exterior signage, (ii) electronics components used in progressive jackpot systems for gaming machines and in player tracking and information control systems for gaming machines and table games and
(iii) proprietary table games and gaming machines. It has achieved leading market positions with a number of its products, which are recognized as innovative and technologically advanced.

     In this report, you will see your company referred to as "Mikohn," "Company" and often simply as "we" or "our". These terms are used interchangeably, and unless otherwise noted, they include domestic and foreign subsidiaries, whether wholly or partially owned.

     Our signage products are customized, highly sophisticated and characterized by their extraordinary visual appeal, quality of construction and advanced technology. The Company is the industry leader in interior casino signage, which is often sold in combination with its progressive jackpot systems and provides the casino operator and gaming machine manufacturer with unique merchandising solutions for the gaming machine area of the casino.

     The Company also is the principal original equipment manufacturer and independent supplier of specialized electronic components used in progressive jackpot systems to casino operators and the major gaming machine manufacturers.

     The Company's product lines are complementary and provide the casino operator with integrated, value-added solutions that can increase revenues and reduce costs. Our products are found throughout the casino, both on the floor and in the back office. For areas of the casino featuring gaming machines, the Company (i) designs and manufactures customized interior signage as an extension of the casino's interior thematic design, (ii) provides progressive jackpot and bonusing systems that stimulate player wagering (in terms of the number of participants, the wagering level and the duration of play) and increase casino revenues and (iii) provides networks using proprietary software to link tables and multiple gaming machines. Such networks facilitate, on a real-time basis, player tracking and data collection, which promote patron loyalty and enhance the cost effectiveness of casino marketing programs.

     As part of its proprietary gaming machine business, the Company develops and distributes several specialty gaming machines, including branded theme games, coin-push games, oversized slot machines and customized touch-screen multi-game and multi-coin video machines with second game bonus features. These products provide casino operators with greater product variety and opportunities for increased win.

     In the table game area, the Company develops and distributes proprietary versions of stud poker, draw poker, pai gow poker and blackjack that incorporate networked progressive jackpot systems to create additional wagering opportunities and stimulate play. We own exclusive rights to the TableLink(TM) technology, a patented, state-of-the-art player tracking, accounting and security system for blackjack and other table games.

     We believe that our principal business strengths include (i) our demonstrated ability to supply the legal gaming industry with superior products,
(ii) our worldwide manufacturing, sales and service facilities, (iii) our long-standing customer relationships, (iv) our reputation for experience, competence and integrity, and (v) our knowledge of how to successfully conduct business in the exceedingly complex regulatory environments of the numerous legal gaming jurisdictions into which the industry is segmented. Amplifying our strengths is the reality that any new competitor would face the formidable task of substantially duplicating them in order to successfully challenge us in the marketplace. The magnitude of this task in the regulatory area alone may be measured by the amount of time, energy, information and commitment required of applicants for licenses to conduct business with casinos and other gaming operators in many disparate regulatory jurisdictions. Mikohn has applied for and been granted 150 licenses or equivalent authorizations in gaming jurisdictions around the world.

     The Company conducts its operations directly and through subsidiaries that are generally wholly owned. The Company's primary domestic subsidiaries are Mikohn Nevada, Progressive Games, Inc. (PGI), MGC, Inc., Mikohn International, Inc. and Casino Excitement, Inc. The Company's primary foreign subsidiaries are Mikohn Europe, B.V., a Netherlands corporation, Mikohn Australasia Pty., Ltd., an Australian joint venture and Mikohn South America, S.A., a Peruvian corporation. In November 1999, Mikohn sold 50% of Mikohn Australasia Pty., Ltd. to TAB Limited. (See Note 1 - Organization of the Notes to Consolidated Financial Statements).

     The Company's headquarters and its principal executive offices are located in Las Vegas, Nevada, where it maintains part of its production facilities. Additional production facilities are located in Gulfport, Mississippi and Hurricane, Utah and sales, service and/or support offices are located in Nevada, Mississippi and eight additional states. To better serve international markets, we maintain comprehensive production, sales and service facilities in the Netherlands, Australia and Peru, and a sales office in Argentina. We employ over 800 people worldwide.

     The address of the Company's headquarters office is 1045 Palms Airport Drive, Las Vegas, Nevada 89119 and its telephone number is (702) 896-3890.


Overview of the Legal Gaming Industry

     In recent years, the legal gaming industry has enjoyed extraordinary growth, both domestically and internationally. The increase in gaming demand results in part from the greater public acceptance of legal casino gaming. Research conducted by Yankelovich Partners, Inc. found that 92% of U.S. adults view casino gambling as an acceptable form of entertainment for themselves and others. This acceptance is reflected in the number of domestic jurisdictions in which casino gaming in some form is now permitted.

     Many foreign jurisdictions have legalized or have expanded legal casino gaming in recent years. Significant foreign gaming jurisdictions now include Canada, Australia, New Zealand, France, the Netherlands, and various South American, Asian and Eastern European nations.

     The growth of legal gaming has resulted in a huge increase in the number of gaming machines, among them a host of video poker and other games as well as more traditional slot machines. Gaming machines are by far the most popular form of gambling; at the major Nevada, New Jersey and Mississippi casinos they account for approximately two-thirds of total gaming revenues. These gaming machines, along with traditional casino table games such as blackjack, can be more accurately controlled and accounted for with the help of Mikohn's technologically innovative products and systems, and we believe we are well positioned to usefully and profitably serve this expanding market. A large expansion of casino gaming is now occurring in Detroit, Michigan and California. In Detroit, two of the city's three authorized temporary casinos have opened. The third is set to open in mid 2000. The more elaborate, permanent casinos are scheduled to open four years later. Recently, the voters in California approved Proposition 1A, which allows casino style gaming on Native American lands in that state.

Competitive Strengths

     Management believes that the Company's competitive strengths include the following:

     Substantial Gaming Industry Presence and Strong Relationships with Customers. The Company's products can be found in nearly every major domestic casino and most major international casinos, including casinos operated by Boyd Gaming, Crown Casino, Mandalay Bay Group, Harrah's, Park Place (formerly Grand Casino, Hilton/Bally's and Caesars), Holland Casinos, MGM Grand, Mirage and Station Casinos. Our products also are sold to major gaming machine manufacturers including Alliance/Bally Gaming, Aristocrat, IGT, Sigma and WMS Industries. Management believes that the Company's interior signage is preferred by most developers of major new casino projects that employ extensive thematic design and by gaming machine manufacturers to merchandise progressive jackpot gaming machine networks. The Company's Caribbean Stud(R) poker game is the most popular proprietary table game in the world. The Company's progressive jackpot systems for gaming machines and table games are the most widely used in the industry. The Company's proprietary player tracking software is among the most technologically advanced and has gained acceptance in new international markets, notably Canada, where there is need to network and monitor multiple remote sites involving thousands of gaming machines.

     Worldwide Distribution Capability/Diversified Revenue Base. The Company's revenues are highly diversified by customer and geography. The Company's products are distributed in more than 60 countries by the Company's own sales force as well as by independent sales representatives.

     Significant Recurring Revenue. Since 1993, the Company has emphasized the development and expansion of its proprietary gaming machine and table game products and its progressive jackpot, bonusing and player tracking systems, all of which can be marketed through lease, license, structured participation and/or ongoing maintenance arrangements and all of which generate recurring revenue.

     Product Innovation and Technology Development. The Company focuses on developing technology platforms that can be utilized with numerous new and existing products. Progressive jackpot systems originally developed for individual gaming machines have evolved into networks of multiple gaming machines linked to common jackpots and, most recently, have been further enhanced with bonusing features such as the Company's MoneyTime(TM) system which increase the frequency of payouts among multiple players.

     The Company's TableLink(TM) technology and progressive jackpot table game platforms reflect the evolution and adaptation of technology for table games. PGI's side-bet progressive jackpot technology was originally developed for stud poker and more recently has been adapted for draw poker and blackjack, pai gow poker and Monopoly(R) Poker(TM). TableLink(TM) currently runs on all game types. Chip tracking and game tracking versions operate on blackjack and are in the process of being adapted for use with other games such as roulette and baccarat. The Company's SuperLink(TM) and CasinoLink(TM) systems provide multi-site gaming machine monitoring, data collection, real-time player tracking, game management and progressive slot system monitoring. These advanced systems have been installed in many large domestic and international gaming venues that employ state-of-the-art information technology to manage thousands of gaming machines at multiple locations.

     Significant Patent and Trademark Protection. The Company has secured and endeavors to secure exclusive rights in its proprietary games, electronics, bonusing and control systems, and displays, primarily by obtaining U.S. and foreign patents. The Company owns or holds exclusive rights to more than 60 issued patents and has more than 30 patent applications pending. In addition, the Company maintains trademarks relating to more than 50 products.

     Mikohn's U.S. patents and pending patent applications relate to, among other things, our Flip-It(TM) coin-push gaming machines, Mystery Jackpot(TM) system, MoneyTime(TM) system and jackpot features which may be incorporated into new or existing table games. We also hold rights to patents and pending patent applications for table monitoring systems relating to the TableLink(TM) system.

     Our exclusive rights to patents and pending patent applications cover a number of key products, including: (i) the method of playing Caribbean Stud(R);
(ii) methods of playing progressive blackjack; (iii) methods of jackpot table gaming, including progressive jackpots; (iv) various types of apparatus used for jackpot table gaming, including progressive jackpots; and (v) methods of playing electronic poker with an optional side-bet for jackpots including progressive jackpots.

     We actively seek patent and trademark protection and vigorously enforce our intellectual property rights. Management believes that the Company's protection of its patents and trademarks and other intellectual property raises additional barriers to entry for prospective competitors and results in higher marginal revenues than could be earned from non-proprietary products.

     Extensive Jurisdictional Approvals. Licensing or other regulatory approval is required of the Company and its senior managers, directors, large shareholders, gaming equipment components, proprietary gaming machines and table games. The Company is licensed in 25 states, 90 Native American Indian tribes and 17 foreign countries. In addition, the Company sells products in more than 45 additional foreign jurisdictions that do not require licensing approval. Management believes that the time and cost necessary to obtain licensing and product approvals in numerous jurisdictions present significant obstacles to potential competitors.


Operations

     The Company's worldwide operations are concentrated in three principal business segments: (i) signs, (ii) gaming products and (iii) gaming operations. Set forth below is a description of each of the Company's three principal business segments. For financial results by the Company's business segments see
Note 20 - Segment Reporting of the Notes to Consolidated Financial Statements.


     Signs:

     Interior Casino Signage. Mikohn's product design, manufacturing capacity and worldwide distribution make it the industry leader in interior casino signage. The Company designs and manufactures interior signage and displays that are marketed and sold either as stand-alone signs or in combination with progressive jackpot systems.

     Interior casino signage differs in many respects from other forms of signage. Casino signage typically features intricately detailed artwork, is constructed in a wide variety of unusual shapes, is finished and detailed with more expensive and delicate materials than other types of signage and often is covered by an artistic finish such as polished aluminum or acrylic laminate. Laser printers are used to make sign faces which are then painted or laminated, and color laser printers are used to make finished sign faces. The electrical components of the signs include fluorescent or incandescent backlighting and a wide range of artistic lighting, including neon tubes, star-tubes and flashing incandescent lighting.

     Interior signage is used extensively in connection with the "theming" of interiors and the differentiation and identification of facilities. Custom processes enable us to conform signs to a casino's existing theme or to create distinctive themes for particular areas in a casino. Sales and creative personnel work closely with the customer in the development of the design plans. State-of-the-art installations by Mikohn may be seen in recently opened mega-casinos such as the Bellagio, Venetian, Paris and Mandalay Bay resorts in Las Vegas, and are also found in numerous other casinos in both domestic and foreign gaming jurisdictions.

     The average construction period for an interior signage project is approximately 6 to 8 weeks. The costs of interior signage projects vary widely, but most fall within a range of $50,000 to $4.0 million. We typically require a 50% downpayment before commencing manufacturing, with an additional 25% due at shipping and the balance due upon completion of the installation. While our interior signage is increasingly being incorporated into large projects, remodeling and small projects continue to stimulate demand.

     Demand for interior signage has also been stimulated by the popularity and growth of progressive jackpots throughout the gaming industry. These often incorporate Mikohn interior signage into sophisticated merchandising programs.

     Exterior Signage. Mikohn also designs, manufactures, installs and maintains exterior signage. These projects can vary from themed directional signage to multi-story, double-faced pylon signage such as the two exterior signs at the Bellagio in Las Vegas. Mikohn targets the gaming industry for its exterior lighting and signage products and has supplied signs or lighting systems to major casinos in the U.S. and to a number of international customers.

     Mikohn has successfully developed MikohnVision(R), a system that enables users to produce spectacular displays on huge outdoor screens in up to 16.7 million colors. Mikohn has patents to protect various features unique to the MikohnVision(R) system. MikohnVision(R) makes it possible to offer real-time graphics, animation, text and video clips; to display photos, logos, video and real-time images; and to create instant, spectacular animations and messages at adjustable speeds.

     The exterior signage business is much more competitive and therefore less profitable than interior signage. The sales price of exterior signage varies widely, although most contracts fall within a range of $200,000 to $2.0 million. Typically, Mikohn receives payments during the course of design, manufacture and installation.

     On March 2, 2000, the Company signed a letter of intent to sell its exterior signage business for $6.5 million, $5.0 million in cash and an additional $1.5 million to be represented by the buyer's 10%, 5 year promissory note. The cash proceeds will be used to pay down indebtedness. As the exterior signage business is much more competitive than interior signage, we concluded that we could more profitably direct the resources required by this business to other endeavors. We will retain certain rights to use patents and proprietary technology that we have developed in this business to the extent that we find these applicable to interior signage or any of our other products.


     Gaming Products:

     Progressive Jackpot Systems. A progressive jackpot system monitors play on one or more gaming machines and accumulates, in real-time, a predetermined percentage of each coin bet to create a jackpot. This jackpot increases continuously until won by a player. The system then can be reset automatically to accumulate and present subsequent jackpots. Progressive jackpot systems can serve a single machine or can be electronically linked with a number of gaming machines to generate a collective jackpot. Progressive jackpot systems create larger jackpots to contribute added excitement to the game and provide an incentive for players to play the maximum number of coins. Management believes progressive jackpots can increase the revenues from gaming machines by 15% to 30%.

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

     Although controllers, displays and software are all included in every Mikohn progressive jackpot system, controllers and displays also are sold separately to gaming machine manufacturers and casino operators. The software used to program the displays and controllers and monitor the systems and machine usage is proprietary, thereby inhibiting the operator from substituting components made by other manufacturers. Mikohn's progressive jackpot systems can be connected into multi-site progressive links among a number of casinos. The operator of the gaming machine, not Mikohn, is responsible for payouts of all jackpots.

     Controllers. Mikohn's proprietary controllers are designed to be compatible
     -----------
with the gaming equipment made by the major gaming machine manufacturers, including Aristocrat, Atronic, Alliance/Bally Gaming, Novomatic Industries ("Novomatic"), Sigma, Universal de Desarrollos Electroonicos, S.A. ("UNIDESA/ Cirsa"), WMS Industries and the industry giant, IGT. Mikohn's controllers are licensed in every major gaming jurisdiction. We believe we have the largest installed base of controllers in the industry. The sale of Mikohn's controllers for a progressive jackpot system is frequently accompanied by the sale of Mikohn electronic displays promoting the system.

     Electronic Displays. Mikohn manufactures displays in the widest variety of
     -------------------
sizes and designs in the industry to accommodate the technical, aesthetic and price requirements of its casino customers. Management believes that Mikohn's electronic displays are installed with most gaming machines manufactured by Alliance/Bally Gaming, Aristocrat, IGT, Novomatic, Sigma, UNIDESA/Cirsa and WMS Industries. These electronic displays are found in casinos in virtually every major gaming jurisdiction throughout the world. The Company produces alphanumeric and graphic electronic displays for use in real-time applications with all major brands and models of gaming machines. Our displays primarily use LEDs which can be turned on and off approximately 100 times per second and can be programmed to display information in a wide variety of formats, including flashing, traveling from side to side, odometer, pulsating, scrolling up or down, painting

(each character is formed from the top down), morphing and dancing colors (each character alternates color). LEDs also can utilize foreground or background color, user selectable and downloadable font and text justification. Cells of LEDs may be combined to display characters and graphics in a variety of sizes ranging from small to very large. The Company supplies displays to casinos and gaming equipment manufacturers including IGT for its wide-area progressive systems.

     In addition to the Company's proprietary line of LED displays, Mikohn offers casinos the ability to attract players using the latest in high-resolution plasma displays. Utilizing Mikohn's PC based PlasmaPack(TM) controller, casinos can run real-time applications such as bonusing and progressives on large, high-resolution plasma displays.

     The flexibility of the Company's software enables us to implement our competition's software protocol so that our displays can still be sold even when we are not the chosen progressive system vendor.

     Software.  Mikohn designs application software for use in connection with
     --------
its progressive jackpot systems. The software permits the casino operator to set jackpot frequencies and levels in response to competitive factors and variations in customer demand and to set a maximum amount to be displayed as a jackpot (which effectively limits the casino's liability in the event of a programming or technical error). The software is programmable to accommodate a variety of international currencies, and is supplied either on a diskette for installation on the casino's stand-alone personal computer or on a memory card sold by Mikohn for installation in a palmtop computer.

     Mikohn's SuperLink(TM) software package supplies a comprehensive, multi-faceted system for managing a progressive jackpot network from a central location. The SuperLink(TM) system consists of Mikohn bonus and/or standard progressive controllers, a Mikohn smart interface board for each machine and a PC hosted monitoring system. The system PC provides reports and statistics of bonus game play and features screens for configuration and set-up. It also links the interface packages of electronic displays, controllers and software into one total integrated package, permitting centralized control and facilitating the operation, programming and monitoring of progressive jackpots and bonuses. As a result, management believes that the SuperLink(TM) system enables casino operators to manage their slot machines with greater efficiency, which can increase productivity, enhance security and reduce costs. Moreover, the SuperLink(TM) system, with its built-in flexibility, is a system that will enhance both existing and new gaming machines with new progressive, bonusing and merchandising features, including Mikohn's MoneyTime(TM), Mystery Jackpot(TM) and Bonus Jackpot(TM).

     Bonusing Systems. A bonusing system provides a cash bonus which can be random or preset separate from the normal payout for a winning combination. While bonus amounts are typically lower than the top pay of the game, the frequency is high, providing a valuable merchandising tool for stimulating, extending and increasing the rate of play.

     Bonus Jackpot(TM) provides a random cash bonus along with the normal payout for a winning combination. Any or all of eight progressive pay levels may be selected as the bonus level and up to eight random bonuses can be set for each selected level. Mystery Jackpot(TM) is a progressive system that rewards patrons at random according to a fixed pay schedule. The bonus is triggered when the mystery (hidden) jackpot reaches a random level within a specified range. Once a winner is identified, a payout is randomly selected from one of eight awards. Mystery Jackpot(TM) awards a player a progressive jackpot just for playing; no winning reel combination or minimum coin-in is required. The range for the jackpot can be configured by the operator, and the system randomly selects a jackpot amount within that range and awards the jackpot via the credit meter to the player.

Controllers and displays are designed by Mikohn and assembled using components manufactured to its specifications by various suppliers.

     Player Tracking and Data Collection Systems.

     CasinoLink(TM).   Our CasinoLink(TM) system is an integrated management
system for the gaming enterprise. Operating on a Microsoft Windows NT(R) / SQL Server(R) platform, CasinoLink(TM) provides its users with robust, highly scalable applications for accounting and auditing, administration and security, jackpot management and player marketing. CasinoLink(TM) is exceptionally well suited to fulfill the requirements of large, geographically dispersed casino operators who require multi-site capability.

     The CasinoLink(TM) system is installed throughout the gaming operations of more than 20 casino operators worldwide. CasinoLink(TM) is utilized domestically by single-site operators in Colorado, Nevada and Oregon as well as by one multi-site operator in Nevada. Mikohn holds the dominant share of the gaming system market in Canada, with installations in the multi-site, provincial lottery corporations of Alberta, British Columbia, Ontario and Saskatchewan. The European market is home to single-site installations in Finland, Greece and Italy as well as to multi-site installations in the Netherlands, the Slovak Republic, Slovenia and Russia.

     CasinoLink(TM) is gaining considerable share of the Australasian market, with multi-site installations in Macao and the Australian State of Queensland. In November of 1999, Mikohn reached an agreement with TAB, Ltd. of Sydney, Australia where Mikohn will serve as the exclusive provider of progressive jackpot management software.

     TableLink(TM). Mikohn also develops and markets automated data collection systems for player tracking and accounting for table games. These products include the Company's patented TableLink(TM) technology.

     In 1995, Mikohn acquired the exclusive worldwide rights to develop, manufacture, market and distribute the technology incorporated in the Company's TableLink(TM) system, a player tracking and data collection system for table games. This system enables the casino to recognize and reward players, and enhances game security. Mikohn's TableLink(TM) system employs (i) special casino chips that are embedded with computer microchips which transmit encrypted radio frequency signals, (ii) sensors at each player position at the table, (iii) player identification card readers, (iv) optical readers that read playing cards as they are dealt for card game applications, (v) touch-screen computer displays at the gaming table or pit stand and (vi) proprietary software networked to a central data collection point. Information is compiled by patented instruments and computer and sensor technology, which electronically track all bets in real-time as the chips are placed, producing a record of each game. In addition to providing player tracking, chip tracking and game tracking, the technology can be used to integrate a progressive jackpot system with other table games to stimulate player excitement and improve revenue production. The technology used in the TableLink(TM) system, for the first time, provides casino operators with real-time accounting of the play of each table game player. Improved accuracy and player initiated ratings not only are very useful to the casino in identifying and directing complimentary benefits to the customer, but improve customer loyalty. It also redirects supervisor time from administrative to customer relationship tasks.

     TableLink(TM) brings to table games the benefits of accurate and automated data collection and player tracking, previously seen only in the slot machine sector. Players initiate their ratings using their player cards when they begin play. The TableLink(TM) system tracks the time played, wagers made and game results. The information can be interfaced with the casino's main database and used for rewarding patrons as well as building marketing information. TableLink(TM) is available in three tiers: PT (Player Tracking), CT (Chip Tracking) and GT (Game Tracking). TableLink(TM) PT is the base product upon which the CT and GT product offerings are built.

     Management believes TableLink(TM) has the potential to become one of the most important technological advances in casino gaming since the introduction of microprocessors in gaming machines. It already has been adapted to blackjack, the world's most popular table game, with approximately 20,000 tables in use worldwide as a potential customer base. Management believes that Mikohn's TableLink(TM) technology can be adapted for use with other popular table games, including baccarat and roulette.

     Oversized Gaming Machines. Mikohn holds an exclusive license from IGT to manufacture and distribute oversized and giant gaming machines known as Mini-Bertha(TM) and Colossus(TM), respectively. These oversized gaming machines come in electronic video and slot-reel formats, feature many of IGT's popular games and can be linked within a casino on a progressive network. Because of their size they provide greater visual appeal and variety, and management believes that they generate a greater win per machine than conventional gaming machines. The machines are available for sale, lease or license and IGT receives a license fee based upon the income derived from the machines that are placed. The revenues relating to these machines as reported by Mikohn in its financial statements are net of license fees paid to IGT.

     Keno. Under a licensing agreement with XpertX, Inc. ("XpertX"), Mikohn holds the exclusive worldwide distribution rights (except for Nevada) to the XpertX(TM) keno system. Key features of this keno system include player tracking (player account information, player trip history, play and win amounts and buy-in limits); reporting (customized audit/management reports and inter-property progressive capabilities); display functions (in-room television keno display and advertising options); and built-in diagnostic software and disc mirroring features.

     Accessories. The Company's also supplies a number of accessory products that allow the casino customer to operate a wider variety of progressive games, provide promotional messages, animated and graphic displays, and generate additional statistical and operating information from the gaming machines linked to progressive jackpot systems. Available accessories also include devices to boost electrical outputs to a large number of displays, cable and fiber-optic connectors, devices to trigger visual or aural signals when a progressive jackpot is hit, and circuitry for the display of progressive jackpot amounts on the screens of video gaming machines.


     Gaming Operations:

     In 1993, Mikohn established its games division to develop, acquire, manufacture and distribute proprietary games, and these have become an increasingly important segment our business. We have devoted increased attention to the games division because of the high recurring revenue and profit margin potential in this business line. The Company owns or licenses the rights to several categories of proprietary games, which it places in casinos under sale, license, lease or structured participation arrangements. Sales of proprietary games are reflected in the reported results of our Gaming Products business segment while revenues derived from licenses, leases or structured participation arrangements are included in the results of our Gaming Operations business segment.

     Set forth below are descriptions of some of the Company's significant proprietary gaming machines and table games that are placed under license, lease or structured participation arrangements.

     Table Games.

     Tre' Card Stud(TM).  Tre' Card Stud(TM) is a new three card stud poker
     ------------------
game. This is a fast-paced, fun game in which all hands including the dealer's hand have only three cards. Players ante one unit to receive hands of three cards, face down, and at this point may either call with a bet of two units (twice the ante) or fold. The dealer needs a certain combination of cards to play. An optional additional bet may be made for bonus jackpots on certain hands. The game is approved in Mississippi and under submission to regulatory authorities in Nevada.

     Caribbean Stud(R).  Caribbean Stud(R) is one of the most popular table
     -----------------
games in the gaming industry and the most popular proprietary table game in the world. More than 900 Mikohn Caribbean Stud(R) tables are in service worldwide, in more than 370 casinos in 38 jurisdictions. Mikohn does not have the rights to Caribbean Stud(R) in Nevada. Caribbean Stud(R) allows a player to make two wagers, one that pays if the player's hand beats the dealer's hand and one that pays either a flat fee jackpot or a portion of a progressive jackpot if the player receives a flush or better. In order to win 100% of the jackpot, the player must have placed the optional side-bet and have been dealt a royal flush. Jackpots of lesser amounts are awarded for a straight flush, four of a kind, full house and flush. Caribbean Stud(R) table games have been available in casinos since 1988.

     Caribbean Draw(R).  Caribbean Draw(R) resembles Caribbean Stud(R) and
     -----------------
includes an optional side-bet feature, but the player has the opportunity to exchange up to two cards originally dealt for new cards, as in a standard draw poker game.

     Wild Aruba Stud(TM).  Wild Aruba Stud(TM) is Mikohn's latest offering in
     -------------------
this line of poker games. Wild Aruba Stud(TM) is a variation of 5-card stud poker. Each player makes an ante bet and may fold or call with an additional back bet of twice the ante. The game uses wild deuces to increase the fun. The dealer qualifies with a pair of eights or better. A player who makes the additional progressive bet can win all or part of the progressive jackpot even if he loses the hand. Wild Aruba Stud(TM) can also be linked to the same progressive jackpot as Caribbean Stud(R) and Caribbean Draw(R). Wild Aruba Stud(TM) has been approved in Nevada and Mississippi and is pending approval in other jurisdictions.

     Progressive Blackjack.  Progressive Blackjack fills out the rest of the
     ---------------------
current Mikohn table game line-up. Progressive Blackjack is played as a basic blackjack with an optional side-bet. Players receive jackpot payments determined by a payout formula based on certain card combinations, which may be dealt to a player. Casinos benefit from the game because of the additional volume and win generated by increased play.

     Monopoly Poker(R) Edition(TM).   Monopoly(R) Poker Edition(TM) is a novel
     -----------------------------
casino table game played with a special "Monopoly" deck of 50 cards. One or more players simultaneously play against a pay table and the ranking of hands is performed in a manner thematic to the popular home game. The mechanics of Monopoly(R) Poker Edition(TM) allow the rapid play and resolution of wagers.

     In the game, a player makes an initial one-unit ante wager to receive a four-card hand. The player may then either fold, thereby ending the hand and losing the ante, or "Go" (play), thereby wagering an additional amount equal to the ante. The dealer then turns over a common fifth card and all remaining players' hands are resolved according to the Monopoly(R) Poker Edition(TM) pay table. The object of the game is to collect at least one color-group (for example, three orange property cards or two blue property cards), at least two railroads, or both utilities.

     An optional side wager allows players to win all or a portion of a progressive prize. The progressive jackpot bet must be made at the same time the ante is placed. Monopoly(R) Poker Edition(TM) is approved in Mississippi. We expect regulatory approval in Nevada and other jurisdictions by the middle of 2000.

     Yahtzee(R). Mikohn's Yahtzee(R) game is a casino table game played with a
     ----------
table layout showing winning dice roll combinations, wagering odds, and a large table box containing five mounted mechanical dice. A hand of Yahtzee is played according to a selected house version. Players are allowed to make "game wagers" on the outcome of the roll of the dice, as well as "next roll wagers" on the outcome of the next roll.

     The Yahtzee(R) table game is played with five mechanical dice that behave in a random fashion. As with the game played by millions in their homes, the hand consists of an initial roll of the five dice, followed by up to two re-rolls of one or more dice. Each player has a chance to "roll" the dice a maximum of three times in an attempt to create combinations similar to those found in poker. The word "roll" refers to the player pressing the interactive player button, which enables the player to roll the dice. For example, three-of-a-kind, four-of-a-kind, straight and full house are all winning combinations. The ultimate combination would be "Yahtzee", or all five dice the same. Yahtzee has been submitted for regulatory approval in most jurisdictions.

     Jackpot Pai Gow(TM). Jackpot Pai Gow(TM) combines elements of the ancient
     -------------------
Chinese game of pai gow with classic American poker. Jackpot Pai Gow(TM) is a seven-card stud poker table game played with a standard 52-card deck and one joker in which one to six Players play against the house dealer. The joker can only be used as an ace, or to complete a straight or a flush. As with similar card table games, the mechanics of Jackpot Pai Gow(TM) allow for quick play and wager resolution.

     All players, including the dealer, receive a seven-card hand, which they "set" into a back hand of five cards, and a front hand of two cards. The back hand must always outrank the front hand. For example, if the two-card hand is a pair of sevens, the five-card hand must contain a pair of eight's or higher. Rankings are based on poker rankings, with the exception of A-2-3-4-5, which is the second highest straight. The highest two-card hand is aces; the highest five-card hand is a royal flush or five aces (four aces plus the joker).

     The object of the game is for both the player's hands to rank higher than the corresponding dealer's hands. The dealer wins all tie results. If the player wins one hand and loses the other a "push" results and no money changes hands. Winning hands are paid 1 to 1 with a 5% commission to the dealer; therefore actual winning payout to the player is 95%. Losing hands lose the amount wagered. Players win if both of their hands are higher than the dealer's two hands.

     In Jackpot Pai Gow(TM), players place an initial wager to receive a seven-card hand, face down. The cards are dealt to the player who is selected to get the first set of cards and then from right to left. Each Player position has areas on the layout marked bet, cards and a coin accept to be used for the optional, $1.00 or $5.00 side-bet to qualify for the progressive jackpot. This optional jackpot bet is accepted on the condition that an initial wager has also been placed for that hand and that both wagers are made prior to any cards being dealt. A hand winning the optional side-bet is not affected by the dealer's hand. Jackpot Pai Gow(TM) will be submitted for regulatory approval in mid-2000.

     Mikohn places table games directly with casino operators for a monthly license fee that is a fixed rate per table. Most of the agreements with the casinos are for three-year terms with a 30-day early cancellation clause. As of December 31, 1999, Mikohn had 1,096 revenue producing table games installed.

     New Table Games in Development. Mikohn has several new table games in
     ------------------------------
various stages of development.

     Branded Slot Games. In 1999, under an exclusive license from Hasbro, Inc., Mikohn developed a series of casino slot games based on Yahtzee(R), one of the best known and most popular of all dice games. Mikohn's Yahtzee(R) series games were named among the top 20 most innovative products for 2000 by the Casino Journal Publishing group.

     Introduced in Nevada casinos in late summer, the first two versions were spinning reel slots topped with oversize mechanical dice, designed to be fast moving, fun and entertaining. In the Yahtzee Bonus(TM) game, patrons have the opportunity to play an actual hand of Yahtzee(R) complete with up to three rolls, just like the home game. In Yahtzee Take A Chance(TM), players who reach the bonus round may make successive rolls of five dice, hoping to hit "chance" which increases their awards. For these games, Sigma Game, Inc. is the exclusive supplier of the slot machine platform, which has been integrated with Mikohn bonusing technology.

     In December 1999, Mikohn introduced its Yahtzee(R) Video(TM) game, a five-reel, 45-coin, nine-line slant top video game utilizing up to 45 nickels. An interactive second screen is animated with five three-dimensional dice characters which wiggle and roll to guide the player in an actual hand of Yahtzee(R) with two re-rolls just as in the classic game. An added feature is the random scatter-pay bonus showcased by another set of three-dimensional dice characters in super hero costumes. Mikohn has selected the Pentium CD-ROM-based Millennium(TM) series' video platform from Sigma Game, Inc., featuring new technology which provides powerful graphic and audio capabilities.

     Coin-Push Games. In 1995, Mikohn acquired the exclusive U.S. patent rights to an electromechanical coin-push gaming machine, known as Flip-It(TM), that it now manufactures and distributes. Mikohn leases Flip-It(TM) to operators on a participation or fixed rental basis that produces a recurring revenue stream. Currently, Flip-It(TM) games have been approved for play in Nevada, where Mikohn participates in the casino revenues generated by the game, and in Michigan, Mississippi, New Mexico and Uruguay, where Mikohn leases the game for a flat rental. During the last three years, there has been a general decline in the number of Mikohn's Flip-It(TM) games in service. Management believes that the decline in the number of Flip-It(TM) games is due in part to the level of maintenance that has been required for the mechanical components in the game. We are in the process of developing an electronic version of the game, which management believes will have greater reliability and correspondingly increased casino acceptance.

     MoneyTime(TM). MoneyTime(TM) is a branded progressive jackpot system developed by Mikohn in 1997. It uses bonusing to initiate, extend and increase play. Typically, 40 gaming machines are configured in a carousel with extensive overhead thematic signage manufactured by Mikohn promoting the MoneyTime(TM) progressive jackpot system. Each gaming machine is linked into one MoneyTime(TM) system. When the progressive pool generated reaches a randomly determined level within a specified range, the system triggers a bonus mode in which multiple players are awarded portions of the jackpot in rapid succession.

     Hot Potato(TM). Mikohn's newest bonusing jackpot system, to be launched in 2000, is Hot Potato(TM). Hot Potato(TM) is designed to operate on IGT's Vision games, which are IGT's latest and most technologically advanced gaming machines. Hot Potato(TM) is a multiplier bonus system.

Competition

     The markets for the Company's products are highly competitive. The Company competes with a number of developers, manufacturers and distributors of products similar to those that the Company produces and distributes. Some of these competitors are larger and have greater access to capital resources than the Company. The Company's future performance may be affected by numerous factors, some of which are (i) the continued popularity of the Company's existing products and its ability to develop and introduce new products that gain market acceptance and satisfy consumer preferences, (ii) the Company's ability to maintain existing regulatory approvals and obtain future approvals in order to conduct its business and (iii) the Company's ability to enforce its existing intellectual property rights and to adequately secure and enforce such rights for new products.

     Many of the Company's products require regulatory approval. Management believes that the amount of time and money consumed in the course of obtaining licenses in new jurisdictions and new product approvals in multiple jurisdictions constitute significant obstacles to entry or expansion by new competitors. In addition to regulatory constraints, the Company's patents and trademarks protect its products. The Company actively seeks patent and trademark protection and vigorously enforces its intellectual property rights.

     Signs:

     Management believes that Mikohn not only is the leading worldwide manufacturer of interior casino signs, it is also the dominant competitor in this specialized market and is recognized as the industry leader in technology integration, artistic concepts, library of designs, creative staff, distribution network and structural design, all of which are essential to the more complex thematic signage found in the new mega-casinos. These factors, in the aggregate, create significant obstacles to entry by new competitors. Competitors in the interior sign business include Young Electric Sign Company (YESCO), B&D Signs, DID Signs and A.C. Coin & Slot Company.

     Gaming Products:

     In the electronics, bonusing and control systems market, we believe that the Company's components for progressive jackpot systems have the highest market share and name recognition in the industry. The primary competitors for the Company's progressive jackpot system components are Casino Data Systems (CDS) and Acres Gaming (Acres) (see "Legal Proceedings"). Although IGT currently uses the controllers and software it manufactures solely in connection with its own proprietary gaming machines, there can be no assurance that IGT will not commence sales of such components to other gaming machine manufacturers and casino operators. In the placement of progressive jackpot bonusing systems, the Company competes with Acres and the major gaming machine manufacturers who have developed their own proprietary gaming products that incorporate progressive jackpot bonusing systems into their games.

     Mikohn's CasinoLink(TM) system competes against systems from Alliance/Bally Gaming, Acres, CDS, IGT and, to a lesser extent, Gaming Systems International. This market is highly competitive. Pricing, product features and functions, accuracy and reliability are key factors in determining a provider's success in selling its system. Because of the high initial costs of installing a computerized monitoring system, customers for such systems generally do not change suppliers once they have installed such a system. Our future growth in this product line will be based on penetration of the international markets and further expansion in the established and emerging markets, as well as continued development efforts by the Company to provide customers with new and innovative hardware and software products. Management believes that the Company has a competitive advantage because its CasinoLink(TM) system, the first player tracking and accounting control system using the Microsoft Windows NT platform, provides greater ease of use and the ability to link multiple sites.

     Mikohn's TableLink(TM) technology is unique in its ability to automatically capture and record exact wagering information in real-time. This information includes the exact amount wagered, a critical element that gaming operators traditionally have had great difficulty in ascertaining and confirming. Management believes that there currently is no other system on the market that has the ability to identify and record all wagers placed, all cards dealt and the results of each hand played. Prior to the introduction of the TableLink(TM) technology, casinos could only estimate amounts wagered. Mikohn holds exclusive worldwide rights to this system. Patents protecting the system and several of its unique features have been issued in the U.S. and several foreign jurisdictions and additional applications are pending, thereby creating a significant barrier to entry for potential competitors.

     In the gaming machine market, the Company competes against major gaming machine manufacturers as well as manufacturers of specialty gaming products. The major gaming machine manufacturers are Alliance/Bally Gaming, Aristocrat, Atronic Casino Technology, Ltd., IGT, Novomatic, Sega Enterprises Ltd., Sigma, UNIDESA/Cirsa, Universal Distributing of Nevada, Inc., Anchor Gaming and WMS Industries. Although these major gaming machine manufacturers compete against the Company directly with specialty gaming products and indirectly with mass market gaming products (a market in which the Company does not compete significantly), management believes that the Company competes most directly against other specialty gaming machine manufacturers, such as Anchor Gaming, A.C. Coin & Slot Company, CDS and Shuffle Master, Inc. (Shuffle Master). In addition, other technology-oriented companies, such as Silicon Gaming, Inc., have entered or may enter the gaming machine business. Specialty gaming product manufacturers compete primarily on player appeal and the resulting relative win per unit generated for the casino. Management believes that the Company is in a strong competitive position in the specialty gaming product market because of its extensive distribution network and historic customer relationships across a number of diverse product lines.

     Gaming Operations:

     In the proprietary table game market, the Company is the premier designer, manufacturer and distributor of proprietary progressive jackpot table games, and we believe our patents significantly limit the development of competing table games with progressive or electronically enhanced side-bet features. The only significant competitor in proprietary table games is Shuffle Master, which markets the Let It Ride(TM) and Three Card Poker(TM) games.


     In the slot participation market which includes the Company's Yahtzee(R) branded games as well as the non-branded games such as Flip-Its(TM), Mini-Berthas(TM) and MoneyTime(TM), the Company competes for floor space with Alliance/Ballys, Anchor Gaming, CDS, IGT, Shuffle Master and WMS Gaming.


Manufacturing

     The Company's several production facilities are primarily manufacturing, assembly and subassembly operations. Most manufacturing relates to the interior sign business, but we also assemble exterior signs, electronic displays and controllers and proprietary games. We routinely contract with outside vendors for assembly services to keep idle production capacity to a minimum and maintain a constant level of employment. A computerized material requirements planning system is used to schedule production and to ensure that inventory levels are adequate to meet customer demand. The table below lists the Company's several manufacturing, administrative, engineering and service facilities.

==================================================================================================================
                                                                                  Area
                           Location / Activity                                  (Sq. Ft.)           Owned/Leased
                           -------------------                                  ---------           ------------
Las Vegas, NV - Corporate Administration                                           36,429            Leased
Las Vegas, NV - Interior Signs - Manufacturing                                     47,350            Owned
Las Vegas, NV - Exterior Signs - Manufacturing                                     45,976            Owned
Las Vegas, NV - Games And Electronics - Manufacturing                              85,638            Leased
Las Vegas, NV - Engineering And Service                                            30,500            Leased
Las Vegas, NV - Slot Glass / Human Resources                                       17,225            Leased
Reno, NV - Administration / Service                                                 8,575            Leased
Gulfport, MS - Manufacturing                                                       28,000            Leased
Hurricane, UT - Manufacturing                                                      79,230            Leased
Rapid City, SD - Manufacturing  *                                                  48,881            Owned
Kansas City, MO - Service                                                           1,650            Leased
Ft. Lauderdale, FL - Service                                                       11,000            Leased
Golden, CO - Service                                                                3,000            Leased
Egg Harbor, NJ - Service                                                            2,800            Leased
Pleasantville, NJ - Manufacturing and Service                                       7,000            Leased
Amsterdam, The Netherlands - Manufacturing                                         20,000            Leased
Lima, Peru - Manufacturing                                                         35,674            Leased
                                                                                  -------

* Closed in 1999 and sold in March 2000                                           508,928
                                                                                  =======
===================================================================================================================

     There are many sources of supply for nearly all of the components and raw materials used in the Company's products and there are many suppliers who can assemble the Company's progressive jackpot products. Accordingly, the Company is not dependent in any significant way upon any single supplier or vendor.


Marketing and Distribution

     The Company maintains facilities to sell and service its products to markets throughout the world. In addition to the Las Vegas corporate headquarters, the Company has regional sales offices in Reno, Nevada; Ft. Lauderdale, Florida; Egg Harbor, New Jersey; Golden, Colorado; Gulfport, Mississippi; Amsterdam, the Netherlands; Buenos Aires, Argentina and Lima, Peru.

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

     The Company and its distributors service the Company's progressive jackpot products, and the Company, a subcontractor or the customer typically services the Company's interior signs. The Company performs maintenance on exterior lighting and signs, typically under multi-year contracts, and provides limited warranties on most of its products.

Research and Development

     During the fiscal years ended December 31, 1999, 1998 and 1997, the Company expended approximately $6.0 million, $5.5 million and $3.9 million, respectively, on research and development activities.

     As previously noted, the casino gaming industry is intensely competitive, for which reason casinos constantly seek out, evaluate and introduce new and upgraded gaming products in an effort to attract and retain gaming customers. An important part of the Company's strategy is to provide its casino customers with new and upgraded products, games and services that enhance their revenue stream and facilitate operating efficiencies. The Company's current emphasis in research and development is the enhancement of the CasinoLink(TM) and TableLink(TM) systems and the development of new game machines and progressive table games.


Employees

     As of December 31, 1999, the Company had 822 employees worldwide, of whom approximately 380 were in manufacturing, 62 were in sales and distribution, 57 were in art/CAD design, 135 were in installation and service, 53 were in research and development and 135 were in administration. Of that total, 109 were in management. A total of 83 of the Company's employees, all of whom are employed in its exterior signs operations in Las Vegas and Atlantic City, are represented by unions. We enjoy good relationships with our employees.


Backlog

     As of December 31, 1999, 1998, and 1997, the Company had backlogs of orders, believed to be firm, of $16.8 million, $22.0 million and $19.4 million, respectively. Orders in the backlog at December 31st typically are filled within 120 days.

Government Regulation

     Overview

     The Company is subject to regulation by authorities in most jurisdictions in which its products are sold or used by persons or entities licensed to conduct gaming activities. Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, findings of suitability and/or other required approvals with respect to the Company, its personnel and its products (collectively, "authorizations") is time consuming and expensive.

     Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke authorizations on any basis they deem reasonable. Although our experience is excellent, there is no guarantee that the Company, its products or its personnel will receive or be able to maintain any necessary authorizations.

     The Company, directly and through subsidiaries, has authorizations that enable it to conduct its business in numerous jurisdictions, subject in each case to the conditions of the particular authorization. These conditions may include limitations as to the type of game or product the Company may sell or lease, as well as limitations on the type of facility (such as riverboats) and the territory within which the Company may operate (such as tribal nations). Jurisdictions in which the Company (together with its subsidiaries, and specific personnel where required) has authorizations with respect to some or all of its products and activities include Nevada, South Dakota, Mississippi, Iowa, Missouri, Oregon, Louisiana, Colorado, Illinois, Washington, Arizona, Connecticut, Montana, New Jersey, North Carolina, North Dakota, New Mexico, Kansas, Minnesota, Indiana, Michigan, New York, Wisconsin, California; the Canadian provinces of Alberta, Manitoba, Nova Scotia, Quebec, Saskatchewan, British Columbia and Ontario; the Australian provinces of New South Wales, Victoria, Queensland, Northern Territory, Western Australia and Australia Capital Territories and Tasmania; New Zealand; Mpumalanga, South Africa and Greece.

     The Company has a provisional license in Puerto Rico, which permits the Company to transact its business pending completion of the license application process.

     Certain Indian tribes throughout the United States that have compacts with the states in which their tribal dominions are located, operate or propose to operate casinos, and these tribes may require suppliers of gaming and gaming related equipment, such as the Company, to obtain authorizations. The Company has and will continue to work with these tribes to obtain the necessary authorizations when requested to do so.


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


Item 2.  Properties

     The properties the Company owns and leases are listed in detail in the table under the heading "Business - Manufacturing", above. In Nevada, the Company currently leases nine facilities, seven of which are currently occupied by the Company. These leases expire over various periods through the end of 2005. Both the Las Vegas interior and exterior sign manufacturing facilities are owned by the Company; all other facilities are leased.

     The Company leases sales, service and/or support offices and other facilities in Colorado,

Florida, Mississippi, Missouri, New Jersey and Utah. These leases expire on various dates through the end of 2004.


Item 3.  Legal Proceedings

     The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations including those noted below.

     On October 2, 1997, the Company filed suit against Acres Gaming, Inc. ("Acres") in the U.S. District Court, Las Vegas, Nevada seeking a declaratory judgment that its MoneyTime(TM) system does not infringe a patent issued to Acres in August 1997 (U.S. Patent No. 5,655,961) and that the Acres patent is invalid (the "'961 Action"). In the '961 Action, the Company asserts claims for relief against Acres for tortious interference with business relationships, tortious interference with prospective business relationships, and trade libel. Acres has counterclaimed for patent infringement. Two subsequently filed actions in the same court involving two subsequently issued patents (U.S. Patent Nos. 5,741,183 and 5,752,882), one filed by the Company against Acres and one filed by Acres against the Company, Casino Data Systems ("CDS"), Sunset Station Hotel & Casino and New York-New York Hotel & Casino, involve claims for patent infringement, non-infringement and invalidity similar to the claims asserted in the '961 Action (the "'183 Action" and the "'882 Action"). The '183 Action and the '882 Action have been consolidated with the '961 Action (the three actions hereafter referred to as the "Consolidated Action"). Discovery in the Consolidated Action closed on February 26, 1999. No trial date has been set. Management believes that the Company will prevail in the Consolidated Action.

     On October 13, 1998, Acres brought suit against the Company and CDS alleging, as against the Company, that the MoneyTime(TM) system infringes a patent (U.S. Patent No. 5,820,459) issued to Acres on October 13, 1998 (the "'459 Action"). The Company has responded denying infringement and asserting that the Acres patent is invalid. The '459 Action is in an early stage of discovery. No trial date has been set. Management believes that the Company will prevail in the `459 Action.


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

                                                                               High           Low
                                                                               ----           ---
1999
----
   First Quarter                                                              $4.500         $2.875
   Second Quarter                                                              4.063          2.750
   Third Quarter                                                               4.875          3.563
   Fourth Quarter                                                              5.750          3.875


1998
----

   First Quarter                                                              $8.750         $6.750
   Second Quarter                                                              7.750          5.875
   Third Quarter                                                               7.375          3.875
   Fourth Quarter                                                              5.750          3.500

     The Company believes there were approximately 2,528 beneficial owners of its Common Stock as of March 13, 2000. The approximate number of beneficial owners as of that date was reached by estimating the number of holders whose stock is held for them in street name by brokerage houses, by trusts and other nominees and by participants in a clearing agency. There were 235 holders of record of the Company's Common Stock on March 13, 2000.

     The Company has never paid dividends nor has it any plans to pay dividends in the future. It is the present intent of the Board of Directors to retain all future earnings for use in the development of the Company's business. The $86.0 million Credit Agreement dated September 2, 1998, between the Company, First Source Financial LLP, as agent, and a lending consortium expressly prohibits the payment of cash dividends.

Item 6.  Selected Financial Data

     The table below sets forth a summary of selected financial data of the Company for the five years ended December 31 (in thousands except per share amounts):



                                         1999 (1)        1998         1997         1996         1995
Statement of Operations Data:
   Net sales                             $ 106,884    $  99,032    $  98,548    $  91,402    $  77,796
   Cost of sales                            54,846       60,163       61,200       59,647       54,876
                                         ---------    ---------    ---------    ---------    ---------
   Gross profit                             52,038       38,869       37,348       31,755       22,920
   Selling, general and administrative      41,505       38,837       31,073       29,190       29,186
   Write-off of assets and other             1,352        4,493                                  3,572
                                         ---------    ---------    ---------    ---------    ---------
   Operating income (loss)                   9,181       (4,461)       6,275        2,565       (9,838)
   Interest expense                         (8,850)      (5,115)      (2,555)      (1,934)      (1,126)
   Other income and expense                  5,052          112           11          410          666
                                         ---------    ---------    ---------    ---------    ---------
   Income (loss) before income taxes         5,383       (9,464)       3,731        1,041      (10,298)
   Income tax (provision) benefit           (1,635)       3,190       (1,357)        (429)       3,650
                                         ---------    ---------    ---------    ---------    ---------
   Net income (loss) before
     extraordinary item                      3,748       (6,274)       2,374          612       (6,648)
   Extraordinary loss (net of taxes)                     (1,752)
                                         ---------    ---------    ---------    ---------    ---------
   Net income (loss)                     $   3,748    $  (8,026)   $   2,374    $     612    $  (6,648)
                                         =========    =========    =========    =========    =========

Weighted average common shares
   outstanding:
   Basic                                    10,720       10,527        9,952        9,847        9,802
                                         =========    =========    =========    =========    =========
   Diluted                                  10,784       10,527       10,057       10,070        9,802
                                         =========    =========    =========    =========    =========

Earnings (loss) per common share:
   Basic                                 $    0.35    $   (0.76)   $    0.24    $    0.06    $   (0.68)
                                         =========    =========    =========    =========    =========
   Diluted                               $    0.35    $   (0.76)   $    0.24    $    0.06    $   (0.68)
                                         =========    =========    =========    =========    =========

Balance Sheet Data:
   Total assets                          $ 162,000    $ 153,232    $  97,588    $  90,453    $  86,324
   Total debt / obligations                 89,110       87,003       30,226       22,719       23,091
   Stockholders' equity                     50,932       46,727       52,570       50,144       49,352

(1) In December 1999, the Company sold a 50% interest in Mikohn Australasia. The Selected Financial Data presented herein includes such consolidated subsidiary's income through the end of the year while its balance sheet is unconsolidated at year-end December 31, 1999 and accounted for under the equity method.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background Information

  For background information on the formation and history of the Company, the public sale of its Common Stock and the acquisitions of its principal business units, see Note 1 - Organization of the Notes to Consolidated Financial Statements.

  In 1995, Mikohn acquired the exclusive worldwide rights to develop, manufacture, market and distribute its TableLink(TM) technology, a player tracking and data collection system for table games. Mikohn TableLink(TM) system enables the casino to recognize and reward players, and enhances game security and integrity. The TableLink(TM) system employs (i) special casino chips that incorporate computer microchips which transmit encrypted radio frequency signals, (ii) sensors at each player position at the table, (iii) player identification card readers, (iv) optical readers for card game applications,
(v) table computer displays and (vi) proprietary software networked to a central data collection point. Information is compiled by patented instruments and computer and sensor technology which electronically track all bets in real-time as the chips are placed, producing a record of each game. In addition to providing player tracking, chip tracking and game tracking, the technology can be used to integrate a progressive jackpot system with other table games to stimulate player excitement and improve revenue production. The TableLink(TM) system, for the first time, provides casino operators with real-time accounting of the play of each table game player. Improved accuracy and player initiated ratings not only are very useful to the casino in identifying and directing complimentary benefits to the customer, but improve customer loyalty through acceptance of rating information and redirecting supervisor time to the customer.

  The Company's CasinoLink(TM) system is the first system which integrated the advanced features of the Microsoft Windows NT platform in a gaming machine accounting, player tracking and game management module. The advanced technology of the CasinoLink(TM) system provides real-time information on player activity, casino revenues and cashier functions, monitors gaming machines and table games, and has the capability to network multiple remote sites. The system tracks gaming machines, keno and bingo and is available from remote terminal units that allow casinos to access player related information, such as a player's game preference and wagering history. The CasinoLink(TM) advanced tracking system enables casinos among other things to offer players complimentary benefits commensurate with their play.

  In recent years, proprietary games have become an increasingly important segment of the Company's business. In 1993, Mikohn established its games division to develop, acquire, manufacture and distribute proprietary games, machines and tables. We have devoted increased attention to the games division because of the high recurring revenue and profit margin potential in this business line. The Company owns or licenses the rights to several categories of proprietary games, including progressive jackpot table games, coin-push gaming machines, oversized gaming machines and touch screen multi-game video machines. In 1998, the Company acquired from Hasbro, Inc. the rights to develop slots and table games under the Yahtzee(R) name and table games under the Monopoly(R) name. The Company places its proprietary games in casinos under sale, license, lease or structured participation arrangements.

  In 1994, Mikohn entered into an exclusive license agreement with IGT to manufacture and distribute oversized and giant gaming machines known as Mini-Bertha(TM) and Colossus(TM), respectively. Under the terms of the license agreement with IGT, Mikohn has exclusive worldwide distribution rights. These oversized gaming machines come in electronic video and slot-reel formats, feature many of IGT's popular games and can be linked on a progressive network. These oversized gaming machines provide greater visual appeal and variety. The machines are available for sale, lease or structured participation and IGT receives a royalty based upon the income derived from the machines that are placed. The revenues relating to these machines as reported by Mikohn in its financial statements are net of such amounts paid to IGT.

  In September, 1998, the Company acquired PGI and two of its distributors. With these acquisitions, the Company gained the rights to Caribbean Stud(R), Caribbean Draw(TM) and Progressive Blackjack(TM). Each of these games has an optional side-bet feature. We expect our player-appealing signs to help bring the same excitement to the table games business that they have added to the gaming machine business.

  As the Company has realigned the reporting of its business units, certain items of prior year revenue and expense have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated. Amounts reported in prior years have been adjusted to be consistent with the Company's current reporting of intercompany activity. All amounts reported in this section are rounded to the nearest thousand unless otherwise stated. All percentages reported are based on those rounded numbers. See Note 20 - Segment Reporting of the Notes to Consolidated Financial Statements for a description of the Company's business operations.


RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
---------------------------------------------------------------------

SALES

                                                                                          Change
                                                                              -------------------------------
       Business Segment                   1999                1998               Amount                %               Comment
------------------------------        -------------       ------------        ------------        -----------        ------------
 Revenues:
    Signs                                 $ 46,278            $50,840             $(4,562)              -9.0%                   1
    Gaming products                         33,541             36,216              (2,675)              -7.4%                   2
    Gaming operations                       27,065             11,976              15,089              126.0%                   3
                                          --------           --------             -------

                                          $106,884            $99,032             $ 7,852                7.9%
                                          ========            =======             =======

 Percentage of total revenues:
    Signs                                     43.3%              51.3%
    Gaming products                           31.4%              36.6%
    Gaming operations                         25.3%              12.1%
                                          --------            -------

                                             100.0%             100.0%
                                          ========            =======

1. The net decrease of $4,562 between the comparable periods is due to: (i) a decrease in domestic interior visual display revenue of $2,502, (ii) a decrease in exterior sign revenue of $3,472, (iii) a decrease in service revenue of $123, (iv) an offsetting increase in slot glass revenue of $1,048 and (v) an offsetting increase in international interior visual display revenue of $487.

2. The net decrease of $2,675 between the comparable periods is primarily due to: (i) a decrease in electronics revenue of $677, (ii) a decrease slot machine sales revenue of $2,010, and (iii) increases in domestic and international systems revenue of $373 and $346, respectively. The decrease in electronics revenue is due to lower sales volume to OEM's (Original Equipment Manufacturer) and lower sales levels for surveillance and security equipment. The decrease in slot machine sales revenue is due to lower sales of our MiniBertha(TM) slot machine game. Increases in systems revenue are due primarily to increased sales of our CasinoLink(TM) system in international markets and the introduction of our TableLink(TM) system in the United States.

3. The increase of $15,089 between the comparable periods is due to: (i) an increase in leased or participation based slot machine revenue of $1,637,
     (ii) an increase in table game lease revenue of $10,283, and (iii) an increase in table game patent licensing revenue and other licensing revenue of $3,169. The increase in leased or participation based slot machine revenue resulted primarily from the full year impact of the number of MoneyTime(TM) slot machines in place at the end of 1998. The increase in table game revenue is the direct result of full year impact of the Company's acquisitions of PGI and P&S Leasing on September 2, 1998 ("PGI Acquisitions") on the current year results. The increase in table game patent licensing and other licensing revenue is primarily due to the recent litigation settlement with Shuffle Master.

GROSS PROFIT

                                                                                        Change
                                                                                        ------
      Business Segment                  1999                1998               Amount               %              Comment
      ----------------                  ----                ----               ------               -              -------
 Gross profit:
    Signs                               $15,610             $14,723              $   887              6.0%              1
    Gaming products                      12,571              13,992               (1,421)           -10.2%              2
    Gaming operations                    23,857              10,154               13,703            135.0%              3
                                        -------             -------              -------
    Total                               $52,038             $38,869              $13,169             33.9%
                                        =======             =======              =======

 Gross profit margin:
    Signs                                  33.7%               29.0%
    Gaming products                        37.5%               38.6%
    Gaming operations                      88.1%               84.8%

    Total                                  48.7%               39.2%

1. This increase of $887 is due to: (i) a decrease in gross profit levels in domestic interior visual displays and exterior signs of $502 and $625, respectively, (ii) an increase in decrease in gross profit levels in domestic slot glass gross profit of $687, (iii) an increase interior visual displays and exterior signs of in service gross profit of $744 and (iv) an increase in international interior visual display gross profit of $583. The decrease in domestic interior visual display gross profit and exterior sign gross profit is primarily due to the decrease in volume between the periods. The increase in slot glass gross profit is the result of increased revenues and gross margins. The gross profit margin on slot glass revenue increased from 29.7% for the year ended December 31, 1998 to 46.2% for the year ended December 31, 1999. Profit margins on service revenue increased from 14.4% for the year ended December 31, 1998 to 28.1% for the year ended December 31, 1999. Increases in international interior visual display gross profit resulted from both increases in revenue and gross margins. International interior sign margins increased from 31.3% for the year ended December 31, 1998 to 37.1% for the year ended December 31, 1999.

2. This decrease of $1,421 is primarily due to: (i) a decrease in slot sales gross profit of $928, (ii) a decrease in domestic electronics gross profit of $1,153, (iii) an increase in domestic systems gross profit of $845 and
    (iv) a decrease in international systems gross profit of $387. The decrease in slot sales gross profit is the result of lower sales volume during the current period as well as a lower gross profit rate. The gross profit rate on slot sales decreased from 32.7% for the 12 months ended December 31, 1998 to 25.8% for the year ended December 31, 1999. The decrease in domestic electronics gross profit is also due to lower sales volume combined with a decreased gross profit rate. Domestic electronic gross profit margins decreased from 51.2% for the 12 months ended December 31, 1998 to 48.7% for the year ended December 31, 1999. The increase in domestic and international systems gross profit is predominantly due to the increased sales volume during the most recent 12 month period.

3. This increase of $13,703 is due to: (i) an increase in leased or participation based slot machine gross profit of $1,322, (ii) an increase in table games gross profit of $9,212 and (iii) an increase in table game patent licensing and other licensing gross profit of $3,169. The increase in leased or participation based slot machine gross profit is predominantly due to the increased number of MoneyTime(TM) slot machine games in place during the year ended December 31, 1999. The increase in table games profit is due to the full year impact of the "PGI Acquisitions" of September 2, 1998 on the current year. The increase in table game patent licensing gross profit resulted from the recent litigation settlement with Shuffle Master. See Note 13 - Deferred License Fees of the Notes to Consolidated Financial Statements for a discussion of the Shuffle Master settlement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the year ended December 31, 1999, increased by 7% or $2,668, from $38,837 for the year ended December 31, 1998, to $41,505 for the year ended December 31, 1999. The significant factors causing this increase were as follows:

    Selling and marketing expenses for the year ended December 31, 1999, decreased by 1% or $184, from $14,672 for the year ended December 31, 1998, to $14,488 for the year ended December 31, 1999.

    General and administrative expenses for the year ended December 31, 1999 increased by 2% or $215, from $11,901 for the year ended December 31, 1998 to $12,116 for the year ended December 31, 1999.

    Research and development expenses for the year ended December 31, 1999, increased by 9% or $475, from $5,538 for the year ended December 31, 1998, to $6,013 for the year ended December 31, 1999. This increase is due to increased expenses for the development of new games and increased expenses related to the further development of our TableLink(TM) product line.

    For the year ended December 31, 1999, we capitalized certain costs related to software development of new products that have achieved technological feasibility. Capitalized software development costs recorded during the year ended December 31, 1999 increased by 8% or $37, from $437 for the year ended December 31, 1998, to $474 for the year ended December 31, 1999. For the year ended December 31, 1999 we recognized amortization expense related to these costs of $220. At December 31, 1999, the net book value of capitalized software development costs totaled $1,307.

  Depreciation expense for the year ended December 31, 1999, increased by 28% or $1,137, from

$4,091 for the year ended December 31, 1998, to $5,228 for the year ended December 31, 1999. This increase is the result of increased depreciation associated with our capitalized recurring revenue games and increased depreciation related to the "PGI Acquisitions".

  Amortization expense for the year ended December 31, 1999, increased by 39% or $1,025, from $2,635 for the year ended December 31, 1998, to $3,660 for the year ended December 31, 1999. This increase is primarily due to increased goodwill amortization related to the "PGI Acquisitions" as well as increased depreciation from the increased number of slot machines and table games on lease or participation agreement.

INTEREST EXPENSE

  Interest expense for the year ended December 31, 1999, increased by 73% or $3,735, from $5,115 for the year ended December 31, 1998, to $8,850 for the year ended December 31, 1999. This increase is predominantly due to the full year effect of the increased debt associated with our debt refinancing and "PGI Acquisitions" of September 2, 1998. The average interest rate on the average amount of all outstanding debt for the year ended December 31, 1999 was 9.2% as compared to 9.5% for the year ended December 31, 1998.

WRITE-OFF OF ASSETS AND OTHER

  Write-off of assets and other for the year ended December 31, 1999 decreased by 70% or $3,141, from $4,493 for the year ended December 31, 1998 to $1,352 for the year ended December 31, 1999. During the fourth quarter of 1999, pursuant to SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets, to more
               --------------------------------------------------
accurately reflect the value of the P&M Coin slot machine product line, we recorded a write-off of assets of $1,352. These charges included write-offs of both the investment in the product line as well as prepaid royalties associated with the product line.

OTHER INCOME AND EXPENSE

  For the year ended December 31, 1999, the net of other income and expense excluding interest income was a net other income increase of $4,986, from a net expense of $299 for the year ended December 31, 1998 to a net other income of $4,687 for the year ended December 31, 1999. This net increase is due primarily to the sale of a 50% interest in Mikohn Australasia to TAB Ltd. in November 1999. (See Note 1 - Organization of the Notes to Consolidated Financial Statements).

  Interest income for the year ended December 31, 1999, decreased by 11% or $46, from $411 for the year ended December 31, 1998, to $365 for the year ended December 31, 1999. This increase is due to lower levels of contract receivables held during 1999 as compared to 1998.

INCOME TAXES

  Income taxes from continuing operations for the year ended December 31, 1999, increased as compared to the year ended December 31, 1998, from a tax benefit of $3,190 for the year ended December 31, 1998 to a tax provision of $1,635 for the year ended December 31, 1999. This increase is primarily due to the tax benefits associated with the non-recurring charges taken during 1998 as well as the pre-tax operating loss we experienced during the 1998 annual period, neither of which occurred during the year ended December 31, 1999. The effective tax rate for the year ended December 31, 1999, was 30.4% as compared to 33.8% for the year ended December 31, 1998.

EARNINGS (LOSS) PER SHARE

  Both basic and diluted earnings per share for the year ended December 31, 1999, were $0.35 on basic and diluted weighted average common shares outstanding of 10,720 and 10,784, respectively. For the year ended December 31, 1998, basic and diluted (losses) per share were $(0.76) on basic and diluted weighted average common shares outstanding of 10,527 and 10,527, respectively.


RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

SALES

                                                                                          Change
                                                                                          ------
       Business Segment                   1998                1997               Amount                %               Comment
       ----------------                   ----                ----               ------                -               -------
 Revenues:
    Signs                                 $50,840             $57,478             $(6,638)             -11.5%              1
    Gaming products                        36,216              35,621                 595                1.7%              2
    Gaming operations                      11,976               5,449               6,527              119.8%              3
                                         --------             -------             -------

                                          $99,032             $98,548             $   484                0.5%
                                         ========             =======             =======
 Percentage of total revenues:
    Signs                                    51.3%               58.3%
    Gaming products                          36.6%               36.2%
    Gaming operations                        12.1%                5.5%
                                         --------             -------

                                            100.0%              100.0%
                                         ========             =======

1. This decrease is due primarily to: (i) reduced domestic sign sales of $5,478 as a result of fewer major casino openings and significant refurbishment projects as compared to 1997, (ii) reduced international sign sales of $2,628 as a result of regulatory and market conditions in Australia and
    (iii) increased exterior sign sales of $1,950.

2. This increase is related to increased sales of slot management systems which were partially offset by lower Mini-Bertha(TM) sales.

3. This increase is due to: (i) the inclusion of four months results of PGI and P&S Leasing following their acquisition by the Company and (ii) the roll-out of the Company's MoneyTime(TM) slot bonusing system.

GROSS PROFIT

                                                                                        Change
                                                                                        ------
      Business Segment                  1998                1997               Amount               %              Comment
      ----------------                  ----                ----               ------               -              -------
 Gross profit:
    Signs                               $14,723             $17,741             $(3,018)            -17.0%              1
    Gaming products                      13,992              15,129              (1,137)             -7.5%              2
    Gaming operations                    10,154               4,478               5,676             126.8%              3
                                        -------             -------             -------

    Total                               $38,869             $37,348             $ 1,521               4.1%
                                        =======             =======             =======

 Gross profit margin:
    Signs                                  29.0%               30.9%
    Gaming products                        38.6%               42.5%
    Gaming operations                      84.8%               82.2%

    Total                                  39.2%               37.9%

1. This decrease is due to lower interior sign sales volume and lower margins on several large casino projects during 1998.

2. This decrease is due to (i) lower gross profit from the Company's surveillance and security division, (ii) decreased sales and related profits for the Company's slot machines and (iv) increased inventory reserves. Offsetting what would have been a larger unfavorable variance were increased sales of the Company's system products.

3. This increase is due to the higher gross margins associated with increased sales volume from the Company's MoneyTime(TM) system and the inclusion of four months of results of PGI and P&S Leasing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses for the year ended December 31, 1998, increased by 25% or $7,764, from $31,073 for the year ended December 31, 1997, to $38,837 for the year ended December 31, 1998. The significant factors causing this increase were as follows:

  Selling, product development and marketing expenses for the year ended December 31, 1998, increased by 17% or $2,107, from $12,565 for the year ended December 31, 1997, to $14,672 for the year ended December 31, 1998. Individually, these departmental expenses increased by $368, $1,138 and $601, respectively. These increases were due primarily to (i) increased marketing expenses associated with the roll-out of the Company's MoneyTime(TM) system and
(ii) the full expansion of the product development and management unit within the Company to bring new products to market on a more timely basis.

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

  Research and development expenses for the year ended December 31, 1998, increased by 44% or $1,682, from $3,856 for the year ended December 31, 1997, to $5,538 for the year ended December 31, 1998. This increase reflects (i) increased expenses for the development of new games and (ii) increased expenses related to the further development of the Company's CasinoLink(TM) product line.

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

EXTRAORDINARY ITEM

  For the year ended December 31, 1998 the Company recorded an extraordinary loss on the early extinguishment of debt in the amount of $2,662. The associated tax benefit of $910 was offset to arrive at the net extraordinary loss of $1,752. These charges were related to the debt refinancing in September 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

  For the year ended December 31, 1999, we earned net income of $3,748. Net cash provided by operating activities for the period was $7,148. The principal balance sheet items impacting the cash provided by operating activities were:
(i) an increase in inventory of $4,530, (ii) an increase in prepaid expenses and other assets of $1,885, (iii) an decrease in customer deposits of $934 and (iv) a decrease in accrued and other current liabilities of $1,498. The principal balance sheet items providing cash were: (i) a decrease in trade accounts receivable of $1,437 and (ii) an increase in trade accounts payable of $3,599. Although the principal causes of the these changes result from normal operating activities, changes in assets and liabilities were also impacted during 1999 by the divestiture of a 50% interest in our Mikohn Australasia subsidiary.

  Net cash used in investing activities totaled to $10,210 for the year ended December 31, 1999 and consists primarily of: (i) purchases of property, plant and equipment of $3,170, which includes the purchase of the Mikohn Lighting and Sign manufacturing facility, Year 2000 computer and software purchases, and maintenance capital expenditures, (ii) gaming equipment leased to customers of $5,804, which represents the roll out of the Yahtzee(R) slot machine game and various table games and (iii) an increase in intangibles of $2,119.

  Net cash used in financing activities totaled $622 for the year ended December 31, 1999 and consists primarily of: (i) the net activity of our revolver loan and (ii) the refinancing of the debt incurred in acquiring the Mikohn Lighting and Sign production facility.

  Cash balances at December 31, 1999 were $48, down from $3,732 for the year ended December 31, 1998. We expect that cash provided by operating activities, as well as our ability to increase the revolver loan by an additional $5,000 and our ability to obtain other financing allowed under the Amended and Restated Credit Agreement will be sufficient to meet our cash requirements for the near future.

  On September 2, 1998, the Company completed the closing of an Amended and Restated Credit Agreement. This package was funded by First Source Financial LLP and a consortium of lenders and consisted of a $13,500 fixed rate term loan; a $67,500 variable rate term loan; and a $5,000 variable rate revolving line of credit. The proceeds of this placement were used to acquire the stock of PGI and P&S Leasing as well as to provide additional working capital. First Source Financial LLP is acting as the lenders' agent for this transaction. The term loans will begin maturing in April 2002, with equal 16.7% principal repayments due every six months until complete maturity on October 24, 2004. As of the date of this filing, the Company has borrowed $4,700 of the funds available under the revolving line of credit and has $300 available under this line. For a full description of the new credit facility, see Note 12 - Long-Term Debt and Note 21
- Subsequent Events to the Notes to Consolidated Financial Statements.

YEAR 2000

  The approach of the year 2000 posed potential problems for businesses utilizing computers or embedded technology (such as micro controllers) in their operations. Many computer programs and systems operating machinery and equipment are date sensitive and only recognized the last two digits of the year and thus might only recognize the year 2000 as the year 1900 or not at all. This problem is commonly described as the "Year 2000 Issue" or Y2K and it had the potential to produce errors in information and system failures. Assessments of the potential cost and effect of the Year 2000 Issue varied significantly among businesses. Recognizing this uncertainty, management made a comprehensive assessment of the Company's exposure to the Year 2000 Issue and what was required to ensure that the Company was Year 2000 compliant.

  The Company incurred no major interruptions in either the products and services provided to its customers nor in its software applications, embedded software or hardware utilized in operations and financial statements as related to Y2K.

  The Company incurred total costs to achieve Year 2000 compliance on its internal software and systems of $289 of which $245 was capitalized as part of the Company's internally used software upgrade program, the remaining $44 was expensed.

  The Company incurred $1,340 in costs for efforts associated with achieving compliance with the products that it manufactures, markets, distributes or otherwise sells to its customers. Of this, $1,270 was capitalized in accordance with the Company's capitalization of costs related to the Company's Caribbean Stud(R) product line. The costs associated with the Year 2000 Issue upgrade of the Company's Caribbean Stud(R) product line will be charged back to the previous owner under the terms and conditions of the Stock Purchase Agreement between Mikohn and PGI and as such, were charged to goodwill in August 1999. The remaining $147 of costs are related to the Company's CasinoLink(TM) product line and were expensed as incurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 2000, which for the Company will be the year beginning on January 1, 2001. Although the Company does not believe SFAS 133 will have a material impact on its consolidated financial statements, because of the complexity of SFAS 133, the ultimate impact of its adoption has not yet been determined.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk


MARKET RISK

Foreign Currency Risk

  There are two types of foreign currency exchange risks that a firm may be subject to: transaction and translation gains or losses. Foreign currency transaction gains or losses are distinguished from translation gain or losses as follows: Translation adjustments do not involve the movement of cash. They are accounting conversion calculations of an existing non-functional currency to a functional currency. Transaction gain or losses, however, are based on an actual transaction that requires formal payment at a future point in time.

  The Company is subject to foreign currency exchange risk relating to the translation of the Company's foreign subsidiaries' asset, liability, income and expense accounts. The Company's foreign subsidiaries use the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the rate of exchange at the end of the period. The income and expense accounts are translated using the average rate of exchange during the period. Due to the long-term nature of the Company's investment in its foreign operations, 80% of the Company's translation adjustments are reflected as a separate component of stockholders' equity, the remaining amount is recognized in the Company's Consolidated Statement of Operations. Although the Company does not regularly incur, nor are the amounts material, gains or losses of specific foreign currency transactions would be reflected in the Company's Consolidated Statement of Operations. The Company has established a foreign currency translation hedging program that will use either forward or option contracts to hedge the Company's risk of translation adjustments when it is deemed appropriate. At the year ended December 31, 1999, the Company did not have any forwards, options or other derivative contracts in force. The Company does not consider its existing foreign currency translation exposure to be material. Management estimates that unfavorable changes of 10% in the foreign currency exchange rates between the U.S. dollar and the Dutch guilder, as well as the U.S dollar and the Australian dollar, would adversely impact the Company's stockholders' equity account by $225 and the Company's pre-tax income by $56.

Interest Rate Risk

  The Company has exposure to the fluctuation of market interest rates on portions of its long term debt. The Company has $67,500 of long term debt (see
Note 12 - Long-Term Debt of the Notes to Consolidated Financial Statements) that bears interest at either the prime rate plus 225 basis points or LIBOR plus 325 basis points per annum. In addition, the Company has $1,400 of revolving debt (see Note 12 - Long-Term Debt of the Notes to Consolidated Financial Statements) that bears interest at either prime plus 175 basis points or LIBOR plus 275 basis points per annum. The Company periodically reviews its interest rate exposure on its long-term debt and, as market conditions warrant, the Company may enter into interest rate cap or swap agreements in order to manage this exposure. As of the year ended December 31, 1999, the Company did not have any agreements in force and does not consider its existing interest rate exposure to be material. Management estimates that a 10% increase in interest rates, specifically the prime rate and the LIBOR rate, would unfavorably impact the Company's pre-tax income by $645.

Item 8.  Consolidated Financial Statements and Supplementary Data


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1999, 1998 and 1997


Independent Auditors' Report........................................................................................  40
Consolidated Balance Sheets as of December 31, 1999 and 1998........................................................  41
Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997..........................  42
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 1999, 1998 and 1997.........  43
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.....  44
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997..........................  45
Notes to Consolidated Financial Statements..........................................................................  47
Quarterly Results of Operations (Unaudited).........................................................................  71

  All other schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                         INDEPENDENT AUDITORS' REPORT


Mikohn Gaming Corporation:

  We have audited the accompanying consolidated balance sheets of Mikohn Gaming Corporation and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income
(loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


Las Vegas, Nevada
February 26, 2000 (March 2, 2000 as to the first paragraph of Note 21;
April 7, 2000 as to the
second paragraph of Note 21)

                                                         MIKOHN GAMING CORPORATION
                                                        CONSOLIDATED BALANCE SHEETS
                                                     as of December 31, 1999 and 1998


(Amounts in thousands except per share amounts)
                                                                                 1999                            1998
                             ASSETS                                              ----                            ----
                             ------


Current assets:
   Cash and cash equivalents                                                   $     48                        $  3,732
   Accounts receivable, net                                                      30,447                          28,641
   Notes receivable-related parties - current                                     2,144
   Installment sales receivable - current                                         1,030                           1,387
   Inventories, net                                                              26,793                          25,251
   Prepaid expenses                                                               4,582                           4,611
   Assets held for sale                                                             781
   Deferred tax asset - current                                                   1,420                             884
                                                                               --------                        --------
      Total current assets                                                       67,245                          64,506

Notes receivable-related parties - non-current                                      150                             142
Installment sales receivable - non-current                                          865                             860
Property and equipment, net                                                      25,385                          22,625
Intangible assets                                                                16,810                          13,651
Goodwill                                                                         40,208                          39,916
Other assets                                                                      8,423                           8,453
Deferred tax asset - non-current                                                  2,914                           3,079
                                                                               --------                        --------

Total assets                                                                   $162,000                        $153,232
                                                                               ========                        ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
   Current portion of long-term debt and notes payable                         $  1,436                        $  2,122
   Trade accounts payable                                                        11,615                           9,098
   Customer deposits                                                              3,600                           4,675
   Accrued and other current liabilities                                          6,743                           5,729
   Deferred license fees - current                                                  451
                                                                               --------                        --------
      Total current liabilities                                                  23,845                          21,624
                                                                               --------                        --------
Long-term debt, net of current portion                                           85,417                          84,881
                                                                               --------                        --------

Deferred license fees - noncurrent                                                1,806
                                                                               --------                        --------
Commitments and contingencies (See Note 14)

Stockholders' equity:
   Preferred stock, $.10 par value, 5,000 shares authorized,
      none issued and outstanding
   Common stock, $.10 par value, 20,000 shares authorized,
      10,799 and 10,681 shares issued and outstanding                             1,080                           1,068
   Additional paid-in capital                                                    53,350                          52,983
   Notes receivable from stockholders                                            (1,251)                         (1,365)
   Foreign currency translation                                                    (597)                         (1,018)
   Accumulated deficit                                                           (1,422)                         (4,713)
                                                                               --------                        --------
       Subtotal                                                                  51,160                          46,955
                                                                               --------                        --------
   Less treasury stock, 19 shares, at cost                                         (228)                           (228)
      Total stockholders' equity                                                 50,932                          46,727
                                                                               --------                        --------
Total liabilities and stockholders' equity                                     $162,000                        $153,232
                                                                               ========                        ========

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1999, 1998, and 1997

(Amounts in thousands except per share
amounts)                                                                 1999                     1998                     1997
                                                                         ----                     ----                     ----
Sales                                                                  $106,884                  $99,032                 $98,548
Cost of sales                                                            54,846                   60,163                  61,200
                                                                       --------                  -------                 -------
   Gross profit                                                          52,038                   38,869                  37,348

Selling, general and administrative expenses                             41,505                   38,837                  31,073
Write-off of assets and other                                             1,352                    4,493
                                                                       --------                  -------                 -------
   Operating income (loss)                                                9,181                   (4,461)                  6,275

Interest expense                                                         (8,850)                  (5,115)                 (2,555)
Other income and (expense)                                                 5,052                      112                      11
                                                                       --------                  -------                 -------

  Income (loss) before income tax (provision)
    benefit                                                               5,383                   (9,464)                  3,731

Income tax (provision) benefit                                           (1,635)                   3,190                  (1,357)
                                                                       --------                  -------                 -------

  Income (loss) from continuing operations
    before extraordinary item                                             3,748                   (6,274)                  2,374
                                                                       --------                  -------                 -------

Extraordinary item:
  Loss on early extinguishment of debt                                                            (2,662)
  Tax benefit                                                                                        910
                                                                       --------                  -------                 -------
    Extraordinary loss                                                                            (1,752)
                                                                       --------                  -------                 -------


Net income (loss)                                                      $  3,748                  $(8,026)                $ 2,374
                                                                       ========                  =======                 =======


Weighted average common shares:
  Basic                                                                  10,720                   10,527                   9,952
                                                                       ========                  =======                 =======
  Diluted                                                                10,784                   10,527                  10,057
                                                                       ========                  =======                 =======

Earnings per share information:
  Basic:
    Income (loss) from continuing operations
      before extraordinary item                                        $   0.35                   $(0.60)                $  0.24
    Extraordinary loss                                                                             (0.16)
                                                                       --------                  -------                 -------
      Basic                                                            $   0.35                   $(0.76)                $  0.24
                                                                       ========                  =======                 =======

  Diluted:
    Income (loss) from continuing operations
      before extraordinary item                                        $   0.35                   $(0.60)                $  0.24
    Extraordinary loss                                                                             (0.16)
                                                                       --------                  -------                 -------
      Diluted                                                          $   0.35                   $(0.76)                $  0.24
                                                                       ========                  =======                 =======

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
             For the Years Ended December 31, 1999, 1998, and 1997

(Amounts in thousands)
                                                             1999                     1998                      1997
                                                             ----                     ----                      ----
Net income (loss)                                           $3,748                  $(8,026)                   $2,374

Comprehensive loss -
   Foreign currency translations                               (36)                    (192)                     (656)
                                                            ------                  -------                    ------

Total comprehensive income (loss)                           $3,712                  $(8,218)                   $1,718
                                                            ======                  =======                    ======


See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 1999, 1998, and 1997



(Amounts in thousands)                                                                       Notes
                                                 Common Stock           Additional        Receivable
                                             ---------------------        Paid-in            from
                                             Shares        Amount         Capital        Stockholders
                                             -------      --------      -----------      -------------

Balance, January 1, 1997                      9,894        $  990          $48,436            $
Issuance of treasury stock                        6
Issuance of common stock                        344            34            1,927             (1,453)
Stock options exercised                          12             1               54
IRC Section 422 disqualifying
   disposition on stock options
   exercised                                                                   133
Employee stock purchase plan                     29             3              186
Treasury stock reacquired                       (20)
Net income
Translation adjustments
                                          ---------        ------          -------            -------

Balance, December 31, 1997                   10,265         1,028           50,736             (1,453)
Issuance of common stock                        172            17            1,263
Stock options exercised                         176            18              734
Employee stock purchase plan                     69             7              362
Cancellation of common stock                    (20)           (2)            (112)                88
Net loss
Translation adjustments
                                          ---------        ------          -------            -------

Balance, December 31, 1998                   10,662         1,068           52,983             (1,365)
Stock options exercised                          27             3              103
Employee stock purchase plan                    111            11              376
Cancellation of common stock                    (20)           (2)            (112)               114
Net income
Translation adjustments
Disposition of cost basis
  subsidiary to 50% equity basis
  owned affiliate
                                          ---------        ------          -------            -------

Balance, December 31, 1999                   10,780        $1,080          $53,350            $(1,251)
                                          =========        ======          =======            =======



(Amounts in thousands)                                                    Foreign
                                                                          Currency
                                        Accumulated       Treasury       Translation
                                          Deficit           Stock        Adjustment         Total
                                        ------------      ---------      -----------      ---------

Balance, January 1, 1997                     $   939          $ (51)         $  (170)       $50,144
Issuance of treasury stock                                       26                              26
Issuance of common stock                                                                        508
Stock options exercised                                          (3)                             52
IRC Section 422 disqualifying
   disposition on stock options
   exercised                                                                                    133
Employee stock purchase plan                                                                    189
Treasury stock reacquired                                      (200)                           (200)
Net income                                     2,374                                          2,374
Translation adjustments                                                         (656)          (656)
                                             -------          -----          -------        -------

Balance, December 31, 1997                     3,313           (228)            (826)        52,570
Issuance of common stock                                                                      1,280
Stock options exercised                                                                         752
Employee stock purchase plan                                                                    369
Cancellation of common stock                                                                    (26)
Net loss                                      (8,026)                                        (8,026)
Translation adjustments                                                         (192)          (192)
                                             -------          -----          -------        -------

Balance, December 31, 1998                    (4,713)          (228)          (1,018)        46,727
Stock options exercised                                                                         106
Employee stock purchase plan                                                                    387
Cancellation of common stock
Net income                                      3,748                                          3,748
Translation adjustments                                                          (36)           (36)
Disposition of cost basis
  subsidiary to 50% equity basis
  owned affiliate                               (457)                            457
                                             -------          -----          -------        -------

Balance, December 31, 1999                   $(1,422)         $(228)         $  (597)       $50,932
                                             =======          =====          =======        =======

See notes to consolidated financial statements

                                           MIKOHN GAMING CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Years Ended December 31, 1999, 1998 and 1997

(Amounts in thousands)                                                              1999           1998           1997
                                                                                  ---------      ---------      ---------
 Cash flows from operating activities:
    Net income (loss)                                                             $  3,748       $ (8,026)      $  2,374
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Depreciation                                                                  5,228          4,091          2,784
       Amortization                                                                  3,660          2,635          1,530
       Write-off of assets                                                           1,352          3,022
       Provision for bad debts                                                         522            392           (608)
       Reserve for obsolete inventory                                                  836            304            200
       Change in exchange rate variance                                                (36)          (192)          (656)
       Extraordinary loss, net of tax                                                               1,752
       Gain on sale of subsidiary                                                   (4,332)
    Changes in assets and liabilities:
       Accounts receivable                                                           1,437         (6,591)         3,717
       Installment sales receivable                                                    352           (186)          (682)
       Inventories                                                                  (4,530)          (211)        (2,532)
       Prepaid expenses and other assets                                            (1,885)        (5,538)        (3,032)
       Trade accounts payable                                                        3,599          2,226           (482)
       Accrued and other current liabilities                                        (1,498)           410            547
       Customer deposits                                                              (934)         1,171         (3,062)
       Deferred licenses payable
       Deferred taxes                                                                 (371)        (3,651)           700
                                                                                ----------     ----------     ----------

 Net cash provided by (used in) operating activities                                 7,148         (8,392)           798
                                                                                ----------     ----------     ----------

 Cash flows from investing activities:
    Purchase of business operations                                                               (39,147)
    Purchase of property and equipment                                              (3,170)        (5,166)        (1,000)
    Gaming equipment leased to others                                               (5,804)        (5,630)        (1,919)
    Proceeds from sales of property and equipment                                      897             35             27
    Proceeds from note receivable, sale of subsidiary                                  471
    Cash retained by former subsidiary upon sale                                      (485)
    Increase in intangible assets                                                   (2,119)        (2,016)        (2,890)
                                                                                ----------     ----------     ----------

 Net cash used in investing activities                                             (10,210)       (51,924)        (5,782)
                                                                                ----------     ----------     ----------

 Cash flows from financing activities:
    Proceeds from long-term debt and notes payable                                   6,072         57,050         31,100
    Principal payments on notes payable and long-term debt                          (7,187)          (273)       (23,593)
    Proceeds from sale of common stock                                                 493          2,375            778
    Purchases of treasury stock                                                                                     (203)
                                                                                ----------     ----------     ----------

 Net cash provided by (used in) financing activities                                  (622)        59,152          8,082
                                                                                ----------     ----------     ----------

 Increase (decrease) in cash and cash equivalents                                   (3,684)        (1,164)         3,098

 Cash and cash equivalents, beginning of period                                      3,732          4,896          1,798
                                                                                ----------     ----------     ----------

 Cash and cash equivalents, end of period                                         $     48       $  3,732       $  4,896
                                                                                ==========     ==========     ==========

Continued

                                         MIKOHN GAMING CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           For the Years Ended December 31, 1999, 1998 and 1997

                                                                          1999         1998         1997
                                                                         -------      -------      -------
Supplemental disclosure of cash flows information:
   Cash paid (received) during the year for:
      Interest                                                            $8,832       $4,959       $2,452
                                                                          ======       ======       ======
      State and federal taxes                                             $  161       $  218       $  922
                                                                          ======       ======       ======

Supplemental schedule of non-cash investing
   and financing activities:
   Issuance of stock in exchange for assets                                                         $  392
                                                                          ======       ======       ======
   IRC Section 422 disqualifying disposition on
      stock options exercised                                                                       $  133
                                                                          ======       ======       ======
   Issuance of stock in exchange for intellectual
      technology                                                                       $1,000
                                                                          ======       ======       ======
   Acquisition of Progressive Games, Inc. (PGI):
      Assets acquired                                                                  $6,013
                                                                          ======       ======       ======
      Liabilities assumed                                                              $3,149
                                                                          ======       ======       ======
   Acquisition of P&S Leasing:
      Assets acquired                                                                  $   28
                                                                          ======       ======       ======
   Goodwill accrual for PGI and P&S Leasing                               $2,627
                                                                          ======       ======       ======
   Reclassify property held for sale                                      $  781
                                                                          ======       ======       ======
   Australian foreign currency translation                                $  457
                                                                          ======       ======       ======
   Property and equipment acquired through capital lease                  $1,060
                                                                          ======       ======       ======
   Deferred license fees                                                  $2,257
                                                                          ======       ======       ======
   Cancellation of note receivable from stockholder                       $  114
                                                                          ======       ======       ======

   Net investment in subsidiary converted to note receivable
      upon sale                                                           $  557
                                                                          ======       ======       ======


See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                  Notes to Consolidated Financial Statements


Note: All amounts (dollars and numbers) reported in the Notes to Consolidated Financial Statements are rounded to the nearest thousand unless otherwise specified.


1.  ORGANIZATION

    In this report, you will see your company referred to as "Mikohn," "Company" and often simply as "we" or "our". These terms are used interchangeably, and unless otherwise noted, they include domestic and foreign subsidiaries, whether wholly or partially owned. The Company was formed in 1986 to develop, manufacture and distribute technologically advanced progressive jackpot systems for use with gaming machines. In 1993 the Company consummated an initial public offering of 3,450 shares of its Common Stock at $15.00 per share (the "Offering") which represented approximately 35.4% of the Company's outstanding Common Stock after giving effect to the 1993 acquisitions described below. Net proceeds to the Company after underwriting discounts and commissions and other offering costs were $46,666. Stockholders of Mikohn prior to the initial public offering owned a total of 3,125 shares of Common Stock.

    At the close of business on November 28, 1993, the Company merged with Casino Signs North, Inc. (and its affiliate A&D Sign Manufacturing, Inc.) and Peterson Sign Art, Inc. (the "Merger"). The stockholders of Casino Signs North, Inc. and Peterson Sign Art, Inc. each received 1,562.5 shares of Common Stock, or a combined total of 3,125 shares. Such acquisitions through merger were accounted for by the purchase method and valued at historical cost. In connection with the Merger, the stockholders of Mikohn, Casino Signs North, Inc. and Peterson Sign Art, Inc. received distributions $4.9 million of previously taxed undistributed income through the date of the Merger in connection with the termination of the Subchapter S corporation status of those companies.

    Concurrently with the closing of the Merger, the Company purchased the principal operating assets of Casino Signs, Inc. and its affiliate, Casino Products (collectively "Casino Signs") for approximately $13.4 million, and Current Technology Systems, Inc. for approximately $4.2 million. In each case the consideration paid included ten-year worldwide covenants not to compete from the companies and their principals.

    In April 1994, the Company acquired Casino Signs Pty Limited and its affiliate, Club Casino Products Pty Limited, companies based in Sydney, Australia, through the issuance of 42 shares of the Company's Common Stock. The acquisition was accounted for by the purchase method.

    In September 1994, the Company merged with Trans Sierra Communications, Inc. ("Trans Sierra"), a producer of high performance surveillance, security and communications systems, through the issuance of 251 shares of the Company's treasury stock which had been purchased by the Company at a cost of approximately $3,198. The acquisition of Trans Sierra was accounted for by the purchase method. In 1995, 20 shares of the Company's Common Stock issued in connection with the merger with Trans Sierra were returned to the Company as a result of Trans Sierra's operations not achieving targeted sales levels for the year then ended. Such shares were recorded as treasury stock at a cost of $201 and were canceled.

    In November 1994, Casino Excitement, Inc. ("CEI"), a wholly owned subsidiary of the Company, completed the first step of a plan to acquire the business operations of a group of companies from

John Renton Young (the "JRY Companies") by acquiring the net assets of the JRY Companies in consideration for the conditional obligation to issue up to 217 shares of the Company's Common Stock (see below) and the assumption of certain liabilities, including a $500 loan made to the JRY Companies by the Company prior to November 15, 1994. The liabilities assumed by CEI in this transaction, net of a deposit in the amount of approximately $781 towards the purchase of certain real property owned by an affiliate of the JRY Companies, exceeded the book value of the assets acquired by approximately $129. In addition, the Company agreed to pay John Renton Young $500 for his ten-year covenant not to compete.

    John Renton Young died in September 1997 and was succeeded by the John Renton Young Trust (the "Trust"). In December 1998, the Company entered into a settlement agreement with the Trust consummating the acquisition of the JRY Companies. The Company paid the Trust $1,916 and in return acquired JRY Companies and certain real property in Clark County valued at $2,450.

    In January 1995, the Company paid $2.0 million for the purchase of certain inventory and intangible assets from Michael Wichinsky doing business as Games of Nevada. With exceptions that are immaterial, the assets included all rights to all games developed by Games of Nevada, including certain patent and trademark rights to a number of coin operated specialty games.

    Also in 1995 the Company consummated the purchase of a slot machine route, including specialty "Flip-It(TM)" games and other inventory from Mr. Wichinsky. In return for these assets, the Company paid Mr. Wichinsky $1.5 million in cash and a promissory note, secured by gaming equipment and slot route rights, in the principal amount of $4.5 million.

    In 1997, the Company consummated the purchase of 49.7% of the stock of Mikohn South America, SA with the issuance of 5.75 shares of the Company's Common Stock held in its treasury and a participation in profits of Mikohn South America, SA net of prior year losses equal to 25% in 1997, 15% in 1998 and 10% in 1999. With this acquisition the Company became the owner of 99.7% of Mikohn South America, SA. Also in 1997, the Company entered into an exclusive licensing agreement with P&M Coin ("P&M") in which it acquired the intellectual rights to P&M's multi-game touch-screen machines which was written-off in 1999.

    In 1998, the Company acquired all of the outstanding stock of Progressive Games, Inc. ("PGI") the developer of Caribbean Stud(R), for an aggregate cash consideration of $35,847. Also acquired were the two exclusive distributors of Caribbean Stud(R) in the major markets of Mississippi and Louisiana, P&S Leasing Corporation, Inc. and P&S Leasing LLC, (collectively referred to as "P&S Leasing") for an aggregate cash consideration of $3,300. In addition to these proprietary games, the assets of PGI include equipment and other physical property used in the manufacture and distribution of these games. The excess of the purchase price over the net assets acquired for these acquisitions totaled $33,115. In 1999, additional goodwill was recorded in the amounts of $2,460 and $187 in the acquisitions of PGI and P&S Leasing, respectively. These amounts were for the Year 2000 costs (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations) and international tax withholding issues (see Note 14 - Commitments and Contingencies).

    On November 4, 1999, the Company entered into a Share Sale Agreement by which the Company sold a 50% interest in its Australian subsidiary, Mikohn Gaming Australasia Pty Limited ("MGA"), to TAB Limited ("TAB") for $4.9 million. Based in New South Wales, TAB is one of the largest betting organizations in the world with over 1,500 (actual) betting outlets and revenues of more than $(AUD) 600 million annually. The Australian dollar exchange rate was $0.6560 at December 31, 1999.

    Ancillary to the Share Sale Agreement, the Company entered into a Management Services Agreement with MGA which provides that the Company will continue directing the management of MGA so long as MGA operates profitably. The Company also entered into a System Acquisition and Services Agreement (the "System Agreement") with TAB which appoints the Company as the exclusive supplier of the operating system for a wide-area linked progressive jackpot system in New South Wales, Australia. TAB holds exclusive licenses from the New South Wales government to install and operate the progressive jackpot system. The hardware components of the system will be provided at cost. The software will be licensed to TAB for a recurring license fee of $(AUD) 50.00 per month per device with a minimum license fee of $(AUD) 1.5 million per year commencing July 1, 2000. The Australian dollar exchange rate was $0.6560 at December 31, 1999.

    Under the Share Sale Agreement, the Company was entitled to 100% of the income of MGA for 1999. Therefore, MGA's income statement is included in the Company's consolidated statements of operations and cash flows for 1999. In future years, MGA will be carried on the equity method. However, the MGA balance sheet has been deconsolidated as of December 31, 1999. In connection with the above sale, the Company recognized a gain of $4.3 million which is included in other income in the accompanying consolidated statements of operations.

    (See Note 21 - Subsequent Events).


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation: The consolidated financial statements include
    ----------------------------
the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances have been eliminated. As the Company disposed of a 50% interest in its Australian operation at the end of 1999, the Australian operation's income is included in the consolidated financial statements for the current year. However, the balance sheet does not include the Australian operation's activity at December 31, 1999.

    Cash and Cash Equivalents:  Investments which mature within 90 days from the
    --------------------------
date of purchase are treated as cash equivalents and are included in cash and cash equivalents.

    Fair Values of Financial Instruments:  In accordance with reporting and
    -------------------------------------
disclosure requirements of the Statement of Financial Accounting Standards ("SFAS") No. 107 - Disclosures about Fair Values of Financial Instruments, the Company calculates the fair value of financial instruments and includes this information in the Company's Notes to Consolidated Financial Statements when the fair value is different than the book value of those financial instruments.
When fair value is equal to book value, no disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved.

    Concentration of Credit Risk:  The Company sells its products and services
    ----------------------------
to distributors and gaming properties primarily in the United States, Canada, Europe, Australia and South America. The Company established a financing program under which interest bearing installment sales contracts collateralized by the equipment sold were entered into with credit worthy customers, with payment terms typically ranging over periods of 12 to 24 months. The Company performs credit evaluations of its customers, and typically requires advance deposits of approximately 50%. The Company maintains reserves for potential credit losses and the amounts of such losses have not exceeded management's projections.

    Notes Receivable-Related Parties:  The Company classifies certain
    --------------------------------
receivables from officers and non-consolidated subsidiaries as notes receivable -related parties. In October 1997, the Board authorized a loan in the amount of $122.5 to the chairman of the Company at an interest rate of 6.37% secured by 20 shares of the Company's Common Stock which is due to mature on October 20, 2002. In addition, on December 31, 1999, due to the 50% divestiture of the Australian operation, the Company's intercompany balance with Mikohn Australasia was converted to a note receivable with an interest rate of 9.5%.

    Notes Receivable from Stockholders:  In October 1997, the Board adopted
    -----------------------------------
resolutions (i) allowing each director and senior officer to purchase up to 20 shares of authorized but unissued restricted Common Stock from the Company at the closing price of $5.687 on October 30, 1997 and (ii) authorizing each such person to borrow the price of the shares purchased from the Company. Each purchaser gave the Company a promissory note for a principal amount equal to the purchase price, maturing October 20, 2002 (or at termination of employment by the Company, whichever first occurs), bearing interest at the rate of 6.37% per annum payable annually in arrears on each anniversary date, and secured by a pledge of the shares so purchased. All of the Company's directors except Mr. Campbell and all of its senior officers except Mr. Thompson are participating in the program. Each participating director and officer has borrowed $113.7, representing the aggregate purchase price of 20 shares of Common Stock at $5.687 per share.

    Inventories:  Inventories are stated at the lower of cost (determined using
    ------------
the first-in, first-out method) or market.

    Assets Held for Sale:  During 1999, the Company closed its manufacturing
    ---------------------
facility in Rapid City, South Dakota. The cost of the land and unamortized cost of the building and building improvements was transferred from property and equipment to assets held for sale and were subsequently sold.

    Prepaid Expenses and Other Assets:  At the end of 1999, other assets
    ---------------------------------
included $2,751 of prepaid royalties related to the TableLink(TM) product line. Recoverability of the asset is dependent upon successful completion of the development of the TableLink(TM) product line and sufficient sales of the TableLink(TM) product.

    Long-Lived Assets:  Property and equipment are stated at cost and are
    ------------------
depreciated by the straight-line method over the useful lives of the assets, which range from 5 to 39 years. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Management requires long-lived assets and certain identifiable intangibles that are held and used by the Company to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and has concluded that no financial statement adjustment is required.

    Patents and Trademarks:  The Company capitalizes the cost of developing and
    -----------------------
defending patents and trademarks. These costs are amortized over the useful life of the patent or trademark.

    Intangible Assets:  Intangible assets consist of patent and trademark
    -----------------
rights, goodwill, intellectual property rights, covenants not to compete, software costs and license fees. They are recorded at cost and are amortized on a straight-line basis over periods of 5 to 40 years. At the end of 1999, intangible assets included $759 of unamortized software costs related to the TableLink(TM) product line.

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

    Research and Development:  Costs associated with the development of products
    -------------------------
are expensed when incurred. Such expenses totaled approximately $6,013, $5,538 and $3,856 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Software Development Capitalization:  The Company capitalizes costs related
    -----------------------------------
to the development of certain software products that meet the criteria under SFAS No. 86 - Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

    Income Taxes:  The Company accounts for income taxes under SFAS No. 109,
    -------------
Accounting for Income Taxes, pursuant to which the Company records deferred income taxes for temporary differences that are reported in different years for financial reporting and for income tax purposes. Such deferred tax liabilities and assets are classified into current and non-current amounts based on the classification of the related assets and liabilities.

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

    Reclassifications:  Certain amounts in the prior years' consolidated
    -----------------
financial statements have been reclassified to make them consistent with the presentation used in 1999.


3.  FAIR VALUES OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amount and estimated fair value of our financial instruments at December 31, 1999:

                                                                                Carrying                Estimated
                                                                                 Amount                    FMV
                                                                                --------                ----------
Assets:
   Cash and cash equivalents                                                      $    48                $    48
   Notes and contract receivable                                                    4,189                  4,173

Liabilities:
   Notes payable                                                                   85,297                 85,429
   Capitalized leases                                                               1,556                  1,566

    The estimated fair value of cash and cash equivalents is the same as the carrying amount. The estimated fair value of notes and contract receivables were calculated by discounting the stream of receipts using discount rates determined by management to reflect the risk, remaining maturities and current comparable market rates of similar notes receivable and contract receivables. The estimated fair value of the notes payable and capitalized leases was calculated by discounting the expected amortization principal and interest payments by the discount rates most closely approximating that which would be required to place similar notes payable and capitalized leases at the current time.


4.  ACCOUNTS RECEIVABLE

  Accounts receivable at December 31, 1999 and 1998 consist of the following:


                                                                                   1999                     1998
                                                                                   ----                     ----
Trade accounts                                                                    $26,345                  $29,057
Other                                                                               5,541                      501
                                                                                  -------                  -------
   Subtotal                                                                        31,886                   29,558
Less allowance for doubtful accounts                                               (1,439)                    (917)
                                                                                  -------                  -------

   Net                                                                            $30,447                  $28,641
                                                                                  =======                  =======

  Changes in the allowance for doubtful accounts for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                        1999                       1998                      1997
                                                  -----------------         ------------------         -----------------
Allowance for doubtful accounts -
  beginning
                                                           $  (917)                   $  (245)                    $(853)
Allowance - acquired companies                                                           (280)
Provision for bad debts                                       (538)                    (1,623)                     (108)
Write-offs                                                      16                      1,231                       716
                                                ------------------        -------------------       -------------------

Allowance for doubtful accounts - ending
                                                           $(1,439)                   $  (917)                    $(245)
                                               ===================       ====================       ===================

  (See Note 12 - Long-Term Debt)


5.  INSTALLMENT SALES RECEIVABLE

  The Company finances certain sales (see Note 19 - Concentrations of Credit
Risk). The amounts financed during 1999 and 1998 totaled approximately $449 and $2,086, respectively. At December 31, 1999 and 1998, the balance of installment sales receivable was $1,895 and $2,247, of which $1,030 and $1,387, respectively, were due within 12 months.

  (See Note 12 - Long-Term Debt)

6.  INVENTORIES

    Inventories at December 31, 1999 and 1998 consist of the following:

                                                                                      1999                      1998
                                                                                      ----                      ----
Raw materials                                                                       $14,616                   $14,703
Finished goods                                                                        6,247                     5,304
Work-in-progress                                                                      7,693                     6,171
                                                                                    -------                   -------
   Subtotal                                                                          28,556                    26,178
Less reserve for obsolete inventory                                                  (1,763)                     (927)
                                                                                    -------                   -------

   Total                                                                            $26,793                   $25,251
                                                                                    =======                   =======

  Changes in the reserve for obsolete inventory for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                            1999                       1998                      1997
                                                            ----                       ----                      ----
Reserve for obsolete inventory -                           $  (927)                   $  (623)                    $(423)
 beginning
Provision for obsolete inventory                            (1,375)                    (1,465)                     (238)
Write-offs                                                     539                      1,161                        38
                                                           -------                    -------                     -----

Reserve for obsolete inventory - ending                    $(1,763)                   $  (927)                    $(623)
                                                           =======                    =======                     =====

  (See Note 12 - Long-Term Debt)


7.  ASSETS HELD FOR SALE

    Assets held for sale at December 31, 1999 and 1998 consist of the following:


                                                                                 1999                      1998
                                                                                 ----                      ----
Land                                                                              $      62
Buildings and building improvements                                                     826
                                                                                  ---------                 ---------
   Subtotal                                                                             888
Less accumulated depreciation                                                          (107)
                                                                                  ---------                 ---------

   Total                                                                          $     781
                                                                                  =========                 =========

    During 1999, the Company closed its manufacturing facility in Rapid City, South Dakota. The cost of the land and unamortized cost of the building and building improvements was transferred from property and equipment to assets held for sale and were subsequently sold.

    (See Note 12 -  Long-Term Debt)

8.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                     1999                     1998
                                                     ----                     ----
Land                                               $  1,668                  $  1,781
Buildings and leasehold improvements                  5,110                     6,472
Machinery and equipment                               8,273                     6,851
Equipment leased to others                           18,001                    12,104
Furniture and fixtures                                7,339                     6,331
Transportation equipment                              2,120                     1,941
                                                   --------                  --------
   Subtotal                                          42,511                    35,480
Less accumulated depreciation                       (17,126)                  (12,855)
                                                   --------                  --------

   Total                                           $ 25,385                  $ 22,625
                                                   ========                  ========

  (See Note 12 - Long-Term Debt)


9.  INTANGIBLE ASSETS

    Intangible assets at December 31, 1999 and 1998 consist of the following:

                                                    1999                      1998
                                                    ----                      ----
Patent and trademark rights                        $ 11,610                   $ 8,960
Covenants not to compete                             10,684                    10,684
Proprietary property rights                           1,229                     1,229
Software costs                                        1,620                     1,146
License fees                                          2,257
                                                   --------                  --------
   Subtotal                                          27,400                    22,019
Less accumulated amortization                       (10,590)                   (8,368)
                                                   --------                  --------

   Total                                           $ 16,810                   $13,651
                                                   ========                   =======

  Patent and trademark rights in the amount of $617 were acquired from a former stockholder in 1987 and 1988. In 1989, 1995 and 1996 additional trademark and patent rights in the amount of $227, $100, and $140 respectively, were acquired from employees. In 1997, $245 was spent on patent and trademark rights development. In 1998, $1,531 was spent on patent and trademark rights development while an additional $6,100 was acquired as part of the PGI acquisition. In 1999, $2,650 was spent on patent and trademark rights development and protection.

  Covenants not to compete in the amount of $617 were acquired from a former stockholder. The covenants not to compete include ten-year covenants acquired in November 1993 from the former stockholders of Casino Signs, Inc. in the amount of $6,469 which in 1994 was increased by approximately $294 in settlement of a dispute pertaining to the valuation of certain assets included in the November 1993 acquisition. Also in 1993, covenants not to compete were acquired from the former stockholders of Current Technology Systems, Inc. for $3,705 which was subsequently written down to $2,192 in 1995. In 1994, covenants not to compete were acquired from the former stockholders of Trans Sierra for $100 and from John Renton Young for $500. In addition, covenants not to compete were acquired from employees in the amount of $226. In 1997,covenants not to compete were acquired from John Jones, Peter Mandas and Dale Frey in the amounts of $48, $143 and $95, respectively.

    In April 1994, certain proprietary intellectual property rights were acquired from employees in exchange for Common Stock valued at the fair market value of the stock of $229. In 1998, $1,000 of intellectual property rights were acquired with Harrah's Total Track system.

    In 1999, license fees in the amount of $2,257 were acquired from Shuffle Master, Inc. (Shuffle Master) as part of the Company's settlement with Shuffle Master (See Note 13 - Deferred License Fees).


10. GOODWILL

    Goodwill at December 31, 1999 and 1998 consist of the following:

                                                                                 1999                      1998
                                                                                 ----                      ----
Goodwill                                                                           $ 44,117                  $ 42,616
Less accumulated amortization                                                        (3,909)                   (2,700)
                                                                                   --------                  --------

   Total                                                                           $ 40,208                  $ 39,916
                                                                                   ========                  ========

    During 1994 goodwill was recorded in connection with the acquisition Trans Sierra in the amount of $3,104 based on the market value of the Company's Common Stock issued in the acquisition and the valuation of the net assets acquired.
On December 31, 1995, 20 shares of the Company's Common Stock issued in the acquisition of Trans Sierra were returned to the Company as a result of Trans Sierra's operations not achieving certain sales levels. Goodwill was reduced by $232. In 1998, the Company wrote-off an additional $1,500 of the surveillance and security operation's goodwill. This reduction in goodwill was based on that operation's value to the Company on a going-forward basis. The amount of the asset impairment was determined by taking the net present value of the expected future cash flows over the next 10 years and writing the asset down to that expected value.

    In 1995, goodwill was recorded in the amount of $5,485 in the acquisition of
the assets of Games of Nevada.   In 1997, goodwill was recorded in connection
with the second closing in the acquisition of the JRY Companies and in the acquisition of Mikohn South America, SA in the amounts of $1,392 and $106, respectively. (See Note 1 - Organization).

    In 1998, goodwill was recorded in the amounts of $29,892 and $3,223, as part of the acquisitions of PGI and P&S Leasing, respectively. The amount recorded as goodwill for the acquisition of PGI was subject to change as the Company had open issues, such as the Year 2000 costs and international tax withholding, with the former owner of PGI. In 1999, additional goodwill was recorded in the amounts of $2,460 and $187 with regard to the acquisitions of PGI and P&S Leasing, respectively. These amounts were for the Year 2000 costs and international tax withholding issues.

11. WRITE-OFF OF ASSETS

    During the fourth quarter of the year ended December 31, 1999, we incurred a non-recurring asset write-off of $1,352 related to our P&M Coin product line, which includes our Classic slot machine games pursuant to SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets. This write-off represents a
--------------------------------------------------
devaluation of a note receivable and prepaid royalties associated with this product line. We believe the remaining intangible asset value matches the discounted cash flow stream we expect to receive from the Classic products over the remaining life of this product line.

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

    During the third quarter of 1998 as a result part of the acquisition of PGI and P&S Leasing, the Company recorded an extraordinary loss that was associated with the early extinguishment of debt under its prior Credit Agreement (see Note 12 - Long-Term Debt). The extraordinary loss, net of tax benefits, was $1,752 and consisted of a gross extraordinary loss of $2,662 and the related tax benefit of $910.


12. LONG-TERM DEBT

    Long-term debt at December 31, 1999 and 1998 consist of the following:

                                                                             1999                       1998
                                                                             ----                       ----

Notes payable collateralized by transportation and                            $ 1,556                   $   909
 manufacturing equipment. This total consists of 15
 capital leases that bear individual interest rates
 between 7.8% to 11.0% and whose terms are scheduled to
 mature at various dates through 2005.

Note payable repaid during 1999.                                                                          1,916

Revolving loan payable to ABN-AMRO Bank N.V., equal to                            852                     1,178
the amount of 60% of eligible accounts receivable of
Mikohn's European subsidiary and guaranteed by all
accounts receivable of that subsidiary. This loan
payable is also partially secured by a corporate
guarantee by Mikohn Gaming Corporation in the amount of
$500 NLG, and by credit insurance which was required by
ABN-AMRO as a condition to making the loan. The interest
rate of 6.5% per annum is payable on a monthly basis.

Term Loans payable to First Source Financial LLP, acting                       81,000                    81,000
 as agent and participant in the Amended and Restated
 Credit Agreement dated September 2, 1998; Term Loan A, a
 variable rate loan of $67,500 with an interest rate of
 either prime plus 225 basis points or LIBOR plus 325
 basis points per annum; Term Loan B, a fixed rate loan
 of $13,500 with an interest rate of 10.25% per annum;
 secured by all the Company's personal property assets
 including furniture, equipment, fixtures, real estate,
 intangible assets and contract rights; each term loan is
 payable in equal, semi-annual installments beginning in
 April 2002.  As of December 31, 1999, the interest rate
 in effect on the $67,500 of outstanding variable rate
 term loan was 9.37%.

Revolving loan payable to First Source Financial LLP,                           1,400                     2,000
 acting as agent and participant in the Amended and
 Restated Credit Agreement dated September 2, 1998.  The
 revolving loan availability, in the amount of $5,000 is
 a variable rate loan with an interest rate of either
 prime plus 175 basis points or LIBOR plus 275 basis
 points and is secured by the inventory and accounts
 receivable of the Company. The revolving loan is payable
 by the expiration date of October 15, 2002 and can be
 extended by two years until October 15, 2004 if the
 Company meets certain requirements.  As of December 31,
 1999, the interest rate in effect on the $1,400 of
 outstanding variable rate revolving loan was 8.87%.

30 year mortgage note payable to Wells Fargo Mortgage for                       1,780
 $1,793 for the purchase of Mikohn Lighting and Sign's
 exterior sign manufacturing facility. This mortgage note
 bears an interest rate of 250 basis points above the
 U.S. Treasury rate for the period closest to the term of
 the loan.  As of December 31, 1999 the interest rate in
 effect was 8.64%.  This loan amortizes over a 30 year
 period and is due to mature on June 1, 2029.

Unsecured new project economic development loan payable                           265
 to the State of Utah.  This is a 5 year loan and bears
 an interest rate of 10% per annum payable annually on
 the last day of April of the following year for the
 preceding year. The loan requires annual principal
 repayments in the form of either cash or earned credits
 for: (i) new jobs created, (ii) products purchased from
 Utah based businesses and (iii) maintenance of a
 specific average annual salary range for Utah employees.
 The loan is due to mature on April 30, 2004
                                                                           ----------                ----------
   Total                                                                       86,853                    87,003

Less current portion                                                           (1,436)                   (2,122)
                                                                              -------                   -------

   Long-term portion                                                          $85,417                   $84,881
                                                                              =======                   =======

    On September 2, 1998, the Company completed the closing of an Amended and Restated Credit Agreement in the amount of $86,000. This facility was funded by a consortium of lenders including First Source Financial LLP, The Travelers Insurance Company, Allstate Life Insurance Company, Allstate Insurance Company, Eaton Vance Senior Debt Portfolio, Highland Capital Management LLP, Mt. Washington Investment Group, Sanwa Business Credit Corporation, and Triton Partners and consisted of a $13,500, fixed rate term loan; a $67,500, variable rate term loan; and a $5,000, variable rate, revolving line of credit. The fixed interest rate on the fixed rate term loan is 10.25%, the interest rate on variable rate term loan is either the prime rate plus 225 basis points or LIBOR plus 325 basis points, and the interest rate applicable to revolver loans is either prime plus 175 basis points or LIBOR plus 275 basis points. Security for the term loans include all of the Company's personal property assets including contract rights, furniture, fixtures, equipment, real estate, and intangible assets. In addition, the Company has pledged 60% of the stock in its foreign subsidiaries as security for the term loans. Security for loans under the revolving credit facility shall be secured by accounts receivable and inventories. As part of this credit agreement the Company has agreed to maintain certain financial ratios; to comply with certain financial covenants; not allow the incurrence of additional debt or payment of cash dividends, unless expressly allowed within the credit agreement; as well as adhere to a number of other financial restrictions. The term loans are due to begin maturing in April 2002 with equal 16.7% principal repayments due every six months until complete maturity on October 24, 2004. The revolving credit facility is due to expire on October 31, 2002, with the availability to extend the term by one year on two separate occasions if the Company meets certain requirements. In effect, this allows the extension of the revolving credit facility until October 31, 2004. In addition, the Amended and Restated Credit Agreement allows the Company to add an additional $5,000 of revolving credit. As of the date of this filing, the Company has borrowed $4,700 under the revolving line of credit and has $300 available under this line. (See Note 21 - Subsequent Events).

    On May 14, 1999, we closed a 30 year commercial mortgage in the amount of $1,793 for the purchase and financing of our Mikohn Lighting and Sign exterior sign production facility in Las Vegas, Nevada. This mortgage bears a per annum interest rate of 250 basis points over the U.S. Treasury rate for the period most closely corresponding to the loan term. The mortgage loan is secured by the deed of trust on the property and is due to mature on June 1, 2029.

    On September 17, 1999, we closed an unsecured economic development loan in the amount of $265 with the State of Utah. This loan is related to the operation of our interior sign production facility in Hurricane, Utah, which was completed in June of 1999. The note bears an interest rate of 10.0% per annum which is payable annually on the last day of April of the following year for the preceding year. The loan requires annual principal repayments in the form of either cash or earned credits. The credits are earned based on how many new jobs are created in Hurricane, Utah and the dollar value of products purchased from vendors located in the State of Utah and are reported to the State of Utah on an annual basis. These earned credits reports or cash payments are due or payable on or before the last day of April in each year from April 2000 to April 2004. In the event that we do not meet the requirements for earned credits, the principal repayment amounts would equal $27 in April 2000, $43 in April 2001, $53 in April 2002, $63 in April 2003 and the remaining outstanding balance in April 2004.

Following is the long-term debt maturity schedule:

               2000               $ 1,436
               2001                   596
               2002                27,490
               2003                27,166
               2004                28,523
               Thereafter           1,642
                                ---------

Total                             $86,853
                                =========



13.      DEFERRED LICENSE FEES

  Deferred license fees at December 31, 1999 and 1998 consist of the following:

                                         1999                      1998
                                         ----                      ----
Deferred license fees                    $2,257
                                        =======                  =======

  On December 29, 1999, the Company and Shuffle Master entered into an agreement settling a complex and long-standing series of lawsuits between PGI and Shuffle Master and dozens of casinos arising out of claims by PGI that several table games offered by Shuffle Master infringed numerous patents held by PGI (now held by the Company). Under the terms of the settlement, Shuffle Master acknowledged the validity and enforceability of the Company's patents and agreed to pay Mikohn $2.75 million to settle all outstanding patent issues with respect to Shuffle Master's Let It Ride Bonus(R), Let It Ride The Tournament(R), Bahama Bonus(TM) and Three Card Poker(TM) games. The agreement provides that all future revenue of Let It Ride Bonus(R), Let It Ride The Tournament(R), and Three Card Poker(TM) will be royalty free to Shuffle Master. The settlement also (i) granted Mikohn the exclusive rights to Bahama Bonus(TM) worldwide, except for Nevada where Shuffle Master retains exclusive rights subject to Mikohn's rights to receive certain royalties and (ii) requires Shuffle Master to pay royalties to Mikohn based on future revenues from certain new games that may be developed by Shuffle Master.

  Under separate license agreements executed in conjunction with the settlement agreement, Shuffle Master licensed certain of its intellectual property to Mikohn including rights under its coin sensing patents and multi-tiered game wagering patents. For these rights, Mikohn agreed to pay Shuffle Master future noncancellable royalties of approximately $580 per year over the next five years including interest.

Following is the schedule of principal payments:

2000                                          $  451
2001                                             451
2002                                             451
2003                                             452
2004                                             452
                                              ------

Total                                         $2,257
                                              ======

  In addition, Mikohn and Shuffle Master entered into a cross-supplier agreement covering a broad range of product lines including Mikohn's progressive table game and slot signage, controllers, electronic displays and slot glass, as well as Shuffle Master's card shuffling systems, coin sensors and other associated table game electronics. Under this agreement, Mikohn was appointed Shuffle Master's exclusive source in North America for progressive controllers and displays for table games. And Shuffle Master was appointed Mikohn's exclusive source for automatic card shuffling machines.

14. COMMITMENTS AND CONTINGENCIES

    At December 31, 1999, the Company was leasing all of its facilities with the exception of its Las Vegas, Nevada and Gulfport, Mississippi interior sign assembly facilities and the exterior sign facility in Las Vegas, Nevada. These leases expire on various dates through 2004. Following is a schedule of future minimum rental payments required under these operating leases:

2000                                         $ 3,001
2001                                           2,838
2002                                           2,639
2003                                           2,412
2004                                           1,658
Thereafter                                       923
                                             -------
Total                                        $13,471
                                             =======

    Rent expense was $2,865, $2,540 and $2,218 for the years ended December 31, 1999, 1998 and 1997, respectively.

    In consideration for its assistance in the acquisition of Trans Sierra, the Company issued to a third party warrants exercisable through October 1, 1999, to purchase up to 50 shares of Common Stock at an exercise price (subject to certain provisions protecting against dilution) of $15.00 per share. The warrants expired without exercise.

    The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations including those noted below.

    On October 2, 1997, the Company filed suit against Acres Gaming, Inc. ("Acres") in the U.S. District Court, Las Vegas, Nevada seeking a declaratory judgment that its MoneyTime(TM) system does not infringe a patent issued to Acres in August 1997 (U.S. Patent No. 5,655,961) and that the Acres patent is invalid (the "961 Action"). In the '961 Action, the Company asserts claims for relief against Acres for tortious interference with business relationships, tortious interference with prospective business relationships, and trade libel. Acres has counterclaimed for patent infringement. Two subsequently filed actions in the same court involving two subsequently issued patents (U.S. Patent Nos. 5,741,183 and 5,752,882), one filed by the Company against Acres and one filed by Acres against the Company, Casino Data Systems ("CDS"), Sunset Station Hotel & Casino and New York-New York Hotel & Casino, involve claims for patent infringement, non-infringement and invalidity similar to the claims asserted in the '961 Action (the "183 Action" and the

"882 Action"). The '183 Action and the '882 Action have been consolidated with the '961 Action (the three actions hereafter referred to as the "Consolidated Action"). Discovery in the Consolidated Action closed on February 26, 1999. No trial date has been set. Management believes that the Company will prevail in the Consolidated Action.

  On October 13, 1998, Acres brought suit against the Company and CDS alleging, as against the Company, that the MoneyTime(TM) system infringes a patent (U.S. Patent No. 5,820,459) issued to Acres on October 13, 1998 (the "459 Action"). The Company has responded denying infringement and asserting that the Acres patent is invalid. The '459 Action is in an early stage of discovery. No trial date has been set. Management believes that the Company will prevail in the `459 Action.

  The Company is addressing tax issues relating to its table games operations. They are summarized below:

  New Jersey Sales Tax Audit Issue:  The State of New Jersey (the "State")
  --------------------------------
Division of Taxation audited Mikohn's sales tax returns and issued a Notice of Assessment Related to Final Audit Determination in the amount of $406 plus interest of $201. At issue is how the Company accounts for and remits sales tax on its table game leases. Previously, the Company remitted sales tax on a monthly basis based on the amounts invoiced to its casino customers. It is the State's position and the Company now concurs, that the Company as the lessor of the table game, is the end user and is thus ultimately responsible for the sales tax at the inception of the lease. At issue is the method of computation of the use tax due. It is the Company's contention that use tax should be based upon the lessor's purchase price for the equipment, materials and other tangible personal property purchased for lease rather than on the lease revenue stream. The State has assessed the Company for the entire amount of the sales tax liability based on the lease revenue stream and interest from the original date of the leases. In July 1999, the Company objected to the assessment, filed a protest and paid the use tax due based upon the purchase price of the equipment, materials and other tangible personal property.

  A further issue is the passing of the use tax on to the lessee. The Company's Caribbean Stud(R) Lease Agreement provides, in part, that the "Lessee shall promptly reimburse to Mikohn any personal property taxes, gaming device taxes, and any similar taxes or levies that Mikohn is obligated to pay for tables".
The State has already refunded to many of the casinos most of the sales tax that was remitted by the Company. Although the casinos are contractually obligated for the payment of sales tax, as it is a pass-through tax, there is no guarantee that the casinos will reimburse the Company for any assessment paid by it.

  International Withholding Tax Issues:  The Company has exposure to potential
  ------------------------------------
additional withholding taxes on payments remitted to the U.S. by the previous owner of PGI estimated at $1,379. The Company has provided to the former owner a Power of Attorney with which to handle the withholding tax issues. To the extent that the Company does not prevail, any payments made would be charged back to the previous owner under the terms of the Stock Purchase Agreement for the acquisition of Progressive Games, Inc. The Company had one year from date of acquisition in which to affect a change in the amount of goodwill. Based on the potential withholding tax exposure, the Company adjusted goodwill in the amount of the $1,379 during August 1999.

15.    INCOME TAXES

  The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 consist of:

                                                        1999                      1998                      1997
                                                  -----------------         -----------------         ----------------
Current                                                     $2,006                   $  (449)                   $  657
Deferred                                                      (371)                   (3,651)                      700
                                                            ------                   -------                    ------

   Total Provision (benefit)                                $1,635                   $(4,100)                   $1,357
                                                            ======                   =======                    ======

  The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                            1999       %        1998        %      1997       %
                                          --------   ------   ---------   -----   -------   -----
Amount at statutory rate                   $1,884     35.0%    $(4,244)   35.0%    $1,306   35.0%
Adjustments:
   Non-deductible expenses                     61      1.2%         52    -0.4%        44    1.2%
   State income tax and other                   6      0.1%         (6)    0.0%         7    0.2%
   Goodwill                                   312      5.8%         98    -0.8%
   Tax credits                               (628)   -11.7%
                                            -----                -----              -----

   Total Provision (benefit)               $1,635     30.4%    $(4,100)   33.8%    $1,357   36.4%
                                           ======              =======             ======

  The components of the net deferred tax asset at December 31, 1999 and 1998 consist of the following:

                                                                                  1999                     1998
                                                                                  ----                     ----
Deferred tax assets:
--------------------
Current:
   Inventory book / tax differences                                               $  935                   $  614
   Prepaid expenses and other                                                        515                      298
                                                                                  ------                   ------
      Subtotal                                                                     1,450                      912
                                                                                  ------                   ------
Non-current:
   Tax credits                                                                       814                       63
   Intangible assets                                                               1,094                    2,058
   Net operating loss carryforward                                                 1,494                    2,165
                                                                                  ------                   ------
      Subtotal                                                                     3,402                    4,286
                                                                                  ------                   ------

      Total deferred tax assets                                                    4,852                    5,198
                                                                                  ------                   ------


Deferred tax liabilities:
-------------------------
Current:
   Prepaid expenses and other                                                         30                       28

Non-current:
   Property and equipment and other                                                  488                    1,207
                                                                                  ------                   ------
      Total deferred tax liabilities                                                 518                    1,235
                                                                                  ------                   ------

         Net deferred tax assets                                                  $4,334                   $3,963
                                                                                  ======                   ======

  At December 31, 1999, the Company had federal and alternative minimum tax ("AMT") net operating loss carryforwards of $4,269 and $2,830, which will begin to expire after the year ended December 31, 2018. The Company also had General Business and AMT tax credit carryforwards of $628 and $186, respectively.


16.  EARNINGS PER SHARE

  The following table reflects the Company's basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997:


                                                         1999                       1998                      1997
                                                  ------------------         ------------------         -----------------
Net income (loss)                                            $ 3,748                   $(8,026)                   $ 2,374
                                                             =======                   =======                    =======

Weighted average number of shares
outstanding:
   Basic                                                      10,720                    10,527                      9,952
   Assumed conversion of stock
     options                                                      64                                                  105
                                                             -------                   -------                    -------

   Diluted                                                    10,784                    10,527                     10,057
                                                             =======                   =======                    =======

Earnings per share:
   Basic                                                     $  0.35                   $ (0.76)                   $  0.24
                                                             =======                   =======                    =======

   Diluted                                                   $  0.35                   $ (0.76)                   $  0.24
                                                             =======                   =======                    =======

17.      STOCK BASED COMPENSATION PLANS

  In 1993, the Company adopted, and in 1996 and 1997 amended, (i) a Stock Option Plan under which non-qualified and incentive stock options (as defined by the Internal Revenue Code) to purchase up to 2,400 shares of the Company's Common Stock which may be issued to officers, directors (other than non-employee directors), employees, consultants, advisers, independent contractors and agents and (ii) a Director Plan under which stock options to purchase up to 150 shares of the Company's Common Stock which may be issued only to non-employee directors. Generally, options have been granted at the fair market value on the date of grant and typically become exercisable at the rate of 20% of the options granted on each of the first through the fifth anniversaries of the date of the grant. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

  Had compensation cost for these plans been determined in accordance with SFAS No. 123 - Accounting for Stock - Based Compensation ("Statement 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                        1999                     1998                      1997
                                                        ----                     ----                      ----
Net income:
   As reported                                              $3,748                  $(8,026)                   $2,374
                                                            ======                  =======                    ======
   Proforma                                                 $2,899                  $(8,977)                   $1,328
                                                            ======                  =======                    ======

Earnings Per Share:
   As reported -
      Basic                                                 $ 0.35                  $ (0.76)                   $ 0.24
                                                            ======                  =======                    ======
      Diluted                                               $ 0.35                  $ (0.76)                   $ 0.24
                                                            ======                  =======                    ======

   Proforma -
      Basic                                                 $ 0.27                  $ (0.85)                   $ 0.13
                                                            ======                  =======                    ======
      Diluted                                               $ 0.27                  $ (0.85)                   $ 0.13
                                                            ======                  =======                    ======

  Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that which may be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1995 through 1999 grants: risk-free interest at the date of grant which ranged from 3.5% to 7.78%; expected dividend yield of 0.0 percent; expected lives from 1 to 6 years; and expected volatility between 50 and 60 percent.

  A summary of the status of the Company's stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the table below:

(Amounts in thousands                                1999                        1998                        1997
                                                     ----                        ----                        ----
except per option amounts)                               Wtd. Avg.                   Wtd. Avg.                   Wtd. Avg.
                                                         Exercise                    Exercise                    Exercise
                                            Shares         Price        Shares         Price        Shares         Price
                                            -------      ---------      -------      ---------      -------      ---------
Director Plan:
--------------
Options, beginning of year                     104         $7.0241          66        $ 7.8561          43        $ 9.7965

Granted                                         50          2.9076          44          6.9886          26          4.3750
Exercised                                                                                               (3)         5.5000
Cancelled                                                                   (6)        15.9167
                                              ----                        ----                        ----

Options, end of year                           154          5.6876         104          7.0241          66          7.8561
                                              ====                        ====                        ====

Exercisable at end of year                      67          7.3242          39          8.3158          27         13.2364
                                              ====                        ====                        ====

Weighted average (Wtd. Avg.) fair
 value of options granted during the
 year                                                      $2.9076                    $ 6.9886                    $ 4.3750
                                                           =======                    ========                    ========


Employee Plan:
--------------
Options, beginning of year                   1,956         $5.9574       2,172        $ 5.6150       1,141        $ 7.0061
Granted                                        250          3.9950         299          5.7024       1,211          4.3035
Exercised                                      (28)         3.8418        (176)         4.2677          (9)         4.0474
Cancelled                                     (218)         5.9193        (339)         4.4183        (171)         5.6960
                                             -----                       -----                       -----

Options, end of year                         1,960          5.7412       1,956          5.9574       2,172          5.6150
                                             =====                       =====                       =====

Exercisable at end of year                     930          5.1594         614          5.5815         499          5.1140
                                             =====                       =====                       =====

Weighted average (Wtd. Avg.) fair
 value of options granted during the
 year                                                      $3.9950                    $ 5.7024                    $ 4.3035
                                                           =======                    ========                    ========

  The following table summarizes information concerning options outstanding and options exercisable as of December 31, 1999:

                                                    Options Outstanding                                 Options Exercisable
                                     -------------------------------------------------     ----------------------------------------
                                                          Weighted
                                                           Average            Weighted                                   Weighted
                                                          Remaining            Average                                    Average
         Range of                    Number of           Contractual          Exercise            Number of              Exercise
     Exercise Prices                  Options                Life               Price              Options                 Price
     ---------------                  -------                ----               -----              -------               -------

Director Plan:
-------------
    $2.7500 - $4.0630                          52             9.6             $ 2.9496                2                $ 4.0000
    $4.3750 - $5.5000                          50             7.6               4.8250               40                  4.9375
    $7.2500 - $9.2500                          42             8.8               7.3452               15                  7.5109
         $17.2500                              10             4.0              17.2500               10                 17.2500
                                            -----                                                 -----

                                              154                                                    67
                                             ====                                                  ====

Employee Plan:
--------------
    $3.0000 - $4.5000                       1,547             7.6             $ 4.0694              714                $ 4.0754
    $4.5625 - $6.7500                         236             7.8               5.5900               96                  5.5371
    $6.8750 - $10.0000                        127             7.9               8.2248               70                  8.7235
   $10.8250 - $15.0000                         50             4.0              15.0000               50                 15.0000
                                            -----                                                 -----

                                            1,960                                                   930
                                            =====                                                  ====

18.      BENEFIT PLANS

  Certain employees of CEI are covered by union-sponsored, collectively bargained, multi-employer, defined benefit plans. The Company's contributions to these plans, as determined in accordance with the provisions of the negotiated labor contracts based on the hours worked, for 1999, 1998 and 1997 were $401, $401 and $316, respectively.

  The Company adopted a savings plan (the "401(k) Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees who are not covered by a collective bargaining unit. The Company's matching contributions for 1999, 1998 and 1997 were $162, $156, and $141, respectively.

19. CONCENTRATIONS OF CREDIT RISK

  The financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts and installment sales receivable. Product sales are primarily to casinos and gaming equipment manufacturers. As of the date of this filing, the Company does not have any financial instruments that require the application of this calculation.

  At December 31, 1999, accounts and installment sales receivable on a operations basis are as follows:

                                                                             Installment
                                                      Accounts                  Sales
                                                     Receivable               Receivable                 Total
                                                  ----------------         ----------------         ----------------
Trade receivables:
   Signs                                                   $10,858                   $  884                  $11,742
   Gaming products                                          10,135                      835                   10,970
   Gaming operations                                         5,352                      176                    5,528
                                                           -------                   ------                  -------
      Subtotal                                              26,345                    1,895                   28,240
                                                           -------                   ------                  -------

Other receivables:
   Other                                                     5,541                                             5,541
                                                           -------                   ------                  -------
      Subtotal                                               5,541                                             5,541
                                                           -------                   ------                  -------

      Total                                                $31,886                   $1,895                  $33,781
                                                           =======                   ======                  =======

20.      SEGMENT REPORTING

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

Business segment information for the years ended December 31, 1999, 1998 and 1997 consist of:

                                              1999                      1998                      1997
                                              ----                      ----                      ----
Business Segments:

Revenue:
   Signs                                        $ 46,278                  $ 50,840                  $ 57,478
   Gaming products                                33,541                    36,216                    35,621
   Gaming operations                              27,065                    11,976                     5,449
                                                --------                  --------                  --------
                                                $106,884                  $ 99,032                  $ 98,548
                                                ========                  ========                  ========

Gross profit:
   Signs                                        $ 15,610                  $ 14,723                  $ 17,741
   Gaming products                                12,571                    13,992                    15,129
   Gaming operations                              23,857                    10,154                     4,478
                                                --------                  --------                  --------
                                                $ 52,038                  $ 38,869                  $ 37,348
                                                ========                  ========                  ========

Operating income (loss):
   Signs                                        $  9,111                  $  7,613                  $ 11,829
   Gaming products                                 9,559                    12,494                    13,433
   Gaming operations                              18,590                     6,237                     2,380
   Corporate                                     (28,079)                  (30,805)                  (21,367)
                                                --------                  --------                  --------
                                                $  9,181                  $ (4,461)                 $  6,275
                                                ========                  ========                  ========

Depreciation and amortization:
   Signs                                        $  1,534                  $  1,103                  $    862
   Gaming products                                   496                       885                       362
   Gaming operations                               4,371                     2,566                     1,409
   Corporate                                       2,487                     2,172                     1,681
                                                --------                  --------                  --------
                                                $  8,888                  $  6,726                  $  4,314
                                                ========                  ========                  ========

Assets:
   Signs                                        $ 31,868                  $ 36,385                  $ 31,752
   Gaming products                                30,066                    30,482                    29,767
   Gaming operations                              61,465                    58,593                    15,813
   Corporate                                      38,601                    27,772                    20,256
                                                --------                  --------                  --------
                                                $162,000                  $153,232                  $ 97,588
                                                ========                  ========                  ========

Capital expenditures:
   Signs                                        $  2,684                  $  5,485                  $  1,127
   Gaming products                                    14                     2,226                       279
   Gaming operations                               6,002                     2,718                     1,009


   Corporate                                       1,334                       367                       504
                                                --------                  --------                  --------
                                                $ 10,034                  $ 10,796                  $  2,919
                                                ========                  ========                  ========

Geographic Operations:

Revenue:
   North America                                $ 86,876                  $ 82,489                  $ 83,068
   Australia / Asia                                7,773                     5,817                     8,924
   Europe / Africa                                10,117                     8,955                     5,818
   South America                                   2,118                     1,771                       738
                                                --------                  --------                  --------
                                                $106,884                  $ 99,032                  $ 98,548
                                                ========                  ========                  ========

Gross profit:
   North America                                $ 46,246                  $ 31,930                  $ 30,989
   Australia / Asia                                2,249                     2,372                     3,073
   Europe / Africa                                 2,490                     3,886                     3,063
   South America                                   1,053                       681                       223
                                                --------                  --------                  --------
                                                $ 52,038                  $ 38,869                  $ 37,348
                                                ========                  ========                  ========

Operating income (loss):
   North America                                $  8,788                  $ (5,637)                 $  4,959
   Australia / Asia                                 (291)                      217                     1,146
   Europe / Africa                                   780                       783                        64
   South America                                     (96)                      176                       106
                                                --------                  --------                  --------
                                                $  9,181                  $ (4,461)                 $  6,275
                                                ========                  ========                  ========

Depreciation and amortization:
   North America                                $  8,443                  $  6,596                  $  4,108
   Australia / Asia                                  149                        31                        72
   Europe / Africa                                   230                        90                       122
   South America                                      66                         9                        12
                                                --------                  --------                  --------
                                                $  8,888                  $  6,726                  $  4,314
                                                ========                  ========                  ========

Assets:
   North America                                $155,887                  $142,467                  $ 87,892
   Australia / Asia                                                          4,620                     5,112
   Europe / Africa                                 4,318                     4,702                     3,523
   South America                                   1,795                     1,443                     1,061
                                                --------                  --------                  --------
                                                $162,000                  $153,232                  $ 97,588
                                                ========                  ========                  ========


Capital expenditures:
   North America                                $  9,689                  $ 10,266                  $  2,460
   Australia / Asia                                  127                       218                       178
   Europe / Africa                                   113                        83                       102
   South America                                     105                       229                       179
                                                --------                  --------                  --------
                                                $ 10,034                  $ 10,796                  $  2,919
                                                ========                  ========                  ========

21.      SUBSEQUENT EVENTS

  On March 2, 2000, the Company signed a non-binding Letter of Intent ("LOI") with HIG Capital LLC ("HIG") to sell Casino Excitement, Inc. ("CEI"), the Company's outdoor sign subsidiary doing business as Mikohn Lighting and Sign. The LOI provides that the parties will enter into a definitive agreement by which HIG will pay $6.5 million for all of the issued and outstanding capital stock of CEI. The terms are $5.0 million cash with a note for $1.5 million. The parties expect the transaction to close on or before September 30, 2000. Management of the Company does not anticipate a significant gain or loss from this transaction.

  As of December 31, 1999, we were in non-compliance with certain covenants under the Amended and Restated Credit Agreement (See Note 12 - Long-Term Debt) for which we have received waivers. Due to the nature of these covenants, we found it necessary to amend the existing credit agreement and certain covenants in order to avoid the occurrence of non-compliance during 2000. On April 7, 2000, we completed the Second Amendment to the Amended and Restated Credit Agreement. This amendment, in addition to revising certain covenants during 2000, also provides us with the opportunity to seek additional financing, divest certain assets and repay portions of the term loans without incurring pre-payment penalties, and choose between adding the additional $5,000 revolver allowed under the Amended and Restated Credit Agreement, or alternatively, adding a new $5,000 term loan instead of the additional revolver. In exchange for this amendment we agreed to a pricing increase on all outstanding debt tranches, which includes Term Loan A, Term Loan B and the Revolver Loan. Term Loan A will bear a variable interest rate equal to the Prime Lending Rate plus 275 basis points or the LIBOR rate plus 375 basis points. Term Loan B will bear a fixed interest rate of 10.75%. The Revolver Loan will bear a variable interest rate equal to the Prime Lending Rate plus 225 basis points or the LIBOR rate plus 325 basis points.

MIKOHN GAMING CORPORATION
QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                           1/st/           2/nd/            3/rd/           4/th/-(1)        Annual
                                           -----           -----            ----            ---------        ------
Sales:
   1999                                   $25,175          $29,010          $27,322          $25,377          $106,884
                                          =======          =======          =======          =======          ========
   1998                                   $21,779          $25,621          $20,209          $31,423          $ 99,032
                                          =======          =======          =======          =======          ========

Gross profit:
   1999                                   $12,831          $13,856          $13,202          $12,149          $ 52,038
                                          =======          =======          =======          =======          ========
   1998                                   $ 7,747          $11,028          $ 6,942          $13,152          $ 38,869
                                          =======          =======          =======          =======          ========

Net income (loss):
   1999                                   $   911          $ 1,183          $ 1,262          $   392          $  3,748
                                          =======          =======          =======          =======          ========
   1998                                   $  (559)         $   698          $(8,793)         $   628          $ (8,026)
                                          =======          =======          =======          =======          ========

Weighted average shares outstanding:
   Basic -
      1999                                 10,675           10,707           10,730           10,769            10,720
                                          =======          =======          =======          =======          ========
      1998                                 10,306           10,520           10,626           10,652            10,527
                                          =======          =======          =======          =======          ========

   Diluted -
      1999                                 10,675           10,708           10,747           10,814            10,784
                                          =======          =======          =======          =======          ========
      1998                                 10,306           10,639           10,626           10,658            10,527
                                          =======          =======          =======          =======          ========

Net income (loss) per share: (2)
   Basic -
      1999                                $  0.09          $  0.11          $  0.12          $  0.04          $   0.35
                                          =======          =======          =======          =======          ========
      1998                                $ (0.05)         $  0.07          $ (0.83)         $  0.06          $  (0.76)
                                          =======          =======          =======          =======          ========

   Diluted -
      1999                                $  0.09          $  0.11          $  0.12          $  0.04          $   0.35
                                          =======          =======          =======          =======          ========
      1998                                $ (0.05)         $  0.07          $ (0.83)         $  0.06          $  (0.76)
                                          =======          =======          =======          =======          ========

(1) During the fourth quarter of 1999 the Company incurred the following: (i) it sold of a 50% interest in Mikohn Australasia (see Note 1 - Organization); (ii) it incurred a non-recurring asset write-off of $1,352 related to our P&M Coin product line, which includes our Classic slot machine games (see Note 11 - Write-off of Assets) and (iii) it entered into an agreement settling a complex and long-standing series of lawsuits between PGI and Shuffle Master arising out of claims by PGI that several table games offered by Shuffle Master infringed numerous patents held by PGI (now held by the Company) (see Note 13 - Deferred License Fees).

(2) The sum of the quarterly earnings per common share does not equal the amount reported for the year in total as the quarterly calculations are made independently during the year.

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

     10.25 Sales Agreement dated January 6, 1995, between Michael Wichinsky dba Games of Nevada and the Company incorporated by reference to
               Exhibit 10.25 to the Company's Report on Form 10-K for the year ended December 31, 1994.

    *10.34 Employment Agreement dated May 19, 1996, between the Company and Carolan Pepin incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

    *10.35 Employment Agreement dated June 2, 1996, between the Company and Don Stevens incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

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

     10.39 Assignment from First Source Financial LLP to Eaton Vance under the Credit Agreement incorporated by reference to Exhibit 10.36 of the Company's

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

    10.54 $86.0 million Amended and Restated Credit Agreement among Mikohn Gaming Corporation, as Borrower, Each of the Financial Institutions together with their Lenders, and First Source Financial LLP, as Agent dated as of August 28, 1998 incorporated by reference to Exhibit 10.53 of the Company's Form 10-Q dated September 30, 1998.

    10.55 Annex and Schedules to Amended and Restated Credit Agreement Dated as of August 28, 1998 incorporated by reference to Exhibit
               10.54 of the Company's Form 10-Q dated September 30, 1998.

    *10.56 Employment Agreement dated September 22, 1998, between the Company and Robert J. Smyth incorporated by reference to Exhibit
               10.24 to the Company's report on Form 10-K for the year ended June 30, 1998.

    21.1       Subsidiaries

    23.1       Consent of Deloitte & Touche LLP

    27         Financial Data Schedules

    *Management contracts and compensation plans

    (b)      Reports on Form 8-K filed during the last quarter of 1999.

             None

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MIKOHN GAMING CORPORATION


April 7, 2000                      By:     /s/  Don W. Stevens
                                        -------------------------------------
                                        Don W. Stevens, Executive Vice
                                        President, Treasurer, Principal
                                               Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                    Title                             Date
       ---------                    -----                             ----


 /s/   David J. Thompson           Chairman of the                April 7, 2000
--------------------------         Board, President and
    David J. Thompson              Chief Executive Officer



 /s/   Dennis A. Garcia            EVP - Proprietary Games        April 7, 2000
--------------------------         Director
    Dennis A. Garcia


 /s/  Bruce E. Peterson            Director                       April 7, 2000
--------------------------
    Bruce E. Peterson


 /s/  Terrance W. Oliver           Director                       April 7, 2000
--------------------------
    Terrance W. Oliver


 /s/  John K Campbell              Director                       April 7, 2000
--------------------------
    John K. Campbell


 /s/ James E. Meyer                Director                       April 7, 2000
--------------------------
    James E. Meyer


 /s/   Douglas M. Todoroff         Director                       April 7, 2000
--------------------------
    Douglas M. Todoroff