Form 10-Q
period 2000-03-31
MIKOHN GAMING CORP
filed 2000-05-15
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:         March 31, 2000
                                -----------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________________________ to ___________________________

Commission File Number:        0-22752
                        -------------------------------------------------------

                           MIKOHN GAMING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                     88-0218876
------------------------------------   ----------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)



      1045 Palms Airport Drive, P.O. Box 98686, Las Vegas, NV 89193-8686
-------------------------------------------------------------------------------
              (Address of principal executive office and zip code)


                                (702) 896-3890
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

     YES   X     NO
         -----      -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

          10,964,286                                 May 9, 2000
----------------------------        as of          --------------------
      (Amount Outstanding)                             (Date)

                            MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                 --------
Part I     FINANCIAL INFORMATION
           Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets at March 31, 2000 and
                    December 31, 1999                                                             2

                    Condensed Consolidated Statements of Operations for the three
                    months ended March 31, 2000 and 1999                                          3

                    Condensed Consolidated Statements of Cash Flows for the three
                    months ended March 31, 2000 and 1999                                          4

                    Notes to Condensed Consolidated Financial Statements                          5

            Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                        10


Part II     OTHER INFORMATION

            Item 6. Exhibits and Reports on Form 8-K                                             17

                           MIKOHN GAMING CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(Amounts in thousands except per share amounts)                                        March 31,                December 31,
                                                                                         2000                       1999
                                                                                         -----                      ----
                           ASSETS
                           ------

Current assets:
   Cash and cash equivalents                                                           $    641                   $     48
   Accounts receivable, net                                                              22,207                     30,447
   Notes receivable-related parties - current                                             1,893                      2,144
   Installment sales receivable - current                                                   820                      1,030
   Inventories, net                                                                      29,118                     26,793
   Prepaid expenses                                                                       5,204                      4,582
   Assets held for sale                                                                   1,046                        781
   Deferred tax asset - current                                                           1,420                      1,420
                                                                                        -------                    -------
      Total current assets                                                               62,349                     67,245

Notes receivable-related parties - noncurrent                                               152                        150
Installment sales receivable - noncurrent                                                   975                        865
Property and equipment, net                                                              24,877                     25,385
Intangible assets                                                                        16,242                     16,810
Goodwill                                                                                 39,860                     40,208
Other assets                                                                              8,394                      8,423
Deferred tax asset - noncurrent                                                           2,914                      2,914
                                                                                       --------                   ---------

      Total assets                                                                     $155,763                   $162,000
                                                                                       ========                   ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
   Current portion of long-term debt and notes payable                                 $  1,376                   $  1,436
   Trade accounts payable                                                                 6,816                     11,615
   Customer deposits                                                                      1,750                      3,600
   Accrued and other current liabilities                                                  6,152                      6,743
   Deferred license fees - current                                                          451                        451
                                                                                       --------                  ---------
      Total current liabilities                                                          16,545                     23,845
                                                                                       --------                  ---------

Long-term debt, net of current portion                                                   85,864                     85,417
                                                                                       --------                  ---------

Deferred license fees - noncurrent                                                        1,662                      1,806
                                                                                       --------                  ---------

Commitments and contingencies (see Note 4)

Stockholders' equity:
   Preferred stock, $.10 par value, 5,000 shares authorized,
      none issued and outstanding
   Common stock, $.10 par value, 20,000 shares authorized,
      10,963 and 10,799 shares issued and outstanding                                     1,096                      1,080
   Additional paid-in capital                                                            54,090                     53,350
   Stockholders' notes receivable                                                        (1,251)                    (1,251)
   Foreign currency translation                                                            (664)                      (597)
   Accumulated deficit                                                                   (1,351)                    (1,422)
                                                                                        -------                    -------
      Subtotal                                                                           51,920                     51,160
   Less treasury stock, 19 shares, at cost                                                 (228)                      (228)
                                                                                       --------                   --------
      Total stockholders' equity                                                         51,692                     50,932
                                                                                       --------                   --------

      Total liabilities and stockholders' equity                                       $155,763                   $162,000
                                                                                       ========                   ========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              For the Three Months Ended March 31, 2000 and 1999


(Amounts in thousands except per share amounts)

                                                                               2000                     1999
                                                                             -------                   -------
Sales                                                                        $22,323                   $25,175
Cost of sales                                                                  9,909                    12,344
                                                                             -------                   -------
   Gross profit                                                               12,414                    12,831

Selling, general and administrative expenses                                   9,944                     9,451
                                                                             -------                   -------
   Operating income                                                            2,470                     3,380

Interest expense                                                              (2,339)                   (2,090)
Other income and expense                                                          50                       124
                                                                             -------                   -------

      Income before income tax                                                   181                     1,414

Income tax provision                                                            (110)                     (503)
                                                                             -------                   -------

Net income                                                                   $    71                   $   911
                                                                             =======                   =======
Weighted average common shares:
  Basic                                                                       10,837                    10,675
                                                                             =======                   =======
  Diluted                                                                     10,964                    10,675
                                                                             =======                   =======

Earnings per share information:
  Basic                                                                      $  0.01                   $  0.09
                                                                             =======                   =======
  Diluted                                                                    $  0.01                   $  0.09
                                                                             =======                   =======


See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Three Months Ended March 31, 2000 and 1999

(Amounts in thousands)
                                                                                        2000                       1999
                                                                                      -------                    -------
Cash flows from operating activities:
   Net income                                                                         $    71                    $   911
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                                      1,367                      1,148
      Amortization                                                                      1,051                        860
      Provision for bad debts                                                                                         14
      Reserve for obsolete inventory                                                       45                        102
      Change in exchange rate variance                                                    (67)                        61
   Changes in assets and liabilities:
      Accounts receivable                                                               8,240                       (180)
      Notes receivable - related parties                                                  249
      Installment sales receivable                                                        100                        198
      Inventories                                                                      (2,370)                    (3,384)
      Prepaid expenses and other assets                                                  (593)                      (432)
      Trade accounts payable                                                           (4,799)                       998
      Accrued and other current liabilities                                              (591)                       (29)
      Customer deposits                                                                (1,850)                       414
                                                                                      -------                    -------
 Net cash provided by operating activities                                                853                        681
                                                                                      -------                    -------

Cash flows from investing activities:
   Purchase of property and equipment                                                    (339)                      (400)
   Gaming equipment leased to others                                                   (1,644)                      (554)
   Proceeds from sales of property and equipment                                          859                          6
   Increase in intangible assets                                                         (135)                    (1,075)
                                                                                      -------                    -------

Net cash used in investing activities                                                  (1,259)                    (2,023)
                                                                                      -------                    -------
Cash flows from financing activities:
   Proceeds from long-term debt and notes payable                                       3,207                         44
   Principal payments on notes payable and long-term debt                              (2,820)                      (789)
   Principal payments of deferred license fees                                           (144)
   Proceeds from sale of common stock                                                     756                         70
                                                                                      -------                    -------

Net cash provided by (used in) financing activities                                       999                       (675)
                                                                                      -------                    -------
Increase (decrease) in cash and cash equivalents                                          593                     (2,017)

Cash and cash equivalents, beginning of period                                             48                      3,732
                                                                                      -------                    -------
Cash and cash equivalents, end of period                                              $   641                    $ 1,715
                                                                                      =======                    =======


See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1-GENERAL

     These condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at March 31, 2000, the results of its operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

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


NOTE 2-DIVESTITURE

     On November 4, 1999, the Company entered into a Share Sale Agreement by which the Company sold a 50% interest in its Australian subsidiary, Mikohn Gaming Australasia Pty Limited ("MGA"), to TAB Limited ("TAB") for $4.9 million. Ancillary to the Share Sale Agreement, the Company entered into a Management Services Agreement with MGA which provides that the Company will continue directing the management of MGA so long as MGA operates profitably. The Company also entered into a System Acquisition and Services Agreement (the "System Agreement") with TAB which appoints the Company as the exclusive supplier of the operating system for a wide-area linked progressive jackpot system in New South Wales, Australia. TAB holds exclusive licenses from the New South Wales government to install and operate the progressive jackpot system. The hardware components of the system will be provided at cost. The software will be licensed to TAB for a recurring license fee of $(AUD) 50.00 per month per device with a minimum license fee of $(AUD) 1.5 million per year commencing July 1, 2000. The Australian dollar exchange rate was $0.6070 at March 31, 2000.

     Under the Share Sale Agreement, the Company was entitled to 100% of the income of MGA for 1999. Therefore, MGA's income statement was included in the Company's consolidated statements of operations and cash flows for 1999. Starting on January 1, 2000, MGA is now reported on the equity method of accounting. However, the MGA balance sheet was not included in the Company's consolidated balance sheet as of December 31, 1999.

NOTE 3-INVENTORIES

     Inventories at March 31, 2000 and December 31, 1999 consist of the following:

                                                                      March 31,            December 31,
                                                                        2000                  1999
                                                                        ----                  ----
Raw materials                                                          $13,982               $14,616
Finished goods                                                           7,023                 6,247
Work-in-progress                                                         9,921                 7,693
                                                                       -------               -------
   Subtotal                                                             30,926                28,556
Reserve for obsolete inventory                                          (1,808)               (1,763)
                                                                       -------               -------
   Total                                                               $29,118               $26,793
                                                                       =======               =======


NOTE 4-COMMITMENTS AND CONTINGENCIES

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

     International Withholding Tax Issues:  The Company has exposure to
     ------------------------------------
potential additional withholding taxes on payments remitted to the U.S. by the previous owner of Progressive Games, Inc. estimated at $1,379. The Company has provided to the former owner a Power of Attorney with which to handle the withholding tax issues. To the extent that the Company does not prevail, any payments made would be charged back to the previous owner under the terms of the Stock Purchase Agreement for the acquisition of Progressive Games, Inc. The Company had one year from date of acquisition in which to affect a change in the amount of goodwill. Based on the potential withholding tax exposure, the Company adjusted goodwill in the amount of the $1,379 during August 1999.


NOTE 5-SEGMENT REPORTING

     The Company operates in five business segments: Product Sales, Systems, Table Games, Slot Route and International. The Product Sales segment designs, manufactures and installs interior signage and displays. It also designs, manufactures, installs and maintains exterior signage. In addition, it also manufactures and sells oversized gaming machines and touch-screen multi-game video machines. The Systems segment includes manufacturing of progressive jackpot systems; it develops, markets and installs automated data collection systems for player tracking and accounting for gaming machines. The Table Games segment places tables under lease or license agreements generating recurring revenue. It owns or licenses the rights to various progressive jackpot table games including Caribbean Stud(R). The Slot Route segment leases, licenses and places proprietary gaming machines under lease, structured participation or license agreements generating recurring revenue. It owns or licenses the rights to several categories of proprietary games, including branded slot machines, coin-push gaming machines, oversized gaming machines and touch-screen multi-game video machines. The International segment includes the operations of the Company's international operations including those in Europe and Peru. 50% of the Company's Australian operation was divested late in 1999 and only 50% of its net income after taxes is included in sales. The Company does not allocate corporate expenses to its business segments.

Business segment information for the quarters ended March 31, 2000 and 1999 consist of:

                                                                                           March 31,
                                                                                           ---------
                                                                                 2000                   1999
                                                                                 ----                   ----
 Business segments:
 -----------------
 Sales:
  Product sales                                                               $12,990                   $13,919
  Systems                                                                       1,455                     1,620
  Table games                                                                   4,148                     3,939
  Slot route                                                                    2,445                     1,348
  International                                                                 1,285                     4,349
                                                                             --------                  --------
                                                                              $22,323                   $25,175
                                                                             ========                  ========
 Gross profit:
  Product sales                                                               $ 5,085                   $ 6,125
  Systems                                                                         915                       599
  Table games                                                                   4,069                     3,854
  Slot route                                                                    1,970                     1,004
  International                                                                   375                     1,249
                                                                             --------                  --------
                                                                              $12,414                   $12,831
                                                                             ========                  ========

 Operating income:
  Product sales                                                               $ 3,897                   $ 4,927
  Systems                                                                         719                       455
  Table games                                                                   3,513                     3,314
  Slot route                                                                    1,013                       344
  International                                                                  (194)                      183
  Corporate                                                                    (6,478)                   (5,843)
                                                                             --------                  --------
                                                                              $ 2,470                   $ 3,380
                                                                             ========                  ========

 Net income before tax:
  Product sales                                                               $ 2,609                   $ 3,689
  Systems                                                                         559                       451
  Table games                                                                   3,161                     2,995
  Slot route                                                                      806                       172
  International                                                                  (335)                     (115)
  Corporate                                                                    (6,619)                   (5,778)
                                                                             --------                  --------
                                                                              $   181                   $ 1,414
                                                                             ========                  ========

 Geographic operations:
 ---------------------
 Sales:
  North America                                                               $21,038                   $20,826
  Australasia                                                                    (147)                    1,944
  Europe / Africa                                                               1,263                     1,932
  South America                                                                   169                       473
                                                                             --------                  --------
                                                                              $22,323                   $25,175
                                                                             ========                  ========

 Gross profit:
  North America                                                               $12,039                   $11,581

                                                                                       March 31,
                                                                                       ---------
                                                                            2000                       1999
                                                                            ----                       ----
   Australasia                                                                   (147)                      573
   Europe / Africa                                                                495                       433
   South America                                                                   27                       244
                                                                             --------                  --------
                                                                              $12,414                   $12,831
                                                                             ========                  ========

Operating income:
   North America                                                              $ 2,664                   $ 3,197
   Australasia                                                                   (147)                       75
   Europe / Africa                                                                153                        15
   South America                                                                 (200)                       93
                                                                             --------                  --------
                                                                              $ 2,470                   $ 3,380
                                                                             ========                  ========


Net income before tax:
   North America                                                              $   543                   $ 1,529
   Australasia                                                                   (147)                      (83)
   Europe / Africa                                                                 28                       (85)
   South America                                                                 (243)                       53
                                                                             --------                  --------
                                                                              $   181                   $ 1,414
                                                                             ========                  ========

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

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


NOTE 7 - COMMON STOCK

     During the quarter ended March 31, 2000 and 1999, the Company issued common stock as follows:

                                                  2000         1999
                                                  ----         ----
     Common stock issuance:
       Stock options exercised                 $   557      $
       Employee stock purchase plan                199           70
                                               -------      -------
                                               $   756      $    70
                                               =======      =======

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999


REVENUE


                                                                             Charge
                                                                     -------------------------
Business Segment                          2000            1999            Amount          %            Comment
----------------                          ----            ----           -------         ---           -------
Revenues:
  Product sales                       $    12,990      $   13,919       $    (929)        -6.7%           1
  Systems                                   1,455           1,620            (165)       -10.2%           2
  Table games                               4,148           3,939             209          5.3%           3
  Slot route                                2,445           1,348           1.097        -81.4%           4
  International                             1,285           4,349          (3.064)       -70.5%           5
                                      -----------      ----------       ----------
                                      $    22,323      $   25,175       $  (2.852)       -11.3%
                                      ===========      ==========       ==========
Percentage to total revenues:
   Product sales                            58.2%           55.3%
   Systems                                   6.5%            6.4%
   Table games                              18.5%           15.6%
   Slot route                               11.0%            5.4%
   International                             5.8%           17.3%
                                      -----------      ----------
                                           100.0%          100.0%
                                      ===========      ==========

1 The net decrease in product sales revenue of $929 between the comparable periods is primarily due to: (i) a decrease in interior visual display revenue of $398, (ii) a decrease in slot machine revenue of $337, (iii) a decrease in electronics revenue of $185, (iv) a decrease in exterior sign revenue of $82, (v) a decrease in other revenue of $82 and (vi) an increase in slot glass revenue of $262. The decrease in interior visual display revenue is the result of an absence of new casino openings in the most recent period. The decrease in slot machine revenue is due to fewer sales of our MiniBertha(TM) slot machine games. The decrease in electronics revenue is due to lower sales levels to original equipment manufacturer ("OEM") customers.

2 The decrease in systems revenue of $165 is due to lower sales levels of our CasinoLink(R) hardware products. The CasinoLink(R) hardware component revenue decrease is actually more pronounced than the variance reveals; offsetting the decrease was an increase in the software component revenue of the CasinoLink(R) product line.

3 The increase in table game lease revenue of $209 is due to an increase in the number of revenue producing units placed during the most recent period.

4 The net increase in slot route revenue of $1,097 is due to: (i) an increase in MoneyTime(TM) lease/participation revenue of $184, (ii) Yahtzee(TM) lease/participation revenue of $922, (iii) a decrease in Flip-It(TM) participation revenue of $68, and (iv) an increase in other slot route revenue of $59. The number of MoneyTime(TM) units in place increased from 419 as of March 31, 1999 to 455 as of March 31, 2000. The number of Yahtzee(TM) units in place as of March 31, 2000 was 537; no Yahtzee(TM) units were in place as of March 31, 1999.

5 The decrease in international revenue of $3,064 is due to: (i) a decrease in revenue from our South American subsidiary of $304, (ii) a decrease in revenue from our European subsidiary of $669 and (iii) a decrease in revenue from our joint venture in Australia of $2,091. The decrease in revenue from our South American unit is primarily the result of fewer new casino sign projects in the region. The decrease in revenue from our European unit was primarily due to lower sales of electronic and systems products during the most recent period. The decrease in revenue from our Australian unit is the result of two factors. First is a change in the accounting treatment of the unit, from that of a wholly owned subsidiary, in which the unit's entire revenue was consolidated with that of the parent's, to that of a joint venture, which limits revenue recognition to our share of the joint venture's net income after taxes for the period. For the three months ended March 31, 2000, we recorded as revenue a net loss of $147 from the joint venture as compared to revenue of $1,944 for the three months ended March 31, 1999. The joint venture's net loss is primarily related to continued regulatory delays in the approval of new electronic products.

     As of March 31, 2000, the Company had a backlog of orders believed to be firm of $18.5 million. As of March 31, 1999 and December 31, 1999, the Company's backlogs were $19.8 million and $16.8 million respectively. Management expects that the backlog of orders at March 31, 2000 will be filled within 120 days.

GROSS PROFIT

                                                                             Charge
                                                                     -------------------------
Business Segment                          2000            1999            Amount          %            Comment
----------------                          ----            ----            ------         ---           -------
Gross Profit:
   Product sales                       $   5,085       $   6,125         $ (1,040)       -17.0%           1
   Systems                                   915             599              316         52.8%           2
   Table games                             4,069           3,854              215          5.6%           3
   Slot route                              1,970           1,004              966         96.2%           4
   International                             375           1,249             (874)       -70.0%           5
                                       ---------       ---------         ---------
                                       $  12,414       $  12,831         $   (417)        -3.2%
                                       =========       =========         =========
Gross profit margin:
   Product sales                           39.1%           44.0%
   Systems                                 62.9%           37.0%
   Table games                             98.1%           97.8%
   Slot route                              80.6%           74.5%
   International                           29.2%           28.7%
     Total gross profit margin             55.6%           51.0%

1 The net decrease in product sales gross profit of $1,040 is primarily due to lower sales of interior visual displays as well as reduced margin levels on the lower revenue base. Gross profit from interior visual displays decreased by $681, from $2,835 for the three months ended March 31, 1999 to $2,154 for the three months ended March 31, 2000. Gross margins decreased from 46.9% for the three months ended March 31, 1999 to 38.2% for the three months ended March 31, 2000. Additionally, gross profit from slot machine sales decreased by $162, from $165 for the three months ended March 31, 1999 to $3 for the three months ended March 31, 2000. Gross profit margins on slot machine sales also decreased from

   31.0% for the three months ended March 31, 1999 to 1.5% for the three months ended March 31, 2000.

2 The increase in systems gross profit of $316 is due primarily to an increase in CasinoLink(R) software sales, which carried a significantly higher gross profit margin than hardware system sales during the most recent period. Gross profit margins increased from 37.0% for the three months ended March 31, 1999 to 62.9% for the three months ended March 31, 2000.

3 The increase in table game gross profit of $215 is due to the increase in new table games placed during the most recent period.

4 The increase in slot route gross profit of $966 is primarily due to: (i) an increase in MoneyTime(TM) slot machine gross profit of $169, (ii) gross profit from Yahtzee(TM) slot machines of $704 of which there were no units in place during the March 31, 1999 period and (iii) an increase in other slot machine route gross profit of $59. The increase in gross profit from the MoneyTime(TM) slot machine route is directly related to the increase in units placed during the most recent period.

5 The net decrease in international gross profit of $874 is due to: (i) a decrease in gross profit from our South American subsidiary of $216, (ii) a slight increase in gross profit from our European subsidiary of $62 and (iii) a decrease in gross profit from our joint venture in Australia of $720. The decrease in the South American operation is due to lower revenue levels and a reduction in the overall gross profit margin from 51.5% for the three months ended March 31, 1999 to 16.5% for the three months ended March 31, 2000. The increase in gross profit from the European operation is due to increased gross profit margins during the most recent period. For the three months ended March 31, 2000 gross profit margins increased to 39.1% from 22.4% for the three months ended March 31, 1999. The decrease in gross profit from our Australian unit is the result of two factors. Predominant among them is a change in the accounting treatment of the unit, from that of a wholly owned subsidiary, in which the unit's entire revenue was consolidated with that of the parent's, to that of a joint venture, which limits revenue recognition to our share of the joint venture's net income after taxes for the period. For the three months ended March 31, 2000, we recorded as gross profit a net loss of $147 from the joint venture as compared to gross profit of $573 for the three months ended March 31, 1999. The joint venture's net loss is primarily related to continued regulatory delays in the approval of new electronic products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended March 31, 2000 increased by 5% or $493, from $9,451 for the three months ended March 31, 1999 to $9,944 for the three months ended March 31, 2000. The significant factors effecting this increase are as follows:

     Selling, product development and marketing expenses for the three months ended March 31, 2000 increased by 1% or $50, from $3,380 for the three months ended March 31, 1999 to $3,430 for the three months ended March 31, 2000.

     General and administrative expenses for the three months ended March 31, 2000 decreased by 9% or $245, from $2,701 for the three months ended March 31, 1999 to $2,456 for the three months ended March 31, 2000.

     Research and development expenses for the three months ended March 31, 2000 increased by 20% or $279, from $1,361 for the three months ended March 31, 1999 to $1,640 for the three months ended March 31, 2000. This increase is due primarily to: (i) increased expenses for the development of new slot machine and table games, and (ii) increased expenses related to the development of our table and slot systems product lines.

     Capitalized software development costs for the three months ended March 31, 2000 decreased by 100% or $76, from $76 for the three months ended March 31, 1999 to $0 for the three months ended March 31, 2000.

     Depreciation expense for the three months ended March 31, 2000 increased by 19% or $218, from $1,149 for the three months ended March 31, 1999 to $1,367 for the three months ended March 31, 2000. This increase is due primarily to increased depreciation associated with the Company's capitalized recurring revenue games.

     Amortization expense for the three months ended March 31, 2000 increased by 22% or $191, from $860 for the three months ended March 31, 1999 to $1,051 for the three months ended March 31, 2000. This increase is primarily due to: (i) increased goodwill amortization related to the adjustment of the goodwill recognized in the acquisitions of Progressive Games, Inc. ("PGI") and P&S Leasing LLC and P&S Leasing Corporation ("P&S Leasing"), and (ii) the amortization of software capitalization costs.

INTEREST EXPENSE

     Interest expense for the three months ended March 31, 2000 increased by 12% or $249, from $2,090 for the three months ended March 31, 1999 to $2,339 for the three months ended March 31, 2000. This increase is due primarily to increased borrowings on our revolver loan as well as a higher average interest rate on all outstanding debt. The average interest rate on outstanding debt for the three months ended March 31, 2000 was 9.9% as compared to 8.8% for the three months ended March 31, 1999.

OTHER INCOME AND EXPENSE

     Other income for the three months ended March 31, 2000 decreased by 267% or $56, from income of $21 for the three months ended March 31, 1999 to an expense of $35 for the three months ended March 31, 2000.

     Interest income for the three months ended March 31, 2000 decreased by 17% or $18, from $103 for the three months ended March 31, 1999 to $85 for the three months ended March 31, 2000.

INCOME TAX PROVISION

     Income taxes for the three months ended March 31, 2000 equaled a provision of $110 or an effective tax rate of 60.8% as compared to a provision of $503 and effective rate of 35.6% for the three months ended March 31, 1999. The increase in the tax rates between the comparable periods is primarily due to the permanent add-back treatment required for certain corporate expenses and the goodwill associated with the acquisitions of PGI and P&S Leasing.

EARNINGS PER SHARE

     Basic and diluted earnings per share for the three months ended March 31, 2000 were $0.01 and $0.01 on basic and diluted weighted average common shares outstanding of 10,837 and 10,964, respectively. For the three months ended March 31, 1999 basic and diluted earnings per share were $0.09 and $0.09 on basic and diluted weighted average common shares outstanding of 10,675 and 10,675, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2000, the Company had net income of $71 as compared to a net income of $911 for the three months ended March 31, 1999.

     Net cash provided by operating activities for the three months ended March 31, 2000 was $853. The most significant uses of cash reflected in this net provision were: (i) an increase in inventories of $2,370, (ii) a decrease in accounts payable of $4,799, (iii) a decrease in customer deposits of $1,850,
(iv) an increase in prepaid expenses of $593, and (v) an increase in accrued and other current liabilities of $591. The most significant provision of cash was a decrease in trade accounts receivable of $8,240. Net cash used in investing activities for the three months ended March 31, 2000 was $1,259. The most significant items reflected in this total include: (i) gaming equipment leased to customers of $1,644, (ii) maintenance capital expenditures of $339 and (iii) proceeds from the sale of our vacant manufacturing facility in Rapid City, South Dakota of $859. Net cash provided by financing activities for the three months ended March 31, 2000 was $999 principally related to the issuance of common stock.

     Cash balances as of March 31, 2000 were $641, up from $48 at December 31, 1999. We expect cash provided from operating activities, our ability to increase the revolving line of credit or term loans by $5,000 and our ability to finance new proprietary games with lease financing will be sufficient to meet our cash requirements during the remainder of 2000.

     On September 2, 1998 we completed the closing of an Amended and Restated Credit Agreement. This agreement was funded by a consortium of lenders including Hartford Life Insurance Company, The Travelers Insurance Company, Allstate Insurance Company, Fidelity Guarantee Life Insurance Company, United States Fidelity & Guarantee Company, and First Source Financial LLP and consisted of a $13,500 fixed rate term loan bearing interest at 10.25% per annum; a $67,500 variable rate term loan bearing interest at either prime plus 225 basis points or LIBOR plus 325 basis points; and a $5,000 variable rate revolving line of credit which bears interest at either prime plus 175 basis points or LIBOR plus 275 basis points. As part of this Amended and Restated Credit Agreement we have agreed to: (i) maintain certain financial ratios, (ii) to comply with certain financial covenants, (iii) not to allow the incurrence of additional debt or the payment of cash dividends unless expressly permitted by the Amended and Restated Credit Agreement and (iv) adhere to a number of other financial restrictions. First Source Financial LLP is acting as the lender's agent for this transaction. The term loans are due to begin maturing in April 2002 with equal 16.7% principal repayments due every six months until complete maturity on October 24, 2004. The proceeds of this placement were used to acquire the stock of PGI and P&S Leasing as well as provide additional working capital. As of the date of this filing, we have borrowed $4,900 of the funds available under the revolving line of credit and have $100 available under this line. Additionally we have the ability to increase the revolving line of credit or our term loans by another $5,000.

     As of December 31, 1999 we were in non-compliance with certain covenants for which we have received waivers. Due to the nature of these covenants we found it necessary to amend the existing credit agreement and certain covenants in order to avoid the occurrence of non-compliance during 2000. On April 7, 2000 we completed the Second Amendment to the Amended and Restated Credit Agreement. This amendment, in addition to revising certain covenants during 2000, also provides us with the opportunity to seek additional equipment financing, divest certain assets and repay portions of the term loans without incurring pre-payment penalties. In exchange for this amendment we agreed to a pricing increase on all outstanding debt tranches, which includes Term Loan A, Term Loan B and the Revolver Loan. Term Loan A will bear a variable interest rate equal to the Prime Lending Rate plus 275 basis points or the LIBOR rate plus 375 basis points. Term Loan B will bear a fixed interest rate of 10.75%. The Revolver Loan will bear a variable interest rate equal to the Prime Lending Rate plus 225 basis points or the LIBOR rate plus 325 basis points.

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



                                       MIKOHN GAMING CORPORATION, Registrant



                                       BY: /S/  Donald W. Stevens
                                           ---------------------------------
                                           Donald W. Stevens, Executive Vice
                                            President, Treasurer, Principal
                                                   Financial Officer
Dated:  May 12, 2000