Form 10-Q
period 2000-06-30
MIKOHN GAMING CORP
filed 2000-08-14
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:                 June 30, 2000
                                ------------------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the transition period from _____________________ to ___________________________

Commission File Number:                        0-22752
                        --------------------------------------------------------

                           MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Nevada                                     88-0218876
----------------------------------        --------------------------------------
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

     YES    X     NO _______
         -------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

           11,042,210                   as of                 August 2, 2000
-------------------------------                          -----------------------
       (Amount Outstanding)                                        (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
Part I     FINANCIAL INFORMATION

           Item 1.      Condensed Consolidated Financial Statements

                        Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited)
                        and December 31, 1999                                                      2

                        Condensed Consolidated Statements of Operations for the Three and
                        Six Months ended June 30, 2000 and 1999 (unaudited)                        3

                        Condensed Consolidated Statements of Cash Flows for the Six Months
                        ended June 30, 2000 and 1999 (unaudited)                                   4

                        Notes to Condensed Consolidated Financial Statements (unaudited)           5

           Item 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                     10


Part II    OTHER INFORMATION

           Item 4.      Submission of Matters to a Vote of Security Holders                       21

           Item 6.      Exhibits and Reports on Form 8-K                                          22

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)                                                                 June 30, 2000                December 31,
                                                                                        (unaudited)                     1999
                                                                                        -----------                     ----
                                    ASSETS
                                    ------

Current assets:
   Cash and cash equivalents                                                             $  1,810                     $     48
   Accounts receivable, net                                                                24,195                       30,447
   Notes receivable - related parties - current portion                                     1,859                        2,144
   Installment sales receivable - current portion                                           3,289                        1,030
   Inventories, net                                                                        32,708                       26,793
   Prepaid expenses                                                                         5,981                        4,582
   Assets held for sale                                                                     1,046                          781
   Deferred tax asset - current portion                                                     1,420                        1,420
                                                                                         --------                     --------
      Total current assets                                                                 72,308                       67,245

Notes receivable - related parties - net of current portion                                   154                          150
Installment sales receivable - net of current portion                                         969                          865
Property and equipment, net                                                                26,469                       25,385
Intangible assets                                                                          15,927                       16,810
Goodwill                                                                                   39,511                       40,208
Other assets                                                                                8,627                        8,423
Deferred tax asset - net of current portion                                                 2,914                        2,914
                                                                                         --------                     --------

Total assets                                                                             $166,879                     $162,000
                                                                                         ========                     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
   Current portion of long-term debt and notes payable                                   $  2,441                     $  1,436
   Trade accounts payable                                                                   7,652                       11,615
   Customer deposits                                                                        5,624                        3,600
   Accrued and other current liabilities                                                    6,766                        6,743
   Deferred license fees - current portion                                                    451                          451
                                                                                         --------                     --------
      Total current liabilities                                                            22 934                       23,845
                                                                                         --------                     --------

Long-term debt - net of current portion                                                    88,182                       85,417
                                                                                         --------                     --------

Deferred license fees - net of current portion                                              1,629                        1,806
                                                                                         --------                     --------

Stockholders' equity:
   Preferred stock, $.10 par value, 5,000 shares authorized,
      none issued and outstanding
   Common stock, $.10 par value, 100,000 shares authorized,
      11,029 and 10,799 shares issued and outstanding                                       1,103                        1,080
   Additional paid-in capital                                                              55,186                       53,350
   Stockholders' notes receivable                                                          (1,251)                      (1,251)
   Foreign currency translation                                                              (696)                        (597)
   Retained earnings (accumulated deficit)                                                     20                       (1,422)
                                                                                         --------                     --------
      Subtotal                                                                             54,362                       51,160
   Less treasury stock, 19 shares, at cost                                                   (228)                        (228)
                                                                                         --------                     --------
      Total stockholders' equity                                                           54,134                       50,932
                                                                                         --------                     --------

Total liabilities and stockholders' equity                                               $166,879                     $162,000
                                                                                         ========                     ========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Six Months Ended June 30, 2000 and 1999 (unaudited)

(Amounts in thousands except per share amounts)               Three Months Ended                          Six Months Ended
                                                                   June 30,                                   June 30,
                                                                   --------                                   --------
                                                             2000                 1999                 2000                 1999
                                                             ----                 ----                 ----                 ----
Sales                                                      $25,951              $29,010              $48,274              $54,185
Cost of sales                                               11,162               15,154               21,071               27,498
                                                           -------              -------              -------              -------
   Gross profit                                             14,789               13,856               27,203               26,687

Selling, general and administrative expenses                10,176                9,941               20,120               19,392
                                                           -------              -------              -------              -------
   Operating income                                          4,613                3,915                7,083                7,295

Interest expense                                            (2,619)              (2,105)              (4,958)              (4,195)
Other income and expense                                       188                  120                  238                  244
                                                           -------              -------              -------              -------
   Income before income tax provision                        2,182                1,930                2,363                3,344

Income tax provision                                          (811)                (747)                (921)              (1,250)
                                                           -------              -------              -------              -------

Net income                                                 $ 1,371              $ 1,183              $ 1,442              $ 2,094
                                                           =======              =======              =======              =======


Weighted average common shares:
  Basic                                                     10,958               10,707               10,897               10,691
                                                           =======              =======              =======              =======
  Diluted                                                   11,088               10,708               11,026               10,692
                                                           =======              =======              =======              =======

Earnings per share information:
  Basic                                                    $  0.13              $  0.11              $  0.13              $  0.20
                                                           =======              =======              =======              =======
  Diluted                                                  $  0.12              $  0.11              $  0.13              $  0.20
                                                           =======              =======              =======              =======

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended June 30, 2000 and 1999 (unaudited)

(Amounts in thousands)
                                                                                               2000                     1999
                                                                                               ----                     ----
Cash flows from operating activities:
   Net income                                                                                $ 1,442                  $ 2,094
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                                             2,721                    2,405
      Amortization                                                                             2,138                    1,701
      Provision for bad debts                                                                     13                      226
      Reserve for obsolete inventory                                                              19                      308
      Change in exchange rate variance                                                           (99)                     234
   Changes in assets and liabilities:
      Accounts receivable                                                                      6,239                      302
      Notes receivable - related parties                                                         281                     (146)
      Installment sales receivable                                                            (2,363)                     508
      Inventories                                                                             (5,934)                  (3,140)
      Prepaid expenses and other assets                                                         (776)                    (697)
      Trade accounts payable                                                                  (3,963)                  (1,932)
      Accrued and other current liabilities                                                       23                     (389)
      Customer deposits                                                                        2,024                      426
                                                                                             -------                  -------

Net cash provided by operating activities                                                      1,765                    1,900
                                                                                             -------                  -------

Cash flows from investing activities:
   Purchase of property and equipment                                                           (532)                  (1,796)
   Gaming equipment leased to others                                                          (4,456)                    (724)
   Proceeds from sales of property and equipment                                                 918                        9
   Increase in intangible assets                                                                (558)                  (1,807)
                                                                                             -------                  -------

Net cash used in investing activities                                                         (4,628)                  (4,318)
                                                                                             -------                  -------

Cash flows from financing activities:
   Proceeds from long-term debt and notes payable                                              8,161                    3,176
   Principal payments on notes payable and long-term debt                                     (4,391)                  (2,618)
   Principal payments of deferred license fees                                                  (177)
   Proceeds from sale of common stock                                                          1,032                      176
                                                                                             -------                  -------

Net cash provided by financing activities                                                      4,625                      734
                                                                                             -------                  -------

Increase (decrease) in cash and cash equivalents                                               1,762                   (1,684)

Cash and cash equivalents, beginning of period                                                    48                    3,732
                                                                                             -------                  -------

Cash and cash equivalents, end of period                                                     $ 1,810                  $ 2,048
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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at June 30, 2000, the results of its operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

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


NOTE 2 - DIVESTITURE

     On November 4, 1999, the Company entered into a Share Sale Agreement by which the Company sold a 50% interest in its Australian subsidiary, Mikohn Gaming Australasia Pty Limited ("MGA"), to TAB Limited ("TAB") for $4.9 million. Ancillary to the Share Sale Agreement, the Company entered into a Management Services Agreement with MGA which provides that the Company will continue directing the management of MGA so long as MGA operates profitably. The Company also entered into a System Acquisition and Services Agreement (the "System Agreement") with TAB which appointed the Company as the exclusive supplier of the operating system for a wide-area linked progressive jackpot system in New South Wales, Australia. TAB holds exclusive licenses from the New South Wales government to install and operate the progressive jackpot system. The hardware components of the system will be provided at cost. The software will be licensed to TAB for a recurring license fee of $(AUD) 50.00 per month per device with a minimum license fee of $(AUD) 1.5 million per year commencing July 1, 2000. The Australian dollar exchange rate was $0.5971 at June 30, 2000.

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

NOTE 3 - INVENTORIES

     Inventories at June 30, 2000 and December 31, 1999 consist of the following:

                                                 June 30,    December 31,
                                                   2000          1999
                                                   ----          ----
      Raw materials                              $ 13,006    $     14,616
      Finished goods                                6,123           6,247
      Work-in-progress                             15,232           7,693
                                                 --------    ------------
         Subtotal                                  34,361          28,556
      Reserve for obsolete inventory               (1,653)         (1,763)
                                                 --------    ------------
         Total                                   $ 32,708    $     26,793
                                                 ========    ============

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations including those noted below.

     On October 2, 1997, the Company filed suit against Acres Gaming, Inc. ("Acres") in the U.S. District Court, Las Vegas, Nevada seeking a declaratory judgment that its MoneyTime(TM) system does not infringe a patent issued to Acres in August 1997 (U.S. Patent No. 5,655,961) and that the Acres patent is invalid (the "'961 Action"). In the '961 Action, the Company asserts claims for relief against Acres for tortious interference with business relationships, tortious interference with prospective business relationships and trade libel. Acres has counterclaimed for patent infringement. Two subsequently filed actions in the same court involving two subsequently issued patents (U.S. Patent Nos. 5,741,183 and 5,752,882), one filed by the Company against Acres and one filed by Acres against the Company, Casino Data Systems ("CDS"), Sunset Station Hotel & Casino and New York-New York Hotel & Casino, involve claims for patent infringement, non-infringement and invalidity similar to the claims asserted in the '961 Action (the "'183 Action" and the "'882 Action"). The '183 Action and the '882 Action have been consolidated with the '961 Action (the three actions hereafter referred to as the "Consolidated Action"). Discovery in the Consolidated Action closed on February 26, 1999. No trial date has been set. Management believes that the Company will prevail in the Consolidated Action.

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

     International Withholding Tax Issues: The Company has exposure to potential
     ------------------------------------
additional withholding taxes on payments remitted to the U.S. by the previous owner of Progressive Games, Inc. estimated at $1,379. The Company has provided to the former owner a Power of Attorney with which to handle the withholding tax issues. To the extent that the Company does not prevail, any payments made may be charged back to the previous owner under the terms of the Stock Purchase Agreement for the acquisition of Progressive Games, Inc. The Company had one year from date of acquisition in which to effect a change in the amount of goodwill. Based on the potential withholding tax exposure, the Company adjusted goodwill in the amount of the $1,379 during August 1999.


NOTE 5 - SEGMENT REPORTING

     The Company operates in five business segments: Product Sales, Systems, Table Games, Slot Route and International. The Product Sales segment designs, manufactures and installs interior signage and displays. It also designs, manufactures, installs and maintains exterior signage. In addition, it also manufactures and sells oversized gaming machines, touch-screen multi-game video machines and progressive jackpot systems. The Systems segment develops, markets and installs automated data collection systems for player tracking and accounting for gaming machines and table games. The Table Games segment places tables under lease or license agreements generating recurring revenues. It owns or licenses the rights to various progressive jackpot table games including Caribbean Stud(R). The Slot Route segment leases, licenses and places proprietary gaming machines under lease, structured participation or license agreements generating recurring revenues. It owns or licenses the rights to several categories of proprietary games, including branded slot machines, coin-push gaming machines, oversized gaming machines and touch-screen multi-game video machines. The International segment includes the operations of the Company's international operations including those in Europe and Peru. 50% of the Company's Australian operation was divested late in 1999 and only 50% of its net income after taxes is included in sales. The Company does not allocate corporate expenses to its business segments.

Business segment information for the quarters ended June, 2000 and 1999 consist of:

                                             Three Months Ended                      Six Months Ended
                                                  June 30,                               June 30,
                                                  --------                               --------
                                           2000               1999               2000                 1999
                                           ----               ----               ----                 ----
Business segments:
----------------

Sales:
   Product sales                        $   11,630         $   14,729         $    24,620           $ 28,648
   Systems                                   1,315              2,944               2,770              4,564
   Table games                               7,021              4,249              11,169              8,188
   Slot route                                3,436              1,597               5,881              2,945
   International                             2,549              5,491               3,834              9,840
                                        ----------         ----------         -----------           --------
                                        $   25,951         $   29,010         $    48,274           $ 54,185
                                        ==========         ==========         ===========           ========

Gross profit:
   Product sales                        $    4,830         $    5,197         $     9,915           $ 11,322
   Systems                                     683              1,721               1,598              2,320
   Table games                               6,424              4,090              10,493              7,944
   Slot route                                2,147              1,220               4,117              2,224
   International                               705              1,628               1,080              2,877
                                        ----------         ----------         -----------           --------
                                        $   14,789         $   13,856         $    27,203           $ 26,687
                                        ==========         ==========         ===========           ========

Operating income:
   Product sales                        $    3,573         $    3,954         $     7,470           $  8,881
   Systems                                     554              1,615               1,273              2,070
   Table games                               5,774              3,542               9,287              6,856
   Slot route                                1,127                467               2,140                811
   International                                93                294                (101)               477
   Corporate                                (6,508)            (5,957)            (12,986)           (11,800)
                                        ----------         ----------         -----------           --------
                                        $    4,613         $    3,915         $     7,083           $  7,295
                                        ==========         ==========         ===========           ========

Net income before tax:
   Product sales                        $    3,264         $    3,882         $     5,873           $  7,571
   Systems                                     503              1,441               1,062              1,892
   Table games                               4,293              2,318               7,454              5,313
   Slot route                                  304               (180)              1,110                 (8)
   International                               (27)               419                (362)               304
   Corporate                                (6,155)            (5,950)            (12,774)           (11,728)
                                        ----------         ----------         -----------           --------
                                        $    2,182         $    1,930         $     2,363           $  3,344
                                        ==========         ==========         ===========           ========

Geographic operations:
---------------------

Sales:
   North America                        $   23,402         $   23,519         $    44,440           $ 44,345
   Australasia                                 (23)             1,651                (170)             3,595
   Europe / Africa                           1,997              3,390               3,260              5,322
   South America                               575                450                 744                923
                                        ----------         ----------         -----------           --------
                                        $   25,951         $   29,010         $    48,274           $ 54,185
                                        ==========         ==========         ===========           ========

                                             Three Months Ended                      Six Months Ended
                                                  June 30,                               June 30,
                                                  --------                               --------
                                           2000               1999               2000                 1999
                                           ----               ----               ----                 ----
Gross profit:
   North America                        $   14,083         $   12,229         $    26,122           $ 23,810
   Australasia                                 (23)               401                (170)               974
   Europe / Africa                             429              1,001                 924              1,434
   South America                               300                225                 327                469
                                        ----------         ----------         -----------           --------
                                        $   14,789         $   13,856         $    27,203           $ 26,687
                                        ==========         ==========         ===========           ========

Operating income:
   North America                        $    4,520         $    3,660         $     7,184           $  6,857
   Australasia                                 (23)              (201)               (170)              (126)
   Europe / Africa                              89                368                 242                383
   South America                                27                 88                (173)               181
                                        ----------         ----------         -----------           --------
                                        $    4,613         $    3,915         $     7,083           $  7,295
                                        ==========         ==========         ===========           ========

Net income before tax:
   North America                        $    1,937         $    1,891         $     2,480           $  3,420
   Australasia                                 (23)              (352)               (170)              (435)
   Europe / Africa                             182                307                 210                222
   South America                                86                 84                (157)               137
                                        ----------         ----------         -----------           --------
                                        $    2,182         $    1,930         $     2,363           $  3,344
                                        ==========         ==========         ===========           ========

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 2000, which for the Company will be the year beginning on January 1, 2001. Although the Company does not believe SFAS 133 will have a material impact on its consolidated financial statements, but because of the complexity of SFAS 133, the ultimate impact of its adoption has not yet been determined.


NOTE 7 - COMMON STOCK

     During the quarter ended June 30, 2000 and 1999, the Company issued common stock as follows:

                                                  June 30,
                                                  --------
                                           2000               1999
                                           ----               ----
Common stock issuance:
   Stock options exercised              $      740         $
   Employee stock purchase plan                292                176
   Stock warrants issued                       827
                                        ==========         ==========
                                        $    1,859         $      176
                                        ==========         ==========

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 and June 30, 1999

SALES

                                                                               Change
                                                                               ------
Business Segment                          2000           1999          Amount          %           Comment
----------------                          ----           ----          ------          -           -------
Revenues:
  Product sales                         $ 24,620       $ 28,648       $ (4,028)      -14.1%           1
  Systems                                  2,770          4,564         (1,794)      -39.3%           2
  Table games                             11,169          8,188          2,981        36.4%           3
  Slot route                               5,881          2,945          2,936        99.7%           4
  International                            3,834          9,840         (6,006)      -61.0%           5
                                        --------       --------       --------
                                        $ 48,274       $ 54,185       $ (5,911)      -10.9%
                                        ========       ========       ========

Percentage to total revenues:
  Product sales                             51.0%          52.9%
  Systems                                    5.8%           8.4%
  Table games                               23.1%          15.1%
  Slot route                                12.2%           5.4%
  International                              7.9%          18.2%
                                        --------       --------
                                           100.0%         100.0%
                                        ========       ========

1 This decrease of $4,028 is primarily due to: (i) a decrease in interior visual display revenue of $842, (ii) a decrease in exterior sign revenue of $1,217, (iii) a decrease in electronics revenue of $865, (iv) a decrease in service revenue of $751 and (v) a decrease in slot machine and keno sales revenue of $382. The majority of these decreases were directly related to the lower number of casino openings or refurbishment projects within the industry during the six months ended June 30, 2000 as compared to the same period during 1999.

2 This decrease of $1,794 is primarily due to a decrease in CasinoLink(TM) system revenue. This decrease in revenues is the result of lower sales levels to Canadian customers during the most recent period. The decrease in CasinoLink(TM) revenue of $1,984 was partially offset by the revenue from TableLink(TM) during the first quarter of 2000, which generated $190.

3 This increase of $2,981 is due to: (i) an increase in table game route revenue of $445 and (ii) a sale of internet and video rights to certain table games for $2,536.

4 This increase of $2,936 is due to the cumulative effect of the placement of our Yahtzee(R) slot machine games during the last three quarters. For the six months ended June 30, 2000 net revenue from the Yahtzee(R) slot machine route was $3,215. There were no revenues from Yahtzee(R) slot machine games during the corresponding period in 1999. Offsetting the increase in Yahtzee(R) slot route revenue, revenue from MiniBertha(TM) and Flip-It(TM) games decreased by $134 while revenue from MoneyTime(TM) games decreased by $145.

5 This decrease of $6,006 is due to: (i) a decrease in revenue from our Australian joint venture of $3,765 which is now reported on the equity method of accounting, (ii) a decrease in revenue from our subsidiary in Europe of $2,062 and (iii) a decrease in revenue from our South American operations of $179. The decrease in revenue from our Australian joint venture is the result of two factors. Predominant among them is a change in the accounting treatment of the unit, from that of a wholly owned subsidiary, in which the unit's entire revenue was consolidated with the parent's, to that of a joint venture, which limits revenue recognition to our share of the joint venture's net income for the period. For the six months ended June 30, 2000, we recorded, as revenue, a net loss of $(170) from the joint venture as compared to revenue of $3,595 for the six months ended June 30, 1999. The joint venture's net loss is primarily related to continued regulatory delays in the approval of its new electronic products and a delay in implementation of a wide area progressive system in New South Wales. The decrease in revenue from our European unit was primarily due to lower sales of interior visual displays, electronic and systems products during the most recent period. The decrease in revenue from our South American unit is primarily the result of fewer new casino sign projects in the region.

     As of June 30, 2000, the Company had a backlog of orders believed to be firm of $26,154. As of June 30, 1999 and December 31, 1999, the Company's backlogs were $19,332 and $16,847 respectively. Management expects that the backlog of orders at June 30, 2000, will be filled within 120 days.

GROSS PROFIT

                                                                               Change
                                                                               ------
Business Segment                          2000           1999          Amount          %           Comment
----------------                          ----           ----          ------          -           -------
Gross profit:
  Product sales                         $  9,915       $ 11,322       $ (1,407)      -12.4%           1
  Systems                                  1,598          2,320           (722)      -31.1%           2
  Table games                             10,493          7,944          2,549        32.1%           3
  Slot route                               4,117          2,224          1,893        85.1%           4
  International                            1,080          2,877         (1,797)      -62.5%           5
                                        --------       --------       --------
                                        $ 27,203       $ 26,687       $    516         1.9%
                                        ========       ========       ========

Gross profit margin:
  Product sales                             40.3%          39.5%
  Systems                                   57.7%          50.8%
  Table games                               93.9%          97.0%
  Slot route                                70.0%          75.5%
  International                             28.2%          29.2%

   Total gross profit margin                56.4%          49.3%

1 This decrease of $1,407 is primarily due to: (i) a decrease in interior visual display gross profit of $710, (ii) a decrease in exterior sign gross profit of $544, (iii) a decrease in service gross profit of $179 and (iv) an offsetting increase in slot glass gross profit of $180. Gross profit from interior visual displays and exterior signs decreased due to both lower sales volume and lower overall gross margins. Interior visual display gross margins decreased from 45% for the six months ended June 30, 1999 to 42% for the six months ended June 30, 2000. Exterior sign gross margins decreased from 29% for the six months ended June 30, 1999 to 26% for the six months ended June 30, 2000. The decrease in service gross profit, although primarily related to the lower revenue levels, was partially offset by increased gross margins. Service gross margins increased from 33% for the six months ended June 30, 1999 to 38% for the six months ended June 30, 2000. The increase in slot glass gross profit was directly attributable to increased gross margin levels during the most recent period. Slot glass gross margins increased from 28% for the six months ended June 30, 1999 to 47% for the six months ended June 30, 2000.

2 This decrease of $722 is primarily due to a decrease in CasinoLink(TM) system gross profit. This decrease is directly related to the lower revenue volume during the most recent period. This decrease was partially offset by increased gross margins during the most recent period. Gross margins increased from 51% for the six months ended June 30, 1999 to 57% for the six months ended June 30, 2000.

3 This increase is primarily due to the increases in gross profit generated by a sale of internet and video rights for certain table games.

4 This increase of $1,893 is primarily due to gross profit from the Yahtzee(R) slot machine route. For the six months ended June 30, 2000 gross profit from the Yahtzee(R) slot machine route was $2,045. Partially offsetting this increase were collective decreases in the MiniBertha(TM), Flip-It(TM) and MoneyTime(TM) slot route gross profit of $212. Overall slot route gross margins decreased from 76% for the six months ended June 30, 1999 to 70% for the six months ended June 30, 2000. This decrease in the gross margin rate is due to the licensing costs associated with Yahtzee(R) slot machine product line as well as additional service costs related to the Yahtzee(R) slot machine games.

5 This decrease of $1,797 is due to: (i) a decrease in gross profit from our Australian joint venture of $1,144 which is now reported on the equity method of accounting, (ii) a decrease in gross profit from our subsidiary in Europe of $511 and (iii) a decrease in gross profit from our South American operations of $142. The decrease in gross profit from our Australian joint venture is the result of two factors. Predominant among them is a change in the accounting treatment of the unit, from that of a wholly owned subsidiary, in which the unit's entire revenue was consolidated with the parent's, to that of a joint venture, which limits revenue recognition to our share of the joint venture's net income for the period. For the six months ended June 30, 2000, we recorded, as gross profit, a net loss of $(170) from the joint venture as compared to gross profit of $974 for the six months ended June 30, 1999. The joint venture's net loss is primarily related to continued regulatory delays in the approval of its new electronic products and a delay in implementation of a wide area progressive system in New South Wales. The decrease in gross profit from the European operation is primarily due to the lower revenue volume level during the most recent period. The decrease in the South American operation is due to lower revenue levels and a reduction in the overall gross profit margin from 51% for the six months ended June 30, 1999 to 44% for the six months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the six months ended June 30, 2000 increased by 4% or $728, from $19,392 for the six months ended June 30, 1999 to $20,120 for the six months ended June 30, 2000. The significant factors effecting this increase are as follows:

     Selling and marketing expenses for the six months ended June 30, 2000 increased by $34 or less than 1%, from $6,813 for the six months ended June 30, 1999 to $6,847 for the six months ended June 30, 2000.

     General and administrative expenses for the six months ended June 30, 2000 decreased by 11% or $595, from $5,605 for the six months ended June 30, 1999 to $5,010 for the six months ended June 30, 2000.

     Research and development expenses for the six months ended June 30, 2000 increased by 19% or $537, from $2,868 for the six months ended June 30, 1999 to $3,405 for the six months ended June 30, 2000. This increase is due to increased expenses for the development of new slot machine and table game products.

     Depreciation expense for the six months ended June 30, 2000 increased by 13% or $315, from $2,405 for the six months ended June 30, 1999 to $2,720 for the six months ended June 30, 2000. This increase is primarily due to increased depreciation related to the increased number of Yahtzee(R) slot machines under lease or participation agreements.

     Amortization expense for the six months ended June 30, 2000 increased by 26% or $437, from $1,701 for the six months ended June 30, 1999 to $2,138 for the six months ended June 30, 2000. This increase is primarily due to increased amortization related to the Shuffle Master, Inc. agreement, capitalization of patent costs and capitalization of software development costs.

INTEREST EXPENSE

     Interest expense for the six months ended June 30, 2000 increased by 18% or $763, from $4,195 for the six months ended June 30, 1999 to $4,958 for the six months ended June 30, 2000. Included in this interest expense is the amortization of loan costs of $447 and $443 for the six months ended June 30, 2000 and June 30, 1999, respectively. This increase is primarily due to increased interest rates on our floating rate debt. The average interest rate on outstanding debt for the six months ended June 30, 2000 was 10.2% as compared to 8.6% for the six months ended June 30, 1999.

OTHER INCOME AND EXPENSE

     Other income and expense for the six months ended June 30, 2000 decreased by $91, from other income of $64 for the six months ended June 30, 1999 to other expense of $27 for the six months ended June 30, 2000.

     Interest income for the six months ended June 30, 2000 increased by 47% or $85, from $180 for the six months ended June 30, 1999 to $265 for the six months ended June 30, 2000.

INCOME TAX PROVISION

     Income taxes for the six months ended June 30, 2000 were $921 for an effective tax rate of 39% as compared to $1,250 and effective rate of 37% for the six months ended June 30, 1999. The increase in the tax rates between the comparable periods is primarily due to the impact of the permanent treatment of certain non-deductible expenses during the six months ended June 30, 2000.

EARNINGS PER SHARE

     Both basic and diluted earnings per share for the six months ended June 30, 2000 were $0.13 with basic and diluted weighted average common shares outstanding of 10,897 and 11,026, respectively. For the six months ended June 30, 1999 basic and diluted earnings per share were $0.20 on both basic and diluted weighted average common shares outstanding of 10,691 and 10,692, respectively.


Three Months Ended June 30, 2000 and June 30, 1999

SALES

                                                                               Change
                                                                               ------
Business Segment                          2000           1999          Amount          %           Comment
----------------                          ----           ----          ------          -           -------
Revenues:
  Product sales                         $ 11,630       $ 14,729       $ (3,099)      -21.0%           1
  Systems                                  1,315          2,944         (1,629)      -55.3%           2
  Table games                              7,021          4,249          2,772        65.2%           3
  Slot route                               3,436          1,597          1,839       115.2%           4
  International                            2,549          5,491         (2,942)      -53.6%           5
                                        --------       --------       --------
                                        $ 25,951       $ 29,010       $ (3,059)      -10.5%
                                        ========       ========       ========

Percentage to total revenues:
  Product sales                             44.8%          50.8%
  Systems                                    5.1%          10.2%
  Table games                               27.1%          14.6%
  Slot route                                13.2%           5.5%
  International                              9.8%          18.9%
                                        --------       --------
                                           100.0%         100.0%
                                        ========       ========

1 This decrease of $3,099 is primarily due to: (i) a decrease in interior visual display revenue of $445, (ii) a decrease in service revenue of $681,
     (iii) a decrease in exterior signs revenue of $1,135, (iv) a decrease in electronics revenue of $680 and (v) a decrease in slot glass revenue of $226. The majority of these decreases were directly related to the lower number of casino openings or refurbishment projects within the industry during the three months ended June 30, 2000 as compared to the same period during 1999.

2 This decrease of $1,629 is primarily due to a decrease in CasinoLink(TM) systems revenue of $1,819. This decrease in revenues is the result of lower sales levels to Canadian customers during the most recent period. This decrease was partially offset by an increase in TableLink(TM) systems revenue of $150.

3 This increase of $2,772 is due to an increase in table game route revenue of $404 and a sale of internet and video rights for certain table games.

4 This increase of $1,839 is due to the cumulative effect of our Yahtzee(R) slot machine placements during the last three quarters. For the three months ended June 30, 2000 net revenue from the Yahtzee(R) slot machine route was $2,294. Offsetting the increase in

     Yahtzee(R) slot route revenue, revenue from MiniBertha(TM) and Flip-It(TM) games decreased by $126 while revenue from MoneyTime(TM) games decreased by $329.

5 This decrease of $2,942 is due to: (i) a decrease in revenue from our Australian joint venture of $1,674 which is now reported on the equity method of accounting, (ii) a decrease in revenue from our subsidiary in Europe of $1,393 and (iii) an offsetting increase in revenue from our South American operations of $125. The decrease in revenue from our Australian joint venture is the result of two factors. Predominant among them is a change in the accounting treatment of the unit, from that of a wholly owned subsidiary, in which the unit's entire revenue was consolidated with the parent's, to that of a joint venture, which limits revenue recognition to our share of the joint venture's net income for the period. For the three months ended June 30, 2000, we recorded, as revenue, a net loss of $(23) from the joint venture as compared to revenue of $1,651 for the three months ended June 30, 1999. The joint venture's net loss is primarily related to continued regulatory delays in the approval of its new electronic products and a delay in implementation of a wide area progressive system in New South Wales. The decrease in revenue from our European unit was primarily due to lower sales of interior visual displays, electronic and systems products during the most recent period. The increase in revenue from our South American unit is primarily the result of increased interior visual display revenue during the most recent three month period.

GROSS PROFIT

                                                                               Change
                                                                               ------
Business Segment                          2000           1999          Amount          %           Comment
----------------                          ----           ----          ------          -           -------
Gross profit:
  Product sales                         $  4,830       $  5,197       $   (367)       -7.1%           1
  Systems                                    683          1,721         (1,038)      -60.3%           2
  Table games                              6,424          4,090          2,334        57.1%           3
  Slot route                               2,147          1,220            927        76.0%           4
  International                              705          1,628           (923)      -56.7%           5
                                        --------       --------       --------
                                        $ 14,789       $ 13,856       $    933         6.7%
                                        ========       ========       ========

Gross profit margin:
  Product sales                             41.5%          35.3%
  Systems                                   51.9%          58.5%
  Table games                               91.5%          96.3%
  Slot route                                62.5%          76.4%
  International                             27.7%          29.6%

   Total gross profit margin                57.0%          47.8%

1 This decrease of $367 is primarily due to: (i) a decrease in exterior sign gross profit of $429, (ii) a decrease in service gross profit of $151 and
     (iii) an offsetting increase in gross profit from the sale of slot machines of $128. The decrease in exterior sign gross profit is related to both the lower revenue volume as well as lower gross profit margins during the most recent period. Gross profit margins in exterior signs decreased from 28% for the three months ended June 30, 1999 to 24% for the three months ended June 30, 2000. The decrease in service gross profit is primarily due to the lower revenue volume during the most recent period. The increase in slot machine sales gross profit is related to both the increased revenue volume as well as increased gross profit margins during the most recent period. Slot machine gross profit margins increased from 15% for the three months ended June 30, 1999 to 30% for the three months ended June 30, 2000.

2 This decrease of $1,038 is primarily due to a decrease in CasinoLink(TM) system gross profit of $1,157. Offsetting this decrease was a collective increase in TableLink(TM) and other system gross profit of $120. The decrease in CasinoLink(TM) system gross profit is primarily due to the lower revenue volume during the most recent period.

3 This increase is primarily due to the gross profit generated by a sale of internet and video rights for certain table games.

4 This increase of $927 is primarily due to gross profit from the Yahtzee(R) slot machine route. For the three months ended June 30, 2000 gross profit from the Yahtzee(R) slot machine route was $1,342. Partially offsetting this increase were collective decreases in MiniBertha(TM), Flip-It(TM) and MoneyTime(TM) slot route gross profit of $415. Overall slot route gross margins decreased from 76% for the three months ended June 30, 1999 to 63% for the six months ended June 30, 2000. This decrease in the gross margin rate is due to the licensing costs associated with the Yahtzee(R) slot machine product line as well as additional service costs related to the Yahtzee(R) slot machine games.

5 This decrease of $923 is due to: (i) a decrease in gross profit from our Australian joint venture of $424 which is now reported on the equity method of accounting, (ii) a decrease in gross profit from our subsidiary in Europe of $573 and (iii) an increase in gross profit from our South American operations of $74. The decrease in gross profit from our Australian joint venture is the result of two factors. Predominant among them is a change in the accounting treatment of the unit, from that of a wholly owned subsidiary, in which the unit's entire revenue was consolidated with that of the parent's, to that of a joint venture, which limits revenue recognition to our share of the joint venture's net income for the period. For the three months ended June 30, 2000, we recorded, as gross profit, a net loss of $(23) from the joint venture as compared to gross profit of $401 for the three months ended June 30, 1999. The joint venture's net loss is primarily related to continued regulatory delays in the approval of its new electronic products and a delay in implementation of a wide area progressive system in New South Wales. The decrease in gross profit from the European operation is due to the lower revenue volume and lower gross margin levels during the most recent period. Gross profit margins in Europe decreased from 30% for the three months ended June 30, 1999 to 22% for the three months ended June 30, 2000. The increase in the South American operation is due to increased revenue levels and a slight improvement in the overall gross profit margin from 50% for the three months ended June 30, 1999 to 52% for the three months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended June 30, 2000 increased by 2% or $235, from $9,941 for the three months ended June 30, 1999 to $10,176 for the three months ended June 30, 2000. The significant factors effecting this increase are as follows:

     Selling and marketing expenses for the three months ended June 30, 2000 decreased by 1% or $18, from $3,433 for the three months ended June 30, 1999 to $3,415 for the three months ended June 30, 2000.

     General and administrative expenses for the three months ended June 30, 2000 decreased by 12% or $348, from $2,904 for the three months ended June 30, 1999 to $2,556 for the three months ended June 30, 2000.

     Research and development expenses for the three months ended June 30, 2000 increased by 17% or $257, from $1,507 for the three months ended June 30, 1999 to $1,764 for the three months ended June 30, 2000.

     Depreciation expense for the three months ended June 30, 2000 increased by 8% or $98, from $1,256 for the three months ended June 30, 1999 to $1,354 for the three months ended June 30, 2000.

     Amortization expense for the three months ended June 30, 2000 increased by 29% or $246, from $841 for the three months ended June 30, 1999 to $1,087 for the three months ended June 30, 2000. This increase is primarily due to increased amortization related to the Shuffle Master, Inc. agreement, capitalization of patent costs and capitalization of software development costs.

INTEREST EXPENSE

     Interest expense for the three months ended June 30, 2000 increased by 24% or $514, from $2,105 for the three months ended June 30, 1999 to $2,619 for the three months ended June 30, 2000. Included in this interest expense is the amortization of loan costs of $229 and $223 for the three months ended June 30, 2000 and June 30, 1999, respectively. This increase is primarily due to increased interest rates on our floating rate debt. The average interest rate on outstanding debt for the three months ended June 30, 2000 was 10.8% as compared to 8.7% for the three months ended June 30, 1999.

OTHER INCOME AND EXPENSE

     Other income for the three months ended June 30, 2000 decreased by 81% or $35, from $43 for the three months ended June 30, 1999 to $8 for the three months ended June 30, 2000.

     Interest income for the three months ended June 30, 2000 increased by 134% or $103, from $77 for the three months ended June 30, 1999 to $180 for the three months ended June 30, 2000.

INCOME TAX PROVISION

     Income taxes for the three months ended June 30, 2000 equaled a provision of $811 for an effective tax rate of 37% as compared to a provision of $747 and an effective rate of 39% for the three months ended June 30, 1999.

EARNINGS PER SHARE

     Basic and diluted earnings per share for the three months ended June 30, 2000 were $0.13 and $0.12 respectively on both basic and diluted weighted average common shares outstanding of 10,958 and 11,088, respectively. For the three months ended June 30, 1999 basic and diluted earnings per share were $0.11 on both basic and diluted weighted average common shares outstanding of 10,707 and 10,708, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 2000, the Company had net income of $1,442 as compared to a net income of $2,094 for the six months ended June 30, 1999.

     Net cash provided by operating activities for the six months ended June 30, 2000 amounted to $1,765. The major items other than earnings were: (i) an increase in inventories of $5,934, (ii) an increase in installment sales receivable of $2,363, (iii) a decrease in accounts payable of $3,963, (iv) an offsetting decrease in accounts receivable of $6,239, (vi) an increase in customer deposits of $2,024 and (vii) accrued and other current liabilities of $23. The increase in inventory levels during the most recent period is attributable to the Company's effort to produce games that will be capitalized as gaming equipment leased to customers when placed at customer sites under lease or license agreements.

     Net cash used in investing activities consisted primarily of investments in property and equipment as well as investments in gaming equipment leased to customers. Net cash provided by financing activities of $4,625 primarily consisted of principal repayments of Term Loan A and Term Loan B, draws under our revolving credit facility, financing under capital leases and exercised employee stock options.

     Our cash balance as of June 30, 2000 was $1,810, up from $48 at December 31, 1999. We expect that cash provided from operating activities as well as our ability to increase the revolving line of credit or term debt by $5,000 and increase our indebtedness for a variety of other specific purposes will be sufficient to meet our requirements during the remainder of 2000.

     On September 2, 1998, we completed the closing of an Amended and Restated Credit Agreement. This agreement was funded by First Source Financial LLP and a consortium of lenders and consisted of a $13,500 fixed rate term loan bearing interest at 10.25% per annum; a $67,500 variable rate term loan bearing interest at either prime plus 225 basis points or LIBOR plus 325 basis points; and a $5,000 variable rate revolving line of credit which bears interest at either prime plus 175 basis points or LIBOR plus 275 basis points. As part of this Amended and Restated Credit Agreement the Company has agreed to: (i) maintain certain financial ratios, (ii) to comply with certain financial covenants, (iii) not to allow the incurrence of additional debt or the payment of cash dividends, unless expressly permitted by the Amended and Restated Credit Agreement and (iv) adhere to a number of other financial restrictions. First Source Financial LLP is acting as the lenders' agent for this transaction. The term loans are due to begin maturing in April 2002 with equal 16.7% principal repayments due every six months until complete maturity on October 24, 2004. As of the date of this filing we have borrowed $4,823 of the funds available under the revolving line of credit and have $177 available under this line. Additionally, we have the ability to increase the revolving line of credit or term loan debt by another $5,000.

     At December 31, 1999 we were in non-compliance with certain covenants for which we have received waivers. Due to the nature of these covenants we found it necessary to amend the existing credit agreement and certain covenants in order to avoid the occurrence of non-compliance during 2000. On April 7, 2000 we completed the Second Amendment to the Amended and Restated Credit Agreement. This amendment, in addition to revising certain covenants during 2000, also provides us with the opportunity to seek additional financing, divest certain assets and repay portions of the term loans without incurring pre-payment penalties. In exchange for this amendment we agreed to a pricing increase on all outstanding debt tranches, which includes Term Loan A, Term Loan B and the Revolver Loan. Term Loan A will bear an variable interest rate equal to the Prime Lending Rate plus 275 basis points or the LIBOR rate plus 375 basis points. Term Loan B will bear a fixed interest rate of 10.75%. The Revolver Loan will bear a variable interest rate equal to the Prime Lending Rate plus 225 basis points or the LIBOR rate plus 325 basis points.

                           MIKOHN GAMING CORPORATION
                          PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

     Certain matters were submitted to the stockholders for their approval or other action at the annual meeting of stockholders, all as set forth in the Company's Proxy Statement dated April 19, 2000, heretofore filed with the Securities and Exchange Commission and incorporated by this reference.

     The annual meeting of stockholders was held on May 9, 2000. On the record date, March 13, 2000, there were 10,891,515 shares of common stock, each share entitled to one vote on all matters properly presented for stockholder action. At the meeting, 5,695,222 shares were represented by proxies and 721,723 shares were present in person.

     Action was taken on the following matters at the meeting:

(a) Election of two Class 2 directors (the directors are divided into three classes and are elected for three-year terms). Only the incumbent Class 2 directors were nominated. The results of the election were as follows:

                                                                              Votes
                         Director                        Votes For          Withheld
                         --------                        ---------          --------
                    James E Meyer                        5,139,665          1,277,280
                    Douglas M. Todoroff                  5,139,665          1,277,280

(b) A proposal to amend the Articles of Incorporation to change the name of the Company from Mikohn Gaming Corporation to "Mikohn Corporation."

               Votes For                Votes Against       Votes Abstain
               ---------                -------------       -------------
               5,736,366                   680,577                -

          The name change also must be approved by the Nevada Gaming Commission. An application for approval is pending. Approval is expected in September or October of the current year.

(c) A proposal to amend the Articles of Incorporation to increase the authorized shares of common stock from 20 million to 100 million shares.

               Votes For                Votes Against       Votes Abstain
               ---------                -------------       -------------
               4,986,240                  1,429,505             1,200

          This amendment has been filed with the Nevada Secretary of State and has become effective.

(d) A proposal to amend the Company's Employee Stock Option Plan by increasing the number of shares allocated to the plan by 500,000 shares, from 2,400,000 to 2,900,000.

               Votes For                Votes Against       Votes Abstain
               ---------                -------------       -------------
               5,022,376                  1,394,569               -

(e) A proposal to amend the Company's Director Stock Option Plan by increasing the number of shares allocated to the plan by 150,000 shares, from 150,000 to 300,000 shares.

               Votes For                Votes Against       Votes Abstain
               ---------                -------------       -------------
               5,517,681                    899,246               -

Item 6 - Exhibits and Reports on Form 8-K

A.        Exhibits:

          27   Financial Data Schedules


B.        Reports on Form 8-K:

          The Company filed a current report on Form 8-K dated June 13, 2000 under Item 4, Changes in Registrant's Certifying Accountant, reporting the dismissal of Deloitte & Touche LLP on June 13, 2000 and replacing them with Arthur Andersen LLP on that same date.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                   MIKOHN GAMING CORPORATION, Registrant



                                   BY: /S/            Donald W. Stevens
                                       -----------------------------------------
                                             Donald W. Stevens, Executive Vice
                                              President, Treasurer, Principal
                                                      Financial Officer
Dated: August 11, 2000