Form 10-Q
period 2000-09-30
MIKOHN GAMING CORP
filed 2000-11-14
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:    September 30, 2000
                               --------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________________________ to ___________________________

Commission File Number:      0-22752
                       -------------------------------------------

                           MIKOHN GAMING CORPORATION
------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                     88-0218876
 ------------------------------              ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


      1045 Palms Airport Drive, P.O. Box 98686, Las Vegas, NV 89193-8686
-----------------------------------------------------------------------------
              (Address of principal executive office and zip code)


                                 (702) 896-3890
           ---------------------------------------------------------
              (Registrant's telephone number, including area code)


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

     YES    X     NO
         -------     ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

       11,067,694               as of               November 3, 2000
  --------------------                           ----------------------
  (Amount Outstanding)                                  (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS


                                                                                                      Page
                                                                                                    --------
Part I       FINANCIAL INFORMATION
             Item 1.      Condensed Consolidated Financial Statements

                          Condensed Consolidated Balance Sheets at September 30, 2000
                          (unaudited) and December 31, 1999                                             2

                          Condensed Consolidated Statements of Operations for the Three and
                          Nine Months Ended September 30, 2000 and 1999 (unaudited)                     4

                          Condensed Consolidated Statements of Cash Flows for the Nine Months
                          Ended September 30, 2000  and 1999 (unaudited)                                5

                          Notes to Condensed Consolidated Financial Statements (unaudited)              6

            Item 2.       Management's Discussion and Analysis of Financial Condition and
                          Results of Operations                                                        13


Part II     OTHER INFORMATION
            Item 4.       Submission of Matters to a Vote of Security Holders                          23

            Item 6.       Exhibits and Reports on Form 8-K                                             23

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)                                                          September 30,
                                                                                   2000             December 31,
                                                                                (unaudited)             1999
                                                                                -------------      ------------
                                ASSETS
                                ------
Current assets:
   Cash and cash equivalents                                                       $  1,424           $     48
   Accounts receivable, net                                                          23,426             30,447
   Notes receivable - related parties - current portion                               1,892              2,144
   Installment sales receivable - current portion                                     2,846              1,030
   Inventories, net                                                                  37,904             26,793
   Prepaid expenses                                                                   6,514              4,582
   Assets held for sale                                                               1,091                781
   Deferred tax asset - current portion                                               1,420              1,420
                                                                                   --------           --------
      Total current assets                                                           76,517             67,245
                                                                                   --------           --------

Installment sales receivable - net of current portion                                   969                865
Notes receivable - related parties - net of current portion                             156                150
Property and equipment, net                                                          25,886             25,385
Intangible assets                                                                    15,542             16,810
Goodwill                                                                             39,163             40,208
Other assets                                                                          8,379              8,423
Deferred tax asset - net of current portion                                           2,914              2,914
                                                                                   --------           --------

Total assets                                                                       $169,526           $162,000
                                                                                   ========           ========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)                                                      September 30,
                                                                                2000               December 31,
                                                                             (unaudited)               1999
                                                                            -------------          -----------

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
   Current portion of long-term debt and notes payable                        $  2,227                $  1,436
   Trade accounts payable                                                       10,961                  11,615
   Customer deposits                                                             3,463                   3,600
   Accrued and other current liabilities                                         7,459                   6,743
   Deferred license fees - current portion                                         451                     451
                                                                              --------                --------
      Total current liabilities                                                 24,561                  23,845
                                                                              --------                --------

Long-term debt - net of current portion                                         87,712                  85,417
                                                                              --------                --------

Deferred license fees - net of current portion                                   1,538                   1,806
                                                                              --------                --------

Stockholders' equity:
   Preferred stock, $.10 par value, 5,000 shares authorized,
      none issued and outstanding
   Common stock, $.10 par value, 100,000 shares authorized,
      11,067 and 10,799 shares issued and outstanding                            1,107                   1,080
   Additional paid-in capital                                                   55,411                  53,350
   Stockholders' notes receivable                                               (1,024)                 (1,251)
   Foreign currency translation                                                   (745)                   (597)
   Retained earnings / (accumulated deficit)                                     1,194                  (1,422)
                                                                              --------                --------
      Subtotal                                                                  55,943                  51,160
   Less treasury stock, 19 shares, at cost                                        (228)                   (228)
                                                                              --------                --------
      Total stockholders' equity                                                55,715                  50,932
                                                                              --------                --------

Total liabilities and stockholders' equity                                    $169,526                $162,000
                                                                              ========                ========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)


(Amounts in thousands except per share amounts)                Three Months Ended                        Nine Months Ended
                                                                  September 30,                            September 30,
                                                               ------------------                        -----------------
                                                            2000                   1999                   2000           1999
                                                          -------                -------                -------        -------
Sales                                                     $28,248                $27,322                $76,522        $81,507
Cost of sales                                              13,835                 14,120                 34,906         41,618
                                                          -------                -------                -------        -------
   Gross profit                                            14,413                 13,202                 41,616         39,889

Selling, general and administrative expenses                9,821                  9,677                 29,941         29,069
                                                          -------                -------                -------        -------
   Operating income                                         4,592                  3,525                 11,675         10,820

Interest expense                                           (2,705)                (2,290)                (7,663)        (6,484)
Other income and expense                                       46                    338                    284            581
                                                          -------                -------                -------        -------
    Income before income tax provision                      1,933                  1,573                  4,296          4,917

Income tax provision                                         (759)                  (311)                (1,680)        (1,561
                                                          -------                -------                -------        -------

Net income                                                $ 1,174                $ 1,262                $ 2,616        $ 3,356
                                                          =======                =======                =======        =======
Weighted average common shares:
   Basic                                                   11,021                 10,730                 10,939         10,704
                                                          =======                =======                =======        =======
   Diluted                                                 11,178                 10,747                 11,077         10,722
                                                          =======                =======                =======        =======
Earnings per share information:
   Basic:                                                 $  0.11                $  0.12                $  0.24        $  0.31
                                                          =======                =======                =======        =======
   Diluted:                                               $  0.11                $  0.12                $  0.24        $  0.31
                                                          =======                =======                =======        =======

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 2000 and 1999 (unaudited)

(Amounts in thousands)

                                                                                             2000                  1999
                                                                                           --------               -------
 Cash flows from operating activities:
    Net income                                                                             $  2,616               $ 3,356
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                                           4,324                 3,671
       Amortization                                                                           3,233                 2,566
       Provision for bad debts                                                                  363                    40
       Reserve for obsolete inventory                                                           442                   316
       Change in exchange rate variance                                                        (148)                  144
    Changes in assets and liabilities:
       Accounts receivable                                                                    6,658                    91
       Notes receivable - related parties                                                       246                  (148)
       Installment sales receivable                                                          (1,920)                  315
       Inventories                                                                          (11,553)               (5,201)
       Prepaid expenses and other assets                                                     (1,061)               (2,577)
       Trade accounts payable                                                                  (654)                3,844
       Accrued and other current liabilities                                                    716                 2,085
       Customer deposits                                                                       (137)                 (998)
                                                                                           --------               -------

 Net cash provided by operating activities                                                    3,125                 7,504
                                                                                           --------               -------

 Cash flows from investing activities:
    Purchase of property and equipment                                                       (1,281)               (2,508)
    Gaming equipment leased to others                                                        (4,797)               (2,634)
    Proceeds from sales of property and equipment                                               943                   889
    Increase in intangible assets                                                              (920)               (4,954)
                                                                                           --------               -------

 Net cash used in investing activities                                                       (6,055)               (9,207)
                                                                                           --------               -------

 Cash flows from financing activities:
    Proceeds from long-term debt and notes payable                                            8,489                 2,426
    Principal payments on notes payable and long-term debt                                   (5,403)               (2,571)
    Principal payments of deferred license fees                                                (268)
    Proceeds from sale of common stock                                                        1,488                   327
                                                                                           --------               -------


 Net cash provided by financing activities                                                    4,306                   182
                                                                                           --------               -------

 Increase (decrease) in cash and cash equivalents                                             1,376                (1,521)

 Cash and cash equivalents, beginning of period                                                  48                 3,732
                                                                                           --------               -------

 Cash and cash equivalents, end of period                                                  $  1,424               $ 2,211
                                                                                           ========               =======


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

  In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at September 30, 2000, the results of its operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

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


NOTE 2 - DIVESTITURE

  On November 4, 1999, the Company entered into a Share Sale Agreement by which the Company sold a 50% interest in its Australian subsidiary, Mikohn Gaming Australasia Pty Limited ("MGA"), to TAB Limited ("TAB") for $4.9 million. The Company also entered into a System Acquisition and Services Agreement (the "System Agreement") with TAB which appointed the Company as the exclusive supplier of the operating system for a wide-area linked progressive jackpot system in New South Wales, Australia. TAB holds exclusive licenses from the New South Wales government to install and operate a progressive jackpot system. The hardware components of the system will be provided at cost. The software will be licensed to TAB for a recurring license fee of $(AUD) 50.00 per month per device with a minimum license fee of $(AUD) 1.5 million per year commencing upon installation of the system. The Australian dollar exchange rate was $0.5492 at September 30, 2000.

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


NOTE 3 - INVENTORIES

  Inventories at September 30, 2000 and December 31, 1999 consist of the following:

                                                                       September 30,                December 31,
                                                                           2000                         1999
                                                                           ----                         ----
Raw materials                                                           $14,491                       $14,616
Finished goods                                                            9,060                         6,247
Work-in-progress                                                         16,070                         7,693
                                                                        -------                       -------
   Subtotal                                                              39,621                        28,556
Reserve for obsolete inventory                                           (1,717)                       (1,763)
                                                                        -------                       -------
   Total                                                                $37,904                       $26,793
                                                                        =======                       =======

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

  On October 2, 1997, the Company filed suit against Acres Gaming, Inc. ("Acres") in the U.S. District Court, Las Vegas, Nevada seeking a declaratory judgment that its MoneyTime(TM) system does not infringe a patent issued to Acres in August 1997 (U.S. Patent No. 5,655,961) and that the Acres patent is invalid (the "'961 Action"). In the '961 Action, the Company asserts claims for relief against Acres for tortious interference with business relationships, tortious interference with prospective business relationships and trade libel. Acres has counterclaimed for patent infringement. Three subsequently filed actions in the same court involving three subsequently issued patents (U.S. Patent Nos. 5,741,183, 5,752,882 and 5,820,459), one filed by the Company against Acres and two filed by Acres against the Company, Casino Data Systems ("CDS"), Sunset Station Hotel & Casino and New York-New York Hotel & Casino, involve claims for patent infringement, non-infringement and invalidity similar to the claims asserted in the '961 Action (the "'183 Action", the "'882 Action" and the "'459 Action"). The '183 Action, the '882 Action and the `459 Action have been consolidated with the '961 Action (the four actions hereafter referred to as the "Consolidated Action"). Discovery in the Consolidated Action has closed. The matter is presently set to go to trial in late February or March 2001. Management believes that the Company will prevail in the Consolidated Action.

  The Company is addressing tax issues relating to its table games operations. They are summarized below:

  New Jersey Sales and Use Tax Audit Issue:  The State of New Jersey (the
  ----------------------------------------
"State") Division of Taxation audited Mikohn's sales tax returns and issued a Notice of Assessment Related to Final Audit Determination in the amount of $406 plus interest of $201. At issue is how the Company accounts for and remits sales and use tax on its table game leases. Previously, the Company remitted the tax on a monthly basis based on the amounts invoiced to its casino customers. It is the State's position and the Company now concurs, that the Company as the lessor of the table game, is the end user and is thus ultimately responsible for the tax at the inception of the lease. At issue is the method of computation of the tax due. It is the Company's contention that the tax should be based upon the lessor's purchase price for the equipment, materials and other tangible personal property purchased for lease rather than on the lease revenue stream. The State has assessed the Company for the entire amount of the tax liability based on the lease revenue stream and interest from the original date of the leases. In July 1999, the Company objected to the assessment, filed a protest and paid the tax due based upon the purchase price of the equipment, materials and other tangible personal property.

  A further issue is the passing of the sales and use tax on to the lessee. The Company's Caribbean Stud(R) Lease Agreement provides, in part, that the "Lessee shall promptly reimburse to Mikohn any personal property taxes, gaming device taxes, and any similar taxes or levies that Mikohn is obligated to pay for tables". The State has already refunded to many of the casinos most of the sales and use tax that was remitted by the Company. Although the casinos are contractually obligated for the payment of sales tax, as it is a pass-through tax, there is no guarantee that the casinos will reimburse the Company for any assessment paid by it.

  International Withholding Tax Issues:  The Company has exposure to potential
  ------------------------------------
additional withholding taxes on payments repatriated by the previous owner of Progressive Games, Inc. estimated at $1,379. The Company has provided to the former owner a Power of Attorney with which to handle the withholding tax issues. To the extent that the Company does not prevail, any payments made may be charged back to the previous owner under the terms of the Stock Purchase Agreement for the acquisition of Progressive Games, Inc. The Company had one year from date of acquisition in which to effect a change in the amount of goodwill. Based on the potential withholding tax exposure, the Company adjusted goodwill in the amount of the $1,379 during August 1999.


NOTE 5 - SEGMENT REPORTING

  The Company operates in five business unit segments: Product Sales, Systems, Table Games, Slot Operations and International. The Product Sales Business Unit segment designs, manufactures and installs interior signage and displays. It also designs, manufactures, installs and maintains exterior signage. In addition, it also manufactures and sells oversized gaming machines, touch-screen multi-game video machines and progressive jackpot systems. The Systems Business Unit segment develops, markets and installs automated data collection systems for player tracking and accounting for gaming machines and table games. The Table Games Business Unit segment places tables under lease or license agreements generating recurring revenues. It owns or licenses the rights to various proprietary table games including the game Caribbean Stud(R). The Slot Operations Business Unit segment leases, licenses and places proprietary gaming machines under lease, structured participation or license agreements generating recurring revenues. It owns or licenses the rights to several categories of proprietary games, including branded slot machines, coin-push gaming machines, oversized gaming machines and touch-screen multi-game video machines. The International Business Unit segment includes the operations of the Company's international operations including those in Europe and Latin America. 50% of the Company's Australian operation was divested late in 1999 and only 50% of its net income after taxes is included in sales. Traditionally, the Company did not allocate corporate expenses to its business unit segments. It is currently in the process of developing a methodology to allocate certain corporate expenses to its business unit segments.

  Business unit segment information for the quarters ended September, 2000 and 1999 consist of:

                                                   Three Months Ended                       Nine Months Ended
                                                      September 30,                           September 30,
                                         -----------------------------------      ----------------------------------
Business Unit Segments                              2000                1999                2000                1999
----------------------                           -------             -------            --------            --------
 Sales:
   Product Sales                                 $16,825             $13,178            $ 41,445            $ 41,826
   Systems                                           498               3,200               3,268               7,764
   Table Games                                     4,438               4,199              15,607              12,387
   Slot Operations                                 3,999               1,680               9,880               4,625
   International                                   2,488               5,065               6,322              14,905
                                                 -------             -------            --------            --------
                                                 $28,248             $27,322            $ 76,522            $ 81,507
                                                 =======             =======            ========            ========

 Gross profit:
   Product Sales                                 $ 6,676             $ 4,697            $ 16,591            $ 16,019
   Systems                                           394               1,831               1,992               4,151
   Table Games                                     4,064               3,934              14,557              11,878
   Slot Operations                                 3,007               1,323               7,124               3,547
   International                                     272               1,417               1,352               4,294
                                                 -------             -------            --------            --------
                                                 $14,413             $13,202            $ 41,616            $ 39,889
                                                 =======             =======            ========            ========

 Operating income:
   Product Sales                                 $ 5,473             $ 3,443            $ 12,943            $ 12,324
   Systems                                           199               1,766               1,472               3,836
   Table Games                                     3,346               3,369              12,633              10,225
   Slot Operations                                 1,708                 582               3,848               1,393
   International                                    (332)                106                (433)                583
   Corporate                                      (5,802)             (5,741)            (18,788)            (17,541)
                                                 -------             -------            --------            --------
                                                 $ 4,592             $ 3,525            $ 11,675            $ 10,820
                                                 =======             =======            ========            ========

 Net income before taxes:
   Product Sales                                 $ 4,148             $ 2,567            $ 10,021            $ 10,138
   Systems                                           (54)              1,547               1,008               3,439
   Table Games                                     2,879               2,992              10,333               8,305
   Slot Operations                                 1,203                 257               2,313                 249
   International                                    (545)                (78)               (907)                226
   Corporate                                      (5,698)             (5,712)            (18,472)            (17,440)
                                                 -------             -------            --------            --------
                                                 $ 1,933             $ 1,573            $  4,296            $  4,917
                                                 =======             =======            ========            ========

Corporate Expense by Function:

                                                   Three Months Ended                       Nine Months Ended
                                                      September 30,                           September 30,
                                         -----------------------------------      ----------------------------------
                                                2000            1999                   2000                1999
    Business Unit Segments
    ----------------------
   Human Resources                               $    97             $   166            $    304            $    464
   Executive and Administration                      646                 623               1,644               1,965
   Finance and MIS                                   702                 535               2,045               1,628
   Legal and Compliance                              600                 397               1,537               1,123
   Corporate Facilities                               81                  92                 247                 270
   Research and Development                          361               1,331               3,566               3,951
   Art and Design                                    242                 358               1,017               1,071
   Corporate Sales                                 1,447               1,215               4,225               4,164
   Marketing                                         478                 455               1,469               1,226
   Depreciation and Amortization                     798                 569               2,384               1,679
   Bad Debts                                         350                                     350
                                                 -------             -------            --------            --------
                                                 $ 5,802             $ 5,741            $ 18,788            $ 17,541
                                                 =======             =======            ========            ========

                                                   Three Months Ended                       Nine Months Ended
                                                      September 30,                           September 30,
                                         -----------------------------------      ----------------------------------
Geographic Operations                              2000                 1999                2000                1999
---------------------                           -------              -------             -------             -------
 Sales:
    North America                               $25,760              $22,257             $70,200             $66,602
    Australasia                                     (13)               2,271                (183)              5,866
    Europe / Africa                               2,095                2,295               5,355               7,617
    South America                                   406                  499               1,150               1,422
                                                -------              -------             -------             -------
                                                $28,248              $27,322             $76,522             $81,507
                                                =======              =======             =======             =======

 Gross profit:
    North America                               $14,141              $11,784             $40,263             $35,594
    Australasia                                     (13)                 738                (183)              1,712
    Europe / Africa                                 169                  519               1,093               1,953
    South America                                   116                  161                 443                 630
                                                -------              -------             -------             -------
                                                $14,413              $13,202             $41,616             $39,889
                                                =======              =======             =======             =======

 Operating income:
    North America                               $ 4,924              $ 3,379             $12,108             $10,236
    Australasia                                     (13)                  71                (183)                (55)
    Europe / Africa                                (188)                 298                  54                 681
    South America                                  (131)                (223)               (304)                (42)
                                                -------              -------             -------             -------
                                                $ 4,592              $ 3,525             $11,675             $10,820
                                                =======              =======             =======             =======

                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                            ---------------------     ------------------------
   Geographic Operations      2000         1999         2000            1999
   ---------------------    -------       -------      -------         -------
 Net income before taxes:
    North America           $ 2,274       $ 1,788      $ 4,754         $ 5,208
    Australasia                 (13)         (116)        (183)           (551)
    Europe / Africa            (192)          168           18             390
    South America              (136)         (267)        (293)           (130)
                            -------       -------      -------         -------
                            $ 1,933       $ 1,573      $ 4,296         $ 4,917
                            =======       =======      =======         ======

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


NOTE 7 - COMMON STOCK

  During the quarter ended September 30, 2000 and 1999, the Company issued common stock as follows:

                                                         September 30,
                                                      -------------------
                                                       2000          1999
                                                      -----         -----
Common stock issuance:
   Stock options exercised                            $  61         $
   Employee stock purchase plan                         168           151
   Notes receivable from shareholders                                (114)
                                                      -----         -----
                                                      $ 229         $  37
                                                      =====         =====

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


SIGNIFICANT TRENDS

Slot Market Trends
------------------

  The Company leases slot machines to casinos in exchange for either a percentage of the machine win or a fixed lease amount. There are several significant trends that the Company believes will have an effect on its ability to compete successfully in this market.

  The market is rapidly shifting to video slot machines in place of the traditional reel spinning slots machines. The most successful video games in this market are the lower denomination multi-coin and multi-line machines. The Company is developing its new games using this type of slot machine. Branded games that use widely known consumer game and entertainment brand names have become popular and are a noticeable trend in the marketplace. The Company has concentrated on this segment of the market and is developing games under the Yahtzee(R), Battleship(R), and Ripley's Believe It or Not(R) brands. The Company also holds rights to other well-known brands. Branded games have been the most successful slot machines, thus allowing manufacturers to lease these games to casinos rather than selling them outright.

The Company has elected to concentrate on this market, which generally offers much higher gross margins.

  The Company has been successful in bringing its Yahtzee slot games to market and as of September 30, 2000 has over 1,500 units on lease in casinos. The Battleship(R) video slot machine is just being introduced to the market and the Company's backlog of orders for Yahtzee(R) and Battleship(R) exceeded 900 units as of September 30, 2000.

California Casino Market
------------------------

  California voters approved Native American casinos in March, 2000. Prior to this election, tribal casinos operated in California but, for regulatory reasons, the Company was prohibited from selling or leasing equipment into this market. The March, 2000 referendum established this as a viable market for the Company and the Company began to sell its products to California tribal casinos. The enabling regulations in California establish a system to allocate a fixed number of slot machines among the many tribes that have announced plans to operate casinos. Each tribe has a deadline to place slot machines onto their casino floors or they risk losing their slot allocation. This deadline has had an effect on the Company's California operations. Leased slot machine orders have benefited from these deadlines because the casinos have established the placement of slot machines as their top priority. As of September 30, 2000, the Company has received orders for 344 leased game units most of which are slot machines. The Company believes that the market for its visual display products will develop at a slower pace than its slot machine business as many of the tribes are capital constrained and will place slot machines on their floors first without visual displays. The Company believes that as the market becomes more competitive and the tribes establish cash flow from their operations the demand for visual displays will increase.

New Casino Construction
-----------------------

  The Company benefits from new casino construction in all of its product segments but most significantly in its Product Sales Business Unit segment which sells signs, progressive jackpot systems and slot machines. It has a dominant market share in interior visual displays and the related electronic components that go with these displays. The Company has received many large orders for these products from new casinos over the last several years. The recent boom in construction in Las Vegas, Nevada, Detroit, Michigan, the riverboat market and Ontario, Canada has subsided and will be somewhat offset by new casino construction in California. The demand for the Company's products within the Product Sales Business Unit segment has declined over the last three years due to lower construction levels. The Company expects its sales in this business unit segment to be comparable to levels experienced in 1999 and 2000.


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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

SALES / GROSS PROFIT

                                                                                                   Change
                                                                                    ------------------------------------
Business Unit Segment:                        2000                   1999              Amount                    %
----------------------                      -------                -------          -------------          -------------
Sales:
   Product Sales                            $41,445                $41,826              $  (381)                -0.9%
   Systems                                    3,268                  7,764               (4,496)               -57.9%
   Table Games                               15,607                 12,387                3,220                 26.0%
   Slot Operations                            9,880                  4,625                5,255                113.6%
   International                              6,322                 14,905               (8,583)               -57.6%
                                   ----------------       ----------------       --------------

   Total                                    $76,522                $81,507              $(4,985)                -6.1%
                                   ================       ================       ==============

Percentage to total sales:
--------------------------
   Product Sales                               54.1%                  51.3%
   Systems                                      4.3%                   9.5%
   Table Games                                 20.4%                  15.2%
   Slot Operations                             12.9%                   5.7%
   International                                8.3%                  18.3%
                                   ----------------       ----------------

   Total                                      100.0%                 100.0%
                                   ================       ================

                                                                                                    Change
                                                                                    -------------------------------------
Business Unit Segment:                        2000                   1999               Amount                    %
----------------------                      -------                -------          --------------          -------------
Gross profit:
   Product Sales                            $16,591                $16,019              $   572                  3.6%
   Systems                                    1,992                  4,151               (2,159)               -52.0%
   Table Games                               14,557                 11,878                2,679                 22.6%
   Slot Operations                            7,124                  3,547                3,577                100.8%
   International                              1,352                  4,294               (2,942)               -68.5%
                                   ----------------       ----------------       --------------

   Total                                    $41,616                $39,889              $ 1,727                  4.3%
                                   ================       ================       ==============

Gross profit margin:
--------------------
   Product Sales                               40.0%                  38.3%
   Systems                                     61.0%                  53.5%
   Table Games                                 93.3%                  95.9%
   Slot Operations                             72.1%                  76.7%
   International                               21.4%                  28.8%

   Total                                       54.4%                  48.9%

Product Sales:
--------------

  Revenues in the Product Sales segment for the nine months ended September 30, 2000 were $41,445 compared to $41,826 during the comparable period in 1999. Gross profits for the current year were $16,591 up 3.6% from $16,019 last year. The gross margin of 40.0% increased from 38.3% last year.

Systems:
--------

  Systems revenues for the nine month period in 2000 were $3,268 a reduction of 57.9% from $7,764 in the previous year. Systems revenues last year benefited from large sales in Ontario, Canada and Detroit, Michigan. No major new systems contracts have been recorded in 2000. Systems gross profit for the nine months was down 52.0% to $1,992 from $4,151 and was caused by the decline in revenues.

Table Games:
------------

  Table Games revenues of $15,607 for the 2000 nine month period were up 26.0% from the $12,387 revenues in the comparable period last year. The increase was primarily due to a $2,588 sale of internet and video rights to certain games in the second quarter of 2000. Gross profit for the nine months ended September 30, 2000 was $14,557 up 22.6% from $11,878 in last year's nine month period. Again, the increase was due to the sale of internet and video rights. The gross margin for the 2000 period was 93.3% compared to 95.9% last year and the decline was caused by higher maintenance costs. As of September 30, 2000, the Company had 1,116 table games on lease.

Slot Operations:
----------------

  Slot Operations revenues for the nine month period ended September 30, 2000, were $9,880 up 113.6% from $4,625 in the previous year. The increase was due to the successful introduction of the Yahtzee(R) slot product, which had revenues of $6,027 in 2000 compared to none in 1999. The increase from Yahtzee(R) slots was partially offset from a decrease in revenues from other leased slots of $772. Gross profit was up 100.8% to $7,124 from $3,547 in last year's nine month period. The increase was due to the increase in revenues, however the gross margin for 2000 was 72.1% down from last year's 76.7%. The reduction in gross margin was due to higher maintenance costs.

International:
--------------

  Revenues for the International segment for the nine months ended September 30, 2000, were $8,583 down 57.6% from $14,905 in 1999's nine month period. The $8,583 revenue reduction was primarily the result of the change in reporting for our 50% owned Australian operation from consolidated to the equity method of accounting. The Australian subsidiary was wholly owned in 1999 and had $5,866 in revenues for the nine month period and in 2000 under the equity method of reporting it included only the $183 loss in revenues. The European subsidiary reported revenues of $5,355 for the nine months period in 2000 down 29.7% from $7,617 in the previous year. All business unit segments revenues were lower in Europe for the 2000 period. South America also reported lower revenues of $1,150 down 19.1% from $1,422 in the previous year.

  Gross profit from the International segment in the nine month period ended September 30, 2000 was $1,352 down 68.5% from $4,294 in the comparable 1999 period. The change to the equity method of reporting the Australian subsidiary caused $1,895 of the decline. The European subsidiary also had a reduction in gross profit of $860 due to the lower sales levels. The South American subsidiary also reported reduced gross profit of $187 caused by the lower revenue results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses in total were $29,941 for the nine month period ended September 30, 2000 up 3.0% over the comparable 1999 period. Selling and marketing expenses were $10,321 for the 2000 nine month period compared to $10,349 in the 1999 period. General and administrative expenses were $8,195 for the nine months ended September 30, 2000 compared to $8,112 in the comparable 1999 period. Research and developments costs were $3,869 for the 2000 period compared to $4,372 in 1999. The reduction in research and development costs was due to engineering staff working on work-in-process inventory projects rather than the traditional research and development projects. Depreciation for the nine month period in 2000 was $4,324 up 17.8% from $3,671 in 1999 due to the increase in the placement of leased slot machines. Amortization for the nine month period in 2000 was $3,233 up 25.7% from $2,566 in 1999. The increase was due primarily to the amortization of license rights acquired in the fourth quarter of 1999.

INTEREST EXPENSE
----------------

  Interest expense for the nine months ended September 30, 2000 was $7,663 up 18.2% from $6,484 in the 1999 comparable period which was due to a increase in the balance of interest bearing liabilities, an increase in the interest rates due to higher market rates on our floating rate debt and a 0.5% increase in the negotiated rate of our $86.0 million debt facility that took place in the first quarter of 2000. The average interest rate for the nine month period ended September 30, 2000 was 10.3% compared to an 8.9% average interest rate for the comparable period in 1999.

OTHER INCOME AND EXPENSE

  Other income and expense was $284 for the nine months ended September 30, 2000 compared to $581 for the comparable 1999 period. The decrease was primarily due to a one-time $271 profit on the sale of our Gulfport, Mississippi facility in 1999.

INCOME TAX PROVISION

  Income taxes for the nine months ended September 30, 2000 were $1,680 for an effective tax rate of 39.1% as compared to $1,561 and an effective tax rate of 31.7% for the nine months ended September 30, 1999. The increase in the current nine month period tax rate was due to a research and development tax credit that was recorded in the third quarter of 1999. The current period's tax rate is more indicative of the tax rate on a going-forward basis.

EARNINGS PER SHARE
------------------

  Both basic and diluted earnings per share for the nine months ended September 30, 2000 were $0.24 with basic and diluted weighted average common shares outstanding of 10,939 and 11,077, respectively. For the nine months ended September 30, 1999 basic and diluted earnings per share were $0.31 on both basic and diluted weighted average common shares outstanding of 10,704 and 10,722, respectively.


Three Months Ended September 30, 2000 and 1999
----------------------------------------------

SALES / GROSS PROFIT

                                                                                                    Change
                                                                                    -------------------------------------
Business Unit Segment:                       2000                   1999                Amount                    %
-----------------------------               -------                -------          --------------          -------------
Revenues:
   Product Sales                            $16,825                $13,178             $ 3,647                   27.7%
   Systems                                      498                  3,200              (2,702)                 -84.4%
   Table Games                                4,438                  4,199                 239                    5.7%
   Slot Operations                            3,999                  1,680               2,319                  138.0%
   International                              2,488                  5,065              (2,577)                 -50.9%
                                            -------                -------             -------
   Total                                    $28,248                $27,322             $   926                    3.4%
                                            =======                =======             =======

Percentage to total revenues:
   Product Sales                               59.5%                  48.2%
   Systems                                      1.8%                  11.7%
   Table Games                                 15.7%                  15.4%
   Slot Operations                             14.2%                   6.2%
   International                                8.8%                  18.5%
                                              -----                  -----
   Total                                      100.0%                 100.0%
                                              =====                  =====

                                                                                                    Change
                                                                                     ------------------------------------
Business Unit Segment:                        2000                   1999              Amount                    %
---------------------                       -------                -------          --------------          -------------
Gross profit:
   Product Sales                            $ 6,676                $ 4,697                 $ 1,979                   42.1%
   Systems                                      394                  1,831                  (1,437)                 -78.5%
   Table Games                                4,064                  3,934                     130                    3.3%
   Slot Operations                            3,007                  1,323                   1,684                  127.3%
   International                                272                  1,417                  (1,145)                 -80.8%
                                            -------                -------                 -------                  -----
   Total                                    $14,413                $13,202                 $ 1,211                    9.2%
                                            =======                =======                 =======

Gross profit margin:
   Product Sales                               39.7%                  35.6%
   Systems                                     79.1%                  57.2%
   Table Games                                 91.6%                  93.7%
   Slot Operations                             75.2%                  78.8%
   International                               10.9%                  28.0%

   Total                                       51.0%                  48.3%

Product Sales:
--------------

  Revenues for the quarter ended September 30, 2000 in the Product Sales segment were $16,825 up 27.7% from $13,178 in the comparable period in the prior year. Our interior visual display sales of $6,051 were up 33.7% from last year's sales of $4,526. Exterior sign sales were $5,823 up 48.4% from last year's $3,925. Interior visual displays and exterior sign sales increased due to a large sale to the new Aladdin Casino in Las Vegas, Nevada. Sales to the Aladdin Casino in
the third quarter of 2000 amounted to $3,264.   Slot machine sales of $838 were
up 166.9% from last year's $314 due to sales into the California market which did not exist last year. Service sales of $600 were down 45.7% from last year's $1,104 due to more of our service department's efforts being devoted to service of our Slot Operations business segment which are eliminated instead of service invoiced to customers.

  Gross profit for product sales was $6,676 for the three months ended September 30, 2000 up 42.1% from $4,697 in the comparable period in the prior year. The increase was due mostly to an increase in revenues, which accounted for $1,289 of the increased gross profit; however, the increase in gross margin from 35.6% to 39.7% accounted for another $690 of the increase. Within the Product Sales business segment the gross margin on interior signs improved from 40.2% to 55.2% which contributed $501 to the gross profit increase. Exterior signs had gross profit of $839 compared to $737 last year. The exterior sign gross margin was 14.4% compared to 18.8% last year. We expected improved margins in exterior signs but experienced significant rework expenses related to two jobs incorporating our new LED technology. These jobs experienced cost overruns exceeding $800 related to the rework compared to the original estimated project costs.

Systems:
--------

  Revenues for the quarter ended September 30, 2000 in the Systems segment were $498 down 84.4% from $3,200 in the comparable period in the prior year due to major sales in the 1999 quarter in Ontario, Canada and Detroit, Michigan. Gross profit was $394 down 78.5% from the 1999 quarter primarily due to the reduction in revenues. The gross margin was 79.1% up from 57.2% last year due to the reduced sales this year being comprised more of high margin licensing and software revenues.

Table Games:
------------

  Revenues for the quarter ended September 30, 2000 in the Table Games segment were $4,438 up 5.7% from the comparable period in the prior year. The leased table game unit base has been flat over the last year and the increase in revenues has been due to an increase in the average price per unit. Table Games gross margin for the quarter was 91.6% compared to 93.7% last year with the decrease coming from higher maintenance expenses.

Slot Operations:
----------------

  Revenues for the quarter ended September 30, 2000 in the Slot Operations segment were $3,999 up 138.0% from $1,680 in the comparable period in the prior year. This increase is driven by the continued increase in the placement of leased Yahtzee(R) slots. We had approximately 1,500 Yahtzee(R) slots placed at the end of the quarter versus none in the prior year. Gross profit on Slot Operations was up accordingly, with an increase of 127.3%. The gross margin was reduced slightly from 78.8% to 75.2% due to additional service requirements of the Yahtzee(R) video slot.

International:
--------------

  Revenues for the quarter ended September 30, 2000 in the International segment were $2,577 down 50.9% from $5,065 in the comparable period in the prior year. The principle reason for the reduction is that our Australian subsidiary is no longer consolidated due to the sale of a 50% interest to TAB Limited in the fourth quarter of 1999. Sales of that subsidiary in the 1999 quarter were $2,271. In 2000 the Australian subsidiary had a $13 loss for the quarter which was included in the International segment revenues.

  Gross profit for the international subsidiaries was $272 down 80.8% from 1999 gross profit of $1,417. The non-consolidation of the Australian subsidiary caused $738 of the reduction while $350 was caused by lower gross profits in Europe due to higher than normal manufacturing overhead costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses for the quarter ended September 30, 2000 were $9,821 up $1.5% from $9,677 in the comparable period in the prior year. Within this expense category selling and marketing costs were $3,474 in 2000 down 1.7% from $3,535 in 1999. General and administrative expenses were $3,185 up 27.1% from $2,505 in 1999. This difference was primarily due to a $536 increase in bad debt expense. Research and development expense of $465 was down from $1,503 last year due to engineering staff working on work-in-process inventory projects rather than the traditional research and development projects. Depreciation for the quarter ended September 30, 2000 was $1,602, an increase of 26.4% over last year's depreciation of $1,267. The increase is primarily due to an increase in our slot machine units on lease. Amortization for the quarter was $1,087 up 25.7% from $865 in the comparable quarter last year. The increase was primarily due to the amortization of a license acquired in the fourth quarter of 1999.

INTEREST EXPENSE

  Interest expense for the quarter ended September 30, 2000 was $2,705 up 18.1% from $2,290 in the comparable period in the prior year which was due to a rise in the balance of interest bearing liabilities, an increase in the interest rates due to higher market rates on our floating rate debt and a 0.5% increase in the negotiated interest rate on our $86.0 million debt facility that took place in the first quarter of 2000. The average interest rate for the quarter ended September 30, 2000 was 10.7% compared to a 9.5% average interest rate for the comparable period in the prior year.

OTHER INCOME AND EXPENSE

  Other income and expense for the quarter ended September 30, 2000 was $46 down 86.4% from $338 in the comparable period in the prior year. This decrease was primarily due to a one-time $271 profit on the sale of our Gulfport, Mississippi facility in 1999.

INCOME TAX PROVISION

  Income tax provision for the quarter period ended September 30, 2000 was $759 for an effective tax rate of 39.3% as compared to $311 and an effective tax rate of 19.8% in the comparable period in the prior year. The increase in the current quarter tax rate was due to a research and development tax credit that was recorded in the third quarter of 1999.

EARNINGS PER SHARE

  Both basic and diluted earnings per share for the quarter ended September 30, 2000 were $0.11 with basic and diluted weighted average common shares outstanding of 11,021 and 11,178, respectively. For the quarter ended September 30, 1999 basic and diluted earnings per share were $0.12 on both basic and diluted weighted average common shares outstanding of 10,730 and 10,747, respectively.


LIQUIDITY AND CAPITAL RESOURCES

  For the nine months ended September 30, 2000, net income was $2,616 compared to a net income of $3,356 for the comparable period in 1999.

  Net cash provided by operating activities for the nine months ended September 30, 2000 amounted to $3,125. The major items other than earnings were: (i) an increase in inventories of $11,553 which was primarily due to an increase in slot machines waiting for installation following regulatory approvals, (ii) an increase in installment sales receivable of $1,920, (iii) a decrease in accounts payable of $654, (iv) an offsetting decrease in accounts receivable of $6,658, and (v) an increase in accrued and other current liabilities of $716.

  Net cash used in investing activities of $6,055 consisted primarily of investments in property and equipment as well as investments in gaming equipment leased to customers. Net cash provided by financing activities of $4,306 primarily consisted of draws under our revolving credit facility, financing under capital leases and employee stock option exercises which were offset by principle repayments of Term Loan A and Term Loan B.

  Our cash balance as of September 30, 2000 was $1,424, up from $48 at December 31, 1999. We expect that cash provided from operating activities as well as our ability to increase the revolving line of credit or term debt by $5,000 and increase our indebtedness for a variety of other specific purposes will be sufficient to meet our requirements during the remainder of 2000.

  On September 2, 1998, we completed the closing of an Amended and Restated Credit Agreement. This agreement was funded by First Source Financial LLP and a consortium of lenders and consisted of a $13,500 fixed rate term loan bearing interest at 10.25% per annum; a $67,500 variable rate term loan bearing interest at either prime plus 225 basis points or LIBOR plus 325 basis points; and a $5,000 variable rate revolving line of credit which bears interest at either prime plus 175 basis points or LIBOR plus 275 basis points. As part of this Amended and Restated Credit Agreement the Company has agreed to:
(i) maintain certain financial ratios, (ii) comply with certain financial covenants, (iii) not allow the incurrence of additional debt or the payment of cash dividends, unless expressly permitted by the Amended and Restated Credit Agreement and (iv) adhere to a number of other financial restrictions. First Source Financial LLP is acting as the lenders' agent for this transaction. The term loans are due to begin maturing in April 2002 with equal 16.7% principal repayments due every six months until complete maturity on October 24, 2004. As of the date of this filing we have borrowed $4,623 of the funds available under the revolving line of credit and have $377 available under this line. Additionally, we have the ability to increase the revolving line of credit or term loan debt by another $5,000.

  At December 31, 1999 we were in non-compliance with certain covenants for which we received waivers. Due to the nature of these covenants we found it necessary to amend the existing credit agreement and certain covenants in order to avoid the occurrence of non-compliance during 2000. On April 7, 2000, we completed the Second Amendment to the Amended and Restated Credit Agreement. This amendment, in addition to revising certain covenants during 2000, also provides us with the opportunity to seek additional financing, divest certain assets and repay portions of the term loans without incurring pre-payment penalties. In exchange for this amendment we agreed to a pricing increase on all outstanding debt tranches, which includes Term Loan A, Term Loan B and the Revolver Loan. Term Loan A will bear a variable interest rate equal to the Prime Lending Rate plus 275 basis points or the LIBOR rate plus 375 basis points. Term Loan B will bear a fixed interest rate of 10.75%. The Revolver Loan will bear a variable interest rate equal to the Prime Lending Rate plus 225 basis points or the LIBOR rate plus 325 basis points.

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



                                      MIKOHN GAMING CORPORATION, Registrant


                                      BY: /S/  Donald W. Stevens
                                         -------------------------------------
                                           Donald W. Stevens, Executive Vice
                                            President, Treasurer, Principal
                                                  Financial Officer
Dated:  November 13, 2000