Form 10-K405/A
period 1999-12-31
MIKOHN GAMING CORP
filed 2001-01-30
CIK 912241

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
-----   Act of 1934 for the fiscal year ended December 31, 1999 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number: 0-22752

                          MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)


                 Nevada                                        88-0218876
--------------------------------------------------------------------------------
       (State or other jurisdiction                          (IRS Employer
     of incorporation or organization)                     Identification No.)

             920 Pilot Road,
     (Formerly 1045 Palms Airport Dr.),
      P. O. Box 98686, Las Vegas, NV                              89119
--------------------------------------------------------------------------------
  (Address of principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code: (702) 896-3890
                                                   -----------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirement for the past 90 days. Yes X No___
                                             ---

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

                                       I

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Part III hereof incorporates by reference portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000 (to be filed with the Securities and Exchange Commission within 120 days after December 31,
1999).

                                      II

                               CAUTIONARY NOTICE

     This Annual Report of Mikohn Gaming Corporation on Form 10-K/A contains forward-looking statements subject to the "safe harbor" legislation appearing at
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements expressing expectations regarding the Company's future and projections relating to products, sales, revenues and earnings are typical of such statements.

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

                                      III

                           MIKOHN GAMING CORPORATION
                     ANNUAL REPORT ON FORM 10-K/A FOR THE
                         YEAR ENDED DECEMBER 31, 1999


                               TABLE OF CONTENTS

                Item 1 of Part I and Items 6, 7, 8 and 9 of Part II of the
                Registrant's Form 10-K for the year ended December 31, 1999 are hereby amended to read as follows:

                                               PART I
Item 1.         Business...............................................................     2
Item 2.         Properties.............................................................    23
Item 3.         Legal Proceedings......................................................    23
Item 4.         Submission of Matters to a Vote of Security Holders....................    24

                                              PART II

Item 5.         Market for Registrant's Common Stock and Related Security Holder
                Matters................................................................    25
Item 6.         Selected Financial Data................................................    26
Item 7.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations..................................................    27
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.............    38
Item 8.         Consolidated Financial Statements and Supplementary Data...............    39
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure...................................................    80

                                              PART III

Item 10.        Directors and Executive Officers of the Registrant.....................    80
Item 11.        Executive Compensation.................................................    80
Item 12.        Security Ownership of Certain Beneficial Owners and Management.........    80
Item 13.        Certain Relationships and Related Transactions.........................    80

                                              PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K........    80

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

     The Company conducts its operations directly and through subsidiaries that are generally wholly owned. The Company's primary domestic subsidiaries are Mikohn Nevada, Progressive Games, Inc. (PGI), MGC, Inc., Mikohn International, Inc. and Casino Excitement, Inc. The Company's primary foreign subsidiaries are Mikohn Europe, B.V., a Netherlands corporation, Mikohn Australasia Pty., Ltd., an Australian joint venture and Mikohn South America, S.A., a Peruvian corporation. In November 1999, Mikohn sold 50% of the issued shares in the capital of Mikohn Australasia Pty., Ltd. to TAB Limited. (See Note 1 - Organization and Note 22 - Restatement in the Notes to Consolidated Financial Statements).

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

     The address of the Company's headquarters office is 920 Pilot Road, (formerly 1045 Palms Airport Drive), Las Vegas, Nevada 89119 and its telephone number is (702) 896-3890.

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

Operations

     For the periods reported, the Company's worldwide operations are concentrated in three principal business segments: (i) signs, (ii) gaming products and (iii) gaming operations. Set forth below is a description of each of the Company's three principal business segments. For the financial results by the Company's business unit segments see Note 20 - Segment Reporting in the Notes to Consolidated Financial Statements.

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

Table Games.

     Tre' Card Stud(TM). Tre' Card Stud(TM) is a new three card stud poker game.
     ------------------
This is a fast-paced, fun game in which all hands including the dealer's hand have only three cards. Players ante one unit to receive hands of three cards, face down, and at this point may either call with a bet of two units (twice the ante) or fold. The dealer needs a certain combination of cards to play. An optional additional bet may be made for bonus jackpots on certain hands. The game is approved in Mississippi and under submission to regulatory authorities in Nevada.

     Caribbean Stud(R). Caribbean Stud(R) is one of the most popular table games
     -----------------
in the gaming industry and the most popular proprietary table game in the world. More than 900 Mikohn Caribbean Stud(R) tables are in service worldwide, in more than 370 casinos in 38 jurisdictions. Mikohn does not have the rights to Caribbean Stud(R) in Nevada. Caribbean Stud(R) allows a player to make two wagers, one that pays if the player's hand beats the dealer's hand and one that pays either a flat fee jackpot or a portion of a progressive jackpot if the player receives a flush or better. In order to win 100% of the jackpot, the player must have placed the optional side-bet and have been dealt a royal flush. Jackpots of lesser amounts are awarded for a straight flush, four of a kind, full house and flush. Caribbean Stud(R) table games have been available in casinos since 1988.

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

===============================================================================================
                                                                  Area
                     Location / Activity                       (Sq. Ft.)    Owned / Leased
                     -------------------                       ---------    --------------
Las Vegas, NV - Corporate Administration                           36,429       Leased
Las Vegas, NV - Interior Signs - Manufacturing                     47,350        Owned
Las Vegas, NV - Exterior Signs - Manufacturing                     45,976        Owned
Las Vegas, NV - Games And Electronics - Manufacturing              85,638       Leased
Las Vegas, NV - Engineering And Service                            30,500       Leased
===============================================================================================

===============================================================================================
                                                                  Area
                     Location / Activity                       (Sq. Ft.)    Owned / Leased
                     -------------------                       ---------    --------------
Las Vegas, NV - Slot Glass / Human Resources                       17,225       Leased
Reno, NV - Administration / Service                                 8,575       Leased
Gulfport, MS - Manufacturing                                       28,000       Leased
Hurricane, UT - Manufacturing                                      79,230       Leased
Rapid City, SD - Manufacturing  *                                  48,881        Owned
Kansas City, MO - Service                                           1,650       Leased
Ft. Lauderdale, FL - Service                                       11,000       Leased
Golden, CO - Service                                                3,000       Leased
Egg Harbor, NJ - Service                                            2,800       Leased
Pleasantville, NJ - Manufacturing and Service                       7,000       Leased
Amsterdam, The Netherlands - Manufacturing                         20,000       Leased
Lima, Peru - Manufacturing                                         35,674       Leased
                                                                ---------
 .   Closed in 1999 and sold in March 2000                         508,928
                                                                =========
===============================================================================================

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

Backlog

     As of December 31, 1999, 1998, and 1997, the Company had backlogs of orders, believed to be firm, of $16.8 million, $22.0 million and $19.4 million, respectively. Orders in the backlog at December 31/st/ typically are filled within 120 days.

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

                                         High       Low
                                         ----       ---
1999
----
   First Quarter                        $ 4.500    $ 2.875
   Second Quarter                         4.063      2.750
   Third Quarter                          4.875      3.563
   Fourth Quarter                         5.750      3.875

1998
----
   First Quarter                        $ 8.750    $ 6.750
   Second Quarter                         7.750      5.875
   Third Quarter                          7.375      3.875
   Fourth Quarter                         5.750      3.500

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

Item 6. Selected Financial Data

    The table below sets forth a summary of selected financial data of the Company for the five years ended December 31 (in thousands except per share amounts):

                                            1999 (1)        1998         1997        1996        1995
                                            --------        ----         ----        ----        ----
                                                 As Restated (2)
                                                 ---------------
Statement of Operations Data:
  Net sales                                 $  106,884     $ 99,032     $ 98,548    $ 91,402    $ 77,796
  Cost of sales                                 54,846       60,163       61,200      59,647      54,876
                                           ------------  -----------  -----------  ----------  ----------
  Gross profit                                  52,038       38,869       37,348      31,755      22,920
  Selling, general and administrative           41,966       38,982       31,073      29,190      29,186
  Write-off of assets and other                  1,352        4,493                                3,572
                                           ------------  -----------  -----------  ----------  ----------
  Operating income (loss)                        8,720       (4,606)       6,275       2,565      (9,838)
  Interest expense                              (8,850)      (5,115)      (2,555)     (1,934)     (1,126)
  Other income and expense                         720          112           11         410         666
                                           ------------  -----------  -----------  ----------  ----------
  Income (loss) before income taxes                590       (9,609)       3,731       1,041     (10,298)
  Income tax (provision) benefit                   342        3,335       (1,357)       (429)      3,650
                                           ------------  -----------  -----------  ----------  ----------
  Income (loss) before extraordinary
   item                                            932       (6,274)       2,374         612      (6,648)
  Extraordinary loss (net of taxes)                          (1,752)
                                           ------------  -----------  -----------  ----------  ----------
  Net income (loss)                         $      932     $ (8,026)    $  2,374    $    612    $ (6,648)
                                           ============  ===========  ===========  ==========  ==========

Weighted average common shares outstanding:
  Basic                                         10,720       10,527        9,952       9,847       9,802
                                           ============  ===========  ===========  ==========  ==========
  Diluted                                       10,784       10,527       10,057      10,070       9,802
                                           ============  ===========  ===========  ==========  ==========
Income (loss) from continuing operations
before extraordinary loss per
common share:

  Basic                                     $     0.09     $  (0.60)    $   0.24    $   0.06    $  (0.68)
                                           ============  ===========  ===========  ==========  ==========
  Diluted                                   $     0.09     $  (0,60)    $   0.24    $   0.06    $  (0.68)
                                           ============  ===========  ===========  ==========  ==========

Net income (loss) per common share:

  Basic                                     $     0.09     $  (0.76)    $   0.24    $   0.06    $  (0.68)
                                           ============  ===========  ===========  ==========  ==========
  Diluted                                   $     0.09     $  (0.76)    $   0.24    $   0.06    $  (0.68)
                                           ============  ===========  ===========  ==========  ==========

Balance Sheet Data:
  Total assets                              $  178,295     $167,841     $ 97,588    $ 90,453    $ 86,324
  Total debt / obligations                     108,221      101,612       30,226      22,719      23,091
  Stockholders' equity                          48,116       46,727       52,570      50,144      49,352

(1) In December 1999, the Company sold 50% of the issued shares in the capital of Mikohn Australasia Pty, Ltd. (See Note 1 - Organization and Note 22 - Restatement in the Notes to Consolidated Financial Statements.)

(2) For a description of the restatements, see Note 22 - Restatement in the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Background Information

    For background information on the formation and history of the Company, the public sale of its Common Stock and the acquisitions of its principal business units, see Note 1 - Organization in the Notes to Consolidated Financial Statements.

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

    As the Company has realigned the reporting of its business units, certain items of prior year revenue and expense have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated. Amounts reported in prior years have been adjusted to be consistent with the Company's current reporting of intercompany activity. All amounts reported in this section are rounded to the nearest thousand unless otherwise stated. All percentages reported are based on those rounded numbers. See Note 20 - Segment Reporting in the Notes to Consolidated Financial Statements.

    The Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1999, 1998 and 1997 presented below reflect certain restatements to the Company's previously reported results of operations for these periods. See Note 22 - Restatement in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
---------------------------------------------------------------------

SALES

                                                                  Change
                                                                  ------
      Business Segment              1999        1998        Amount         %         Comment
      -----------------             ----        ----        ------         -         -------
 Revenues:
    Signs                           $46,278     $50,840      $(4,562)      -9.0%        1
    Gaming products                  33,541      36,216       (2,675)      -7.4%        2
    Gaming operations                27,065      11,976       15,089      126.0%        3
                                 -----------  ----------  -----------
                                   $106,884     $99,032       $7,852        7.9%
                                 ===========  ==========  ===========

 Percentage of total revenues:
    Signs                              43.3%       51.3%
    Gaming products                    31.4%       36.6%
    Gaming operations                  25.3%       12.1%
                                 -----------  ----------
                                      100.0%      100.0%
                                 ===========  ==========

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

GROSS PROFIT

                                                                 Change
                                                                 ------
     Business Segment             1999         1998         Amount       %        Comment
     -----------------            ----         ----         ------       -        -------
 Gross profit:
    Signs                         $15,610      $14,723         $ 887      6.0%       1
    Gaming products                12,571       13,992        (1,421)   -10.2%       2
    Gaming operations              23,857       10,154        13,703    135.0%       3
                               -----------  -----------   -----------
    Total                         $52,038      $38,869       $13,169     33.9%
                               ===========  ===========   ===========

 Gross profit margin:
    Signs                            33.7%        29.0%
    Gaming products                  37.5%        38.6%
    Gaming operations                88.1%        84.8%

    Total                            48.7%        39.2%

1. This increase of $887 is due to: (i) a decrease in gross profit levels in domestic interior visual displays and exterior signs of $502 and $625, respectively, (ii) an increase in slot glass gross profit of $687, (iii) an increase in service gross profit of $744 and (iv) an increase in international interior visual display gross profit of $583. The decrease in domestic interior visual display gross profit and exterior sign gross profit is primarily due to the decrease in volume between the periods. The increase in slot glass gross profit is the result of increased revenues and gross margins. The gross profit margin on slot glass revenue increased from 29.7% for the year ended December 31, 1998 to 46.2% for the year ended December 31, 1999. Profit margins on service revenue increased from 14.4% for the year ended December 31, 1998 to 28.1% for the year ended December 31, 1999. Increases in international interior visual display gross profit resulted from both increases in revenue and gross margins. International interior sign margins increased from 31.3% for the year ended December 31, 1998 to 37.1% for the year ended December 31, 1999.

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

3. This increase of $13,703 is due to: (i) an increase in leased or participation based slot machine gross profit of $1,322, (ii) an increase in table games gross profit of $9,212 and (iii) an increase in table game patent licensing and other licensing gross profit of $3,169. The increase in leased or participation based slot machine gross profit is predominantly due to the increased number of MoneyTime(TM) slot machine games in place during the year ended December 31, 1999. The increase in table games profit is due to the full year impact of the "PGI Acquisitions" of September 2, 1998 on the current year. The increase in table game patent licensing gross profit resulted from the recent litigation settlement with Shuffle Master. See Note 13 - Deferred License Fees in the Notes to Consolidated Financial Statements for a discussion of the Shuffle Master settlement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the year ended December 31, 1999, increased by 8% or $2,984, from $38,982 for the year ended December 31, 1998, to $41,966 for the year ended December 31, 1999. The significant factors causing this increase were as follows:

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

    Amortization expense for the year ended December 31, 1999, increased by 48% or $1,341, from $2,780 for the year ended December 31, 1998, to $4,121 for the year ended December 31, 1999. This increase is primarily due to increased perpetual license amortization related to the "PGI Acquisitions" as well as increased depreciation from the increased number of slot machines and table games on lease or participation agreement.

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

WRITE-OFF OF ASSETS AND OTHER

    Write-off of assets and other for the year ended December 31, 1999 decreased by 70% or $3,141, from $4,493 for the year ended December 31, 1998 to $1,352 for the year ended December 31, 1999. During the fourth quarter of 1999, pursuant to SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets, to more accurately reflect the value of the P&M Coin slot machine product line, we recorded a write-off of assets of $1,352. These charges included write-offs of both the investment in the product line as well as prepaid royalties associated with the product line.

OTHER INCOME AND EXPENSE

    For the year ended December 31, 1999, the net of other income and expense excluding interest income was a net other income increase of $654, from a net expense of $299 for the year ended December 31, 1998 to a net other income of $355 for the year ended December 31, 1999.

    Interest income for the year ended December 31, 1999, decreased by 11% or $46, from $411 for the year ended December 31, 1998, to $365 for the year ended December 31, 1999. This increase is due to lower levels of contract receivables held during 1999 as compared to 1998.

INCOME TAXES

    Income taxes from continuing operations for the year ended December 31, 1999, increased as compared to the year ended December 31, 1998, from a tax benefit of $3,335 for the year ended December 31, 1998 to a tax benefit of $342 for the year ended December 31, 1999. This decrease in tax benefits is primarily due to the tax benefits associated with the non-recurring charges taken during 1998 as well as the pre-tax operating loss we experienced during the 1998 annual period, neither of which occurred during the year ended December 31, 1999. For 1999, the Company reported estimated research and development tax credits of $628 which resulted in a tax benefit. The effective tax rate for the year ended December 31, 1999, was (58%) as compared to (35%) for the year ended December 31, 1998

EARNINGS (LOSS) PER SHARE

     Both basic and diluted earnings per share for the year ended December 31, 1999, were $0.09 on basic and diluted weighted average common shares outstanding of 10,720 and 10,784, respectively. For the year ended December 31, 1998, basic and diluted (losses) per share were $(0.76) on basic and diluted weighted average common shares outstanding of 10,527 and 10,527, respectively.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

SALES

                                                                  Change
                                                                  ------
      Business Segment             1998         1997        Amount         %         Comment
      -----------------            ----         ----        ------         -         -------
 Revenues:
    Signs                          $50,840      $57,478      $(6,638)     -11.5%        1
    Gaming products                 36,216       35,621          595        1.7%        2
    Gaming operations               11,976        5,449        6,527      119.8%        3
                                 ---------    ---------   ----------
                                   $99,032      $98,548        $ 484        0.5%
                                 =========    =========   ==========

 Percentage of total revenues:
    Signs                             51.3%        58.3%
    Gaming products                   36.6%        36.2%
    Gaming operations                 12.1%         5.5%
                                 ---------    ---------
                                     100.0%       100.0%
                                 =========    =========

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

GROSS PROFIT

                                                                 Change
                                                                 ------
     Business Segment              1998         1997         Amount        %     Comment
     -----------------             ----         ----         ------        -     -------
 Gross profit:
    Signs                         $14,723      $17,741      $(3,018)    -17.0%       1
    Gaming products                13,992       15,129       (1,137)     -7.5%       2
    Gaming operations              10,154        4,478        5,676     126.8%       3
                               ----------   ----------    ---------
    Total                         $38,869      $37,348     $  1,521       4.1%
                               ==========   ==========    =========

 Gross profit margin:
    Signs                            29.0%        30.9%
    Gaming products                  38.6%        42.5%
    Gaming operations                84.8%        82.2%

    Total                            39.2%        37.9%

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended December 31, 1998, increased by 25% or $7,909, from $31,073 for the year ended December 31, 1997, to $38,982 for the year ended December 31, 1998. The significant factors causing this increase were as follows:

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

     Amortization expense for the year ended December 31, 1998, increased by 82% or $1,250, from $1,530 for the year ended December 31, 1997, to $2,780 for the year ended December 31, 1998. This increase is primarily due to increased perpetual license amortization related to the acquisitions of PGI and P&S Leasing.

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

INCOME TAXES

     Income taxes from continuing operations for the year ended December 31, 1998, decreased as compared to the year ended December 31, 1997, from a tax provision of $1,357 for the year ended December 31, 1997 to a tax benefit of $3,335 for the year ended December 31, 1998. This decrease is primarily due to the tax benefits associated with the non-recurring charges taken during 1998 and the pre-tax loss the Company experienced during the 1998 annual period. The effective tax rate, after add-backs and adjustments, for the year ended December 31, 1998, was (35%) as compared to 36% for the year ended December 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1999, we earned net income of $932. Net cash provided by operating activities for the period was $7,148. The principal balance sheet items impacting the cash provided by operating activities were:
(i) an increase in inventory of $4,530, (ii) an increase in prepaid expenses and other assets of $1,885, (iii) a decrease in customer deposits of $934, (iv) a decrease in accrued and other current liabilities of $1,498 and (v) an increase in deferred taxes of $2,348. The principal balance sheet items providing cash were: (i) a decrease in trade accounts receivable of $1,437 and (ii) an increase in trade accounts payable of $3,599. Although the principal causes of these changes resulted from normal operating activities, changes in assets and liabilities were also impacted during 1999 by the sale of 50% of the issued shares in the capital of our Australian subsidiary. See Note 1 -Organization and
Note 22 -Restatement in the Notes to Consolidated Financial Statements.

     Net cash used in investing activities totaled to $10,210 for the year ended December 31, 1999 and consists primarily of: (i) purchases of property, plant and equipment of $3,170, which includes the purchase of the Mikohn Lighting and Sign manufacturing facility, Year 2000 computer and software purchases, and maintenance capital expenditures, (ii) gaming equipment leased to customers of $5,804, which represents the roll-out of the Yahtzee(R) Slot Machine game and various table games and (iii) an increase in intangibles of $2,119.

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

     On September 2, 1998, the Company completed the closing of an Amended and Restated Credit Agreement. This package was funded by First Source Financial LLP and a consortium of lenders and consisted of a $13,500 fixed rate term loan; a $67,500 variable rate term loan; and a $5,000 variable rate revolving line of credit. The proceeds of this placement were used to acquire the stock of PGI and P&S Leasing as well as to provide additional working capital. First Source Financial LLP is acting as the lenders' agent for this transaction. The term loans will begin maturing in April 2002, with equal 16.7% principal repayments due every six months until complete maturity on October 24, 2004. As of April 11, 2000, the Company has borrowed $4,700 of the funds available under the revolving line of credit and has $300 available under this line. For a full description of the new credit facility, see Note 12 - Long-Term Debt and Note
21 - Subsequent Events in the Notes to Consolidated Financial Statements.

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

     The Company incurred $1,340 in costs for efforts associated with achieving compliance with the products that it manufactures, markets, distributes or otherwise sells to its customers. Of this, $1,270 was capitalized in accordance with the Company's capitalization of costs related to the Company's Caribbean Stud(R) product line. The costs associated with the Year 2000 Issue upgrade of the Company's Caribbean Stud(R) product line will be charged back to the previous owner under the terms and conditions of the Stock Purchase Agreement between Mikohn and PGI and as such, were charged to perpetual license in August 1999. The remaining $147 of costs are related to the Company's CasinoLink(TM) product line and were expensed as incurred.

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

Interest Rate Risk

     The Company has exposure to the fluctuation of market interest rates on portions of its long term debt. The Company has $67,500 of long term debt (see
Note 12 - Long-Term Debt in the Notes to Consolidated Financial Statements) that bears interest at either the prime rate plus 225 basis points or LIBOR plus 325 basis points per annum. In addition, the Company has $1,400 of revolving debt (see Note 12 - Long-Term Debt in the Notes to Consolidated Financial Statements) that bears interest at either prime plus 175 basis points or LIBOR plus 275 basis points per annum. The Company periodically reviews its interest rate exposure on its long-term debt and, as market conditions warrant, the Company may enter into interest rate cap or swap agreements in order to manage this exposure. As of the year ended December 31, 1999, the Company did not have any agreements in force and does not consider its existing interest rate exposure to be material. Management estimates that a 10% increase in interest rates, specifically the prime rate and the LIBOR rate, would unfavorably impact the Company's pre-tax income by $645.

Item 8.  Consolidated Financial Statements and Supplementary Data


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
  For the Years Ended December 31, 1999 (Restated), 1998 (Restated) and 1997

Independent Auditors' Report..............................................................  40

Consolidated Balance Sheets as of December 31, 1999 and 1998..............................  41

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and
1997......................................................................................  43

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31,
1999, 1998 and 1997.......................................................................  44

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
December 31, 1999, 1998 and 1997..........................................................  45

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and
1997......................................................................................  46

Notes to Consolidated Financial Statements................................................  48

Quarterly Results of Operations (Unaudited)...............................................  77

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

    As discussed in Note 22, the accompanying 1999 and 1998 financial statements have been restated.

DELOITTE & TOUCHE LLP



Las Vegas, Nevada
February 26, 2000 (January 18, 2001
as to Notes 21 and 22)

                           MIKOHN GAMING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       as of December 31, 1999 and 1998

(Amounts in thousands except per share amounts)                       1999               1998
                                                                      ----               ----
                                                                      (Restated; See Note 22)
                                                                      -----------------------
                         ASSETS
                         ------
Current assets:
   Cash and cash equivalents                                       $      48          $   3,732
   Accounts receivable, net                                           30,447             28,641
   Notes receivable-related parties - current                          2,144
   Installment sales receivable - current                              1,030              1,387
   Inventories, net                                                   26,793             25,251
   Prepaid expenses                                                    4,582              4,611
   Assets held for sale                                                  781
   Deferred tax asset - current                                        1,420                884
                                                                  ----------         ----------
      Total current assets                                            67,245             64,506

Notes receivable-related parties - non-current                           150                142
Installment sales receivable - non-current                               865                860
Property and equipment, net                                           25,385             22,625
Intangible assets                                                     70,097             64,188
Goodwill                                                               5,572              7,067
Other assets                                                           8,423              8,453
Net assets of business transferred under contractual
 agreement                                                               558
                                                                  ----------         ----------
Total assets                                                       $ 178,295          $ 167,841
                                                                  ==========         ==========

                           MIKOHN GAMING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       as of December 31, 1999 and 1998

(Amounts in thousands except per share amounts)                       1999               1998
                                                                      ----               ----
                                                                      (Restated; See Note 22)
                                                                      -----------------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
   Current portion of long-term debt and notes payable             $   1,436           $  2,122
   Trade accounts payable                                             11,615              9,098
   Customer deposits                                                   3,600              4,675
   Accrued and other current liabilities                               6,743              5,729
   Deferred license fees - current                                       451
                                                                   ---------          ---------
      Total current liabilities                                       23,845             21,624
                                                                   ---------          ---------

Long-term debt, net of current portion                                85,417             84,881
                                                                   ---------          ---------

Deferred license fees - noncurrent                                     1,806
                                                                   ---------          ---------

                                                                       4,890
                                                                   ---------          ---------

Deferred tax liability - noncurrent                                   14,221             14,609
                                                                   ---------          ---------

Commitments and contingencies (See Note 14)

Stockholders' equity:
   Preferred stock, $.10 par value, 5,000 shares authorized,
      none issued and outstanding
   Common stock, $.10 par value, 20,000 shares authorized,
      10,799 and 10,681 shares issued and outstanding                  1,080              1,068
   Additional paid-in capital                                         53,350             52,983
   Notes receivable from stockholders                                 (1,251)            (1,365)
   Foreign currency translation                                         (597)            (1,018)
   Accumulated deficit                                                (4,238)            (4,713)
                                                                   ---------          ---------
      Subtotal                                                        48,344             46,955
   Less treasury stock, 19 shares, at cost                              (228)              (228)
                                                                   ---------          ---------
      Total stockholders' equity                                      48,116             46,727
                                                                   ---------          ---------

Total liabilities and stockholders' equity                         $ 178,295          $ 167,841
                                                                   =========          =========

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1999, 1998, and 1997

(Amounts in thousands except per share amounts)          1999               1998              1997
                                                         ----               ----              ----
                                                      (Restated; See Note 22)
                                                      -----------------------
Sales                                                 $  106,884        $   99,032        $   98,548
Cost of sales                                             54,846            60,163            61,200
                                                     -----------       -----------       -----------
   Gross profit                                           52,038            38,869            37,348

Selling, general and administrative expenses              41,966            38,982            31,073
Write-off of assets and other                              1,352             4,493
                                                     -----------       -----------       -----------
   Operating income (loss)                                 8,720            (4,606)            6,275

Interest expense                                          (8,850)           (5,115)           (2,555)
Other income and (expense)                                   720               112                11
                                                     -----------       -----------       -----------
   Income (loss) before income tax (provision)
      benefit                                                590            (9,609)            3,731

Income tax (provision) benefit                               342             3,335            (1,357)
                                                     -----------       -----------       -----------
  Income (loss) from continuing operations
    before extraordinary item                                932            (6,274)            2,374
                                                     -----------       -----------       -----------

Extraordinary item:
  Loss on early extinguishment of debt                                      (2,662)
  Tax benefit                                                                  910
                                                     -----------       -----------       -----------
   Extraordinary loss                                                       (1,752)
                                                     -----------       -----------       -----------

Net income (loss)                                      $     932        $   (8,026)       $    2,374
                                                     ===========       ===========       ===========

Weighted average common shares:

  Basic                                                   10,720            10,527             9,952
                                                     ===========       ===========       ===========
  Diluted                                                 10,784            10,527            10,057
                                                     ===========       ===========       ===========

Earnings per share information:
  Basic:
    Income (loss) from continuing operations
      before extraordinary item                        $    0.09        $    (0.60)        $    0.24
    Extraordinary loss                                                       (0.16)
                                                     -----------       -----------       -----------
      Basic                                            $    0.09        $    (0.76)        $    0.24
                                                     ===========       ===========       ===========

  Diluted:
    Income (loss) from continuing operations
      before extraordinary item                        $    0.09        $    (0.60)        $    0.24
    Extraordinary loss                                                       (0.16)
                                                     -----------       -----------       -----------
      Diluted                                          $    0.09        $    (0.76)        $    0.24
                                                     ===========       ===========       ===========

See notes to consolidated financial statements

                          MIKOHN GAMING CORPORATION
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
             For the Years Ended December 31, 1999, 1998, and 1997

(Amounts in thousands)                           1999                   1998               1997
                                                 ----                   ----               ----
                                         (Restated; See Note 22)
                                         -----------------------
Net income (loss)                                     $   932          $ (8,026)          $  2,374

Comprehensive loss -
   Foreign currency translations                          (36)             (192)              (656)
                                         ---------------------        ----------         ----------

Total comprehensive income (loss)                     $   896          $ (8,218)          $  1,718
                                         =====================        ==========         ==========

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 For the Years Ended December 31, 1999 (Restated; See Note 22), 1998, and 1997

                                                                       Notes                                  Foreign
(Amounts in thousands)                                  Additional   Receivable                               Currency
                                     Common Stock        Paid-in        from       Accumulated   Treasury    Translation
                                     ------------
                                 Shares      Amount     Capital     Stockholders     Deficit       Stock     Adjustment    Total
                                 --------    --------   ---------   ------------     -------       -----     ----------    -----
Balance, January 1, 1997            9,894      $  990     $48,436      $               $   939      $  (51)     $  (170)   $50,144
Issuance of treasury stock              6                                                               26                      26
Issuance of common stock              344          34       1,927         (1,453)                                              508
Stock options exercised                12           1          54                                       (3)                     52
IRC Section 422 disqualifying
   disposition on stock options
   exercised                                                  133                                                              133
Employee stock purchase plan           29           3         186                                                              189
Treasury stock reacquired             (20)                                                            (200)                   (200)
Net income                                                                               2,374                               2,374
Translation adjustments                                                                                            (656)      (656)
                                 --------   ---------   ---------   -------------  -----------   ----------  -----------   -------

Balance, December 31, 1997         10,265       1,028      50,736         (1,453)        3,313        (228)        (826)    52,570
Issuance of common stock              172          17       1,263                                                            1,280
Stock options exercised               176          18         734                                                              752
Employee stock purchase plan           69           7         362                                                              369
Cancellation of common stock          (20)         (2)       (112)            88                                               (26)
Net loss                                                                                (8,026)                             (8,026)
Translation adjustments                                                                                            (192)      (192)
                                 --------   ---------   ---------   ------------   -----------   ---------   ----------    -------

Balance, December 31, 1998         10,662       1,068      52,983         (1,365)       (4,713)       (228)      (1,018)    46,727
Stock options exercised                27           3         103                                                              106
Employee stock purchase plan          111          11         376                                                              387
Cancellation of common stock          (20)         (2)       (112)           114
Net income                                                                                 932                                 932
Translation adjustments                                                                                             (36)       (36)
Disposition of cost basis
  subsidiary to 50% equity
  basis owned affiliate                                                                   (457)                     457
                                 --------   ---------   ---------   ------------   -----------   ---------   ----------    -------

Balance, December 31, 1999         10,780    $  1,080     $53,350      $  (1,251)   $   (4,238)     $ (228)     $  (597)   $48,116
                                 ========   =========   =========   ============   ===========   =========   ==========    =======

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1999, 1998 and 1997


(Amounts in thousands)                                                            1999          1998          1997
                                                                                  ----          ----          ----
                                                                                   (Restated; See Note 22)
                                                                                   -----------------------
Cash flows from operating activities:
 Net income (loss)                                                               $     932      $ (8,026)      $  2,374
 Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Depreciation                                                                      5,228         4,091          2,784
   Amortization                                                                      4,121         2,780          1,530
   Write-off of assets                                                               1,352         3,022
   Provision for bad debts                                                             522           392           (608)
   Reserve for obsolete inventory                                                      836           304            200
   Change in exchange rate variance                                                    (36)         (192)          (656)
   Extraordinary loss, net of tax                                                                  1,752
 Changes in assets and liabilities:
   Accounts receivable                                                               1,437        (6,591)         3,717
   Installment sales receivable                                                        352          (186)          (682)
   Inventories                                                                      (4,530)         (211)        (2,532)
   Prepaid expenses and other assets                                                (1,885)       (5,538)        (3,032)
   Trade accounts payable                                                            3,599         2,226           (482)
   Accrued and other current liabilities                                            (1,498)          410            547
   Customer deposits                                                                  (934)        1,171         (3,062)
   Deferred licenses payable
   Deferred taxes                                                                   (2,348)       (3,796)           700
                                                                                 ---------      --------       --------

 Net cash provided by (used in) operating activities                                 7,148        (8,392)           798
                                                                                 ---------      --------       --------

 Cash flows from investing activities:
  Purchase of business operations                                                                (39,147)
  Purchase of property and equipment                                                (3,170)       (5,166)        (1,000)
  Gaming equipment leased to others                                                 (5,804)       (5,630)        (1,919)
  Proceeds from sales of property and equipment                                        897            35             27
  Proceeds from note receivable, sale of subsidiary                                    471
  Cash retained by former subsidiary                                                  (485)
  Increase in intangible assets                                                     (2,119)       (2,016)        (2,890)
                                                                                 ---------      --------       --------

 Net cash used in investing activities                                             (10,210)      (51,924)        (5,782)
                                                                                 ---------      --------       --------

 Cash flows from financing activities:

  Proceeds from long-term debt and notes payable                                     6,072        57,050         31,100
  Principal payments on notes payable and long-term debt                            (7,187)         (273)       (23,593)
  Proceeds from sale of common stock                                                   493         2,375            778
  Purchases of treasury stock                                                                                      (203)
                                                                                 ---------      --------       --------

 Net cash provided by (used in) financing activities                                  (622)       59,152          8,082
                                                                                 ---------      --------       --------

 Increase (decrease) in cash and cash equivalents                                   (3,684)       (1,164)         3,098

 Cash and cash equivalents, beginning of period                                      3,732         4,896          1,798
                                                                                 ---------      --------       --------

 Cash and cash equivalents, end of period                                        $      48      $  3,732       $  4,896
                                                                                 =========      ========       ========

Continued

                           MIKOHN GAMING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
 For the Years Ended December 31, 1999 (Restated; See Note 22), 1998 and 1997



                                                                          1999           1998              1997
                                                                          ----           ----              ----
Supplemental disclosure of cash flows information:
  Cash paid (received) during the year for:
   Interest                                                           $     8,832     $    4,959         $  2,452
                                                                      ===========     ===========        ========
   State and federal taxes                                            $       161     $      218          $   922
                                                                      ===========     ===========        ========
Supplemental schedule of non-cash investing
 and financing activities:
 Issuance of stock in exchange for assets                                                                 $   392
                                                                      ===========     ===========        ========
 IRC Section 422 disqualifying disposition on
  stock options exercised                                                                                 $   133
                                                                      ===========     ===========        ========
 Issuance of stock in exchange for intellectual
  technology                                                                          $    1,000
                                                                      ===========     ===========        ========
  Acquisition of Progressive Games, Inc. (PGI):
   Assets acquired                                                                    $    6,013
                                                                      ===========     ===========        ========
   Liabilities assumed                                                                $    3,149
                                                                      ===========     ===========        ========
 Acquisition of P&S Leasing:
  Assets acquired                                                                     $       28
                                                                      ===========     ===========        ========
 Perpetual license accrual for PGI and P&S Leasing                    $     2,627
                                                                      ===========     ===========        ========
 Deferred taxes on acquisition of perpetual license                   $     1,424     $   17,833
                                                                      ===========     ===========        ========
 Reclassify property held for sale                                    $       781
                                                                      ===========     ===========        ========
 Australian foreign currency translation                              $       457
                                                                      ===========     ===========        ========
 Property and equipment acquired through capital lease                $     1,060
                                                                      ===========     ===========        ========
 Deferred license fees                                                $     2,257
                                                                      ===========     ===========        ========
 Cancellation of note receivable from stockholder                     $       114
                                                                      ===========     ===========        ========
 Net investment in subsidiary converted to note receivable
  upon sale                                                           $       557
                                                                      ===========     ===========        ========


See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION

                  Notes to Consolidated Financial Statements

Note: All amounts (dollars and numbers) reported in the Notes to Consolidated Financial Statements are rounded to the nearest thousand unless otherwise specified. Additionally, certain amounts reported in prior years have been restated. (See Note 22 - Restatement).

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

    At the close of business on November 28, 1993, the Company merged with Casino Signs North, Inc. (and its affiliate A&D Sign Manufacturing, Inc.) and Peterson Sign Art, Inc. (the "Merger"). The stockholders of Casino Signs North, Inc. and Peterson Sign Art, Inc. each received 1,562.5 shares of Common Stock, or a combined total of 3,125 shares. Such acquisitions through merger were accounted for by the purchase method and valued at historical cost. In connection with the Merger, the stockholders of Mikohn, Casino Signs North, Inc. and Peterson Sign Art, Inc. received distributions of $4.9 million of previously taxed undistributed income through the date of the Merger in connection with the termination of the Subchapter S corporation status of those companies.

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

    In 1998, the Company acquired all of the outstanding stock of Progressive Games, Inc. ("PGI") the developer of Caribbean Stud(R), for an aggregate cash consideration of $35,847. Also acquired were the two exclusive distributors of Caribbean Stud(R) in the major markets of Mississippi and Louisiana, P&S Leasing Corporation, Inc. and P&S Leasing LLC, (collectively referred to as "P&S Leasing") for an aggregate cash consideration of $3,300. In addition to these proprietary games, the assets of PGI include equipment and other physical property used in the manufacture and distribution of these games. The excess of the purchase price over the net liabilities assumed acquired for these acquisitions totaled $50,952 which is reported as a perpetual license. In 1999, an additional perpetual license was recorded in the amounts of $3,774 and $293 in the acquisitions of PGI and P&S Leasing, respectively. (See Note 22 - Restatement). These amounts were for the Year 2000 costs and international tax withholding issues (see Note 14 - Commitments and Contingencies).

    On November 4, 1999, the Company entered into four agreements with TAB Limited, a publicly traded Australian corporation ("TAB"). (See Note 22 - Restatement).

    Under a Share Sale Agreement, the Company sold 50% of the issued shares in the capital of its Australian subsidiary, Mikohn Gaming Australasia Pty Limited ("MGA"), for cash in the amount of $4.9 million. The agreement acknowledges the Company's loans to MGA totaling $2,053, provides that the loans shall carry interest at 9.5% from January 1, 2000, and shall be repaid as soon as MGA determines it has sufficient reserves to do so but in no event later than November 4, 2001.

    Under the terms of the Share Sale Agreement, the Company was entitled to 100% of the income of MGA for 1999. Therefore, MGA's income statement was included in the Company's consolidated statements of operations and cash flows for 1999. Additionally, due to circumstances surrounding certain put and call options included in the arrangement, as discussed below, a determination has been made that, although a legal transfer of business ownership has been transferred to TAB, the transaction should not currently be recognized as a divestiture for accounting purposes. As such, the net assets of MGA have been appropriately segregated in the balance sheets of the Company in order to appropriately convey the distinction between the legal form of the transaction and its accounting treatment. This accounting treatment will be followed for each period until circumstances surrounding the put and call options have sufficiently changed.

    A Shareholders Agreement between TAB, MGA and the Company provides for the appointment and removal of directors, voting procedures, restrictions on share transfers, activities requiring super majority approval and other matters commonly found in agreements of this nature. The agreement also contains a call option in favor of the Company and a put option in favor of TAB. The call option is exercisable by the Company upon termination of the System Acquisition and Services Agreement by TAB for any reason other than a breach of the agreement by the Company. The call option price is 75% of the fair market value of the MGA shares then held by TAB. The put option is exercisable by TAB in the event the Company does not meet the delivery timetable specified in the Systems Acquisition and Services Agreement. The put option price is the amount paid by TAB for the MGA shares plus 50% of the profit margin before tax on all orders placed with MGA by TAB prior to the exercise of the put option. The timetable originally specified in the System Acquisition and Services Agreement has been modified to extend certain milestone dates to February 28, 2001 and March 31, 2001. Although the Company believes it will meet the modified timetable, it is also the Company's position that TAB has waived the right to exercise the put option. Under the Shareholders Agreement, the Company and TAB each appoint two members to the four-member MGA board of directors.

    A Management Services Agreement between the Company and MGA provides that the Company will make management personnel available to MGA. MGA is responsible for compensating such personnel. The agreement terminates if the Company's ownership of the issued share capital in MGA falls below 35% or if the audited consolidated financial statements of MGA in a fiscal year show a net loss on an after tax basis. Other than reimbursement for expenses, the Company receives no compensation under this agreement.

    A System Acquisition and Services Agreement between TAB and the Company requires the Company to provide hardware and software to operate a wide area progressive jackpot system in New South Wales, Australia. Under this agreement, the Company is to provide the hardware component of the system at cost and will receive a software license fee of $(AUD)50.00 per month per device with a minimum license fee of $(AUD)1.5 million per year commencing upon delivery of the system.

 (See Note 21 - Subsequent Events).


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation: The consolidated financial statements include
    ---------------------------
the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated. The Company sold 50% of the issued shares in the capital of its Australian operation at the end of 1999. The Australian operation's income is included in the accompanying consolidated statements of operations. However, the balance sheet at December 31, 1999 does not include the Australian operation's balances. (See Note 1 - Organization).

    Cash and Cash Equivalents: Investments which mature within 90 days from the
    -------------------------
date of purchase are treated as cash equivalents and are included in cash and cash equivalents.

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

    Concentration of Credit Risk: The Company sells its products and services to
    ----------------------------
distributors and gaming properties primarily in the United States, Canada, Europe, Australia and South America. The Company established a financing program under which interest bearing installment sales contracts collateralized by the equipment sold were entered into with credit worthy customers, with payment terms typically ranging over periods of 12 to 24 months. The Company performs credit evaluations of its customers, and typically requires advance deposits of approximately 50%. The Company maintains reserves for potential credit losses and the amounts of such losses have not exceeded management's projections.

    Notes Receivable-Related Parties: The Company classifies certain receivables
    --------------------------------
from officers and its 50% owned subsidiary as notes receivable - related parties. In October 1997, the Board authorized a loan in the amount of $122.5 to the chairman of the Company at an interest rate of 6.37% secured by 20 shares of the Company's Common Stock which is due to mature on October 20, 2002. In addition, on December 31, 1999, due to the sale of 50% of the issued shares in the capital of the Australian operation, the Company's intercompany balance with Mikohn Australasia was converted to a note receivable with an interest rate of 9.5%. (See Note 1 -Organization).

    Notes Receivable from Stockholders: In October 1997, the Board adopted
    ----------------------------------
resolutions (i) allowing each director and senior officer to purchase up to 20 shares of authorized but unissued restricted Common Stock from the Company at the closing price of $5.687 on October 30, 1997 and (ii) authorizing each such person to borrow the price of the shares purchased from the Company. Each purchaser gave the Company a promissory note for a principal amount equal to the purchase price, maturing October 20, 2002 (or at termination of employment by the Company, whichever first occurs), bearing interest at the rate of 6.37% per annum payable annually in arrears on each anniversary date, and secured by a pledge of the shares so purchased. All of the Company's directors except Mr. Campbell and all of its senior officers except Mr. Thompson are participating in the program. Each participating director and officer has borrowed $113.7, representing the aggregate purchase price of 20 shares of Common Stock at $5.687 per share.

    Inventories:  Inventories are stated at the lower of cost (determined using
    -----------
the first-in, first-out method) or market.

    Assets Held for Sale: During 1999, the Company closed its manufacturing
    --------------------
facility in Rapid City, South Dakota. The cost of the land and unamortized cost of the building and building improvements was transferred from property and equipment to assets held for sale and were subsequently sold.

    Prepaid Expenses and Other Assets: At the end of 1999, other assets included
    ---------------------------------
$2,751 of prepaid royalties related to the TableLink(TM) product line. Recoverability of the asset is dependent upon successful completion of the development of the TableLink(TM) product line and sufficient sales of the TableLink(TM) product.

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

    Intangible Assets: Intangible assets consist of patent and trademark rights,
    ------------------
goodwill, intellectual property rights, covenants not to compete, software costs, license fees and perpetual license. They are recorded at cost and are amortized on a straight-line basis over periods of 5 to 40 years. At the end of 1999, intangible assets included $759 of unamortized software costs related to the TableLink(TM) product line.

    Deposits and Product Sales Recognition: Deposit liabilities represent
    ---------------------------------------
amounts collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed. Sales are recorded when the inventory has been delivered to or installed for the customer.

    Foreign Currency Translation: The Company classifies foreign currency
    -----------------------------
gains/(losses) on its long-term investments in its foreign subsidiaries as adjustments to the equity section of the balance sheet.

    Revenue Recognition:  The Company recognizes revenue as follows:
    --------------------

    Product sales are executed by a signed contract or customer purchase order. If the agreement calls for Mikohn to perform an installation after delivery, revenue is recognized when the installation has been completed and accepted by the customer. In the case where installation is not required, revenue is recognized upon the delivery of the product.

    System sales consists of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine activity, and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for Systems sales in accordance with Statement of Position 97-2
- Software Revenue Recognition ("SOP 97-2"). System sales are considered multiple element arrangements because they include hardware, software, installation, training and post customer support. System sales are evidenced by a signed contract. Follow-up spare parts and hardware only sales are evidenced with a purchase order. Revenue for Systems sales are recognized when:

    .  There are signed contracts with a fixed determinable price;
    .  Collectibility of the sale is probable;
    . The hardware and software has been delivered, installed, training has been completed and acceptance has occurred.

    Not all systems contracts require installation. This is the case with sales of hardware only to 1) previous customers that are expanding their systems; 2) customers that have multiple locations and do installation themselves and require an additional software license and hardware; and 3) customers purchasing spare parts.

    Maintenance and support is sold under agreements, with established vendor specific objective evidence of price. Maintenance contracts are generally for a period of twelve months, with revenue recognized ratably over the contract service period.

    Further training is sold under agreements with established vendor specific objective evidence of price, which is based on daily rates and is recognized upon delivery.

    The leasing of proprietary table games to casino customers occur under signed lease agreements. The lease revenue is recognized on a monthly basis.

    The leasing of proprietary slot machines occur under signed lease agreements. These contracts will either be on participation or a lease basis. On a participation basis, the Company earns a share of the revenue that the casino earns from these slot machines. On a lease basis, the Company charges a fixed amount per slot machine per day. Both types of revenue are recognized on a monthly basis.

    Research and Development: Costs associated with the development of products
    -------------------------
are expensed when incurred. Such expenses totaled approximately $6,013, $5,538 and $3,856 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Software  Development  Capitalization: The Company capitalizes costs related
    --------------------------------------
to the development of certain software products that meet the criteria under SFAS No. 86 - Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

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

    Use of Estimates and Assumptions: The preparation of financial statements in
    ---------------------------------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassifications: Certain amounts in the prior years' consolidated
    ------------------
financial statements have been reclassified to make them consistent with the presentation used in 1999.

3.  FAIR VALUES OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amount and estimated fair value of our financial instruments at December 31, 1999:

                                                    Carrying        Estimated
                                                     Amount            FMV

Assets:
   Cash and cash equivalents                        $    48          $    48
   Notes and installment sales receivable             4,189            4,173

Liabilities:
   Notes payable                                     85,297           85,429
   Capitalized leases                                 1,556            1,566

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

4.      ACCOUNTS RECEIVABLE

    Accounts receivable at December 31, 1999 and 1998 consist of the following:

                                                  1999              1998
                                                  ----              ----
Trade accounts                                 $  26,345         $  29,057
Other                                              5,541               501
                                               ---------         ---------
   Subtotal                                       31,886            29,558
Less allowance for doubtful accounts              (1,439)             (917)
                                               ---------         ---------

   Net                                         $  30,447         $  28,641
                                               =========         =========

    Changes in the allowance for doubtful accounts for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                            1999          1998            1997
                                            ----          ----            ----
Allowance for doubtful accounts -
  beginning                               $   (917)     $   (245)      $   (853)
Allowance - acquired companies                              (280)
Provision for bad debts                       (538)       (1,623)          (108)
Write-offs                                      16         1,231            716
                                         ---------      --------       --------

Allowance for doubtful accounts -
ending                                   $  (1,439)     $   (917)      $   (245)
                                         =========      ========       =========

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

    (See Note 12 - Long-Term Debt)


6.  INVENTORIES

    Inventories at December 31, 1999 and 1998 consist of the following:

                                                   1999               1998
                                                   ----               ----
Raw materials                                    $  14,616         $  14,703
Finished goods                                       6,247             5,304
Work-in-progress                                     7,693             6,171
                                                ----------        ----------
   Subtotal                                         28,556            26,178
Less reserve for obsolete inventory                 (1,763)             (927)
                                                ----------        ----------

   Total                                         $  26,793         $  25,251
                                                ==========        ==========

    Changes in the reserve for obsolete inventory for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                 1999       1998          1997
                                                 ----       ----          ----
Reserve for obsolete inventory -
beginning                                     $   (927)   $   (623)    $   (423)
Provision for obsolete inventory                (1,375)     (1,465)        (238)
Write-offs                                         539       1,161           38
                                             ---------    --------     --------

Reserve for obsolete inventory - ending      $  (1,763)   $   (927)    $   (623)
                                             =========    ========     ========

    (See Note 12 - Long-Term Debt)


7.  ASSETS HELD FOR SALE

    Assets held for sale at December 31, 1999 and 1998 consist of the following:

                                                               1999     1998
                                                               ----     ----
Land                                                         $   62
Buildings and building improvements                             826
                                                             ------    ------
   Subtotal                                                     888
Less accumulated depreciation                                  (107)
                                                             ------    ------

   Total                                                     $  781
                                                             ======    ======

    During 1999, the Company closed its manufacturing facility in Rapid City, South Dakota. The cost of the land and unamortized cost of the building and building improvements was transferred from property and equipment to assets held for sale and were subsequently sold.

    (See Note 12 -  Long-Term Debt)

8.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                    1999              1998
                                                    ----              ----
Land                                              $  1,668          $  1,781
Buildings and leasehold improvements                 5,110             6,472
Machinery and equipment                              8,273             6,851
Equipment leased to others                          18,001            12,104
Furniture and fixtures                               7,339             6,331
Transportation equipment                             2,120             1,941
                                                 ---------        ----------
   Subtotal                                         42,511            35,480
Less accumulated depreciation                      (17,126)          (12,855)
                                                 ---------        ----------

   Total                                          $ 25,385         $  22,625
                                                 =========        ==========

    (See Note 12 - Long-Term Debt)

9.  INTANGIBLE ASSETS

    Intangible assets at December 31, 1999 and 1998 consist of the following:

                                                        1999           1998
                                                        ----           ----
Perpetual license  (See Note 22 - Restatement)        $ 55,019      $  50,952
Patent and trademark rights
                                                        11,610          8,960
Covenants not to compete                                10,684         10,684
Proprietary property rights                              1,229          1,229
Software costs                                           1,620          1,146
License fees                                             2,257
                                                     ---------      ---------
   Subtotal                                             82,419         72,971
Less accumulated amortization                          (12,322)        (8,783)
                                                     ---------      ---------

   Total                                              $ 70,097       $ 64,188
                                                     =========      =========

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

10.  GOODWILL

     Goodwill at December 31, 1999 and 1998 consist of the following:

                                                                  1999               1998
                                                                  ----               ----
Goodwill  (See Note 22 - Restatement)                               $  8,355          $  9,497
Less accumulated amortization                                         (2,783)           (2,430)
                                                             ---------------    --------------

   Total                                                            $  5,572          $  7,067
                                                             ===============    ==============

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

11.  WRITE-OFF OF ASSETS AND EXTRAORDINARY ITEM

     During the fourth quarter of the year ended December 31, 1999, we incurred a non-recurring asset write-off of $1,352 related to our P&M Coin product line, which includes our Classic slot machine games. During the fourth quarter of 1999, pursuant to SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets, to more accurately reflect the value of the P&M Coin slot machine product line, we recorded a write-off of assets of $1,352. These charges included write-offs of both the investment in the product line as well as prepaid royalties associated with the product line. We believe the remaining intangible asset value matches the discounted cash flow stream we expect to receive from the Classic products over the remaining life of this product line.

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

     During the third quarter of 1998 as a result of the acquisition of PGI and P&S Leasing, the Company recorded an extraordinary loss that was associated with the early extinguishment of debt under its prior Credit Agreement (see Note 12 - Long-Term Debt). The extraordinary loss, net of tax benefits, was $1,752 and consisted of a gross extraordinary loss of $2,662 and the related tax benefit of $910.

12.  LONG-TERM DEBT

     Long-term debt at December 31, 1999 and 1998 consist of the following:

                                                                     1999               1998
                                                                     ----               ----
Notes payable collateralized by transportation and                 $  1,556            $  909
manufacturing equipment. This total consists of 15
capital leases that bear individual interest rates
between 7.8% to 11.0% and whose terms are scheduled to
mature at various dates through 2005.

Note payable repaid during 1999.                                                        1,916

Revolving loan payable to ABN-AMRO Bank N.V., equal to                  852             1,178
the amount of 60% of eligible accounts receivable of
Mikohn's European subsidiary and guaranteed by all
accounts receivable of that subsidiary. This loan
payable is also partially secured by a corporate
guarantee by Mikohn Gaming Corporation in the amount
of $500 NLG, and by credit insurance which was
required by ABN-AMRO as a condition to making the
loan. The interest rate of 6.5% per annum is payable
on a monthly basis.

Term Loans payable to First Source Financial LLP,                    81,000            81,000
acting as agent and participant in the Amended and
Restated Credit Agreement dated September 2, 1998;
Term Loan A, a variable rate loan of $67,500 with an
interest rate of either prime plus 225 basis points or
LIBOR plus 325 basis points per annum; Term Loan B, a
fixed rate loan of $13,500 with an interest rate of
10.25% per annum; secured by all the Company's
personal property assets including furniture,
equipment, fixtures, real estate, intangible assets
and contract rights; each term loan is payable in
equal, semi-annual installments beginning in April
2002.  As of December 31, 1999, the interest rate in
effect on the $67,500 of outstanding variable rate
term loan was 9.37%.

Revolving loan payable to First Source Financial LLP,                 1,400             2,000
acting as agent and participant in the Amended and
Restated Credit Agreement dated September 2, 1998.
The revolving loan availability, in the amount of $5,000
is a variable rate loan with an interest rate of either
prime plus 175 basis points or LIBOR plus 275 basis points
and is secured by the inventory and accounts receivable of
the Company. The revolving loan is payable by the expiration date of October 15, 2002 and

                                                                     1999               1998
                                                                     ----               ----
can be extended by two years until October 15, 2004 if
the Company meets certain requirements. As of December
31, 1999, the interest rate in effect on the $1,400 of
outstanding variable rate revolving loan was 8.87%.

30 year mortgage note payable to Wells Fargo Mortgage                 1,780
for $1,793 for the purchase of Mikohn Lighting and
Sign's exterior sign manufacturing facility. This
mortgage note bears an interest rate of 250 basis
points above the U.S. Treasury rate for the period
closest to the term of the loan.  As of December 31,
1999 the interest rate in effect was 8.64%.  This loan
amortizes over a 30 year period and is due to mature
on June 1, 2029.

Unsecured new project economic development loan                         265
payable to the State of Utah.  This is a 5 year loan
and bears an interest rate of 10.0% per annum payable
annually on the last day of April of the following
year for the preceding year. The loan requires annual
principal repayments in the form of either cash or
earned credits for: (i) new jobs created, (ii)
products purchased from Utah based businesses and
(iii) maintenance of a specific average annual salary
range for Utah employees. The loan is due to mature on
April 30, 2004
                                                           ----------------    --------------
   Total                                                             86,853            87,003
Less current portion                                                 (1,436)           (2,122)
                                                           ----------------    --------------
   Long-term portion                                                $85,417           $84,881
                                                           ================    ==============

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

     Following is the long-term debt maturity schedule:

2000                                                      $  1,436
2001                                                           596
2002                                                        27,490
2003                                                        27,166
2004                                                        28,523
Thereafter                                                   1,642
                                                     -------------
   Total                                                  $ 86,853
                                                     =============


13.  DEFERRED LICENSE FEES

     Deferred license fees at December 31, 1999 and 1998 consist of the following:

                                                                 1999               1998
                                                                 ----               ----
Deferred license fees                                              $  2,257
                                                           ================    ==============

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

     Following is the schedule of principal payments:

2000                                                        $  451
2001                                                           451
2002                                                           451
2003                                                           452
2004                                                           452
                                                     -------------
   Total                                                   $ 2,257
                                                     =============

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

14.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1999, the Company was leasing all of its facilities with the exception of its Las Vegas, Nevada and Gulfport, Mississippi interior sign assembly facilities and the exterior sign facility in Las Vegas, Nevada. These leases expire on various dates through 2004. Following is a schedule of future minimum rental payments required under these operating leases:

2000                                                      $  3,001
2001                                                         2,838
2002                                                         2,639
2003                                                         2,412
2004                                                         1,658
Thereafter                                                     923
                                                     -------------
   Total                                                  $ 13,471
                                                     =============

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

    International Withholding Tax Issues: The Company has exposure to potential
    ------------------------------------
additional withholding taxes on payments remitted to the U.S. by the previous owner of PGI estimated at $1,379. The Company has provided to the former owner a Power of Attorney with which to handle the withholding tax issues. To the extent that the Company does not prevail, any payments made would be charged back to the previous owner under the terms of the Stock Purchase Agreement for the acquisition of Progressive Games, Inc. The Company had one year from date of acquisition in which to affect a change in the amount of perpetual license. Based on the potential withholding tax exposure, the Company adjusted perpetual license in the amount of the $1,379 during August 1999.

15. INCOME TAXES

    The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 consist of:

                                                1999              1998               1997
                                                ----              ----               ----
Current                                      $  2,006           $   (449)          $   657
Deferred                                       (2,348)            (3,796)              700
                                             --------           --------           -------
   Total provision (benefit)                 $   (342)          $ (4,245)          $ 1,357
                                             ========           ========           =======

    The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                     1999       %        1998        %        1997        %
                                     ----       -        ----        -        ----        -
Amount at statutory rate             $   206    35.0%    $ (4,295)   35.0%     $ 1,306    35.0%
Adjustments:
   Non-deductible expenses                61    10.3%          52    -0.4%          44     1.2%
   State income tax and other             19     3.2%          (2)    0.0%           7     0.2%
   Tax credits                          (628) -106.4%
                                  ----------          -----------          -----------

   Total provision (benefit)         $  (342)  -57.9%    $ (4,245)   34.6%     $ 1,357    36.4%
                                  ==========          ===========          ===========

    The components of the net deferred tax asset at December 31, 1999 and 1998 consist of the following:


                                                                       1999               1998
                                                                       ----               ----
Deferred tax assets:
-------------------
Current:
   Inventory book / tax differences                                   $    935          $    614
   Prepaid expenses and other                                              515               298
                                                                      --------          --------
      Subtotal                                                           1,450               912
                                                                      --------          --------

Non-current:
   Deferred revenue                                                      1,516
   Tax credits                                                             814                63
   Intangible assets                                                     1,094             2,058
   Net operating loss carryforward                                       1,494             2,165
                                                                      --------          --------
      Subtotal                                                           4,918             4,286
                                                                      --------          --------

      Total deferred tax assets                                          6,368             5,198
                                                                      --------          --------


Deferred tax liabilities:
------------------------
Current:
   Prepaid expenses and other                                               30                28

Non-current:
   Perpetual license                                                    18,651            17,688
   Property and equipment and other                                        488             1,207
                                                                      --------          --------
      Total deferred tax liabilities                                    19,169            18,923
                                                                      --------          --------

         Net deferred tax liability                                   $ 12,801          $ 13,725
                                                                      ========          ========

    At December 31, 1999, the Company had federal and alternative minimum tax ("AMT") net operating loss carryforwards of $4,269 and $2,830, which will begin to expire after the year ended December 31, 2018. The Company also had General Business and AMT tax credit carryforwards of $628 and $186, respectively.

16.  EARNINGS PER SHARE

     The following table reflects the Company's basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997:

                                                 1999              1998               1997
                                                 ----              ----               ----
Net income (loss)                                  $    932        $   (8,026)         $   2,374
                                                   ========        ==========          =========

Weighted average number of shares outstanding:
   Basic                                             10,720            10,527              9,952
   Assumed conversion of stock
     options                                             64                                  105



                                                  ---------         ---------           --------

   Diluted                                           10,784            10,527             10,057
                                                  =========         =========           ========

Earnings per share:
   Basic                                          $    0.09         $   (0.76)          $   0.24
                                                  =========         =========           ========

   Diluted                                        $    0.09         $   (0.76)          $   0.24
                                                  =========         =========           ========

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

     Had compensation cost for these plans been determined in accordance with SFAS No. 123 -Accounting for Stock - Based Compensation ("Statement 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                 1999              1998               1997
                                                 ----              ----               ----
Net income:
   As reported                                     $  932          $  (8,026)         $  2,374
                                                   ======          =========          ========
   Proforma                                        $   83             (8,977)         $  1,328
                                                   ======          =========          ========

Earnings Per Share:
   As reported -
      Basic                                        $ 0.09          $   (0.76)         $   0.24
                                                   ======          ==========         ========
      Diluted                                      $ 0.09          $   (0.76)         $   0.24
                                                   ======          ==========         ========

   Proforma -
      Basic                                       $  0.01           $  (0.85)         $   0.13
                                                  =======           ========          ========
      Diluted                                     $  0.01           $  (0.85)         $   0.13
                                                  =======           ========          ========

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

     A summary of the status of the Company's stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the table below:

(Amounts in thousands                  1999                   1998                   1997
                                       ----                   ----                   ----
except per option amounts)                   Wtd. Avg.              Wtd. Avg.              Wtd. Avg.
                                             Exercise               Exercise               Exercise
                               Shares        Price      Shares      Price       Shares     Price
                               ------        -----      ------      -----       ------     -----
Director Plan:
-------------
Options, beginning of year         104     $ 7.0241        66     $ 7.8561         43   $ 9.7965
Granted                             50       2.9076        44       6.9886         26     4.3750
Exercised                                                                          (3)    5.5000
Cancelled                                                  (6)     15.9167
                               -------                -------                 -------

Options, end of year               154       5.6876       104       7.0241         66     7.8561
                               =======                =======                 =======

Exercisable at end of year          67       7.3242        39       8.3158         27    12.3704
                               =======                =======                 =======

Weighted average (Wtd.
Avg.) fair value of
options granted during the
year                                       $ 2.1266                $5.1941              $ 3.0433
                                          =========              =========              ========


Employee Plan:
-------------
Options, beginning of year       1,956     $ 5.9613     2,172     $ 5.6185      1,141    $7.0061
Granted                            250       3.9950       299       5.7024      1,206     4.3122
Exercised                          (28)      3.8418      (176)      4.2677         (9)    4.0474
Cancelled                         (218)      5.9193      (339)      4.4183       (166)    5.7583
                               -------                -------                 -------

Options, end of year             1,960       5.7451     1,956       5.9613      2,172     5.6185
                               =======                =======                 =======

Exercisable at end of year         930       5.1594       614       5.5815        499     5.5114
                               =======                =======                 =======

Weighted average (Wtd.
Avg.) fair value of
options granted during the
year                                      $  2.9355               $ 4.1814               $2.9617
                                          =========              =========              ========

    The following table summarizes information concerning options outstanding and options exercisable as of December 31, 1999:

                                   Options Outstanding                 Options Exercisable
                         ----------------------------------------    -------------------------
                                        Weighted
                                        Average       Weighted                     Weighted
                                       Remaining       Average                      Average
      Range of           Number of    Contractual     Exercise       Number of     Exercise
   Exercise Prices        Options         Life          Price         Options        Price
   ---------------        -------         ----          -----         -------        -----
Director Plan:
--------------
  $2.7500 - $4.0630             52             9.6      $ 2.9496             2       $ 4.0000
  $4.3750 - $5.5000             50             7.6        4.8250            40         4.9375
  $7.2500 - $9.2500             42             8.8        7.3452            15         7.5109
      $17.2500                  10             4.0       17.2500            10        17.2500
                         ---------                                   ---------

                               154                                          67
                         =========                                   =========

Employee Plan:
--------------
 $ 3.0000 - $ 4.5000         1,547             7.6      $ 4.0694           714       $ 4.0754
 $ 4.5625 - $ 6.7500           236             7.8        5.5900            96         5.5371
 $ 6.8750 - $10.0000           127             7.9        8.2248            70         8.7235
 $10.8250 - $15.0000            50             4.0       15.0000            50        15.0000
                         ---------                                   ---------

                             1,960                                         930
                         =========                                   =========

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

    At December 31, 1999, accounts and installment sales receivable on a operations basis are as follows:

                                                  Installment
                                 Accounts            Sales
                                Receivable        Receivable           Total
                                ----------        ----------           -----
Trade receivables:
   Signs                          $ 10,858             $  884          $ 11,742
   Gaming products                  10,135                835            10,970
   Gaming operations                 5,352                176             5,528
                            --------------    ---------------    --------------
      Subtotal                      26,345              1,895            28,240
                            --------------    ---------------    --------------

Other receivables:
   Other                             5,541                                5,541
                            --------------    ---------------    --------------
      Subtotal                       5,541                                5,541
                            --------------    ---------------    --------------

      Total                       $ 31,886            $ 1,895          $ 33,781
                            ==============    ===============    ==============


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

    Business segment information for the years ended December 31, 1999, 1998 and 1997 consist of:


                                      1999            1998            1997
                                      ----            ----            ----
Business Segments:
Revenue:
 Signs                                $ 46,278        $ 50,840        $ 57,478
 Gaming products                        33,541          36,216          35,621
 Gaming operations                      27,065          11,976           5,449
                                     ---------       ---------        --------
                                      $106,884        $ 99,032        $ 98,548
                                     =========       =========        ========

Gross profit:
 Signs                                $ 15,610        $ 14,723        $ 17,741
 Gaming products                        12,571          13,992          15,129
 Gaming operations                      23,857          10,154           4,478
                                     ---------       ---------        --------
                                      $ 52,038        $ 38,869        $ 37,348
                                     =========       =========        ========

Operating income (loss):
 Signs                                $  9,111        $  7,613        $ 11,829
 Gaming products                         9,559          12,494          13,433
 Gaming operations                      18,129           6,092           2,380
 Corporate                             (28,079)        (30,805)        (21,367)
                                     ---------       ---------        --------
                                      $  8,720        $ (4,606)       $  6,275
                                     =========       =========        ========

Depreciation and amortization:
 Signs                                $  1,534        $  1,103        $    862
 Gaming products                           496             885             362
 Gaming operations                       4,832           2,711           1,409
 Corporate                               2,487           2,172           1,681
                                     ---------       ---------        --------
                                      $  9,349        $  6,871        $  4,314
                                     =========       =========        ========

Assets:
 Signs                                $ 31,868        $ 36,385        $ 31,752
 Gaming products                        30,066          30,482          29,767
 Gaming operations                      80,116          76,281          15,813
 Corporate                              36,245          24,693          20,256
                                     ---------       ---------        --------
                                      $178,295        $167,841        $ 97,588
                                     =========       =========        ========

Capital expenditures:
 Signs                                $  2,684        $  5,485        $  1,127
 Gaming products                            14           2,226             279
 Gaming operations                       6,002           2,718           1,009
 Corporate                               1,334             367             504
                                     ---------       ---------        --------
                                      $ 10,034        $ 10,796        $  2,919
                                     =========       =========        ========

The following functions are included in corporate expense:


            Department                 1999         1998        1997
            ----------                 ----         ----        ----
Human Resources                        $   604      $   493     $   418
Executive and Administration             2,897        3,321       2,777
Finance and MIS                          2,381        2,099       2,080
Legal and Compliance                     1,686        1,197       1,356
Corporate Facilities Management            360          309         274
Research and Development                 5,407        4,936       3,553
Art and Design                           1,472        1,513       1,747
Corporate Sales                          5,838        5,482       6,072
Product Development                      1,237        1,266
Marketing                                1,858        1,937       1,409
Depreciation and Amortization            2,487        2,172       1,681
Bad Debt Expense                           500        1,587
Write-off of Assets and Other            1,352        4,493
                                    ----------   ----------  ----------

   Total                               $28,079      $30,805     $21,367
                                    ==========   ==========  ==========

    For the years ended December 31, 1999, 1998 and 1997, the Company did not have in place a mechanism to allocate the above departmental expenses to the individual business segments. Such a mechanism will be implemented to allocate the costs associated with Legal and Compliance, Research and Development, Art and Design, Corporate Sales, Product Development and Marketing for the year ended December 31, 2000. The following is a description of the costs associated with each of the above departments:

Human Resources: The Human Resources department is responsible for the following
---------------
corporate functions: employee relations, labor relations, employment organizational development, records management and administration of the Company's benefit plans. Although most of the Human Resource functions are handled at corporate, each of the manufacturing facilities has its own human resource staff member who not only is responsible for the human resource function for that business segment but whose salary and benefits are also charged to that business segment.

Executive and Administration: The Executive and Administration department
----------------------------
expenses consist of the salary and fringe benefits associated with the office of Chief Executive Officer, Executive Vice President of Operations, and their support staffs. It also includes the cost of the corporate headquarters, including rent and maintenance costs, office equipment, maintenance supplies, and office supplies.

Finance and MIS: The Finance department expenses consist of the salary and
---------------
fringe benefits associated with the office of the Chief Financial Officer, Director of Finance, Corporate Controller, Tax and SEC Reporting Manager and their staff. These individuals are responsible for handling most of the accounting functions for all domestic operations including all financial statement preparation for internal and external reporting for both governmental and non-governmental entities. Prior to 1998, the Finance and MIS functions were combined. Although most of the Finance department functions are handled at orporate, each of the manufacturing facilities has its own Finance department staff member who not only is responsible for the accounting functions for that business segment but whose salary and benefits are also charged to that business segment.

    The MIS department is responsible for the following: the determination of, acquisition of, and set-up of computer hardware and software for all domestic operations of the Company. The MIS department expenses include the salary and fringe benefits of the Manager of Information Systems and his staff as well as the cost of computer equipment maintenance, data lines and related costs.

Legal and Compliance: The Legal and Compliance department expense consists of
--------------------
the salary and fringe benefits associated with the office of General Counsel, Executive Director of Compliance and Patent Counsel as well as their support staff. The Legal and Compliance department is responsible for the administration of all gaming licensing in more than 160 jurisdictions in which the Company is licensed. In addition, this department is responsible for the coordination of the shipping of all Company products to jurisdictions, that requiring regulatory approval prior to placing products in a casino.

Corporate Facilities Management: The Corporate Facilities Management department
-------------------------------
is responsible for the maintenance of the corporate headquarters building in Las Vegas as well as five other facilities of the Company in the Las Vegas area. Transportation of inter-company mail to those same five facilities in Las Vegas as well as distribution of mail to individual offices at the corporate headquarters and outgoing mail are handled by this department as well.

Research and Development: The Research and Development department is responsible
------------------------
for the development of all the Company's products including ongoing upgrades of the Company's technology based products such as systems, slot machines and table games. All of the costs of developing a product from inception until the product is released to the Product Development / production departments are included in this department. In addition, all of the costs of testing these products at the various gaming jurisdictions and approved laboratories are included as well.

Art and Design: The Art and Design department prepares art renderings of the
--------------
Company's products, which are used by the sales force in their presentations to the Company's customers. This department is also responsible for the development of software utilized in the animation of the Company's slot products.

Corporate Sales: The Corporate Sales department is responsible for the domestic
---------------
sales of all the Company's products excluding exterior signage. The Company's sales management and its sales force operate from 10 sales offices located throughout the United States. Sales managers are responsible for the sale of all of the Company's products based on geographic regions / locations. Effective January 1, 2000, the Corporate Sales department absorbed the activities and costs of the Product Development department which previously were reported as a separate department. Although most of the Corporate Sales functions are handled at corporate, each of the manufacturing facilities have their own sales staff who not only is responsible for the sales function for that business segment but whose salary and benefits are also charged to that business segment.

Product Development: During 1998 and 1999 the Product Development department was
-------------------
responsible for developing new products once they were released from the Research and Development department. This department was combined with Corporate Sales on January 1, 2000.

Marketing: In conjunction with the Company's executive management, the Marketing
---------
department is responsible for establishing corporate policies, statements and operational procedures to create and continuously seek to present a positive image of the Company to key stakeholders including investors, customers and employees. In addition, it is also responsible for formulating, recommending and implementing marketing policies and programs in the areas of customer and sales support, advertising, promotions, public relations, investor relations and related activities.

Depreciation and Amortization: Depreciation and amortization for all corporate
-----------------------------
functions are reported together grouped into one caption.

Bad Debt Expense: Senior management manages bad debts in the aggregate rather
----------------
than on a  segment-by-segment basis.

Write-off of Assets and Other: Senior management manages write-offs and other
-----------------------------
one-time charges in the aggregate rather than on a segment by segment basis.

                                            1999           1998          1997
                                            ----           ----          ----
Geographic Operations:

Revenue:
   North America                          $ 86,876       $ 82,489      $ 83,068
   Australia / Asia                          7,773          5,817         8,924
   Europe / Africa                          10,117          8,955         5,818
   South America                             2,118          1,771           738
                                          --------       --------      --------
                                          $106,884       $ 99,032      $ 98,548
                                          ========       ========      ========

Gross profit:
   North America                          $ 46,246       $ 31,930        30,989
   Australia / Asia                          2,249          2,372         3,073
   Europe / Africa                           2,490          3,886         3,063
   South America                             1,053            681           223
                                          --------       --------      --------
                                          $ 52,038       $ 38,869      $ 37,348
                                          ========       ========      ========

Operating income (loss):
   North America                          $  8,327       $ (5,782)     $  4,959
   Australia / Asia                           (291)           217         1,146
   Europe / Africa                             780            783            64
   South America                               (96)           176           106
                                          --------       --------      --------
                                          $  8,720       $ (4,606)     $  6,275
                                          ========       ========      ========

Depreciation and amortization:
   North America                          $  8,904       $  6,741      $  4,108
   Australia / Asia                            149             31            72
   Europe / Africa                             230             90           122
   South America                                66              9            12
                                          --------       --------      --------
                                          $  9,349       $  6,871      $  4,314
                                          ========       ========      ========

                                            1999           1998          1997
                                            ----           ----          ----
Assets:
   North America                          $171,624       $157,076      $ 87,892
   Australia / Asia                            558          4,620         5,112
   Europe / Africa                           4,318          4,702         3,523
   South America                             1,795          1,443         1,061
                                          --------       --------      --------
                                          $178,295       $167,841      $ 97,588
                                          ========       ========      ========


Capital expenditures:
   North America                          $  9,689       $ 10,266      $  2,460
   Australia / Asia                            127            218           178
   Europe / Africa                             113             83           102
   South America                               105            229           179
                                          --------       --------      --------
                                          $ 10,034       $ 10,796      $  2,919
                                          ========       ========      ========

21.  SUBSEQUENT EVENTS

     As of December 31, 1999, we were in non-compliance with certain covenants under the Amended and Restated Credit Agreement (see Note 12 - Long-Term Debt) for which we have received waivers. The restatement of the 1999 financial statements (See Note 22 - Restatement) results in the Company being in non-compliance with the net worth covenant at December 31, 1999. On January 18, 2001, the Company received a waiver on this covenant. Due to the nature of these covenants, we found it necessary to amend the existing credit agreement and certain covenants in order to avoid the occurrence of non-compliance during 2000. On April 7, 2000, we completed the Second Amendment to the Amended and Restated Credit Agreement. This amendment, in addition to revising certain covenants during 2000, also provides us with the opportunity to seek additional financing, divest certain assets and repay portions of the term loans without incurring pre-payment penalties, and choose between adding the additional $5,000 revolver allowed under the Amended and Restated Credit Agreement, or alternatively, adding a new $5,000 term loan instead of the additional revolver. In exchange for this amendment we agreed to a pricing increase on all outstanding debt tranches, which includes Term Loan A, Term Loan B and the Revolver Loan. Term Loan A will bear a variable interest rate equal to the Prime Lending Rate plus 275 basis points or the LIBOR rate plus 375 basis points. Term Loan B will bear a fixed interest rate of 10.75%. The Revolver Loan will bear a variable interest rate equal to the Prime Lending Rate plus 225 basis points or the LIBOR rate plus 325 basis points .

NOTE 22 - RESTATEMENT

     The transactions with TAB (See Note 1 - Organization) were previously considered separate transactions and a divestiture of MGA. Subsequent to the issuance of the Company's 1999 financial statements, the Company's management determined that the transactions are considered multi-element contracts and the accounting for such transactions will be in a manner similar to that required under the provisions of Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"). Additionally, due to circumstances surrounding certain put and call options included in the arrangement, a determination has been made that, although a legal transfer of business ownership has been transferred to TAB, the transaction should not currently be recognized as a divestiture for accounting purposes. As such, the net assets of MGA have been appropriately segregated in the balance sheets of the Company in order to appropriately convey the distinction between the legal form of the transaction and its accounting treatment. This accounting treatment will be followed for each period until circumstances surrounding the put and call options have sufficiently changed.

     In addition, in 1998, goodwill was recorded in the amount of $29,892 and $3,223, as part of the acquisitions of PGI and P&S Leasing, respectively. The amount originally recorded as goodwill for the acquisition of PGI was subject to change for items, such as Year 2000 costs and international tax withholding, with the former owner of PGI. In 1999, additional goodwill was recorded in the amounts of $2,460 and $187 with regard to the acquisitions of PGI and P&S Leasing, respectively. These amounts were for the Year 2000 costs and international tax withholding issues. Subsequent to the issuance of the Company's 1999 financial statements, the Company's management determined that such amounts previously classified as goodwill should be classified as a perpetual license with an estimated useful life of 40 years.

     As a result, the 1999 and 1998 financial statements have been restated from amounts previously reported to account for the non-divestiture of MGA to reclassify goodwill to perpetual licenses as described above. A summary of the effects of the restatement follows:


                                                      1999                           1998
                                                      ----                           ----
                                               As                             As
                                           Previously         As          Previously        As
                                            Reported       Restated        Reported      Restated
                                            --------       --------        --------      --------
At December 31:
  Intangible assets                          $16,810       $70,097          $13,651       $64,188
  Goodwill                                    40,208         5,572           39,916         7,067
  Net assets of business
   transferred under contractual
    agreement                                                  558
  Deferred tax asset - noncurrent              2,914                          3,079
  Deposit on net assets
   transferred under contractual
   agreement                                                 4,890
  Deferred gain on sale of
    Australian subsidiary                                    4,332
  Deferred tax liability - noncurrent                       14,221                         14,609
  Stockholders' equity                        50,932        48,116

For the year end December 31:
  Selling, general and
    administrative expenses                   41,505        41,966           38,837        38,983
  Other income and (expense)                   5,052           720
  Income (loss) from continuing
    operations before income tax
    (provision) benefit                        5,383           590
  Income tax (provision) benefit              (1,635)          342            3,190         3,335
  Net income (loss)                            3,748           932
  Net income (loss) per share:
    Basic                                    $  0.35       $  0.09
    Diluted                                  $  0.35       $  0.09

MIKOHN GAMING CORPORATION
QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                           1/st/         2/nd/         3/rd/        4/th/ - (1)        Annual
                           -----         -----         -----        -----------        ------
Sales:
   1999                   $25,175       $29,010        $25,834        $26,865        $106,884
                         ==========   ============  =============   ============   =============
   1998                   $21,633       $24,615        $19,716        $33,068        $ 99,032
                         ==========   ============  =============   ============   =============

Gross profit:
   1999                   $12,831       $13,856        $12,537        $12,814        $ 52,038
                         ==========   ============  =============   ============   =============
   1998                   $ 7,686       $10,518        $ 6,902        $13,763        $ 38,869
                         ==========   ============  =============   ============   =============

Net income (loss):
   1999                   $   911       $ 1,183        $   830        $(1,992)       $    932
                         ==========   ============  =============   ============   =============
   1998                   $  (599)      $   366        $(8,817)       $ 1,024        $ (8,026)
                         ==========   ============  =============   ============   =============

Weighted average shares outstanding:
   Basic -
      1999                 10,675        10,707         10,730         10,769          10,720
                         ==========   ============  =============   ============   =============
      1998                 10,306        10,520         10,626         10,652          10,527
                         ==========   ============  =============   ============   =============

   Diluted -
      1999                 10,675        10,708         10,747         10,769          10,784
                         ==========   ============  =============   ============   =============
      1998                 10,306        10,639         10,626         10,658          10,527
                         ==========   ============  =============   ============   =============

Net income (loss) per share:   (2)
   Basic -
      1999                $  0.09       $  0.11        $  0.08        $ (0.19)       $   0.09
                         ==========   ============  =============   ============   =============
      1998                $ (0.06)      $  0.03        $ (0.83)       $  0.10        $  (0.76)
                         ==========   ============  =============   ============   =============

   Diluted -
      1999                $  0.09       $  0.11        $  0.08        $ (0.19)       $   0.09
                         ==========   ============  =============   ============   =============
      1998                $ (0.06)      $  0.03        $ (0.83)       $  0.10        $  (0.76)
                         ==========   ============  =============   ============   =============

The Company's interim financial information for the quarterly periods ended March 31, 1998, June 30, 1998, September 30, 1998 and 1999, and December 31, 1998 and 1999 have been restated due to the requirements of SOP 97-2 for the recognition of software revenue. as well as to account for the non-divestiture for accounting purposes of MGA, to reclassify goodwill to perpetual licenses as described in Note 22 - Restatement in the Notes to Consolidated Financial Statements. A summary of the effects of the discussed restatements follows:

                                                 As                              As
                                              Previously          As         Previously       As
                                               Reported         Restated      Reported      Restated
                                               --------         --------      --------      --------

For the quarter ended:                              March 31, 1999               March 31, 1998
                                                    --------------               --------------
   Sales                                        $               $            $ 21,779        $21,633
   Cost of sales                                                               14,032         13,947
   Gross profit                                                                 7,747          7,686
   Selling, general and administrative

                                                            As                          As
                                                        Previously       As        Previously       As
                                                         Reported     Restated      Reported      Restated
                                                         --------     --------      --------      --------
      expenses                                              9,451        9,563
   Income (loss) from continuing
     operations before income tax
     (provision) benefit                                    1,414        1,302          (861)         (922)
   Income tax (provision) benefit                            (503)        (391)          302           323
   Net income (loss)                                                                    (559)         (599)

   Net income (loss) per share:
     Basic                                                                          $  (0.05)      $ (0.06)
     Diluted                                                                        $  (0.05)      $ (0.06)


For the quarter ended:                                      June 30, 1999                 June 30, 1998
                                                            -------------                 -------------
   Sales                                                 $             $            $ 25,621      $ 24,615
   Cost of sales                                                                      14,593        14,097
   Gross profit                                                                       11,028        10,518
   Selling, general and administrative
      expenses                                              9,941       10,052
   Income (loss) from continuing
     operations before income tax
     (provision) benefit                                    1,930        1,819         1,120           609
   Income tax (provision) benefit                            (747)        (636)         (422)         (243)
   Net income (loss)                                                                     698           366

   Net income (loss) per share:
     Basic                                                                          $   0.07      $   0.03
     Diluted                                                                        $   0.07      $   0.03


For the quarter ended:                                   September 30, 1999          September 30, 1998
                                                         ------------------          ------------------
   Sales                                                 $ 27,322      $25,834      $ 20,209      $ 19,716
   Cost of sales                                           14,120       13,297        13,267        12,814
   Gross profit                                            13,202       12,537         6,942         6,902
   Selling, general and administrative
      expenses                                              9,677        9,795        11,547        11,583
   Income (loss) from continuing
     operations before income tax
     (provision) benefit                                    1,573          790       (10,701)      (10,776)
   Income tax (provision) benefit                            (311)          40         3,660         3,711
   Income (loss) from operations before
     extraordinary items                                                              (7,041)       (7,065)
   Net income (loss)
                                                            1,262          830        (8,793)       (8,817)
Net income (loss) per share before extraordinary
     item:
     Basic                                               $   0.12      $  0.08      $  (0.66)     $  (0.66)
     Diluted                                             $   0.12      $  0.08      $  (0.66)     $  (0.66)

Net income (loss) per share:
     Basic                                               $   0.12      $  0.08      $  (0.83)     $  (0.83)
     Diluted                                             $   0.12      $  0.08      $  (0.83)     $  (0.83)


For the quarter ended:                                     December 31, 1999         December 31, 1998
                                                           -----------------         -----------------
   Sales                                                 $ 25,377      $26,865      $ 31,423      $ 33,068
   Cost of sales                                           13,228       14,051        18,271        19,305
   Gross profit                                            12,149       12,814        13,152        13,763
   Selling, general and administrative
      expenses                                             12,436       12,556        10,378        10,486

                                                   As                          As
                                               Previously       As        Previously       As
                                                Reported     Restated      Reported      Restated
                                                --------     --------      --------      --------
   Income (loss) from continuing
     operations before income tax
     (provision) benefit                                                        978         1,480
   Other income and expense                        4,471          139
   Income tax (provision) benefit                    (74)       1,329          (350)         (456)
   Net income (loss)                                 392       (1,992)          628
                                                                                            1,024

   Net income (loss) per share:
     Basic                                      $   0.04      $ (0.19)       $ 0.06        $ 0.10
     Diluted                                    $   0.04      $ (0.19)       $ 0.06        $ 0.10

(1) During the fourth quarter of 1999 the Company incurred the following (i) it incurred a non-recurring asset write-off of $1,352 related to our P&M Coin product line, which includes our Classic slot machine games (see Note 11 - Write-off of Assets) and (ii) it entered into an agreement settling a complex and long-standing series of lawsuits between PGI and Shuffle Master arising out of claims by PGI that several table games offered by Shuffle Master infringed numerous patents held by PGI (now held by the Company) (see
    Note 13 - Deferred License Fees).

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

                                            MIKOHN GAMING CORPORATION


January 29, 2001                            By:  /s/  Don W. Stevens
                                                ------------------------------
                                                 Don W. Stevens, Executive Vice
                                                 President, Treasurer, Principal
                                                        Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                         Title                        Date
             ---------                         -----                        ----
 /s/ David J. Thompson                     Chairman of the              January 29, 2001
---------------------------------
David J. Thompson                          Board, President and
                                           Chief Executive Officer

 /s/ Dennis A. Garcia                      EVP - Proprietary Games      January 29, 2001
-----------------------------------
Dennis A. Garcia                           Director


 /s/ Bruce E. Peterson                     Director                     January 29, 2001
----------------------------------
Bruce E. Peterson

 /s/ Terrance W. Oliver                    Director                     January 29, 2001
---------------------------------
Terrance W. Oliver

 /s/ John K Campbell                       Director                     January 29, 2001
---------------------------------
John K. Campbell

 /s/ James E. Meyer                        Director                     January 29, 2001
----------------------------------
James E. Meyer

 /s/ Douglas M. Todoroff                   Director                     January 29, 2001
--------------------------------
Douglas M. Todoroff