Form 10-Q/A
period 2000-03-31
MIKOHN GAMING CORP
filed 2001-01-30
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:                 March 31, 2000
                               -------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to
     ______________

Commission File Number:                       0-22752
                       ---------------------------------------------------------
                           MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

                Nevada                              88-0218876
-----------------------------------      ---------------------------------------
(State or other jurisdiction of
incorporation or organization)             (IRS Employer Identification Number)


           920 Pilot Road, P.O. Box 98686, Las Vegas, NV 89193-8686
--------------------------------------------------------------------------------
             (Address of principal executive office and zip code)


                                (702) 896-3890
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


              1045 Palms Airport Drive, Las Vegas, NV 89193-8686
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        YES    X      NO
            -------      -------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

            10,964,286              as of                May 9, 2000
-----------------------------------       --------------------------------------
      (Amount Outstanding)                                 (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS

          Items 1 and 2 of Part I of the Registrant's Form 10-Q for the quarter            Page
          ended Page March 31, 2000 are hereby amended to read as follows:                 ----

Part I    FINANCIAL INFORMATION
          Item 1.  Condensed Consolidated Financial Statements
                   Condensed Consolidated Balance Sheets at March 31, 2000
                   (Unaudited) and December 31, 1999                                         2
                   Condensed Consolidated Statements of Operations for the three
                   months ended March 31, 2000 and 1999 (Unaudited)                          4
                   Condensed Consolidated Statements of Cash Flows for the three
                   months ended March 31, 2000 and 1999 (Unaudited)                          5
                   Notes to Condensed Consolidated Financial Statements (Unaudited)          6
          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                    17

Part II   OTHER INFORMATION
          Item 6.  Exhibits and Reports on Form 8-K                                         24

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)                                March 31,
                                                        2000       December 31,
                                                     (Unaudited)       1999
                                                      ---------        ----
                       ASSETS
                       ------

Current assets:
   Cash and cash equivalents                         $     641      $      48
   Accounts receivable, net                             22,207         30,447
   Notes receivable-related parties - current            1,893          2,144
   Installment sales receivable - current                  820          1,030
   Inventories, net                                     29,320         26,793
   Prepaid expenses                                      5,204          4,582
   Assets held for sale                                  1,046            781
   Deferred tax asset - current                          1,420          1,420
                                                    ----------      ---------
      Total current assets                              62,551         67,245

Notes receivable-related parties - noncurrent              152            150
Installment sales receivable - noncurrent                  975            865
Property and equipment, net                             24,877         25,385
Intangible assets                                       69,184         70,097
Goodwill                                                 5,448          5,572
Other assets                                             8,394          8,423
Net assets of business transferred under contractual
   agreement                                               558            558
                                                     ---------      ---------

      Total assets                                   $ 172,139      $ 178,295
                                                     =========      =========

                                 MIKOHN GAMING CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)                                       March 31,
                                                               2000              December 31,
                                                            (Unaudited)              1999
                                                             ---------               ----
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
   Long-term debt and notes payable - current                   $   1,376          $   1,436
   Trade accounts payable                                           6,816             11,615
   Customer deposits                                                1,750              3,600
   Accrued and other current liabilities                            6,223              6,743
   Deferred license fees - current                                    451                451
                                                             ------------       ------------
      Total current liabilities                                    16,616             23,845
                                                             ------------       ------------

Long-term debt - noncurrent                                        85,864             85,417
                                                             ------------       ------------

Deferred license fees - noncurrent                                  1,662              1,806
                                                             ------------       ------------
Deposit on net assets transferred under contractual
agreement                                                           4,890              4,890
                                                             ------------       ------------

Deferred tax liability - noncurrent                                14,100             14,221
                                                             ------------       ------------

Commitments and contingencies (see Note 4)

Stockholders' equity:
   Preferred stock, $.10 par value, 5,000 shares
     authorized, none issued and outstanding
   Common stock, $.10 par value, 20,000 shares
      authorized, 10,963 and 10,799 shares issued and
      outstanding                                                   1,096              1,080
   Additional paid-in capital                                      54,090             53,350
   Stockholders' notes receivable                                  (1,251)            (1,251)
   Foreign currency translation                                      (664)              (597)
   Accumulated deficit                                             (4,036)            (4,238)
                                                             ------------       ------------
      Subtotal                                                     49,235             48,344
   Less treasury stock, 19 shares, at cost                           (228)              (228)
                                                             ------------       ------------
      Total stockholders' equity                                   49,007             48,116
                                                             ------------       ------------
      Total liabilities and stockholders' equity                $ 172,139          $ 178,295
                                                             ============       ============

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              For the Three Months Ended March 31, 2000 and 1999

(Amounts in thousands except per share amounts)
                                                                  2000        1999
                                                                  ----        ----
Sales                                                           $ 22,323    $ 25,175
Cost of sales                                                      9,909      12,344
                                                                --------    --------
   Gross profit                                                   12,414      12,831

Selling, general and administrative expenses                       9,863       9,563
                                                                --------    --------
   Operating income                                                2,551       3,268

Interest expense                                                  (2,339)     (2,090)
Other income and expense                                              50         124
                                                                --------    --------
      Income before income tax                                       262       1,302

Income tax provision                                                 (60)       (391)
                                                                --------    --------
Net income                                                      $    202    $    911
                                                                ========    ========

Weighted average common shares:
  Basic                                                           10,837      10,675
                                                                ========    ========
  Diluted                                                         10,964      10,675
                                                                ========    ========

Earnings per share information:
  Basic                                                         $   0.02    $   0.09
                                                                ========    ========
  Diluted                                                       $   0.02    $   0.09
                                                                ========    ========


See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Three Months Ended March 31, 2000 and 1999

(Amounts in thousands)

                                                                    2000           1999
                                                                    ----           ----
Cash flows from operating activities:
   Net income                                                      $  202         $  911
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                  1,367          1,148
      Amortization                                                  1,172            972
      Provision for bad debts                                                         14
      Reserve for obsolete inventory                                   45            102
      Change in exchange rate variance                                (67)            61
   Changes in assets and liabilities:
      Accounts receivable                                           8,240           (180)
      Notes receivable - related parties                              249
      Installment sales receivable                                    100            198
      Inventories                                                  (2,572)        (3,384)
      Prepaid expenses and other assets                              (593)          (432)
      Trade accounts payable                                       (4,799)           998
      Accrued and other current liabilities                          (520)           (29)
      Customer deposits                                            (1,850)           414
      Deferred taxes                                                 (121)          (112)
                                                              -----------    -----------

Net cash provided by operating activities                             853            681
                                                              -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                (339)          (400)
   Gaming equipment leased to others                               (1,644)          (554)
   Proceeds from sales of property and equipment                      859              6
   Increase in intangible assets                                     (135)        (1,075)
                                                              -----------    -----------

Net cash used in investing activities                              (1,259)        (2,023)
                                                              -----------    -----------

Cash flows from financing activities:
   Proceeds from long-term debt and notes payable                   3,207             44
   Principal payments on notes payable and long-term debt          (2,820)          (789)
   Principal payments of deferred license fees                       (144)
   Proceeds from sale of common stock                                 756             70
                                                              -----------    -----------

Net cash provided by (used in) financing activities                   999           (675)
                                                              -----------    -----------

Increase (decrease) in cash and cash equivalents                      593         (2,017)

Cash and cash equivalents, beginning of period                         48          3,732
                                                              -----------    -----------

Cash and cash equivalents, end of period                      $       641       $  1,715
                                                              ===========    ===========

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

NOTE 2 - REVENUE RECOGNITION

   The Company recognizes revenue depending on the line of business as follows:

   Product Sales Business Unit Segment - Product sales are executed by a signed contract or customer purchase order. If the agreement calls for Mikohn to perform an installation after delivery, revenue is recognized when the installation has been completed and accepted by the customer. In the case where installation is not required, revenue is recognized upon the delivery of the product.

   Systems Business Unit Segment - System sales consists of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine activity, and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for Systems sales in accordance with Statement of Position 97-2 - Software Revenue Recognition ("SOP 97-2"). System sales are considered multiple element arrangements because they include hardware, software, installation, training and post customer support. System sales are evidenced by a signed contract . Follow-up spare parts and hardware only sales are evidenced with a purchase order. Revenue for Systems sales are recognized when:
   .  There are signed contracts with a fixed determinable price;
   .  Collectibility of the sale is probable;
   . The hardware and software has been delivered, installed, training has been completed and acceptance has occurred.

    Not all systems contracts require installation. This is the case with sales of hardware only to 1) previous customers that are expanding their systems; 2) customers that have multiple locations and do installation themselves and require an additional software license and hardware; and 3) customers purchasing spare parts.

    Maintenance and support is sold under agreements with established vendor specific objective evidence of price. Maintenance contracts are generally for a period of twelve months, with revenue recognized ratably over the contract service period.

    Further training is also sold under agreements with established vendor specific objective evidence of price, which is based on daily rates and is recognized upon delivery.

    Table Games Business Unit Segment - The leasing of proprietary table games to casino customers occur under signed lease agreements. The lease revenue is recognized on a monthly basis.

    Slot Operations Business Unit Segment - The leasing of proprietary slot machines occur under signed lease agreements. These contracts will either be on participation or a lease basis. On a participation basis, the Company earns a share of the revenue that the casino earns from these slot machines. On a lease basis, the Company charges a fixed amount per slot machine per day. Both types of revenue are recognized on a monthly basis.

NOTE 3 - AUSTRALIAN SUBSIDIARY

    On November 4, 1999, the Company entered into four agreements with TAB Limited, a publicly traded Australian corporation ("TAB"). (See Note 8 - Restatement).

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

NOTE 4 - INVENTORIES

   Inventories at March 31, 2000 and December 31, 1999 consist of the following:

                                           March 31,     December 31,
                                             2000            1999
                                             ----            ----
    Raw materials                          $ 13,982        $ 14,616
    Finished goods                            7,023           6,247
    Work-in-progress                         10,123           7,693
                                         ----------      ----------
       Subtotal                              31,128          28,556
    Reserve for obsolete inventory           (1,808)         (1,763)
                                         ----------      ----------
       Total                               $ 29,320        $ 26,793
                                         ==========      ==========


NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - SEGMENT REPORTING

  The Company operates in five business segments: Product Sales, Systems, Table Games, Slot Operations and International. The Product Sales segment designs, manufactures and installs interior signage and displays. It also designs, manufactures, installs and maintains exterior signage. In addition, it also manufactures and sells oversized gaming machines and touch-screen multi-game video machines. The Systems segment includes manufacturing of progressive jackpot systems; it develops, markets and installs automated data collection systems for player tracking and accounting for gaming machines. The Table Games segment places tables under lease or license agreements generating recurring revenue. It owns or licenses the rights to various progressive jackpot table games including Caribbean Stud(R). The Slot Operations segment leases, licenses and places proprietary gaming machines under lease, structured participation or license agreements generating recurring revenue. It owns or licenses the rights to several categories of proprietary games, including branded slot machines, coin-push gaming machines, oversized gaming machines and touch-screen multi-game video machines. The International segment includes the operations of the Company's international operations including those in Europe and Peru. 50% of the Company's Australian operation was divested late in 1999 and only 50% of its net income after taxes is included in sales.

Business unit segment information for the quarters ended March 31, 2000 and 1999 consist of:

                                                             March 31,
                                                             ---------
                                                         2000         1999
                                                         ----         ----
    Business Unit Segments:
    -----------------------

    Sales:
      Product Sales                                    $ 12,990    $ 13,919
      Systems                                             1,455       1,620
      Table Games                                         4,148       3,939
      Slot Operations                                     2,445       1,348
      International                                       1,285       4,349
                                                       --------    --------
                                                       $ 22,323    $ 25,175
                                                       ========    ========

    Gross profit:
      Product Sales                                    $  5,085    $  6,125
      Systems                                               915         599

                                                             March 31,
                                                             ---------
                                                         2000         1999
                                                         ----         ----
   Table Games                                             4,069       3,854
   Slot Operations                                         1,970       1,004
   International                                             375       1,249
                                                        --------    --------
                                                        $ 12,414    $ 12,831
                                                        ========    ========

Operating income:
   Product Sales                                        $  3,874    $  4,999
   Systems                                                   743         599
   Table Games                                             3,392       3,265
   Slot Operations                                         1,013         423
   International                                            (194)        182
   Corporate                                              (6,277)     (6,200)
                                                        --------    --------
                                                        $  2,551    $  3,268
                                                        ========    ========

Net income before tax:
   Product Sales                                        $  3,008    $  3,761
   Systems                                                   727         595
   Table Games                                             2,552       2,945
   Slot Operations                                           563         251
   International                                            (362)       (115)
   Corporate                                              (6,226)     (6,135)
                                                        --------    --------
                                                        $    262    $  1,302
                                                        ========    ========

Geographic Operations:
----------------------
Sales:
   North America                                        $ 21,038    $ 20,826
   Australasia                                              (147)      1,944
   Europe / Africa                                         1,263       1,932
   South America                                             169         473
                                                        --------    --------
                                                        $ 22,323    $ 25,175
                                                        ========    ========

Gross profit:
   North America                                        $ 12,039    $ 11,581
   Australasia                                              (147)        573
   Europe / Africa                                           495         433
   South America                                              27         244
                                                        --------    --------
                                                        $ 12,414    $ 12,831
                                                        ========    ========

Operating income:
   North America                                        $  2,745    $  3,085
   Australasia                                              (147)         75
   Europe / Africa                                           153          15
   South America                                            (200)         93
                                                        --------    --------
                                                        $  2,551    $  3,268
                                                        ========    ========

Net income before tax:

                                                             March 31,
                                                             ---------
                                                         2000         1999
                                                         ----         ----
   North America                                        $    624     $  1,417
   Australasia                                              (147)         (83)
   Europe / Africa                                            28          (85)
   South America                                            (243)          53
                                                        --------     --------
                                                        $    262     $  1,302
                                                        ========     ========

The following departments are included in corporate expense:

                                                         March 31,
                                                         ---------
                                                  2000               1999
                                                  ----               ----
    Department:
    -----------

    Human Resources                                  $ 104            $  126
    Executive and Administration                       502               699
    Finance and MIS                                    658               536
    Legal and Compliance                               443               348
    Corporate Facilities Management                     81                89
    Research and Development                         1,353             1,263
    Art and Design                                     378               361
    Corporate Sales                                  1,372             1,491
    Product Development                                                  359
    Marketing                                          594               363
    Depreciation and Amortization                      792               565
                                                   -------            ------

       Total                                       $ 6,277            $6,200
                                                   =======            ======

   For the quarters ended March 31, 2000 and 1999, the Company did not have in place a mechanism to allocate the above departmental expenses to the individual business segments. The Company believes such a mechanism will be implemented to allocate the costs associated with Legal and Compliance, Research and Development, Art and Design, Corporate Sales, Product Development and Marketing for the year ended December 31, 2000. Following is a description of the costs associated with each of the above departments:

Human Resources
   The Human Resources department is responsible for the following corporate functions: employee relations, labor relations, employment organizational development, records management and administration of the Company's benefit plans. Although most of the Human Resource functions are handled at corporate, each of the manufacturing facilities has its own human resource staff member who not only is responsible for the human resource function for that business segment but whose salary and benefits are also charged to that business segment.

Executive and Administration
   The Executive and Administration department expenses consist of the salary and fringe benefits associated with the office of Chief Executive Officer, Executive Vice President of Operations, and their support staffs. It also includes the cost of the corporate headquarters, including rent and maintenance costs, office equipment, maintenance supplies and office supplies.

Finance and MIS

   The Finance department expenses consist of the salary and fringe benefits associated with the office of the Chief Financial Officer, Director of Finance, Corporate Controller, Tax and SEC Reporting Manager and their staff. These individuals are responsible for handling most of the accounting functions for all domestic operations including all financial statement preparation for internal and external reporting for both governmental and non-governmental entities. Prior to 1998, the Finance and MIS functions were combined. Although most of the Finance department functions are handled at corporate, each of the manufacturing facilities has its own Finance department staff member who not only is responsible for the accounting functions for that business segment but whose salary and benefits are also charged to that business segment.

   The MIS department is responsible for the determination of, acquisition of and set-up of both computer hardware and software for all domestic operations of the Company. The MIS department expenses include the salary and fringe benefits of the Manager of Information Systems and his staff as well as the cost of computer equipment maintenance, data lines, etc.

Legal and Compliance
   The Legal and Compliance department expense consists of the salary and fringe benefits associated with the office of General Counsel, Director of Compliance and Patent Counsel as well as their support staff. The Legal and Compliance department is responsible for the administration of all licensing in more than 160 jurisdictions in which the Company is licensed. In addition, this department is responsible for the coordination of the shipping of all Company products to jurisdictions requiring regulatory approval prior to placing products in a casino.

Corporate Facilities Management
   The Corporate Facilities Management department is responsible for the maintenance of the corporate headquarters building in Las Vegas as well as five other facilities of the Company in the Las Vegas area. Transportation of inter-company mail to those same five facilities in Las Vegas as well as distribution of mail to individual offices at the corporate headquarters and outgoing mail are handled by this department as well.

Research and Development
   The Research and Development department is responsible for the development of all the Company's products including on going upgrades of the Company's technology-based products such as systems, slot machines and table games. All of the costs of developing a product from inception until the product is released to the Product Development / production departments are included in this department. In addition, all of the costs of testing these products at the various gaming jurisdictions and approved laboratories are included as well.

Art and Design
   The Art and Design department prepares art renderings of the Company's products, which are used by the sales force in their presentations to the Company's current and future customers. This department is also responsible for the development of software utilized in the animation of the Company's slot products.

Corporate Sales
   The Corporate Sales department is responsible for the domestic sales of all the Company's products excluding exterior signage. The Company's sales management and its sales force operate from 10 sales offices located throughout the United States. Sales managers are responsible for the sale of all of the Company's products based on geographic regions / locations. Effective January 1, 2000, the Corporate Sales department absorbed the activities and costs of the Product Development department which previously were reported as a separate department. Although most of the Corporate Sales functions are handled at corporate, each of the manufacturing facilities has its own sales staff who not only is responsible for the sales function for that business segment but whose salary and benefits are also charged to that business segment.

Product Development
   During 1998 and 1999 the Product Development department was responsible for developing new products once they were released from the Research and Development department. This department was combined with Corporate Sales on January 1, 2000.

Marketing
   In conjunction with the Company's executive management, the Marketing department is responsible for establishing corporate policies, statements and operational procedures to create and continuously seek to present a positive image of the Company to key stakeholders including investors, customers and employees. In addition, it is also responsible for formulating, recommending and implementing marketing policies and programs in the areas of customer and sales support, advertising, promotions, public relations, investor relations and related activities.

Depreciation and Amortization
   Depreciation and amortization for all corporate functions are reported together grouped into one caption.

NOTE 7 - COMMON STOCK

    During the quarter ended March 31, 2000 and 1999, the Company issued common stock as follows:

                                                       2000         1999
                                                       ----         ----
    Common stock issuance:
       Stock options exercised                      $     557      $
       Employee stock purchase plan
                                                          199           70
                                                    ---------      -------

                                                    $     756      $    70
                                                    =========      =======

NOTE 8 - RESTATEMENT

   The transactions with TAB (See Note 3 - Australian Subsidiary) were previously considered separate transactions and a divestiture of MGA. Subsequent to the issuance of the Company's 1999 financial statements, the Company's management determined that the transactions are considered multi-element contracts and the accounting for such transactions will be in a manner similar to that required under the provisions of Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"). Additionally, due to circumstances surrounding certain put and call options included in the arrangement, a determination has been made that, although a legal transfer of business ownership has been transferred to TAB, the transaction should not currently be recognized as a divestiture for accounting purposes. As such, the net assets of MGA have been appropriately segregated in the balance sheets of the Company in order to appropriately convey the distinction between the legal form of the transaction and its accounting treatment. This accounting treatment will be followed for each period until circumstances surrounding the put and call options have sufficiently changed.

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

     The Company's interim financial information for the quarterly periods ended March 31, 2000 and 1999 and fiscal year ended December 31, 1999 have been restated due to the recording of job costs relating to the TAB wide area progressive jackpot system previously expensed in the current quarter and to account for the non-divestiture of MGA and to reclassify goodwill to perpetual licenses as described above. A summary of the effects of the discussed restatements follows:

                                             As                             As
                                         Previously         As          Previously           As
                                          Reported       Restated        Reported         Restated
                                          --------       --------        --------         --------
At Period End:                                March 31, 2000                December 31, 1999
                                              --------------                -----------------
   Inventories                            $  29,118      $ 29,320         $             $
   Intangible assets                         16,242        69,184           16,810          70,097
   Net assets of business
     transferred under contractual
     agreement                                                558                              558
   Goodwill                                  39,860         5,448           40,208           5,572
   Deferred tax asset - noncurrent            2,914                          2,914
   Accrued and other current
      liabilities                             6,152         6,223
  Deposit on net assets
     transferred under contractual
     agreement                                              4,890                            4,890
   Deferred tax liability -
     noncurrent                                            14,100                           14,221
   Stockholders' equity                      51,692        49,007           50,932          48,116

For the quarter ended:                        March 31, 2000                 March 31, 1999
                                              --------------                 --------------
   Selling, general and
     administrative expenses                  9,944         9,863            9,451           9,563
   Income from continuing
     operations before income tax
     (provision) benefit                        181           262            1,414           1,302
   Income tax (provision) benefit              (110)          (60)            (503)           (391)
   Net income (loss)                             71           202
   Net income (loss) per share:
     Basic                                $    0.01      $   0.02
     Diluted                              $    0.01      $   0.02

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

REVENUE

                                                                        Change
                                                               ----------------------
Business Segment                      2000          1999         Amount          %        Comment
----------------                      ----          ----         ------          -        -------
Revenues:
     Product Sales                 $ 12,990      $ 13,919       $  (929)       -6.7%         1
     Systems                          1,455         1,620          (165)      -10.2%         2
     Table games                      4,148         3,939           209         5.3%         3
     Slot Operations                  2,445         1,348         1,097        81.4%         4
     International                    1,285         4,349        (3,064)      -70.5%         5
                                   --------      --------      --------
                                   $ 22,323      $ 25,175      $ (2,852)      -11.3%
                                   ========      ========      ========
Percentage to total revenues:
     Product Sales                     58.2%         55.3%
     Systems                            6.5%          6.4%
     Table games                       18.5%         15.6%
     Slot Operations                   11.0%          5.4%
     International                      5.8%         17.3%
                                   --------      --------
                                      100.0%        100.0%
                                   ========      ========


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

4 The net increase in Slot Operations revenue of $1,097 is due to: (i) an increase in MoneyTime(TM) lease/participation revenue of $184, (ii) Yahtzee(TM) lease/participation revenue of $922, (iii) a decrease in Flip-It(TM) participation revenue of $68, and (iv) an increase in other Slot Operation revenue of $59. The number of MoneyTime(TM) units in place increased from 419 as of March 31, 1999 to 455 as of March 31, 2000. The number of Yahtzee(TM) units in place as of March 31, 2000 was 537; no Yahtzee(TM) units were in place as of March 31, 1999.

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

GROSS PROFIT

                                                                            Change
                                                                  ----------------------
Business Segment                             2000        1999       Amount         %         Comment
----------------                             ----        ----       ------         -         -------
Gross Profit:
     Product Sales                         $ 5,085      $6,125     $ (1,040)     -17.0%        1
     Systems                                   915         599          316       52.8%        2
     Table games                             4,069       3,854          215        5.6%        3
     Slot Operations                         1,970       1,004          966       96.2%        4
     International                             375       1,249         (874)     -70.0%        5
                                           -------     -------       ------
                                           $12,414     $12,831       $ (417)      -3.2%
                                           =======     =======       ======
Gross profit margin:
     Product Sales                            39.1%       44.0%
     Systems                                  62.9%       37.0%
     Table games                              98.1%       97.8%
     Slot Operations                          80.6%       74.5%
     International                            29.2%       28.7%

       Total gross profit margin              55.6%       51.0%


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

4   The increase in Slot Operations gross profit of $966 is primarily due to:
    (i) an increase in MoneyTime(TM) slot machine gross profit of $169, (ii) gross profit from Yahtzee(TM) slot machines of $704 of which there were no units in place during the March 31, 1999 period and (iii) an increase in other Slot Operations gross profit of $59. The increase in gross profit from the MoneyTime(TM) slot machine route is directly related to the increase in units placed during the most recent period.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the three months ended March 31, 2000 increased by 3% or $300, from $9,563 for the three months ended March 31, 1999 to $9,863 for the three months ended March 31, 2000. The significant factors effecting this increase are as follows:

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

     Research and development expenses for the three months ended March 31, 2000 increased by 6% or $77 from $1,361 for the three months ended March 31, 1999 to $1,438 for the three months ended March 31, 2000. This increase is due primarily to: (i) increased expenses for the development of new slot machine and table games, and (ii) increased expenses related to the development of our table and slot systems product lines.

     Capitalized software development costs for the three months ended March 31, 2000 decreased by 100% or $76, from $76 for the three months ended March 31, 1999 to $0 for the three months ended March 31, 2000.

     Depreciation expense for the three months ended March 31, 2000 increased by 19% or $219, from $1,148 for the three months ended March 31, 1999 to $1,367 for the three months ended March 31, 2000. This increase is due primarily to increased depreciation associated with the Company's capitalized recurring revenue games.

     Amortization expense for the three months ended March 31, 2000 increased by 21% or $200, from $972 for the three months ended March 31, 1999 to $1,172 for the three months ended March 31, 2000. This increase is primarily due to: (i) increased perpetual license amortization related to the adjustment of the perpetual license recognized in the acquisitions of Progressive Games, Inc. ("PGI") and P&S Leasing LLC and P&S Leasing Corporation ("P&S Leasing"), and
(ii) the amortization of software capitalization costs.

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

INCOME TAX PROVISION

     Income taxes for the three months ended March 31, 2000 equaled a provision of $60 for an effective tax rate of 23% as compared to a provision of $391 and effective rate of 30% for the three months ended March 31, 1999. The decrease in the tax rates between the comparable periods is primarily due to the relationship of the research and development credit to income before taxes for 2000 as compared to 1999.

EARNINGS PER SHARE

     Basic and diluted earnings per share for the three months ended March 31, 2000 were $0.02 and $0.02 on basic and diluted weighted average common shares outstanding of 10,837 and 10,964, respectively. For the three months ended March 31, 1999 basic and diluted earnings per share were $0.09 and $0.09 on basic and diluted weighted average common shares outstanding of 10,675 and 10,675, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2000, the Company had net income of $202 as compared to a net income of $911 for the three months ended March 31, 1999.

     Net cash provided by operating activities for the three months ended March 31, 2000 was $853. The most significant uses of cash reflected in this net provision were: (i) an increase in inventories of $2,572, (ii) a decrease in accounts payable of $4,799, (iii) a decrease in customer deposits of $1,850,
(iv) an increase in prepaid expenses of $593, and (v) an increase in accrued and other current liabilities of $520. The most significant profusion of cash was a decrease in trade accounts receivable of $8,240. Net cash used in investing activities for the three months ended March 31, 2000 was $1,259. The most significant items reflected in this total include: (i) gaming equipment leased to customers of $1,644, (ii) maintenance capital expenditures of $339 and (iii) proceeds from the sale of our vacant manufacturing facility in Rapid City, South Dakota of $859. Net cash provided by financing activities for the three months ended March 31, 2000 was $999 principally related to the issuance of common stock.

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

     As of December 31, 1999 we were in non-compliance with certain covenants for which we have received waivers. The subsequent restatement of the 1999 financial statements filed in January 2001, results in the Company being in non-compliance with the net worth covenant at

December 31, 1999. The Company has requested a waiver on this covenant and is currently in discussions with the banks. Due to the nature of these covenants we found it necessary to amend the existing credit agreement and certain covenants in order to avoid the occurrence of non-compliance during 2000. On April 7, 2000 we completed the Second Amendment to the Amended and Restated Credit Agreement. This amendment, in addition to revising certain covenants during 2000, also provides us with the opportunity to seek additional equipment financing, divest certain assets and repay portions of the term loans without incurring pre-payment penalties. In exchange for this amendment we agreed to a pricing increase on all outstanding debt tranches, which includes Term Loan A, Term Loan B and the Revolver Loan. Term Loan A will bear a variable interest rate equal to the Prime Lending Rate plus 275 basis points or the LIBOR rate plus 375 basis points. Term Loan B will bear a fixed interest rate of 10.75%. The Revolver Loan will bear a variable interest rate equal to the Prime Lending Rate plus 225 basis points or the LIBOR rate plus 325 basis points.

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

Dated: January 29, 2001