Form 10-Q/A
period 2000-06-30
MIKOHN GAMING CORP
filed 2001-01-30
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:                     June 30, 2000
                               -------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to _________

Commission File Number:                          0-22752
                        --------------------------------------------------------

                            MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                  88-0218876
--------------------------------------- ----------------------------------------
   (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)



           920 Pilot Road, P.O. Box 98686, Las Vegas, NV 89193-8686
--------------------------------------------------------------------------------
             (Address of principal executive office and zip code)


                                (702) 896-3890
          ----------------------------------------------------------
             (Registrant's telephone number, including area code)


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

     YES  X     NO ___
         ----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

               11,042,210                as of              August 2, 2000
-----------------------------------               ------------------------------
          (Amount Outstanding                                   (Date)

                          MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS


         Items 1 and 2 of Part I of the Registrant's Form 10-Q for the quarter ended              Page
         June 30, 2000 are hereby amended to read as follows:                                     ----
Part I    FINANCIAL INFORMATION
          Item 1.   Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets at June 30, 2000
                    (Unaudited) and December 31, 1999                                               2

                    Condensed Consolidated Statements of Operations for the Three
                    and Six Months ended June 30, 2000 and 1999 (Unaudited)                         4

                    Condensed Consolidated Statements of Cash Flows for the Six Months
                    ended June 30, 2000 and 1999 (Unaudited)                                        5

                    Notes to Condensed Consolidated Financial Statements (Unaudited)                6

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                          18


Part II  OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders                            29

         Item 6.    Exhibits and Reports on Form 8-K                                               30

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)                                                  June 30, 2000               December 31,
                                                                          (Unaudited)                   1999
                                                                           ---------                    ----
                         ASSETS
                         ------
Current assets:
   Cash and cash equivalents                                                $  1,810                $     48
   Accounts receivable, net                                                   24,195                  30,447
   Notes receivable - related parties - current                                1,859                   2,144
   Installment sales receivable - current                                      3,289                   1,030
   Inventories, net                                                           33,314                  26,793
   Prepaid expenses                                                            5,981                   4,582
   Assets held for sale                                                        1,046                     781
   Deferred tax asset - current                                                1,420                   1,420
                                                                            --------                --------
      Total current assets                                                    72,914                  67,245

Notes receivable - related parties - noncurrent                                  154                     150
Installment sales receivable - noncurrent                                        969                     865
Property and equipment, net                                                   26,469                  25,385
Intangible assets                                                             68,524                  70,097
Goodwill                                                                       5,323                   5,572
Other assets                                                                   8,627                   8,423
Net assets of business transferred under contractual
   agreement                                                                     558                     558
                                                                            --------                --------

Total assets                                                                $183,538                $178,295
                                                                            ========                ========

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts  in thousands)                                                    June 30, 2000            December 31,
                                                                            (Unaudited)                 1999
                                                                            -----------                 ----
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
   Long-term debt and notes payable - current                               $  2,441                 $  1,436
   Trade accounts payable                                                      7,652                   11,615
   Customer deposits                                                           5,624                    3,600
   Accrued and other current liabilities                                       6,978                    6,743
   Deferred license fees - current                                               451                      451
                                                                             -------                 --------
      Total current liabilities                                               23,146                   23,845
                                                                             -------                 --------

Long-term debt - noncurrent                                                   88,182                   85,417
                                                                             -------                 --------

Deferred license fees - noncurrent                                             1,629                    1,806
                                                                             -------                 --------

Deposit on net assets transferred under contractual
   agreement                                                                   4,890                    4,890
                                                                             -------                 --------

Deferred tax liability - noncurrent                                           13,979                   14,221
                                                                             -------                 --------

Stockholders' equity:
   Preferred stock, $.10 par value, 5,000 shares
      authorized, none issued and outstanding
   Common stock, $.10 par value, 100,000 shares
      authorized, 11,029 and 10,799 shares issued and
      outstanding                                                              1,103                    1,080
   Additional paid-in capital                                                 55,186                   53,350
   Stockholders' notes receivable                                             (1,251)                  (1,251)
   Foreign currency translation                                                 (696)                    (597)
   Accumulated deficit                                                        (2,402)                  (4,238)
                                                                             -------                 --------
      Subtotal                                                                51,940                   48,344
   Less treasury stock, 19 shares, at cost                                      (228)                    (228)
                                                                            --------                 --------
      Total stockholders' equity                                              51,712                   48,116
                                                                            --------                 --------

Total liabilities and stockholders' equity                                  $183,538                 $178,295
                                                                            ========                 ========


See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           For the Three and Six Months Ended June 30, 2000 and 1999

(Amounts in thousands except per share amounts)                     Three Months Ended                    Six Months Ended
                                                                         June 30,                             June 30,
                                                                         --------                             --------
                                                                 2000                 1999            2000                 1999
                                                              -------              -------         -------              -------
Sales                                                        $ 25,951             $ 29,010        $ 48,274             $ 54,185
Cost of sales                                                  11,162               15,154          21,071               27,498
                                                             --------             --------        --------             --------
   Gross profit                                                14,789               13,856          27,203               26,687

Selling, general and administrative expenses                    9,893               10,052          19,756               19,615
                                                             --------             --------        --------             --------
   Operating income                                             4,896                3,804           7,447                7,072

Interest expense                                               (2,619)              (2,105)         (4,958)              (4,195)
Other income and expense                                          188                  120             238                  244
                                                             --------             --------        --------             --------
      Income before income tax provision                        2,465                1,819           2,727                3,121

Income tax provision                                             (831)                (636)           (891)              (1,027)
                                                             --------             --------        --------             --------
Net income                                                   $  1,634             $  1,183        $  1,836             $  2,094
                                                             ========             ========        ========             ========


Weighted average common shares:
  Basic                                                        10,958               10,707          10,897               10,691
                                                             ========             ========        ========             ========
  Diluted                                                      11,088               10,708          11,026               10,692
                                                             ========             ========        ========             ========

Earnings per share information:
  Basic                                                      $   0.15             $   0.11        $   0.17             $   0.20
                                                             ========             ========        ========             ========
  Diluted                                                    $   0.15             $   0.11        $   0.17             $   0.20
                                                             ========             ========        ========             ========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                For the Six Months Ended June 30, 2000 and 1999

(Amounts in thousands)
                                                                                           2000                     1999
                                                                                           ----                     ----
Cash flows from operating activities:
    Net income                                                                         $  1,836                 $  2,094
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                                       2,721                    2,405
       Amortization                                                                       2,380                    1,924
       Provision for bad debts                                                               13                      226
       Reserve for obsolete inventory                                                        19                      308
       Change in exchange rate variance                                                     (99)                     234
    Changes in assets and liabilities:
       Accounts receivable                                                                6,239                      302
       Notes receivable - related parties                                                   281                     (146)
       Installment sales receivable                                                      (2,363)                     508
       Inventories                                                                       (6,540)                  (3,140)
       Prepaid expenses and other assets                                                   (776)                    (697)
       Trade accounts payable                                                            (3,963)                  (1,932)
       Accrued and other current liabilities                                                235                     (389)
       Customer deposits                                                                  2,024                      426
       Deferred taxes                                                                      (242)                    (223)
                                                                                       --------                 --------

Net cash provided by operating activities                                                 1,765                    1,900
                                                                                       --------                 --------

Cash flows from investing activities:
    Purchase of property and equipment                                                     (532)                  (1,796)
    Gaming equipment leased to others                                                    (4,456)                    (724)
    Proceeds from sales of property and equipment                                           918                        9
    Increase in intangible assets                                                          (558)                  (1,807)
                                                                                       --------                 --------

Net cash used in investing activities                                                    (4,628)                  (4,318)
                                                                                       --------                 --------

Cash flows from financing activities:
    Proceeds from long-term debt and notes payable                                        8,161                    3,176
    Principal payments on notes payable and long-term debt                               (4,391)                  (2,618)
    Principal payments of deferred license fees                                            (177)
    Proceeds from sale of common stock                                                    1,032                      176
                                                                                       --------                 --------

Net cash provided by financing activities                                                 4,625                      734
                                                                                       --------                 --------

Increase (decrease) in cash and cash equivalents                                          1,762                   (1,684)

Cash and cash equivalents, beginning of period                                               48                    3,732
                                                                                       --------                 --------

Cash and cash equivalents, end of period                                               $  1,810                 $  2,048
                                                                                       ========                 ========

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


NOTE 2 - REVENUE RECOGNITION
----------------------------

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

NOTE 4 - INVENTORIES

     Inventories at June 30, 2000 and December 31, 1999 consist of the following:

                                            June 30,     December 31,
                                              2000          1999
                                              ----          ----
Raw materials                                 $13,006       $14,616
Finished goods                                  6,123         6,247
Work-in-progress                               15,838         7,693
                                              -------       -------
   Subtotal                                    34,967        28,556
Reserve for obsolete inventory                 (1,653)       (1,763)
                                              -------       -------
   Total                                      $33,314       $26,793
                                              =======       =======


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

Business segment information for the quarters ended June, 2000 and 1999 consist of:

                                        Three Months Ended    Six Months Ended

                                                  June 30,                               June 30,
                                                  --------                               --------
                                          2000               1999                2000               1999
                                          ----               ----                ----               ----
Business Unit Segments:
----------------------

Sales:
   Product Sales                        $  11,630          $  14,729           $  24,620          $  28,648
   Systems                                  1,315              2,944               2,770              4,564
   Table games                              7,021              4,249              11,169              8,188
   Slot Operations                          3,436              1,597               5,881              2,945
   International                            2,549              5,491               3,834              9,840
                                        ---------          ---------           ---------          ---------
                                        $  25,951          $  29,010           $  48,274          $  54,185
                                        =========          =========           =========          =========

Gross profit:
   Product Sales                        $   4,830          $   5,197           $   9,915          $  11,322
   Systems                                    683              1,721               1,598              2,320
   Table games                              6,424              4,090              10,493              7,944
   Slot Operations                          2,147              1,220               4,117              2,224
   International                              705              1,628               1,080              2,877
                                        ---------          ---------           ---------          ---------
                                        $  14,789          $  13,856           $  27,203          $  26,687
                                        =========          =========           =========          =========

Operating income:
   Product Sales                        $   3,596          $   4,014           $   7,470          $   9,013
   Systems                                    530              1,701               1,273              2,300
   Table games                              5,653              3,523               9,045              6,788
   Slot Operations                          1,127                541               2,140                964
   International                               93                295                (101)               477
   Corporate                               (6,103)            (6,270)            (12,380)           (12,470)
                                        ---------          ---------           ---------          ---------
                                        $   4,896          $   3,804           $   7,447          $   7,072
                                        =========          =========           =========          =========

Net income before tax:
   Product Sales                        $   2,865          $   3,942           $   5,873          $   7,703
   Systems                                    335              1,527               1,062              2,122
   Table games                              4,660              2,300               7,212              5,245
   Slot Operations                            547               (106)              1,110                145
   International                                                 419                (362)               304
   Corporate                               (5,942)            (6,263)            (12,168)           (12,398)
                                        ---------          ---------           ---------          ---------
                                        $   2,465          $   1,819           $   2,727          $   3,121
                                        =========          =========           =========          =========


Geographic Operations:
---------------------

Sales:
   North America                        $  23,402          $  23,519           $  44,440          $  44,345
   Australasia                                (23)             1,651                (170)             3,595
   Europe / Africa                          1,997              3,390               3,260              5,322
   South America                              575                450                 744                923
                                        ---------          ---------           ---------          ---------
                                        $  25,951          $  29,010           $  48,274          $  54,185
                                        =========          =========           =========          =========


Gross profit:
   North America                        $  14,083          $  12,229           $  26,122          $  23,810
   Australasia                                (23)               401                (170)               974
   Europe / Africa                            429              1,001                 924              1,434

                                             Tree Months Ended                       Six Months Ended
                                                  June 30,                               June 30,
                                                  --------                               --------
                                          2000               1999                2000               1999
                                          ----               ----                ----               ----
   South America                              300                225                 327                469
                                        ---------          ---------           ---------          ---------
                                        $  14,789          $  13,856           $  27,203          $  26,687
                                        =========          =========           =========          =========

Operating income:
   North America                        $   4,803          $   3,549           $   7,548          $   6,634
   Australasia                                (23)              (201)               (170)              (126)
   Europe / Africa                             89                368                 242                383
   South America                               27                 88                (173)               181
                                        ---------          ---------           ---------          ---------
                                        $   4,896          $   3,804           $   7,447          $   7,072
                                        =========          =========           =========          =========

Net income before tax:
   North America                        $   2,220          $   1,780           $   2,844          $   3,197
   Australasia                                (23)              (352)               (170)              (435)
   Europe / Africa                            182                307                 210                222
   South America                               86                 84                (157)               137
                                        ---------          ---------           ---------          ---------
                                        $   2,465          $   1,819           $   2,727          $   3,121
                                        =========          =========           =========          =========

The following departments are included in corporate expense:

                                             Tree Months Ended                       Six Months Ended
                                                  June 30,                               June 30,
                                                  --------                               --------
                                          2000               1999                2000               1999
                                          ----               ----                ----               ----
Department:
----------

Human Resources                         $     103          $     172           $     207          $     298
Executive and Administration                  496                643                 998              1,342
Finance and MIS                               685                557               1,343              1,093
Legal and Compliance                          494                378                 937                726
Corporate Facilities Management                85                 89                 166                178
Research and Development                    1,246              1,357               2,599              2,620
Art and Design                                397                352                 775                713
Corporate Sales                             1,406              1,458               2,778              2,949
Product Development                                              311                                    670
Marketing                                     397                408                 991                771
Depreciation and Amortization                 794                545               1,586              1,110
                                        ---------          ---------           ---------          ---------

                                        $   6,103          $   6,270           $  12,380          $  12,470
                                        =========          =========           =========          =========

  For the quarters ended June 30, 2000 and 1999, the Company did not have in place a mechanism to allocate the above departmental expenses to the individual business segments. The Company believes such a mechanism will be implemented to allocate the costs associated with Legal and Compliance, Research and Development, Art and Design, Corporate Sales, Product Development and Marketing for the year ended December 31, 2000. Following is a description of the costs associated with each of the above departments:

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


NOTE 7 - COMMON STOCK

  During the quarter ended June 30, 2000 and 1999, the Company issued common stock as follows:

                                                           June 30,
                                                           --------
                                                  2000                  1999
                                                 ------                ------
Common stock issuance:
   Stock options exercised                      $  740                 $
   Employee stock purchase plan                    292                   176
   Stock warrants issued                           827
                                               -------                ------
                                                $1,859                 $ 176
                                               =======                ======

NOTE 8- RESTATEMENT

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

   The Company's interim financial information for the quarterly periods the quarterly and year-to-date periods ended June 30, 2000 and 1999 and fiscal year ended December 31, 1999 have been restated due to the recording of job costs relating to the TAB wide area progressive jackpot system previously expensed in the current quarter and to account for the non-divestiture of MGA and to reclassify goodwill to perpetual licenses as described above. A summary of the effects of the discussed restatements follows:


                                        As                        As
                                        Previously                Previously
                                         Reported   As Restated    Reported    As Restated
                                        ---------   -----------   ----------   -----------

At Period End:                               June 30, 2000            December 31, 1999
                                             -------------            -----------------
 Inventories                             $ 32,708      $ 33,314    $             $
 Intangible assets                         15,927        68,524       16,810       70,097
 Net assets of business
  transferred under contractual
  agreement                                                 558                       558
 Goodwill                                  39,511         5,323       40,208        5,572

                                        As                        As
                                        Previously                Previously
                                         Reported   As Restated    Reported    As Restated
                                        ---------   -----------   ----------   -----------
 Deferred tax asset - noncurrent            2,914                      2,914
 Accrued and other current
  liabilities                               6,766         6,978
 Deposit on net assets
  transferred under contractual
  agreement                                               4,890                     4,890
 Deferred tax liability -                                13,979                    14,221
  noncurrent
 Stockholders' equity                      54,134        51,712       50,932       48,116


For the quarter ended:                       June 30, 2000            June 30, 1999
                                             -------------            -------------
 Selling, general and
  administrative expenses                  10,176         9,893        9,941       10,052
 Income from continuing
  operations before income tax
  (provision) benefit                       2,182         2,465        1,930        1,819
 Income tax (provision) benefit              (811)         (831)        (747)        (636)
 Net income (loss)                          1,371         1,634
 Net income (loss) per share:
  Basic                                  $   0.13      $   0.15
  Diluted                                $   0.12      $   0.15


For the six months ended:                    June 30, 2000            June 30, 1999
                                             -------------            -------------
 Selling, general and
  administrative expenses                  20,120        19,756       19,392       19,615
 Income from continuing
  operations before income tax
  (provision) benefit                       2,363         2,727        3,344        3,121
 Income tax (provision) benefit              (921)         (891)      (1,250)      (1,027)
 Net income (loss)                          1,442         1,836
 Net income (loss) per share:
  Basic                                  $   0.13      $   0.17
  Diluted                                $   0.13      $   0.17

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 and June 30, 1999

SALES

                                                                                    Change
                                                                                  -----------
Business Segment                                   2000            1999        Amount         %            Comment
----------------                                -------         -------      ----------   ----------      ----------
Revenues:
    Product Sales                               $24,620         $28,648         $(4,028)       -14.1%              1
    Systems                                       2,770           4,564          (1,794)       -39.3%              2
    Table games                                  11,169           8,188           2,981         36.4%              3
    Slot Operations                               5,881           2,945           2,936         99.7%              4
    International                                 3,834           9,840          (6,006)       -61.0%              5
                                              ---------         -------         -------
                                                $48,274         $54,185         $(5,911)       -10.9%
                                              =========         =======         =======
Percentage to total revenues:
    Product sales                                  51.0%           52.9%
    Systems                                         5.8%            8.4%
    Table games                                    23.1%           15.1%
    Slot Operations                                12.2%            5.4%
    International                                   7.9%           18.2%
                                              ---------         -------
                                                  100.0%          100.0%
                                              =========         =======



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

2 This decrease of $1,794 is primarily due to a decrease in CasinoLink system revenue. This decrease in revenues is the result of lower sales levels to Canadian customers during the most recent period. The decrease in CasinoLink revenue of $1,984 was partially offset by the revenue from TableLink during the first quarter of 2000, which generated $190.

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

GROSS PROFIT

                                                                                       Change
                                                                                     -----------
Business Segment                                   2000              1999        Amount         %            Comment
----------------                               -------           -------      ----------   ----------      ----------
Gross profit:
    Product Sales                               $ 9,915           $11,322         $(1,407)       -12.4%              1
    Systems                                       1,598             2,320            (722)       -31.1%              2
    Table games                                  10,493             7,944           2,549         32.1%              3
    Slot Operations                               4,117             2,224           1,893         85.1%              4
    International                                 1,080             2,877          (1,797)       -62.5%              5
                                               --------           -------         -------
                                                $27,203           $26,687         $   516          1.9%
                                               ========           =======         =======
Gross profit margin:
    Product Sales                                  40.3%             39.5%
    Systems                                        57.7%             50.8%
    Table games                                    93.9%             97.0%
    Slot Operations                                70.0%             75.5%
    International                                  28.2%             29.2%
                                               --------           -------
    Total gross profit margin                      56.4%             49.3%
                                               ========           =======

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

2 This decrease of $722 is primarily due to a decrease in CasinoLink system gross profit. This decrease is directly related to the lower revenue volume during the most recent period. This decrease was partially offset by increased gross margins during the most recent period. Gross margins increased from 51% for the six months ended June 30, 1999 to 57% for the six months ended June 30, 2000.

3 This increase is primarily due to the increases in gross profit generated by a sale of internet and video rights for certain table games.

4 This increase of $1,893 is primarily due to gross profit from the Yahtzee(R) slot machine route. For the six months ended June 30, 2000 gross profit from the Yahtzee(R) slot machine route was $2,045. Partially offsetting this increase were collective decreases in the MiniBertha, Flip-It and MoneyTime slot route gross profit of $212. Overall slot route gross margins decreased from 76% for the six months ended June 30, 1999 to 70% for the six months ended June 30, 2000. This decrease in the gross margin rate is due to the licensing costs associated with Yahtzee(R) slot machine product line as well as additional service costs related to the Yahtzee(R) slot machine games.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses for the six months ended June 30, 2000 increased by 1% or $141, from $19,615 for the six months ended June 30, 1999 to $19,756 for the six months ended June 30, 2000. The significant factors effecting this increase are as follows:

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

  Research and development expenses for the six months ended June 30, 2000 decreased by 2% or $69 from $2,868 for the six months ended June 30, 1999 to $2,799 for the six months ended June 30, 2000.

  Depreciation expense for the six months ended June 30, 2000 increased by 13% or $316, from $2,405 for the six months ended June 30, 1999 to $2,721 for the six months ended June 30, 2000. This increase is primarily due to increased depreciation related to the increased number of Yahtzee(R) slot machines under lease or participation agreements.

  Amortization expense for the six months ended June 30, 2000 increased by 24% or $456, from $1,924 for the six months ended June 30, 1999 to $2,380 for the six months ended June 30, 2000. This increase is primarily due to increased amortization related to the Shuffle Master, Inc. agreement, capitalization of patent costs and capitalization of software development costs.

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

INCOME TAX PROVISION

  Income taxes for the six months ended June 30, 2000 were $891 for an effective tax rate of 33% as compared to $1,027 and which also had an effective rate of 33% for the six months ended June 30, 1999.

EARNINGS PER SHARE

  Both basic and diluted earnings per share for the six months ended June 30, 2000 were $0.17 with basic and diluted weighted average common shares outstanding of 10,897 and 11,026, respectively. For the six months ended June 30, 1999 basic and diluted earnings per share were $0.20 on both basic and diluted weighted average common shares outstanding of 10,691 and 10,692, respectively.


Three Months Ended June 30, 2000 and June 30, 1999

SALES

                                                                                        Change
                                                                                        ------
Business Segment                                 2000            1999            Amount        %        Comment
----------------                                 ----            ----            ------        -        -------
Revenues:
    Product Sales                               $11,630         $14,729         $(3,099)    -21.0%         1
    Systems                                       1,315           2,944          (1,629)    -55.3%         2
    Table games                                   7,021           4,249           2,772      65.2%         3
    Slot Operations                               3,436           1,597           1,839     115.2%         4
    International                                 2,549           5,491          (2,942)    -53.6%         5
                                                -------         -------         -------
                                                $25,951         $29,010         $(3,059)    -10.5%
                                                =======         =======         =======

Percentage to total revenues:
    Product Sales                                  44.8%           50.8%
    Systems                                         5.1%           10.2%
    Table games                                    27.1%           14.6%
    Slot Operations                                13.2%            5.5%
    International                                   9.8%           18.9%
                                                -------         -------
                                                  100.0%          100.0%
                                                =======         =======

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

2 This decrease of $1,629 is primarily due to a decrease in CasinoLink (TM) systems revenue of $1,819. This decrease in revenues is the result of lower sales levels to Canadian customers during the most recent period. This decrease was partially offset by an increase in TableLink(TM) systems revenue of $150.

3 This increase of $2,772 is due to an increase in table game route revenue of $404 and a sale of internet and video rights for certain table games.

4 This increase of $1,839 is due to the cumulative effect of our Yahtzee(R) slot machine placements during the last three quarters. For the three months ended June 30, 2000 net revenue from the Yahtzee(R) slot machine route was $2,294. Offsetting the increase in

   Yahtzee(R) slot route revenue, revenue from MiniBertha (TM) and Flip-It
   (TM)games decreased by $126 while revenue from MoneyTime (TM) games decreased by $329.

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

GROSS PROFIT

                                                                                          Change
                                                                                       -----------
Business Segment                                  2000            1999            Amount         %         Comment
----------------
Gross profit:
    Product Sales                               $ 4,830         $ 5,197          $  (367)      -7.1%          1
    Systems                                         683           1,721           (1,038)     -60.3%          2
    Table games                                   6,424           4,090            2,334       57.1%          3
    Slot Operations                               2,147           1,220              927       76.0%          4
    International                                   705           1,628             (923)     -56.7%          5
                                                -------         -------          -------
                                                $14,789         $13,856          $   933        6.7%
                                                =======         =======          =======

Gross profit margin:
    Product Sales                                  41.5%           35.3%
    Systems                                        51.9%           58.5%
    Table games                                    91.5%           96.3%
    Slot Operations                                62.5%           76.4%
    International                                  27.7%           29.6%

      Total gross profit margin                    57.0%           47.8%

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

2 This decrease of $1,038 is primarily due to a decrease in CasinoLink (TM) system gross profit of $1,157. Offsetting this decrease was a collective increase in TableLink (TM) and other system gross profit of $120. The decrease in CasinoLink (TM) system gross profit is primarily due to the lower revenue volume during the most recent period.

3 This increase is primarily due to the gross profit generated by a sale of internet and video rights for certain table games.

4 This increase of $927 is primarily due to gross profit from the Yahtzee(R) slot machine route. For the three months ended June 30, 2000 gross profit from the Yahtzee(R) slot machine route was $1,342. Partially offsetting this increase were collective decreases in MiniBertha (TM),Flip-It (TM) and MoneyTime (TM) slot route gross profit of $415. Overall slot route gross margins decreased from 76% for the three months ended June 30, 1999 to 63% for the six months ended June 30, 2000. This decrease in the gross margin rate is due to the licensing costs associated with the Yahtzee(R) slot machine product line as well as additional service costs related to the Yahtzee(R) slot machine games.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the three months ended June 30, 2000 deceased by 2% or $159, from$10,052 for the three months ended June 30, 1999 to $9,893 for the three months ended June 30, 2000. The significant factors effecting this increase are as follows:

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

  Research and development expenses for the three months ended June 30, 2000 decreased by 10% or $147, from $1,507 for the three months ended June 30, 1999 to $1,360 for the three months ended June 30, 2000.

  Depreciation expense for the three months ended June 30, 2000 increased by 8% or $98, from $1,256 for the three months ended June 30, 1999 to $1,354 for the three months ended June 30, 2000.

  Amortization expense for the three months ended June 30, 2000 increased by 27% or $256, from $952 for the three months ended June 30, 1999 to $1,208 for the three months ended June 30, 2000. This increase is primarily due to increased amortization related to the Shuffle Master, Inc. agreement, capitalization of patent costs and capitalization of software development costs.

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

INCOME TAX PROVISION

  Income taxes for the three months ended June 30, 2000 equaled a provision of $831 for an effective tax rate of 34% as compared to a provision of $636 and an effective rate of 35% for the three months ended June 30, 1999.

EARNINGS PER SHARE

  Basic and diluted earnings per share for the three months ended June 30, 2000 were $0.15 on both basic and diluted weighted average common shares outstanding of 10,958 and 11,088, respectively. For the three months ended June 30, 1999 basic and diluted earnings per share were $0.11 on both basic and diluted weighted average common shares outstanding of 10,707 and 10,708, respectively.


LIQUIDITY AND CAPITAL RESOURCES

  For the six months ended June 30, 2000, the Company had net income of $1,836 as compared to a net income of $2,094 for the six months ended June 30, 1999.

  Net cash provided by operating activities for the six months ended June 30, 2000 amounted to $1,765. The major items other than earnings were: (i) an increase in inventories of $6,540, (ii) an increase in installment sales receivable of $2,363, (iii) a decrease in accounts payable of $3,963, (iv) an offsetting decrease in accounts receivable of $6,239, (vi) an increase in customer deposits of $2,024 and (vii) accrued and other current liabilities of $235. The increase in inventory levels during the most recent period is attributable to the Company's effort to produce games that will be capitalized as gaming equipment leased to customers when placed at customer sites under lease or license agreements.

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

(c) A proposal to amend the Articles of Incorporation to increase the authorized shares of common stock from 20 million to 100 million shares.


             Votes For             Votes Against            Votes Abstain
             ---------             -------------             ------------

             4,986,240             1,429,505                     1,200

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