Form 10-Q/A
period 2000-09-30
MIKOHN GAMING CORP
filed 2001-01-30
CIK 912241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:                September 30, 2000
                                ----------------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the transition period from __________________________________ to ________________________________

Commission File Number:                         0-22752
                        -------------------------------------------------------

                            MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-0218876
--------------------------------               -------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                     Identification Number)

           920 Pilot Road, P.O. Box 98686, Las Vegas, NV 89193-8686
  ----------------------------------------------------------------------------
             (Address of principal executive office and zip code)

                                 (702) 896-3890
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              1045 Palms Airport Drive,  Las Vegas, NV 89193-8686
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     YES    X     NO _______
         -------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

           11,067,694                                 November 3, 2000
--------------------------------      as of     ---------------------------
     (Amount Outstanding)                                   (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS


          Items 1 and 2 of Part I of the Registrant's Form 10-Q for the quarter ended        Page
          September 30 , 2000 are hereby amended to read as follows:                       --------
Part I    FINANCIAL INFORMATION
          Item 1.   Condensed Consolidated Financial Statements
                    Condensed Consolidated Balance Sheets at September 30, 2000
                    (Unaudited) and December 31, 1999                                            2

                    Condensed Consolidated Statements of Operations for the Three and
                    Nine Months Ended September 30, 2000 and 1999 (Unaudited)                    4

                    Condensed Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 2000  and 1999 (Unaudited)                               5

                    Notes to Condensed Consolidated Financial Statements (Unaudited)             6
          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                       17

 Part II  OTHER INFORMATION
          Item 4.   Submission of Matters to a Vote of Security Holders                         27

          Item 6.   Exhibits and Reports on Form 8-K                                            27

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                                                        September
                                                        30, 2000               December
                                                       (Unaudited)             31,  999
                                                       -----------             --------
                    ASSETS
                    ------
Current assets:
   Cash and cash equivalents                               $  1,424             $     48
   Accounts receivable, net                                  23,426               30,447
   Notes receivable - related parties - current               1,892                2,144
   Installment sales receivable - current                     2,846                1,030
   Inventories, net                                          37,904               26,793
   Prepaid expenses                                           6,514                4,582
   Assets held for sale                                       1,091                  781
   Deferred tax asset - current                               1,420                1,420
                                                           --------             --------
      Total current assets                                   76,517               67,245
Notes receivable - related parties - noncurrent                 156                  150
Installment sales receivable - noncurrent                       969                  865
Property and equipment, net                                  25,886               25,385
Intangible assets                                            67,795               70,097
Goodwill                                                      5,199                5,572
Other assets                                                  8,379                8,423
Net assets of business transferred under
   contractual agreement                                        558                  558
                                                           --------             --------
Total assets                                               $185,459             $178,295
                                                           ========             ========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


 (Amounts in thousands)
                                                                   September 30,          December 31,
                                                                       2000
                                                                    (Unaudited)              1999
                                                                    -----------              ----

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
   Long-term debt and notes payable - current                            $  2,227               $  1,436
   Trade accounts payable                                                  10,961                 11,615
   Customer deposits                                                        3,463                  3,600
   Accrued and other current liabilities                                    7,459                  6,743
   Deferred license fees - current                                            451                    451
                                                                         --------               --------
      Total current liabilities                                            24,561                 23,845
                                                                         --------               --------
Long-term debt - noncurrent                                                87,712                 85,417
                                                                         --------               --------

Deferred license fees - noncurrent                                          1,538                  1,806
                                                                         --------               --------

Deposit on net assets transferred under contractual                         4,890                  4,890
   agreement
                                                                         --------               --------

Deferred tax liability - noncurrent                                        13,859                 14,221
                                                                         --------               --------

Stockholders' equity:
   Preferred stock, $.10 par value, 5,000 shares
      authorized, none issued and outstanding
   Common stock, $.10 par value, 100,000 shares
      authorized, 11,067 and 10,799 shares issued and
      outstanding                                                           1,107                  1,080
   Additional paid-in capital                                              55,411                 53,350
   Stockholders' notes receivable                                          (1,024)                (1,251)
   Foreign currency translation                                              (745)                  (597)
   Accumulated deficit                                                     (1,622)                (4,238)
                                                                         --------               --------
      Subtotal                                                             53,127                 48,344
   Less treasury stock, 19 shares, at cost                                   (228)                  (228)
                                                                         --------               --------
      Total stockholders' equity                                           52,899                 48,116
                                                                         --------               --------
Total liabilities and stockholders' equity                               $185,459               $178,295
                                                                         ========               ========


See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        For the Three and Nine Months Ended September 30, 2000 and 1999

(Amounts in thousands except per share amounts)               Three Months Ended                       Nine Months Ended
                                                                September 30,                            September 30,
                                                              ------------------                        ----------------
                                                            2000                 1999                  2000            1999
                                                            ----                 ----                  ----            ----
Sales                                                     $28,248              $25,834                 $76,522         $80,019
Cost of sales                                              13,835               13,297                  34,906          40,795
                                                      -----------      ---------------         ---------------   -------------
 Gross profit                                              14,413               12,537                  41,616          39,224

Selling, general and administrative expenses               10,547                9,795                  30,303          29,410
                                                      -----------      ---------------         ---------------   -------------
 Operating income                                           3,866                2,742                  11,313           9,814

Interest expense                                           (2,705)              (2,289)                 (7,663)         (6,484)
Other income and expense                                       46                  337                     284             581
                                                      -----------      ---------------         ---------------   -------------
  Income before income tax provision                        1,207                  790                   3,934           3,911

Income tax provision                                         (427)                  40                  (1,318)           (987)
                                                      -----------      ---------------         ---------------   -------------

Net income                                                $   780              $   830                 $ 2,616         $ 2,924
                                                      ===========      ===============         ===============   =============

Weighted average common shares:
 Basic                                                     11,021               10,730                  10,939          10,704
                                                      ===========       ===============        ===============   =============
 Diluted                                                   11,178               10,747                  11,077          10,722
                                                      ===========      ===============         ===============   =============

Earnings per share information:
 Basic:                                                   $  0.07              $  0.08                 $  0.24         $  0.27
                                                      ===========       ===============        ===============   =============
 Diluted:                                                 $  0.07              $  0.08                 $  0.24         $  0.27
                                                      ===========      ===============         ===============   =============

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             For the Nine Months Ended September 30, 2000 and 1999


(Amounts in thousands)
                                                                                          2000                1999
                                                                                          ----                ----
 Cash flows from operating activities:
    Net income                                                                           $  2,616             $ 2,924
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                                         4,324               3,671
       Amortization                                                                         3,595               2,907
       Provision for bad debts                                                                363                  40
       Reserve for obsolete inventory                                                         442                 316
       Change in exchange rate variance                                                      (148)                144
    Changes in assets and liabilities:
       Accounts receivable                                                                  6,658                  91
       Notes receivable - related parties                                                     246                (148)
       Installment sales receivable                                                        (1,920)                315
       Inventories                                                                        (11,553)             (6,024)
       Prepaid expenses and other assets                                                   (1,061)             (2,577)
       Trade accounts payable                                                                (654)              3,844
       Accrued and other current liabilities                                                  716               1,852
       Customer deposits                                                                     (137)               (998)
       Deferred revenue                                                                                         1,488
       Deferred taxes                                                                        (362)               (341)
                                                                                   --------------      --------------

 Net cash provided by operating activities                                                  3,125               7,504
                                                                                   --------------      --------------

 Cash flows from investing activities:
    Purchase of property and equipment                                                     (1,281)             (2,508)
    Gaming equipment leased to others                                                      (4,797)             (2,634)
    Proceeds from sales of property and equipment                                             943                 889
    Increase in intangible assets                                                            (920)             (4,954)
                                                                                    --------------      --------------

 Net cash used in investing activities                                                     (6,055)             (9,207)
                                                                                   --------------      --------------

 Cash flows from financing activities:
    Proceeds from long-term debt and notes payable                                          8,489               2,426
    Principal payments on notes payable and long-term debt                                 (5,403)             (2,571)
    Principal payments of deferred license fees                                              (268)
    Proceeds from sale of common stock                                                      1,488                 327
                                                                                   --------------      --------------

 Net cash provided by financing activities                                                  4,306                 182
                                                                                   --------------      --------------

 Increase (decrease) in cash and cash equivalents                                           1,376              (1,521)

 Cash and cash equivalents, beginning of period                                                48               3,732
                                                                                   --------------      --------------

 Cash and cash equivalents, end of period                                                $  1,424             $ 2,211
                                                                                   ==============      ==============

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

  On October 2, 1997, the Company filed suit against Acres Gaming, Inc. ("Acres") in the U.S. District Court, Las Vegas, Nevada seeking a declaratory judgment that its MoneyTime(TM) system does not infringe a patent issued to Acres in August 1997 (U.S. Patent No. 5,655,961) and that the Acres patent is invalid (the "'961 Action"). In the '961 Action, the Company asserts claims for relief against Acres for tortious interference with business relationships, tortious interference with prospective business relationships and trade libel. Acres has counterclaimed for patent infringement. Three subsequently filed actions in the same court involving three subsequently issued patents (U.S. Patent Nos. 5,741,183, 5,752,882 and 5,820,459), one filed by the Company against Acres and two filed by Acres against the Company, Casino Data Systems ("CDS"), Sunset Station Hotel & Casino and New York-New York Hotel & Casino, involve claims for patent infringement, non-infringement and invalidity similar to the claims asserted in the '961 Action (the "'183 Action", the "'882 Action" and the "'459 Action"). The '183 Action, the '882 Action and the '459 Action have been consolidated with the '961 Action (the four actions hereafter referred to as the "Consolidated Action"). Discovery in the Consolidated Action has closed. The matter is presently set to go to trial in late February or March 2001. Management believes that the Company will prevail in the Consolidated Action.

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

  Business unit segment information for the quarters ended September, 2000 and 1999 consist of:

                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                              ------------------           -----------------
  Business Unit Segments        2000         1999          2000          1999
  ----------------------        ----         ----          ----          ----

Sales:
 Product Sales                 $16,825      $13,178      $ 41,445      $ 41,826
 Systems                           498        1,712         3,268         6,276
 Table Games                     4,438        4,199        15,607        12,387
 Slot Operations                 3,999        1,680         9,880         4,625
 International                   2,488        5,065         6,322        14,905
                               -------      -------      --------      --------
                               $28,248      $25,834      $ 76,522      $ 80,019
                               =======      =======      ========      ========

Gross profit:
 Product Sales                 $ 6,676      $ 4,697      $ 16,591      $ 16,019
 Systems                           394        1,166         1,992         3,486
 Table Games                     4,064        3,934        14,557        11,878
 Slot Operations                 3,007        1,323         7,124         3,547
 International                     272        1,417         1,352         4,294
                               -------      -------      --------      --------
                               $14,413      $12,537      $ 41,616      $ 39,224
                               =======      =======      ========      ========

Operating income:
 Product Sales                 $ 5,473      $ 3,481      $ 12,943      $ 12,494
 Systems                           199        1,185         1,472         3,485
 Table Games                     3,226        3,340        12,271        10,128
 Slot Operations                 1,708          634         3,848         1,598
 International                    (332)         106          (433)          583
 Corporate                      (6,408)      (6,004)      (18,788)      (18,474)
                               -------      -------      --------      --------
                               $ 3,866      $ 2,742      $ 11,313      $  9,814
                               =======      =======      ========      ========

Net income before taxes:

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                       September 30,
                                                 ------------------                   -----------------
   Business Unit Segments                        2000          1999                   2000         1999
   ----------------------                        ----          ----                   ----         ----
Product Sales                                 $ 4,148        $ 2,605                $ 10,021     $ 10,308
Systems                                           (54)           966                   1,008        3,088
Table Games                                     2,759          2,963                   9,971        8,208
Slot Operations                                 1,203            309                   2,313          454
International                                    (545)           (78)                   (907)         226
Corporate                                      (6,304)        (5,975)                (18,472)     (18,373)
                                            ----------      ---------              ----------   ----------
                                              $ 1,207        $   790                $  3,934     $  3,911
                                            ==========      =========              ==========   ==========

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                       September 30,
                                                 ------------------                   -----------------
   Geographic Operations                         2000            1999                 2000          1999
   ---------------------                         ----            ----                 ----          ----
 Sales:
    North America                             $25,760         $20,769              $70,200       $65,114
    Australasia                                   (13)          2,271                 (183)        5,866
    Europe / Africa                             2,095           2,295                5,355         7,617
    South America                                 406             499                1,150         1,422
                                              -------         -------              -------       -------
                                              $28,248         $25,834              $76,522       $80,019
                                             ========         =======              =======       =======

 Gross profit:
    North America                             $14,141         $11,119              $40,263       $34,929
    Australasia                                   (13)            738                 (183)        1,712
    Europe / Africa                               169             519                1,093         1,953
    South America                                 116             161                  443           630
                                              -------         -------              -------       -------
                                              $14,413         $12,537              $41,616       $39,224
                                              =======         =======              =======       =======

 Operating income:
    North America                             $ 4,198         $ 2,596              $11,746       $ 9,230
    Australasia                                   (13)             71                 (183)          (55)
    Europe / Africa                              (188)            298                   54           681
    South America                                (131)           (223)                (304)          (42)
                                              -------         -------              -------       -------
                                              $ 3,866         $ 2,742              $11,313       $ 9,814
                                              =======         =======              =======       =======

 Net income before taxes:
    North America                             $ 1,548         $ 1,005              $ 4,392       $ 4,202
    Australasia                                   (13)           (116)                (183)         (551)
    Europe / Africa                              (192)            168                   18           390
    South America                                (136)           (267)                (293)         (130)
                                              -------         -------              -------       -------
                                              $ 1,207         $   790              $ 3,934       $ 3,911
                                              =======         =======              =======       =======

The following departments are included in corporate expense:

                                              Three Months Ended        Nine Months Ended
                                                 September 30,            September 30,
                                              ----------------            -------------
                                                2000       1999         2000        1999
                                                ----       ----         ----        ----
Department:
-----------

Corporate Expense by Function:
   Human Resources                            $   97       $  166       $  304      $  464

   Executive and Administration                  646               623            1,644            1,965
   Finance and MIS                               702               535            2,045            1,628
   Legal and Compliance                          600               397            1,537            1,123
   Corporate Facilities                           81                92              247              270
   Research and Development                      967             1,331            3,566            3,951
   Art and Design                                242               358            1,017            1,071
   Corporate Sales                             1,447             1,215            4,225            4,164
   Product Development                                             263                               933
   Marketing                                     478               455            1,469            1,226
   Depreciation and Amortization                 798               569            2,384            1,679
   Bad Debts                                     350                                350
                                       -------------     -------------    -------------    -------------
   Total                                      $6,408            $6,004          $18,788          $18,474
                                       =============     =============    =============    =============

  For the quarters ended September 30, 2000 and 1999, the Company did not have in place a mechanism to allocate the above departmental expenses to the individual business segments. The Company believes such a mechanism will be implemented to allocate the costs associated with Legal and Compliance, Research and Development, Art and Design, Corporate Sales, Product Development and Marketing for the year ended December 31, 2000. Following is a description of the costs associated with each of the above departments:

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

Bad Debt Expense

 Senior management manages bad debts in the aggregate rather than on a segment by segment basis.


NOTE 7 - COMMON STOCK

  During the quarter ended September 30, 2000 and 1999, the Company issued common stock as follows:

                                                        September 30,
                                                        ------------
                                                    2000            1999
                                                   -----           -----
Common stock issuance:
   Stock options exercised                       $    61         $
   Employee stock purchase plan                      168             151
   Notes receivable from shareholders                               (114)
                                                 -------         -------
                                                 $   229         $    37
                                                 =======         =======

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

   The Company's interim financial information for the quarterly and year-to-date periods ended September 30, 2000 and 1999 and December 31, 1999 have been restated due to the recording of job costs relating to the TAB wide area progressive jackpot system previously expensed in the current quarter, to properly record certain system sales in accordance with SOP 97-2 to the proper quarter and to account for the non-divestiture of MGA and to reclassify goodwill to perpetual licenses as described above. A summary of the effects of the discussed restatements follows:

                                                 As                                      As
                                             Previously              As              Previously          As
                                              Reported            Restated            Reported         Restated
                                              --------            --------            --------         --------

At Period End:                                     September 30, 2000                       December 31, 1999
                                                   ------------------                       ------------------
    Intangible assets                            $ 15,542       $  67,795                 $16,810      $70,097
   Goodwill                                        39,163           5,199                  40,208        5,572
   Net assets of business
     transferred under contractual
     agreement                                                        558                                  558
   Deferred tax asset - noncurrent                  2,914                                   2,914
   Deposit on net assets                                            4,890                                4,890
     transferred under contractual
     agreement
   Deferred tax liability -
     noncurrent                                                    13,859                               14,221
   Stockholders' equity                            55,715          52,899                  50,932       48,116


For the quarter ended:                            September 30, 2000                       September 30, 1999
                                                  ------------------                       ------------------
   Sales                                         $              $                         $27,322      $25,834
   Cost of sales                                                                           14,120       13,297
   Gross profit                                                                            13,202       12,537
   Selling, general and
     administrative expenses                        9,821          10,547                   9,677        9,795
   Income from continuing
     operations before income tax
     (provision) benefit                            1,933           1,207                   1,573          790
   Income tax (provision) benefit                    (759)           (427)                   (311)          40
   Net income (loss)                                1,174           7,634                   1,262          830
   Net income (loss) per share:
     Basic                                       $   0.11       $    0.07                 $  0.12      $  0.08
     Diluted                                     $   0.11       $    0.07                 $  0.12      $  0.08


For the nine months ended:                        September 30, 2000                       September 30, 1999
                                                  ------------------                       ------------------
   Sales                                         $              $                         $81,507      $80,019
   Cost of sales                                                                           41,618       40,795
   Gross profit                                                                            39,889       39,224
   Selling, general and
     administrative expenses                       29,941          30,303                  29,069       29,410
   Income from continuing
     operations before income tax
     (provision) benefit                            4,296           3,934                   4,917        3,911
   Income tax (provision) benefit                  (1,680)         (1,318)                 (1,561)        (987)
   Net income (loss)                                                                        3,356        2,924
   Net income (loss) per share:
     Basic                                                                                $  0.31      $  0.27
     Diluted                                                                              $  0.31      $  0.27

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

  The Company has been successful in bringing its Yahtzee(R) slot games to market and as of September 30, 2000 has over 1,500 units on lease in casinos. The Battleship(R) video slot machine is just being introduced to the market and the Company's backlog of orders for Yahtzee(R) and Battleship(R) exceeded 900 units as of September 30, 2000.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

SALES / GROSS PROFIT

                                                                                            Change
                                                                               ---------------------------------
Business Unit Segment:                       2000                 1999           Amount                  %
----------------------                       ----                 ----           ------                 ---
Sales:
   Product Sales                          $41,445              $41,826              $  (381)            -0.9%
   Systems                                  3,268                6,276               (3,008)           -47.9%
   Table Games                             15,607               12,387                3,220             26.0%
   Slot Operations                          9,880                4,625                5,255            113.6%
   International                            6,322               14,905               (8,583)           -57.6%
                                       ----------          -----------          -----------

   Total                                  $76,522              $80,019              $(3,497)            -4.4%
                                       ==========          ===========          ===========

Percentage to total sales:
--------------------------
   Product Sales                             54.1%                52.3%
   Systems                                    4.3%                 7.8%
   Table Games                               20.4%                15.5%
   Slot Operations                           12.9%                 5.8%
   International                              8.3%                18.6%
                                       ----------          -----------

   Total                                    100.0%               100.0%
                                       ==========          ===========


Gross profit:
   Product Sales                          $16,591              $16,019              $   572              3.6%
   Systems                                  1,992                3,486               (1,494)           -42.9%
   Table Games                             14,557               11,878                2,679             22.6%
   Slot Operations                          7,124                3,547                3,577            100.8%
   International                            1,352                4,294               (2,942)           -68.5%
                                       ----------          -----------          -----------

   Total                                  $41,616              $39,224              $ 2,392              6.1%
                                       ==========          ===========          ===========

Gross profit margin:
--------------------
   Product Sales                             40.0%                38.3%
   Systems                                   61.0%                55.5%
   Table Games                               93.3%                95.9%
   Slot Operations                           72.1%                76.7%
   International                             21.4%                28.8%

   Total                                     54.4%                49.0%

Product Sales:
--------------

  Revenues in the Product Sales segment for the nine months ended September 30, 2000 were $41,445 compared to $41,826 during the comparable period in 1999. Gross profits for the current year were $16,591 up 3.6% from $16,019 last year. The gross margin of 40.0% increased from 38.3% last year.

Systems:
--------

  Systems revenues for the nine month period in 2000 were $3,268 a reduction of 47.9% from $6,276 in the previous year. Systems revenues last year benefited from large sales in Ontario, Canada. No major new systems contracts have been recorded in 2000. Systems gross profit for the nine months was down 42.9% to $1,992 from $3,486 and was caused by the decline in revenues.

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

International:
--------------

  Revenues for the International segment for the nine months ended September 30, 2000, were $6,322 down 57.6% from $14,905 in 1999's nine month period. The $8,583 revenue reduction was primarily the result of the change in reporting for our 50% owned Australian operation from consolidated to the equity method of accounting. The Australian subsidiary was wholly owned in 1999 and had $5,866 in revenues for the nine month period and in 2000 under the equity method of reporting it included only the $183 loss in revenues. The European subsidiary reported revenues of $5,355 for the nine months period in 2000 down 29.7% from $7,617 in the previous year. All business unit segments revenues were lower in Europe for the 2000 period. South America also reported lower revenues of $1,150 down 19.1% from $1,422 in the previous year.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses in total were $30,303 for the nine month period ended September 30, 2000 up 3.0% over the comparable 1999 period. Selling and marketing expenses were $10,321 for the 2000 nine month period compared to $10,349 in the 1999 period. General and administrative expenses were $8,195 for the nine months ended September 30, 2000 compared to $8,112 in the comparable 1999 period. Research and developments costs were $3,869 for the 2000 period compared to $4,372 in 1999. The reduction in research and development costs was due to engineering staff working on work-in-process inventory projects rather than the traditional research and development projects. Depreciation for the nine month period in 2000 was $4,324 up 17.8% from $3,671 in 1999 due to the increase in the placement of leased slot machines. Amortization for the nine month period in 2000 was $3,595 up 23.7% from $2,907 in 1999. The increase was due primarily to the amortization of license rights acquired in the fourth quarter of 1999.

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

INCOME TAX PROVISION

  Income taxes for the nine months ended September 30, 2000 were $1,318 for an effective tax rate of 33.5% as compared to $987 and an effective tax rate of 25.2% for the nine months ended September 30, 1999. The increase in the current nine month period tax rate was due to a research and development tax credit that was recorded in the third quarter of 1999. The current period's tax rate is more indicative of the tax rate on a going-forward basis.

EARNINGS PER SHARE

  Both basic and diluted earnings per share for the nine months ended September 30, 2000 were $0.24 with basic and diluted weighted average common shares outstanding of 10,939 and 11,077, respectively. For the nine months ended September 30, 1999 basic and diluted earnings per share were $0.27 on both basic and diluted weighted average common shares outstanding of 10,704 and 10,722, respectively.


Three Months Ended September 30, 2000 and 1999
----------------------------------------------

SALES / GROSS PROFIT

                                                                                            Change
                                                                              ----------------------------------
Business Unit Segment:                       2000                 1999           Amount                     %
---------------------                        ----                 ----           ------                     -
Revenues:
   Product Sales                          $16,825              $13,178              $ 3,647                 27.7%
   Systems                                    498                1,712               (1,214)               -70.9%
   Table Games                              4,438                4,199                  239                  5.7%
   Slot Operations                          3,999                1,680                2,319                138.0%
   International                            2,488                5,065               (2,577)               -50.9%
                                  ---------------      ---------------      ---------------

   Total                                  $28,248              $25,834              $ 2,414                  9.3%
                                  ===============      ===============      ===============

Percentage to total revenues:
   Product Sales                             59.5%                51.0%
   Systems                                    1.8%                 6.6%
   Table Games                               15.7%                16.3%
   Slot Operations                           14.2%                 6.5%
   International                              8.8%                19.6%
                                  ---------------      ---------------

   Total                                    100.0%               100.0%
                                  ===============      ===============


Gross profit:
   Product Sales                          $ 6,676              $ 4,697              $ 1,979                 42.1%
   Systems                                    394                1,166                 (772)               -66.2%
   Table Games                              4,064                3,934                  130                  3.3%
   Slot Operations                          3,007                1,323                1,684                127.3%
   International                              272                1,417               (1,145)               -80.8%
                                  ---------------      ---------------      ---------------

   Total                                  $14,413              $12,537              $ 1,876                 15.0%
                                  ===============      ===============      ===============

Gross profit margin:
   Product Sales                             39.7%                35.6%
   Systems                                   79.1%                68.1%
   Table Games                               91.6%                93.7%
   Slot Operations                           75.2%                78.8%
   International                             10.9%                28.0%

   Total                                     51.0%                48.5%

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

Systems:
--------

  Revenues for the quarter ended September 30, 2000 in the Systems segment were $498 down 70.9% from $1,712 in the comparable period in the prior year due to major sales in the 1999 quarter in Ontario, Canada. Gross profit was $394 down 66.2% from the 1999 quarter primarily due to the reduction in revenues. The gross margin was 79.1% up from 68.1% last year due to the reduced sales this year being comprised more of high margin licensing and software revenues.

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

International:
--------------

  Revenues for the quarter ended September 30, 2000 in the International segment were $2,488 down 50.9% from $5,065 in the comparable period in the prior year. The principle reason for the reduction is that our Australian subsidiary is no longer consolidated due to the sale of a 50% interest to TAB Limited in the fourth quarter of 1999. Sales of that subsidiary in the 1999 quarter were $2,271. In 2000 the Australian subsidiary had a $13 loss for the quarter which was included in the International segment revenues.

  Gross profit for the international subsidiaries was $272 down 80.8% from 1999 gross profit of $1,417. The non-consolidation of the Australian subsidiary caused $738 of the reduction while $350 was caused by lower gross profits in Europe due to higher than normal manufacturing overhead costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses for the quarter ended September 30, 2000 were $10,547 up 7.7% from $9,795 in the comparable period in the prior year. Within this expense category selling and marketing costs were $3,474 in 2000 down 1.7% from $3,535 in 1999. General and administrative expenses were $3,192 up 27.1% from $2,505 in 1999. This difference was primarily due to a $536 increase in bad debt expense. Research and development expense of $1,071 was down from $1,503 last year due to engineering staff working on work-in-process inventory projects rather than the traditional research and development projects. Depreciation for the quarter ended September 30, 2000 was $1,602, an increase of 26.4% over last year's depreciation of $1,267. The increase is primarily due to an increase in our slot machine units on lease. Amortization for the quarter was $1,208 up 22.9% from $983 in the comparable quarter last year. The increase was primarily due to the amortization of a license acquired in the fourth quarter of 1999.

INTEREST EXPENSE

  Interest expense for the quarter ended September 30, 2000 was $2,705 up 18.2% from $2,289 in the comparable period in the prior year which was due to a rise in the balance of interest bearing liabilities, an increase in the interest rates due to higher market rates on our floating rate debt and a 0.5% increase in the negotiated interest rate on our $86.0 million debt facility that took place in the first quarter of 2000. The average interest rate for the quarter ended September 30, 2000 was 10.7% compared to a 9.5% average interest rate for the comparable period in the prior year.

OTHER INCOME AND EXPENSE

  Other income and expense for the quarter ended September 30, 2000 was $46 down 86.4% from $337 in the comparable period in the prior year. This decrease was primarily due to a one-time $271 profit on the sale of our Gulfport, Mississippi facility in 1999.

INCOME TAX PROVISION

  Income tax provision for the quarter period ended September 30, 2000 was $427 for an effective tax rate of 35.4% as compared to a benefit of $40 and an effective tax rate of (5.1%) in the comparable period in the prior year. The increase in the current quarter tax rate was due to a research and development tax credit that was recorded in the third quarter of 1999.

EARNINGS PER SHARE

  Both basic and diluted earnings per share for the quarter ended September 30, 2000 were $0.07 with basic and diluted weighted average common shares outstanding of 11,021 and 11,178, respectively. For the quarter ended September 30, 1999 basic and diluted earnings per share were $0.08 on both basic and diluted weighted average common shares outstanding of 10,730 and 10,747, respectively.


LIQUIDITY AND CAPITAL RESOURCES

  For the nine months ended September 30, 2000, net income was $2,616 compared to a net income of $2,924 for the comparable period in 1999.

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