Form 10-K405/A
period 1999-12-31
MIKOHN GAMING CORP
filed 2001-02-01
CIK 912241

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

(Amounts in thousands except per share amounts)                       1999               1998
                                                                      ----               ----
                                                                      (Restated; See Note 22)
                                                                      -----------------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
   Current portion of long-term debt and notes payable             $   1,436           $  2,122
   Trade accounts payable                                             11,615              9,098
   Customer deposits                                                   3,600              4,675
   Accrued and other current liabilities                               6,743              5,729
   Deferred license fees - current                                       451
                                                                   ---------          ---------
      Total current liabilities                                       23,845             21,624
                                                                   ---------          ---------

Long-term debt, net of current portion                                85,417             84,881
                                                                   ---------          ---------

Deferred license fees - noncurrent                                     1,806
                                                                   ---------          ---------

Deposit on net assets transferred under
   contractual agreement                                               4,890
                                                                   ---------          ---------

Deferred tax liability - noncurrent                                   14,221             14,609
                                                                   ---------          ---------

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

     As a result, the 1999 and 1998 financial statements have been restated from amounts previously reported to account for the non-divestiture of MGA to reclassify goodwill to perpetual licenses as described above. A summary of the effects of the restatement follows:


                                                      1999                           1998
                                                      ----                           ----
                                               As                             As
                                           Previously         As          Previously        As
                                            Reported       Restated        Reported      Restated
                                            --------       --------        --------      --------
At December 31:
  Intangible assets                          $16,810       $70,097          $13,651       $64,188
  Goodwill                                    40,208         5,572           39,916         7,067
  Net assets of business
   transferred under contractual
    agreement                                                  558
  Deferred tax asset - noncurrent              2,914                          3,079
  Deposit on net assets
   transferred under contractual
   agreement                                                 4,890
  Deferred tax liability - noncurrent                       14,221                         14,609
  Stockholders' equity                        50,932        48,116

For the year end December 31:
  Selling, general and
    administrative expenses                   41,505        41,966           38,837        38,983
  Other income and (expense)                   5,052           720
  Income (loss) from continuing
    operations before income tax
    (provision) benefit                        5,383           590
  Income tax (provision) benefit              (1,635)          342            3,190         3,335
  Net income (loss)                            3,748           932
  Net income (loss) per share:
    Basic                                    $  0.35       $  0.09
    Diluted                                  $  0.35       $  0.09