Form 10-K405
period 2000-12-31
MIKOHN GAMING CORP
filed 2001-04-17
CIK 912241

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

   X      Annual report pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

 _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number:  0-22752

                           MIKOHN GAMING CORPORATION
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                  88-0218876
-------------------------------------------------------------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation  or organization)


   920 Pilot Road, P. O. Box 98686, Las Vegas, NV              89119
-------------------------------------------------------------------------------
       (Address of principal executive office)               (Zip code)


Registrant's telephone number, including area code: (702) 896-3890
                                                    ---------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each Exchange
     Title of each class:                           on which registered:
     --------------------                          -----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.   X
                -----

     The number of shares of common stock outstanding as of March 15, 2001, was 11,068,061. The market value of the common stock held by nonaffiliates of the Registrant as of March 15, 2001, was approximately $22,338,102. The market value was computed by reference to the closing sales price of $3.375 per share of common stock on the NASDAQ National Market System as of March 15, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III hereof incorporates by reference portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2001 (to be filed with the Securities and Exchange Commission within 120 days after December 31,
2000).

                               CAUTIONARY NOTICE
                               -----------------

     This Annual Report of Mikohn Gaming Corporation on Form 10-K contains forward-looking statements subject to the "safe harbor" legislation appearing at
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements expressing expectations regarding our future (including pending gaming and patent approvals) and projections relating to products, sales, revenues and earnings are typical of such statements.

     All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. Factors such as competition, customer dissatisfaction, failure to gain new product acceptance, software, internet gaming, our maintaining licenses for branded games, our relationship with TAB, Ltd., our dependence on Sigma Game Inc., our operating history, our high leverage and accompanying debt service obligations, onerous taxation and other adverse government action (including, without limitation, with respect to gaming regulations and our gaming licenses and approvals), unusual risks attending foreign transactions and general deterioration in economic conditions may cause results to differ materially from any that are projected.

  Forward-looking statements speak only as of the date they are made. Readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and are urged to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See particularly our reports on Forms 10-K, 10-Q and 8-K filed from time to time with the Securities and Exchange Commission.


                                               MIKOHN GAMING CORPORATION
                                          ANNUAL REPORT ON FORM 10-K FOR THE
                                             YEAR ENDED DECEMBER 31, 2000


                                                   TABLE OF CONTENTS

                                                        PART I
Item 1.         Business...................................................................    2
Item 2.         Properties.................................................................   24
Item 3.         Legal Proceedings..........................................................   24
Item 4.         Submission of Matters to a Vote of Security Holders........................   24

                                                       PART II

Item 5.         Market for Registrant's Common Stock and Related Security Holder Matters...   25
Item 6.         Selected Financial Data....................................................   26
Item 7.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................................   27
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.................   37
Item 8.         Consolidated Financial Statements and Supplementary Data...................   38
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure...................................................   75

                                                       PART III

Item 10.        Directors and Executive Officers of the Registrant.........................   75
Item 11.        Executive Compensation.....................................................   75
Item 12.        Security Ownership of Certain Beneficial Owners and Management.............   75
Item 13.        Certain Relationships and Related Transactions.............................   75


                                                       PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K............   75

                                     PART l

Item 1.  Business

Overview

     Mikohn is a leading developer, manufacturer, and marketer of (i) proprietary branded slot machines and table games, including our Yahtzee(R) and Battleship(R) series of gaming machines and Caribbean Stud(R) table game, and
(ii) gaming products including signage and progressive jackpot systems.

     Gaming Operations Segment

     During 2000, our gaming operations segment became increasingly important as a result of the successful introduction of our two principal branded slot machine series, Yahtzee(R) and Battleship(R). We installed a total of 1,800 of these games during 2000 and had a backlog of 900 of these games at year-end. Our proprietary table games include Caribbean Stud(R), the most popular proprietary table game in the world. More than 900 Caribbean Stud(R) tables are in service worldwide.

     We generate recurring revenues from our gaming operations through leases of slot machines and table games to casino operators. These leases provide for either fixed rental payments or participation in the operating results of our machines. We plan to achieve growth through further penetration of existing games and the development of new games. Branded slot games based on Ripley's Believe It or Not!(R) and Clue(R), which reflect a new knowledge-based format, are scheduled for release in 2001. For the year ended December 31, 2000, our gaming operations generated approximately 35% of our total revenues and over 100% of segment operating income in comparison to 1999 when gaming operations generated approximately 24% of our total revenues and 52% of segment operating income.

     Gaming Products Segment

     Our gaming products are found in almost every major gaming jurisdiction and include:

     .  interior casino signage;
     .  exterior signage;
     .  electronic components used in progressive jackpot systems;
     . player tracking and information gathering and control systems and . gaming machines for sale.

     Customers for our gaming products include casinos, slot machine manufacturers, operators of wide-area gaming networks and lottery authorities. We have achieved leading market positions with a number of our products because they are recognized as being creative, innovative and technologically advanced.

      Repositioning and Other Charges

      As a result of the significant improvement in our gaming operations, we undertook a major strategic repositioning initiative at the end of 2000. The growing demand for our proprietary slot machines placed significant capital demands on our limited capital resources. In order to maximize the capital and marketing resources allocated to our higher return gaming operations, we had to redirect resources from our lower return gaming products and some older products in the gaming operations segment. The financial impact from this strategic repositioning initiative includes $9.8 million of asset write-offs related to product lines to be phased-out (or the further development of which has been deferred). Also included in the write-off of assets and other are $3.2 million in costs of a patent infringement suit initiated in 1997. During 2000 we made provisions for uncollectible receivables and slow-moving and obsolete inventories of $9.4 million, which is substantially higher than the normal historical provisions for these items. Of this $9.4 million, $3.3 million in charges were included in the write-off of assets and other, described above.
The balance of $6.1 million compares to the average of our provisions for bad debts and slow-moving and obsolete inventories in 1999 and 1998 of $2.6 million. The increases in these provisions relate to the strategic repositioning initiative, changing economic conditions and changing customer credit circumstances. See Note 3 - Accounts Receivable and Note 5 - Inventories in the Notes to Consolidated Financial Statements.

     Business Strengths

     We believe that our principal business strengths include:

     . our expertise in developing superior game content and adapting it for proprietary slot machines and table games;
     . our significant patent and trademark protection, and our business relationships enabling us to obtain licenses for popular board games and other branded attractions;
     . our reputation for product innovation and technology development;
     . our gaming industry presence and long-standing customer relationships;
     . our worldwide production, marketing, distribution and service capabilities and
     . our extensive regulatory experience and jurisdictional approvals.

     We have applied for and been granted 176 licenses or equivalent authorizations in gaming jurisdictions around the world.

     Our Company

     We conduct our operations both through Mikohn Gaming Corporation, the parent entity in our corporate structure, and through subsidiaries and joint ventures. Our primary domestic subsidiaries are Mikohn Nevada, Progressive Games, Inc., MGC, Inc., Mikohn International Inc. and Casino Excitement, Inc. Our primary foreign subsidiaries are Mikohn Europe, B.V., a Netherlands corporation, and Mikohn South America, S.A., a Peruvian corporation. In addition, we own a 50% interest in Mikohn Gaming Australasia Pty., Ltd. In November 1999, we divested the other 50% interest to TAB Limited.

     Our headquarters and principal executive offices are located in Las Vegas, Nevada, where we maintain part of our production facilities. Additional production facilities are located in Gulfport, Mississippi and Hurricane, Utah, and sales, service and/or support offices are located in Nevada, Mississippi and eight additional states. To better serve international markets, we maintain comprehensive production, sales and service facilities in the Netherlands, Australia and Peru, and a sales office in Argentina. We employ over 700 people worldwide.

     The address of our headquarters is 920 Pilot Road, Las Vegas, Nevada 89119 and our telephone number is (702) 896-3890. Mikohn's internet address is www.mikohn.com. The information on our website is not incorporated by reference
---------------
into this Annual Report on Form 10-K.

Overview of the Legal Gaming Industry

     In recent years, the legal gaming industry has experienced strong growth, both domestically and internationally. Management believes that this increase in gaming demand results in part from the greater public acceptance of legal casino gaming. Casino gaming revenues in North America grew from $13.9 billion in 1992 to $33.3 billion in 1999 or by 13% per year according to Christiansen Capital Advisors LLC and Morgan Stanley Research.

     Many foreign jurisdictions have legalized or have expanded legal casino gaming in recent years. Significant foreign gaming jurisdictions now include Canada, Australia, New Zealand, France, the Netherlands, and various South American, Asian and Eastern European nations.

     The growth of legal gaming has resulted in a significant increase in the number of gaming machines. Gaming machines are by far the most popular form of casino gaming. At the major Nevada, New Jersey and Mississippi casinos they account for approximately two-thirds of total gaming revenues. Additionally, significant contributors to this increase in revenues have been proprietary branded games with special bonus functions, such as those we produce and market.


Competitive Strengths

     We believe that our competitive strengths include the following:

     Game Content. We have emerged as one of the premier developers of proprietary game content for the gaming industry. Our Caribbean Stud(R) table game is the most popular proprietary table game in the casino industry, and our proprietary slot machines, Yahtzee(R) and Battleship(R), are two of the top performers based on current casino demand. We have six-year contracts with extension rights for five highly-recognizable and popular brand names that have endured the test of time, including Yahtzee(R), Battleship(R) and Clue(R) from Hasbro, Inc., and Ripley's Believe It or Not!(R) from Ripley Entertainment, Inc. Our Yahtzee(R) slot machine was introduced in late summer 1999, our Battleship(R) slot machine was introduced in the fourth quarter of 2000, and we intend to introduce Clue(R) and Ripley's Believe It or Not!(R) games in 2001.

     Significant Patent and Trademark Protection. We have secured and continue to secure exclusive rights in our proprietary games, electronics, bonusing and control systems, and displays, primarily by obtaining ownership rights or licensed rights to trademarks and U.S. and foreign patents. We own 61 patents, have licensed rights to 16 patents and have more than 24 patent applications pending. We maintain trademarks relating to more than 50 products.

     We believe that our competitive advantage is enhanced by our U.S. patents and pending patent applications and exclusive rights to U.S. patents and licensed Hasbro trademarks for slot machines and table games, methods of playing poker such as Caribbean Stud(R), or blackjack with progressive jackpots and related apparatus, including electronic poker with an optional side-bet for a progressive jackpot, and TableLink(R) for table monitoring systems.

     We actively seek patent and trademark protection and enforce our patents and trademarks. We believe that by protecting our patents and trademarks and other intellectual property, we raise additional barriers to entry for prospective competitors and that this results in higher profit margins than could be earned from non-proprietary products.

     Product Innovation and Technology Development. We focus on developing games with appearance and play characteristics that have considerable customer appeal and with bonus opportunities and other special features. For example, we design our bonus games of skill and our upcoming knowledge-based games to maximize wagering levels (per bet and total) and the length of time the player plays the game, both of which are important to the success of electronic gaming devices. We also develop technology platforms that can be utilized with numerous new and existing products. Progressive jackpot systems originally developed for individual gaming machines have evolved into networks of multiple gaming machines linked to common jackpots and, most recently, have been further enhanced with bonusing features, which increase the frequency of payouts among multiple players.

     Our TableLink(R) technology and progressive jackpot table game platforms reflect the evolution and adaptation of technology for table games. Our patented side-bet progressive jackpot technology was originally developed for stud poker and more recently has been adapted for draw poker and blackjack, pai gow poker and Monopoly(R) Poker(TM). The TableLink(R) system currently runs on all game types. Chip tracking and game tracking versions operate on blackjack and can be adapted for use with other games such as roulette and baccarat. Our SuperLink(R) and CasinoLink(R) systems provide multi-site gaming machine monitoring, data collection, real-time player tracking, game management and progressive slot system monitoring. These advanced systems have been installed in many large domestic and international gaming venues that employ advanced information technology to manage thousands of gaming machines at multiple locations.

     Substantial Gaming Industry Presence and Strong Relationships With Customers. Our products can be found in nearly every major domestic casino and most major international casinos, including casinos operated by Boyd Gaming, Crown Casino, Mandalay Resort Group, Harrah's, Park Place, Holland Casinos, MGM Mirage and Station Casinos. Our products also are sold to major gaming machine manufacturers including Alliance Gaming, Aristocrat, International Game Technology, Sigma Game and WMS Industries. We believe that our interior signage is preferred by developers of major new casino projects that employ extensive thematic design and by gaming machine manufacturers who merchandise progressive jackpot gaming machine networks. Our Caribbean Stud(R) poker game is the most popular proprietary table game in the world, and our progressive jackpot systems for gaming machines and table games are the most widely used in the industry. Our proprietary player tracking software is among the most technologically advanced and has gained acceptance in new international markets, notably Canada, where there is need to network and monitor multiple remote sites involving thousands of gaming machines.

     Worldwide Distribution Capability/Diversified Revenue Base. Our revenues are highly diversified by customer and geography. Our products are distributed in more than 60 countries by our own sales force as well as by independent sales representatives.

     Extensive Jurisdictional Approvals. Licensing or other regulatory approval is required of our company and our senior managers, directors, large shareholders, gaming equipment components, proprietary gaming machines and table games. We are licensed in 24 states, by 90 Native American Indian tribes and in 17 foreign countries. In addition, we sell products in more than 45 additional foreign jurisdictions that do not require licensing approval. We believe that the time and cost necessary to obtain licensing and product approvals in numerous jurisdictions present significant obstacles to potential competitors.

Operations

     Our worldwide operations are concentrated in two principal business segments: gaming operations and gaming products. Set forth below is a description of each of our two principal business segments. See Note 19 - Segment Reporting in the Notes to Consolidated Financial Statements for segment-based financial information.

     Gaming Operations:

     We established our gaming operations business unit in 1993 to develop, acquire, manufacture and distribute proprietary games, and these have become increasingly important to our business. Increased attention has been given to gaming operations because of the high recurring revenues and profit margin potential for this business line. We own or license the rights to several categories of proprietary games, which we place in casinos under lease arrangements. These leases provide for either fixed rental payments or participation in the game's operating results. Sales of proprietary games are reflected in the reported results of our gaming products business segment while revenues derived from leases are included in the results of our gaming operations business segment. Reported revenues relating to our branded games are net of royalties.

     Set forth below are descriptions of some of our significant proprietary gaming machines and table games that are placed under lease arrangements.

     Slot Operations. Slot gaming machines are by far the most popular form of casino gaming. At the major Nevada, New Jersey and Mississippi casinos, they account for approximately two-thirds of total gaming revenues. Accordingly, in determining the optimal areas for our future growth, we focused our attention on the development and introduction of branded video slot machines. We developed a working relationship with Hasbro, Inc., a leading manufacturer of board games through its Milton Bradley division. Our first branded game license covered Yahtzee(R), and the first version of our Yahtzee(R) slot machine was introduced to the market in the late summer of 1999. Our next licensed game, Battleship(R), was introduced in late 2000.

     Our slot development team has recognized the latest industry trends and has incorporated them into our latest slot machine offerings. Multi-coin, multi-line video games with second-screen bonus features, and licensing of brand names have been the two most noticeable game-specific trends. These features provide a combination of added entertainment value and immediate brand recognition, and can lead to increased wager per game and longer time playing the game. These are as important to the success of a slot machine as are the game design and presentation, which enhance the player appeal.

     We are taking the industry lead in the following two new areas: bonus games of skill/strategy and knowledge-based bonuses. We are committed to introducing new branded games and to continuing to follow up with refresher versions of previously released brands, such as Yahtzee(R) and Battleship(R). New games on our list for introduction in 2001 are our Ripley's Believe It or Not!(R) and Clue(R) games, both of which will fall under a new concept we call "knowledge-based," and a new series of games called Think Big(TM).

     Branded Slot Games. In 1999, under an exclusive license from Hasbro, Inc., we developed a series of casino slot games based on Yahtzee(R), one of the best known of all dice games. Our Yahtzee(R) series of games and our Battleship(R) game were named among the top 20 most innovative products in 2000 by the Casino Journal Publishing Group.

     Introduced to Nevada casinos in the late summer of 1999, the first two versions of Yahtzee(R) were spinning reel slots topped with oversized mechanical dice, to be rolled by one player to provide a unique bonus opportunity. In December 1999, we introduced our Yahtzee(R) Video(TM) game, a five-reel, 45-coin, nine-line video game. Special features include an interactive, animated second screen and a random scatter-pay bonus, both presenting entertaining three-dimensional dice characters.

We selected the Pentium CD-ROM-based Millennium(TM) series video platform from Sigma Game, featuring new technology which provides powerful graphic and audio capabilities.

     In the fourth quarter of 2000, we introduced our Battleship(R) All Aboard(TM) video game. The Battleship(R) slot game is interactive with both strategy and skill elements, which slot players find highly entertaining, as shown by the game's broad appeal in Mikohn's focus groups. The game was developed in the highly popular nine-line five-reel video slot format with a maximum play of up to 90 coins. In addition to the fun of the base game, players have the opportunity to test their skill and luck, as well as win more money, with three special bonus games, with the objective of destroying an enemy fleet of four ships of various sizes concealed within an ocean grid, similar to that of the traditional board game.

     Expected to be released in the second quarter of 2001 is Yahtzee(R) Mystery Winner(TM), another version of video Yahtzee(R), which couples the familiar name of Yahtzee(R), with a mystery theme and three exciting bonus features. Yahtzee(R) Mystery Winner(TM) video slot is a five-reel, nine-line, 90-coin max-bet game. Like the original Yahtzee(R) slot game, it has the successful main Yahtzee(R) Bonus Round(TM).

     In summer 2001, we plan to launch Ripley's Believe It or Not!(R) Adventures in Trivia(TM) video slot game as the first trivia-based slot game. The five-reel, nine-line, 90-coin max-bet game from the Think Big(TM) series will incorporate scores of human-interest questions in the areas of history, geography, entertainment, science and leisure. Players will win based on the accuracy of their responses. Players win more if they are right, but still win even if wrong.

     The Clue(R) Winning Solution(TM) video slot game, our second release from the Think Big(TM) series, is scheduled for release later in 2001. Mikohn has entered into another exclusive, worldwide licensing agreement with Hasbro, Inc. to develop a slot version of Hasbro's classic, best-selling Clue(R) board game. The Clue(R) game is the classic "whodunit" as players compete to find out who committed the murder of the unfortunate Mr. Boddy. With six characters, six weapons and nine rooms, there are a potential 324 different murder combinations. Three main bonuses exist. The primary "Winning Solution" bonus utilizes the home-game theme of identifying Who, What and Where for the untimely demise of Mr. Boddy. Additionally, when the player successfully completes the "Winning Solution" bonus, he/she advances to the "Inheritance" bonus in which Mr. Boddy's inheritance is collected for solving the crime. A secondary "Card Caper" bonus utilizes the selection of cards in a multi-stage game. A third "Clue(R) Trivia"(TM) bonus adapts Clue(R) and mystery/detective questions to the knowledge-based casino forma t.

     MoneyTime(TM). MoneyTime(TM) is a branded progressive jackpot system we developed in 1997. It uses bonusing to initiate, extend and increase play. Typically, 40 gaming machines are configured in a carousel with extensive overhead thematic signage manufactured by Mikohn promoting the MoneyTime(TM) progressive jackpot system. Each gaming machine is linked into one MoneyTime(TM) system. When the progressive pool generated reaches a randomly determined level within a specified range, the system triggers a bonus mode in which multiple players are awarded portions of the jackpot in rapid succession. See Item 3 - Legal Proceedings.

     Table Games - We have embarked on a strategy of creating a variety of specialty table games for nearly every spot on the casino floor. We are the first company in the industry to introduce table games featuring licensed board game brands through our exclusive license agreement with Hasbro, Inc. In 1999, we introduced Monopoly(R) Poker Edition(TM) and then, in 2000, introduced Monopoly(R) BlackJack(TM), both at the World Gaming Congress and Expo. We currently plan to introduce additional licensed games in 2001 including Yahtzee(R) Shake and Win(TM) as well as a Clue(R) table game. Mikohn had 1,127 table games installed at December 31, 2000, producing more than $16.0 million dollars in lease revenue annually.

     We place table games directly with casino operators for a monthly fee at a fixed rate per table. Most of the agreements with the casinos are for three-year terms with a 30-day early cancellation clause. As of December 31, 2000, we had 1,127 revenue-producing table games installed.

     Set forth below are descriptions of some of our significant proprietary table games that are placed under lease arrangements.

     Caribbean Stud(R). Caribbean Stud(R) is the most popular proprietary table game in the world. As of December 31, 2000, more than 900 Caribbean Stud(R) tables were in service worldwide, in more than 370 casinos in 38 jurisdictions. Caribbean Stud(R) table games have been available in casinos since 1988.

     Tre' Card Stud(TM). Tre' Card Stud(TM) is a new three-card variation of Caribbean Stud(R). The game is approved in California, Indiana, Michigan, Mississippi, Missouri and Nevada.

     Wild Aruba Stud(TM). Wild Aruba Stud(TM) is a variation of five-card stud poker. The game is approved in California, Connecticut, Iowa, Michigan, Mississippi and Nevada, and it is being prepared for field trial in New Jersey.

     Progressive Blackjack(TM). Progressive Blackjack(TM) is played as a basic blackjack game with an optional side-bet feature. Players receive jackpot payments determined by a payout formula based on certain card combinations. Casinos benefit from the game because of the additional volume and win generated by increased play.

     Monopoly(R) Blackjack(TM). Monopoly(R) Blackjack(TM) is based on the standard blackjack game but allows players to make an optional side wager that gives them the chance to win more money. If a player makes a side wager and receives a blackjack of the correct type, he or she has the option of choosing a fixed award or playing the Monopoly(R) Bonus Game(TM) that uses familiar Monopoly(R) game animation and stimulating sounds to make the traditional blackjack game more enticing. Monopoly(R) Blackjack(TM) has been submitted to several major jurisdictions and approval is pending.

     Yahtzee(R). Our Yahtzee(R) casino table game is played with a table layout showing winning dice roll combinations, wagering odds, and a large table box containing five mounted mechanical dice. Players are allowed to make "game wagers" on the outcome of the roll of the dice, as well as "next roll wagers" on the outcome of the next roll. Our Yahtzee(R) table game has been submitted for regulatory approval in most jurisdictions.

     Progressive Jackpot Pai Gow(TM) Poker. Our Progressive Jackpot Pai Gow(TM) Poker combines elements of the ancient Chinese game of Pai Gow with the classic game of seven-card stud poker. Progressive Jackpot Pai Gow(TM) Poker is approved in Indiana, Mississippi and Nevada. It will begin its field trial in New Jersey in early spring. Approvals from other major jurisdictions are pending.

     New Table Games in Development. We have several new table games in various stages of development, including:

     . Progressive Bad Beat Stud Poker(TM), which is approved in Mississippi and pending approvals from other major jurisdictions;
     . Monopoly(R) Poker Edition(TM) (Basic), which has been submitted to several major jurisdictions from which approval is expected by the middle of 2001;
     . Yahtzee(R) Shake and Win(TM), which has been submitted to several major jurisdictions from which approval is expected by the middle of 2001 and
     .  Clue(R), which is expected to debut at the Global Gaming Expo in 2001.

     Gaming Products:

     We have been providing gaming products and equipment around the world since 1987. First selling progressive jackpot systems, we expanded to sign manufacturing and other related products. Our gaming products are found in almost every major gaming jurisdiction and include:

     .  interior casino signage;
     .  exterior signage;
     .  electronic components used in progressive jackpot systems;
     . player tracking and information gathering and control systems and . gaming machines for sale.

     Interior Casino Signage. We are known throughout the industry as an innovator in high-impact signage particularly designed for the gaming industry. Our product design capabilities, manufacturing capacity and worldwide distribution network make us the industry leader in interior casino signage. We design and manufacture interior signage and displays that are marketed and sold either as stand-alone signs or in combination with progressive jackpot systems.

     Interior casino signage differs in many respects from other forms of signage. Casino signage typically features intricately detailed artwork, is constructed in a wide variety of unusual shapes, is finished and detailed with more expensive and delicate materials than other types of signage and often is covered by an artistic finish such as polished aluminum or acrylic laminate. Digital laser printers are used to produce sign faces which are then laminated, mounted on plexiglass and assembled onto the finished sign. The electrical components of the signs include fluorescent or incandescent backlighting and a wide range of artistic lighting, including neon tubes, star-tubes, flashing incandescent lighting and fiber-optics.

     Interior signage is used extensively in connection with the "theming" of interiors and the differentiation and identification of facilities. Custom processes enable us to conform signs to a casino's existing theme or to create distinctive themes for particular areas in a casino. Sales and design personnel work closely with the customer in the development of the design plans. Installations by Mikohn may be seen in mega-casinos such as the Bellagio, Venetian, Paris and Mandalay Bay Resort in Las Vegas, and are also found in numerous other casinos in both domestic and foreign gaming jurisdictions.

     The average construction period for an interior signage project is approximately six to eight weeks. The costs of interior signage projects vary widely, but most fall within a range of $50,000 to $2.0 million. We typically require a 50% downpayment before commencing manufacturing, with an additional 25% due at shipping and the balance due upon completion of the installation. While our interior signage is commonly incorporated into large projects, remodeling and small projects continue to stimulate demand.

     Demand for interior signage has also been stimulated by the popularity and growth of progressive jackpots throughout the gaming industry. These often incorporate our interior signage into sophisticated merchandising programs.

     Exterior Signage. We also design, manufacture, install and maintain exterior signage. These projects can vary from themed directional signage to multi-story, double-faced pylon signage such as the two exterior signs at the Bellagio in Las Vegas. We target the gaming industry for our exterior lighting and signage products and have supplied signs or lighting systems to major casinos in the U.S. and to a number of international customers.

     We have successfully developed MikohnVision(R), light emitting diodes, or LED systems that enable users to produce spectacular displays on huge outdoor screens in up to 16.7 million colors. We have patents to protect various features unique to the MikohnVision(R) system. MikohnVision(R) makes it possible to offer real-time graphics, animation, text and video clips; to display photos, logos, video and real-time images; and to create instant, spectacular animations and messages at adjustable speeds.

     The exterior signage business is much more competitive and therefore less profitable than interior signage. The sales price of exterior signage varies widely, although most contracts fall within a range of $200,000 to $2.0 million. Typically, we receive payments during the course of design, manufacture and installation.

     Progressive Jackpot Systems. A progressive jackpot system monitors play on one or more gaming machines and accumulates, in real-time, a predetermined percentage of each coin bet to create a jackpot. This jackpot increases continuously until won by a player. The system then can be reset automatically to accumulate and present subsequent jackpots. Progressive jackpot systems can serve a single machine or can be electronically linked with a number of gaming machines to generate a collective jackpot. Progressive jackpot systems create larger jackpots to contribute added excitement to the game and to provide an incentive for players to play the maximum number of coins.

     Our progressive jackpot and bonusing systems typically are comprised of three components: controllers, a color display of LED's and accompanying software. The controllers draw data from the linked gaming machines and continuously update the amount of the progressive jackpot from a number of games. This information is flashed in real-time to the electronic displays in and around carousels of participating machines, accompanied by graphics, animation and sound effects. The software enables the casino operator to program the controllers and displays and to set various game options. The electronic displays capture and maintain a player's interest by continuously showing on a real-time basis the current amount of the progressive jackpot and subsequently by celebrating when a jackpot is hit.

     Although controllers, displays and software are all included in every Mikohn progressive jackpot system, controllers and displays also are sold separately to gaming machine manufacturers and casino operators. The software used to program the displays and controllers and monitor the systems and machine usage is proprietary, thereby inhibiting the operator from substituting components made by other manufacturers. Our progressive jackpot systems can be connected into multi-site progressive links among a number of casinos. The operator of the gaming machine is responsible for payouts of all jackpots.

     Controllers. Our proprietary controllers are designed to be compatible with the gaming equipment made by the major gaming machine manufacturers, including Aristocrat, Atronic, Alliance Gaming, Novomatic Industries, Sigma Game, Universal de Desarrollos Electroonicos, S.A. known as UNIDESA, WMS Industries and the industry giant, International Game Technology. Our controllers are licensed in every major gaming jurisdiction. We believe we have the largest installed base of controllers in the industry. The sale of our controllers for a progressive jackpot system is frequently accompanied by the sale of our electronic displays promoting the system.

     Electronic Displays. We manufacture displays in a wide variety of sizes and designs to accommodate the technical, aesthetic and price requirements of our casino customers. We believe that our electronic displays are installed with most gaming machines manufactured by Alliance Gaming, Aristocrat, International Game Technology, Novomatic, Sigma Game, UNIDESA and WMS Industries. These electronic displays are found in casinos in virtually every major gaming jurisdiction throughout the world. We produce alphanumeric and graphic electronic displays for use in real-time applications with all major brands and models of gaming machines. Our displays primarily use LEDs which can be turned on and off approximately 100 times per second and can be programmed to display information in a wide variety of formats, including flashing, panning from side to side, odometer, pulsating, scrolling up or down, painting (each character is formed from the top down), morphing and dancing colors (each character alternates color). LEDs also can utilize foreground or background color, user-selectable and downloadable font and text justification. Cells of LEDs may be combined to display characters and graphics in a variety of sizes ranging from small to very large. We supply displays to casinos and gaming equipment manufacturers including International Game Technology for their wide-area progressive systems.

     In addition to our proprietary line of LED displays, we offer casinos the ability to attract players using the latest in high-resolution plasma displays. Utilizing our PC-based PlasmaPack(TM) controller, casinos can run real-time applications such as bonusing and progressives on large, high-resolution plasma displays. The latest addition to our electronic display line is the Rainbow Display. The addition of blue LED technology to the display opens up vast opportunities for merchandising applications. The advanced LED technology provides a much brighter look than a plasma screen and assists to generate a very colorful presentation that helps sell games. These displays are available in a variety of sizes and are proving to be a great addition to the casino floor with their unparalleled color and brilliance.

     The flexibility of our software enables us to implement our competition's software protocol so that our displays can still be sold even when we are not the chosen progressive system vendor.

     Software. We design application software for use in connection with our progressive jackpot systems. The software permits the casino operator to set jackpot frequencies and levels in response to competitive factors and variations in customer demand and to set a maximum amount to be displayed as a jackpot (which effectively limits the casino's liability in the event of a programming or technical error). The software is programmable to accommodate a variety of international currencies, and is supplied either on a diskette for installation on the casino's stand-alone personal computer or on a memory card we sell for installation in a palmtop computer.

     Our SuperLink(R) software package supplies a comprehensive, multi-faceted system for managing a progressive jackpot network from a central location. The SuperLink(R) system consists of Mikohn bonus and/or standard progressive controllers, a Mikohn smart interface board for each machine and a PC-hosted monitoring system. The system PC provides reports and statistics of bonus game play and features screens for configuration and set-up. It also links the interface packages of electronic displays, controllers and software into one total integrated package, permitting centralized control and facilitating the operation, programming and monitoring of progressive jackpots and bonuses. As a result, we believe that the SuperLink(R) system enables casino operators to manage their slot machines with greater efficiency, which can increase productivity, enhance security and reduce costs. Moreover, the SuperLink(R) system, with its built-in flexibility, is a system that will enhance both existing and new gaming machines with new progressive, bonusing and merchandising features, including our MoneyTime(TM), Mystery Jackpot(TM) and Bonus Jackpot(TM) systems.

     Bonusing Systems. A bonusing system provides a cash bonus which can be random or preset separate from the normal payout for a winning combination. While bonus amounts are typically lower than the top pay of the game, the frequency is high, providing a valuable merchandising tool for stimulating, extending and increasing the rate of play.

     Bonus Jackpot(TM) provides a random cash bonus along with the normal payout for a winning combination. Any or all of eight progressive pay levels may be selected as the bonus level and up to eight random bonuses can be set for each selected level. Mystery Jackpot(TM) is a progressive system that randomly rewards patrons according to a fixed pay schedule. The bonus is triggered when the mystery (hidden) jackpot reaches a random level within a specified range. Once a winner is identified, a payout is randomly selected from one of eight awards. Mystery Jackpot(TM) awards a player a progressive jackpot just for playing; no winning reel combination or minimum coin-in is required. The range for the jackpot can be configured by the operator, and the system randomly selects a jackpot amount within that range and awards the jackpot via the credit meter to the player. We design controllers and displays and assemble them using components manufactured to our specifications by various suppliers.

     Accessories. We also supply a number of accessory products that allow the casino customer to operate a wider variety of progressive games, provide promotional messages, animated and graphic displays, and generate additional statistical and operating information from the gaming machines linked to progressive jackpot systems. Available accessories also include devices to boost electrical outputs to a large number of displays, cable and fiber-optic connectors, devices to trigger visual or aural signals when a progressive jackpot is hit, and circuitry for the display of progressive jackpot amounts on the screens of video gaming machines.

     Keno. Under a licensing agreement with XpertX, Inc., we hold the exclusive worldwide distribution rights (except for Nevada) to the XpertX(TM) keno system. Key features of this keno system include player tracking (player account information, player trip history, play and win amounts and buy-in limits); reporting (customized audit/management reports and inter-property progressive capabilities); display functions (in-room television keno display and advertising options); and built-in diagnostic software and disc mirroring features.

     CasinoLink(R). Our CasinoLink(R) system is an integrated management system for the gaming enterprise. Operating on a Microsoft Windows NT(R)/SQL
Server(R) platform, CasinoLink(R) provides its users with robust, highly scalable applications for accounting and auditing, administration and security, jackpot management and player marketing. CasinoLink(R) is exceptionally well suited to fulfill the requirements of large, geographically dispersed casino operators who require multi-site capability.

     The CasinoLink(R) system is installed throughout the gaming operations of more than 20 casino operators worldwide. CasinoLink(R) is utilized domestically by single-site operators in Colorado, Nevada, Oregon and California as well as by one multi-site operator in Nevada. We hold the dominant share of the gaming system market in Canada, with installations in the multi-site, provincial lottery corporations of Alberta, British Columbia, Ontario and Saskatchewan. The European market is home to single-site installations in Finland, Greece and Italy as well as to multi-site installations in the Netherlands, the Slovak Republic, Slovenia and Russia.

     In November of 1999, we reached an agreement with TAB, Ltd. of Sydney, Australia where Mikohn will serve as the exclusive provider of progressive jackpot management software. See Note 1 - Description of Business and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

     TableLink(R). We also develop and market automated data collection systems for player tracking and accounting for table games. These products include our patented TableLink(R) technology.

     In 1995, we acquired the exclusive worldwide rights to develop, manufacture, market and distribute the technology incorporated in our TableLink(R) system, a player tracking and data collection system for table games. This system enables the casino to recognize and reward players, and enhances game security. Mikohn's TableLink(R) system employs:

     . special casino chips that are embedded with computer microchips which transmit encrypted radio frequency signals;
     .  sensors at each player position at the table;
     .  player identification card readers;
     . optical readers that read playing cards as they are dealt for card game applications;
     . touch-screen computer displays at the gaming table or pit stand and . proprietary software networked to a central data collection point.

     Information is compiled by patented instruments and computer and sensor technology, which electronically track all bets in real-time as the chips are placed, producing a record of each game. In addition to providing player tracking, chip tracking and game tracking, the technology can be used to integrate a progressive jackpot system with other table games to stimulate player excitement and improve revenue production. The technology used in the TableLink(R) system, for the first time, provides casino operators with real-time accounting of the play of each table game player. Improved accuracy and player-initiated ratings not only are very useful to the casino in identifying and directing complimentary benefits to the customer, but improve customer loyalty. It also redirects supervisor time from administrative to customer-relationship tasks.

     The TableLink(R) system brings to table games the benefits of accurate and automated data collection and player tracking, previously seen only in the slot machine sector. Players initiate their ratings using their player cards when they begin play. The TableLink(R) system tracks the time played, wagers made and game results. The information can be interfaced with the casino's main database and used for rewarding patrons as well as building marketing information. TableLink(R) is available in three tiers: PT (Player Tracking), CT (Chip Tracking) and GT (Game Tracking). TableLink(R) PT is the base product upon which the CT and GT product offerings are built.

     We believe TableLink(R) has the potential to become one of the most important technological advances in casino gaming since the introduction of microprocessors in gaming machines. It already has been adapted to blackjack, the world's most popular table game. We believe that our TableLink(R) technology can be adapted for use with other popular table games, including baccarat and roulette.

     In April, 1998, we signed a master development and purchase agreement with Harrah's to complete the development of the TableLink(R) system and install the product in Harrah's casinos. The first installation was successfully completed in Tunica, Mississippi in late 1999.

     In June 1999, we licensed TableLink(R) to the Mandalay Resort Group for use in their MotorCity Casino in Detroit, Michigan, on all of its tables. TableLink(R) has been in continuous operation since December 1999, where it is used to provide accurate marketing information about table game players. TableLink(R) also serves to differentiate MotorCity from its nearby competitors by allowing customers to initiate their own rating sessions directly at the table by inserting their patron cards into the card readers in the rail.

     In the short-term we expect to focus our efforts on satisfying these major customers and demonstrating the value and benefits of the TableLink(R) system. By successfully demonstrating the competitive advantage the system provides in the casino pit, we believe market acceptance will follow.

     Oversized Gaming Machines. We hold an exclusive license from International Game Technology to manufacture and distribute oversized and giant gaming machines known as Mini-Bertha(TM) and Colossus(TM), respectively. These oversized gaming machines come in electronic video and slot-reel formats, feature many of International Game Technology's popular games and can be linked within a casino on a progressive network. Because of their size they provide greater visual appeal and variety, and management believes that they generate a greater win per machine than conventional gaming machines. The machines are available for sale, lease or license and International Game Technology receives a license fee based upon the income derived from the machines that are placed. Leases or licenses of these machines are reported in our gaming operations segment, while sales are reported in our gaming products segment. The revenues relating to these machines as reported in our financial statements are net of license fees paid to International Game Technology.

Competition

     The markets for our products are highly competitive. We compete with a number of developers, manufacturers and distributors of products similar to those that we produce and distribute. Some of these competitors are larger and have greater access to capital resources than we do. Our future performance may be affected by numerous factors, including:

     . the continued popularity of our existing products and our ability to develop and introduce new products that gain market acceptance and satisfy consumer preferences;
     . our ability to maintain existing regulatory approvals and obtain future approvals in order to conduct our business and
     . our ability to enforce our existing intellectual property rights and to adequately secure and enforce such rights for new products.

     Many of our products require regulatory approval. We believe that the amount of time and money consumed in the course of obtaining licenses in new jurisdictions and new product approvals in multiple jurisdictions constitute significant obstacles to entry or expansion by new competitors. In addition to regulatory constraints, our intellectual property rights to patents and trademarks help protect our products. We actively seek patent and trademark protection and vigorously enforce our intellectual property rights.

     Gaming Operations:

     Slot Operations - The success of many of the recent video-based product games and the popularity of many of the themed game introductions are dictating the types of games being developed. The current competitive environment is placing increasing demands on equipment makers, requiring a strong pipeline of new games. Future growth opportunities in the gaming equipment industry will result not only from a strong pipeline of well-defined branded games, but also from new product developments and technological advancements.

     Our proprietary slot games business segment faces two types of competition, direct and indirect. Basically, any manufacturer which sells standard slot machines is indirectly competing with us for floor space and market share.
These competitors have slot machines that are solely available for purchase and the overall packaging is basic. Our major indirect competitors are Sigma Game, Aristocrat, International Game Technology, WMS Industries, Casino Data Systems, Alliance Gaming and Atronic.

     Direct competition is a result of similar pricing strategy and product differentiation or brand appeal. In essence, any manufacturer which leases machines or participates in revenues from proprietary games is in direct competition with us. Furthermore, direct competitors will offer specialty, niche or novelty games. In some cases they will even offer outright purchases for specialty games at a premium price. Both of these strategies will compete directly with us. We compete for floor space with Anchor Gaming, Alliance Gaming, WMS Industries, International Game Technology, Casino Data Systems, Shuffle Master and AC Coin & Slot Company.

     Table Games - In the proprietary table game market, we are the premier designer, manufacturer and distributor of proprietary progressive jackpot table games, and we believe our patents significantly limit the development of competing table games with progressive or electronically enhanced side-bet features. The only significant competitor in proprietary table games is Shuffle Master, which markets the Let It Ride(TM) and Three Card Poker(TM) games.

     Gaming Products:

     Signs - We believe that we are the leading worldwide manufacturer of interior casino signs and the dominant competitor in this specialized market.
We are recognized as the industry leader in technology integration, artistic concepts, library of designs, design staff, distribution network and structural design, all of which are essential to the more complex thematic signage found in the new mega-casinos. These factors, in the aggregate, create significant obstacles to entry by new competitors. Competitors in the interior sign business include Young Electric Sign Company, B&D Signs, DID Signs and AC Coin & Slot Company.

     Other Gaming Products - In the electronics, bonusing and control systems market, we believe that our components for progressive jackpot systems have the highest market share and name recognition in the industry. The primary competitors for our progressive jackpot system components are Casino Data Systems and Acres Gaming. See Item 3 - Legal Proceedings. Although International Game Technology currently uses the controllers and software it manufactures solely in connection with its own proprietary gaming machines, International Game Technology may in the future commence sales of these components to other gaming machine manufacturers and casino operators. In the placement of progressive jackpot bonusing systems, we compete with Acres Gaming, and the major gaming machine manufacturers who have developed their own proprietary gaming products that incorporate progressive jackpot bonusing systems into their games.

     Our CasinoLink(R) system competes against systems from Alliance Gaming, Acres Gaming, Casino Data Systems, International Game Technology and, to a lesser extent, Gaming Systems International. This market is highly competitive. Pricing, product features and functions, accuracy and reliability are key factors in determining a provider's success in selling its system. Because of the high initial costs of installing a computerized monitoring system, customers for such systems generally do not change suppliers once they have installed such a system.

     Our TableLink(R) technology is unique in its ability to automatically capture and record exact wagering information in real-time. This information includes the exact amount wagered, a critical element that gaming operators traditionally have had great difficulty in ascertaining and confirming. We believe that no other system currently in the market has the ability to identify and record all wagers placed, all cards dealt and the results of each hand played. Prior to the introduction of the TableLink(R) technology, casinos could only estimate amounts wagered. We hold exclusive worldwide rights to this system. Patents protecting the system and several of its unique features have been issued to us in the U.S. as well as several foreign jurisdictions and additional applications are pending. We expect such patents to serve as a significant barrier to entry for potential competitors.

Manufacturing

     Our several production facilities are primarily manufacturing, assembly and subassembly operations. Most manufacturing relates to the interior sign business, but we also assemble exterior signs, electronic displays and controllers and proprietary games. We routinely contract with outside vendors for assembly services to keep idle production capacity to a minimum and maintain a constant level of employment. A computerized material requirements planning system is used to schedule production and to ensure that inventory levels are adequate to meet customer demand.

     To increase efficiency and quality, we utilize advanced technologies (such as the Mazak laser cutter and FMS automated cutting system) in the manufacturing process at our Hurricane, Utah manufacturing facility.

     The table below lists our manufacturing, administrative, engineering and service facilities as at December 31, 2000.


                                                                        Area             Owned/
                      Location/Activity                              (Sq. Ft.)           Leased
                      -----------------                              ---------           -------

Las Vegas, NV - Corporate Administration                                 86,515          Leased
Las Vegas, NV - Interior Signs - Manufacturing                           47,350          Owned
Las Vegas, NV - Exterior Signs - Manufacturing                           45,976          Leased
Las Vegas, NV - Games and Electronics - Manufacturing                    85,638          Leased
Las Vegas, NV - Engineering and Service - Manufacturing                  30,500          Leased
Las Vegas, NV - Slot Glass                                               17,225          Leased
Reno, NV - Administration/Service                                         8,575          Leased
Gulfport, MS - Manufacturing, Service and Sales                          28,000          Leased
Hurricane, UT - Manufacturing                                            79,230          Leased
Lake Charles, LA - Service                                                5,100          Leased
Ft. Lauderdale, FL - Service and Sales                                    6,000          Leased
Golden, CO - Service                                                      1,500          Leased
Egg Harbor, NJ - Service and Sales                                        2,800          Leased
Pleasantville, NJ - Manufacturing and Service                             7,000          Leased
Amsterdam, The Netherlands - Manufacturing, Service
   and Sales                                                             20,000          Leased
Lima, Peru - Manufacturing, Service and Sales                            35,674          Leased
                                                                     ----------
                                                                        507,083
                                                                     ==========

  Most of the components and raw materials we use in our products are available from many sources. Many suppliers can assemble our progressive jackpot products. Accordingly, we are not dependent in any significant way upon any single supplier or vendor. However, we are dependent on Sigma Games for the manufacture of the platform from which our Yahtzee(R) and Battleship(R) slot machines are built.

Marketing and Distribution

     We maintain facilities to sell and service our products to markets throughout the world. In addition to the Las Vegas corporate headquarters, we have regional sales offices in Reno, Nevada; Ft. Lauderdale, Florida; Egg Harbor, New Jersey; Golden, Colorado; Gulfport, Mississippi; Amsterdam, the Netherlands; Buenos Aires, Argentina and Lima, Peru.

     Historically, our marketing efforts have been domestically focused, as measured by the percentage of sales to customers in the U.S. However, since 1994 we have broadened our distribution capabilities to better serve international markets, take advantage of growth opportunities and correspondingly reduce our dependence on domestic casino operators and gaming machine manufacturers. We expect to continue this strategy as more international jurisdictions legalize gaming.

     We and our distributors service our progressive jackpot products. We, a subcontractor or the customer typically services our interior signs. We perform maintenance on exterior lighting and signs, typically under multi-year contracts, and provide limited warranties on most of our products.

Research and Development

     During the years ended December 31, 2000, 1999 and 1998, we expended approximately $5.2 million, $6.0 million and $5.5 million, respectively, on research and development activities.

     As previously noted, the casino gaming industry is intensely competitive, causing casinos to constantly seek out, evaluate and introduce new and upgraded gaming products in an effort to attract and retain gaming customers. An important part of our strategy is to provide our casino customers with new and upgraded products, games and services that enhance their revenue stream and facilitate operating efficiencies. Our current emphasis in research and development is the development of new games and gaming machines.

Employees

     As of March 23, 2001, we had 711 employees worldwide, excluding the Australian operation, of whom approximately 301 were in manufacturing, 74 in sales and distribution, 38 in art/CAD design, 138 in installation and service, 44 in research and development and 116 in administration. Of that total, 100 were in management. A total of 60 of our employees, all of whom are employed in our exterior signs operations in Las Vegas and Atlantic City, are represented by unions. We believe that we enjoy good relationships with our employees.

Backlog

     As of December 31, 2000, 1999, and 1998, we had backlogs of orders, believed to be firm, of $21.5 million, $16.8 million and $22.0 million, respectively. Orders in the backlog at December 31st typically are filled within 120 days.

Government Regulation

     Overview

     We are subject to regulation by authorities in most jurisdictions in which our products are sold or used by persons or entities licensed to conduct gaming activities. Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, findings of suitability and/or other required approvals with respect to Mikohn, our personnel and our products is time-consuming and expensive.

     Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke authorizations on any basis they deem reasonable. Although our experience is excellent, Mikohn, our products or our personnel may be unable to obtain or maintain necessary authorizations.

     We, either directly or through our subsidiaries, have authorizations that enable us to conduct our business in numerous jurisdictions, subject in each case to the conditions of the particular authorization. These conditions may include limitations as to the type of game or product we may sell or lease, as well as limitations on the type of facility (such as riverboats) and the territory within which we may operate (such as tribal nations). Jurisdictions in which we (together with our subsidiaries, and specific personnel where required) have authorizations with respect to some or all of our products and activities include Nevada, South Dakota, Mississippi, Iowa, Missouri, Oregon, Louisiana, Colorado, Illinois, Washington, Arizona, Connecticut, Montana, New Jersey, North Carolina, North Dakota, New Mexico, Kansas, Minnesota, Indiana, Michigan, New York, Wisconsin, California; the Canadian provinces of Alberta, Manitoba, Nova Scotia, Quebec, Saskatchewan, British Columbia and Ontario; the Australian provinces of New South Wales, Victoria, Queensland, Northern Territory, Western Australia and Australia Capital Territories and Tasmania; New Zealand; Mpumalanga, South Africa and Greece.

     We have a provisional license in Puerto Rico, which permits us to transact our business pending completion of the license application process.

     Certain Indian tribes throughout the United States that have compacts with the states in which their tribal dominions are located, operate or propose to operate casinos, and these tribes may require suppliers of gaming and gaming-related equipment to obtain authorizations. We have worked and will continue to work with these tribes to obtain the necessary authorizations.

     Gaming Devices and Equipment

     We sell or lease products which are considered to be "gaming devices" and/or "gaming equipment" in jurisdictions in which gaming has been legalized. Although regulations vary among jurisdictions, each jurisdiction requires various licenses, approvals or permits to be held by companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment.

     Associated Equipment

     Some of our products fall within the general classification of "associated equipment." "Associated equipment" is equipment that is not classified as a "gaming device," but which has an integral relationship to the conduct of licensed gaming. Regulatory authorities in some jurisdictions have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrently with the use of associated equipment. In other jurisdictions, associated equipment must be approved by the regulatory authorities in advance of its use at licensed locations. We have obtained approval of our associated equipment in each jurisdiction that requires such approval and in which our products that are classified as associated equipment are sold or used.

     Regulation of Stockholders

     In most jurisdictions, any beneficial owner of our voting securities may, at the discretion of the gaming regulatory authorities, be required to file an application for a license, finding of suitability or other approval, and in the process to subject himself or herself to an investigation by those authorities. The gaming laws and regulations of substantially all jurisdictions require beneficial owners of more than 5% of our outstanding voting securities to file certain reports, and may require our directors and executive officers to undergo investigation for licensing and/or findings of suitability.

     Regulation and Licensing - Nevada

       Gaming

     The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacturing and distribution of associated equipment for use in Nevada, and the operation of slot machine routes and inter-casino linked systems in Nevada are subject to (i) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act") and (ii) various local ordinances and regulations. These activities are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and various local, city and county regulatory agencies (collectively referred to as the "Nevada Gaming Authorities").

  The laws, regulations and supervisory practices of the Nevada Gaming Authorities are based upon declarations of public policy with the following objectives:

     . preventing any involvement, direct or indirect, of any unsavory or unsuitable persons in gaming or the manufacture or distribution of gaming devices at any time or in any capacity;
     . strictly regulating all persons, locations, practices and activities related to the operation of licensed gaming establishments and the manufacturing or distribution of gaming devices and equipment;
     . establishing and maintaining responsible accounting practices and procedures;
     . maintaining effective controls over the financial practices of licensees (including requirements covering minimum procedures for internal fiscal controls and safeguarding assets and revenues, reliable recordkeeping and periodic reports to be filed with the Nevada Gaming Authorities);
     . preventing cheating and fraudulent practices and . providing and monitoring sources of state and local revenue based on taxation and licensing fees.

     Changes in such laws, regulations and procedures, depending upon their nature, could have an adverse effect on our operations.

     We are registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and have been found to be suitable to own the stock of Mikohn Nevada which is licensed as a manufacturer and distributor of gaming devices, and as an operator of a slot machine route. Mikohn and Mikohn Nevada have obtained from the Nevada Gaming Authorities the various authorizations they require to engage in Nevada in manufacturing, distribution, slot route operations and inter-casino linked system activities consisting of slot machines. The regulatory requirements set forth below apply to Mikohn as a Registered Corporation and to Mikohn Nevada as a manufacturer, distributor and operator of a slot machine route.

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

     As a Registered Corporation, Mikohn is periodically required to submit detailed financial and operating reports to the Nevada Commission and furnish any other information the Nevada Commission may require. No person may become a stockholder of or receive any percentage of profits from Mikohn Nevada without first obtaining authorizations from the Nevada Gaming Authorities.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Mikohn or Mikohn Nevada in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Mikohn Nevada are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Mikohn who are actively and directly involved in gaming activities of Mikohn Nevada may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing. Both require submission of detailed personal and financial information, which is followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have the power to disapprove a change in corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Mikohn or Mikohn Nevada, we would have to sever all relationships with that person. In addition, the Nevada Commission may require Mikohn or Mikohn Nevada to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     Mikohn and Mikohn Nevada are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Mikohn Nevada also are required to be reported to or approved by the Nevada Commission.

     Should Mikohn Nevada be found to have violated the Nevada Act, the licenses it holds could be limited, conditioned, suspended or revoked. In addition, Mikohn Nevada, Mikohn and the persons involved could be required to pay substantial fines, at the discretion of the Nevada Commission, for each separate violation of the Nevada Act. Limitation, conditioning or suspension of any license held by Mikohn Nevada could (and revocation of any license would) materially adversely affect our manufacturing, distribution and slot route operations.

     Regulation of Security Holders

  Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of our voting securities determined if the Nevada Commission finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

  The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. It also requires beneficial owners of more than 10% of a Registered Corporation's voting securities to apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only.

  An institutional investor is deemed to hold voting securities for investment purposes if the voting securities were acquired and are held in the ordinary course of its business as an institutional investor and were not acquired and are not held for the purpose of causing, directly or indirectly, (i) the election of a majority of the members of the board of directors of the Registered Corporation; (ii) any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations or those of any of its gaming affiliates or (iii) any other action that the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include
(i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations and (iii) other activities the Nevada Commission may determine to be consistent with investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

  Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder of a Registered Corporation found unsuitable and who holds, directly or indirectly, any beneficial ownership in the voting securities beyond such period of time as the Nevada Commission may specify for filing any required application may be guilty of a criminal offense. Moreover, the Registered Corporation will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Registered Corporation, it (i) pays that person any dividend on its voting securities; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities ownership; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts (including, if necessary, the immediate purchase of said voting securities for cash at fair market value) to require such unsuitable person to completely divest all voting securities held.

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

  Mikohn and Mikohn Nevada are required to maintain in Nevada a current stock ledger that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record owner may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record owner unsuitable.

  We also are required to render maximum assistance in determining the identity of the beneficial owners of our securities. The Nevada Commission has the power to require us to imprint our stock certificates with a legend stating that the securities are subject to the Nevada Act. To date, the Nevada Commission has imposed no such requirement on us.

  We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merit of the offered securities, and any representation to the contrary is unlawful.

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

  License fees and taxes, computed in various ways depending on the type of gaming or activity involved, must be paid to the State of Nevada and to the counties and cities in which gaming operations are conducted. These fees and taxes, depending upon their nature, are payable monthly, quarterly or annually and are based upon either a percentage of the gross revenues received or the number of gaming devices operated. Annual fees are also payable to the State of Nevada for renewal of licenses as an operator of a slot machine route, manufacturer and/or distributor.

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

  Other Jurisdictions

  All other jurisdictions that have legalized gaming require various licenses, permits and approvals for manufacturers and distributors of gaming devices and equipment. In general, such requirements involve restrictions similar to those of Nevada.

  Federal Regulation

  The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices, and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. We have registered and must renew our registration annually. In addition, various recordkeeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

  Application of Future or Additional Regulatory Requirements

  In the future, we intend to seek the necessary licenses, approvals and findings of suitability for Mikohn, our products and our personnel in other jurisdictions throughout the world where significant sales are expected to be made. However, we may be unable to obtain these licenses, approvals or findings of suitability, which if obtained may be revoked, suspended or unsuitably conditioned. In addition, we may be unable to timely obtain the necessary approvals for our future products as they are developed, or at all. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary license or finding of suitability, we may be prohibited from selling our products for use in that jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.

Item 2.  Properties

The properties owned and leased as of December 31, 2000 are listed in detail in the table under Item 1 - Business - Manufacturing, above. In Nevada, we lease nine facilities, seven of which we occupy. These leases expire over various periods through the end of 2017. We own the Las Vegas interior sign manufacturing facility and lease all other facilities.

  We lease sales, service and/or support offices and other facilities in Colorado, Florida, Mississippi, Missouri, New Jersey and Utah. These leases expire on various dates through 2015.


Item 3.  Legal Proceedings

  We are involved in routine litigation, including bankruptcies of debtors, collection efforts, disputes with former employees and other matters in the ordinary course of our business operations. We know of no matter, pending or threatened, that will or might have a material adverse effect on our business or operations including those noted below.

  We are a plaintiff in a suit entitled Mikohn Gaming Corporation v. Acres Gaming, Inc., Case No. CV-S-97-1383-EJW, pending in the United States District Court for the District of Nevada. This action was filed October 2, 1997 seeking, among other things, a declaratory judgment that our MoneyTime(TM) system did not infringe a patent issued to Acres Gaming in August 1997. Subsequent to the filing of this action, three additional patents were issued to Acres Gaming. As each patent issued, Acres Gaming brought a separate suit against Mikohn for patent infringement. All three suits were ultimately consolidated with the first action. The consolidated action went to trial before a jury on March 14, 2001. On March 27, 2001, the jury returned a verdict finding that the MoneyTime(TM) system infringed two of the four patents and awarding Acres Gaming damages of $1.5 million. We intend to vigorously pursue post-trial motions to overturn the jury verdict and, if necessary, to appeal to the Federal Circuit Court of Appeals.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters

  Our common stock trades on the NASDAQ National Market System under the symbol "MIKN". The following table sets forth the range of high and low sales prices per share by quarter for our common stock.


                                                     High           Low
                                                 -------------  -----------
2000
----
   First Quarter                                        $8.500       $4.750
   Second Quarter                                        7.938        5.375
   Third Quarter                                         9.125        6.125
   Fourth Quarter                                        6.938        2.688

1999
----

   First Quarter                                        $4.500       $2.875
   Second Quarter                                        4.063        2.750
   Third Quarter                                         4.875        3.563
   Fourth Quarter                                        5.750        3.875

  We believe there were approximately 2,500 beneficial owners of our common stock as of March 15, 2001. The approximate number of beneficial owners as of that date was reached by estimating the number of holders whose stock is held for them in street name by brokerage houses, by trusts and other nominees and by participants in a clearing agency. On March 15, 2001, we had 261 holders of record of our common stock.

  We have never paid dividends nor do we have any plans to pay dividends in the future. At present we intend to retain all future earnings for use in the development of our business. The $86.0 million Credit Agreement dated September 2, 1998, between us, First Source Financial LLP, as agent, and a lending consortium expressly prohibits the payment of cash dividends.

Item 6.  Selected Financial Data

  The table below sets forth a summary of selected financial data for Mikohn for the five years ended December 31st (in thousands except for per share amounts):

                                                 2000          1999          1998         1997         1996
                                               --------      --------      --------      -------      -------
Statement of Operations Data:
   Net sales                                   $100,766      $106,884      $ 99,032      $98,548      $91,402
   Cost of sales                                 51,467        54,846        60,163       61,200       59,647
                                               --------      --------      --------      -------      -------
   Gross profit                                  49,299        52,038        38,869       37,348       31,755

   Selling, general and administrative
      expenses                                   47,781        41,966        38,982       31,073       29,190
   Write-off of assets and other                 13,049         1,352         4,493
                                               --------      --------      --------      -------      -------
   Operating income (loss)                      (11,531)        8,720        (4,606)       6,275        2,565

   Interest expense                             (10,516)       (8,850)       (5,115)      (2,555)      (1,934)
   Other income and expense                         (58)          720           112           11          410
                                               --------      --------      --------      -------      -------
   Income (loss) before income taxes            (22,105)          590        (9,609)       3,731        1,041

   Income tax (provision) benefit                     -           342         3,335       (1,357)        (429)
                                               --------      --------      --------      -------      -------
   Income (loss) before
      extraordinary item                        (22,105)          932        (6,274)       2,374          612

   Extraordinary loss (net of taxes)                                         (1,752)
                                               --------      --------      --------      -------      -------
   Net income (loss)                           $(22,105)     $    932      $ (8,026)     $ 2,374      $   612
                                               ========      ========      ========      =======      =======

Weighted average common shares
   outstanding:
   Basic                                         10,968        10,720        10,527        9,952        9,847
                                               ========      ========      ========      =======      =======
   Diluted                                       10,968        10,784        10,527       10,057       10,070
                                               ========      ========      ========      =======      =======

Income (loss) from continuing operations
 before extraordinary loss per common
 share:
   Basic                                       $  (2.02)     $   0.09      $  (0.60)     $  0.24      $  0.06
                                               ========      ========      ========      =======      =======
   Diluted                                     $  (2.02)     $   0.09      $  (0.60)     $  0.24      $  0.06
                                               ========      ========      ========      =======      =======

Net income (loss) per common share:
   Basic                                       $  (2.02)     $   0.09      $  (0.76)     $  0.24      $  0.06
                                               ========      ========      ========      =======      =======
   Diluted                                     $  (2.02)     $   0.09      $  (0.76)     $  0.24      $  0.06
                                               ========      ========      ========      =======      =======

Balance Sheet Data:
   Total assets                                $166,746      $178,295      $167,841      $97,588      $90,453
                                               ========      ========      ========      =======      =======
   Total debt / obligations                    $113,488      $108,221      $101,612      $30,226      $22,719
                                               ========      ========      ========      =======      =======
   Stockholders' equity                        $ 29,205      $ 48,116      $ 46,727      $52,570      $50,144
                                               ========      ========      ========      =======      =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


BACKGROUND INFORMATION

  In 1998, in order to further our goal of creating a gaming operations segment to generate growing recurring revenues and high profit margins, we acquired the rights to Caribbean Stud(R), the most popular proprietary table game in the world, and licensed from Hasbro, Inc. the rights to develop slot machines and table games under the Yahtzee(R) brand and slot machines under the Battleship(R) brand. During 2000, we introduced the video slot machine version of Yahtzee(R) and Battleship(R), and installed a total of 1,800 of these games, with an order backlog of 900 games at year-end. Daily revenue from slot operations increased from an annualized rate of $5.0 million at the beginning of the year to an annualized rate of $23.3 million at the end of the year. Slot operations revenues increased by 144% on a year-to-year comparison. As a result, the gaming operations segment surpassed all other product lines in contribution to gross profit. For the year, gaming operations generated approximately 35% of revenues, as compared with 24% for 1999. This trend is expected to continue throughout 2001 as the backlog is installed, the continuing demand for our Yahtzee(R) and Battleship(R) games is fulfilled and our new games Ripley's Believe It or Not!(R) and Clue(R) are introduced. Also, we expect that the net revenues per machine per day will increase as a greater percentage of our machines are placed under higher paying, fixed-rental leases as compared to participation leases in competitive markets such as Nevada.


ECONOMICS OF GAMING OPERATIONS LEASES

  Slot machines and table games are leased to casino operators. Slot machines are leased for a daily lease rate or are placed pursuant to a participation lease where we receive a portion of the daily win from the casino operation. Table games are leased at a monthly lease rate. Slot machines cost approximately $9,000 to $10,000 per unit including the signage that is usually placed with the slot machine. For 2000, slot machine revenues per unit averaged $9,232 after payment of royalties. Table games cost approximately $6,000 per unit and the average revenue for 2000 was $14,856 per unit. Gross margins for slot machine leases were 74.9% in 2000, and gross margins for table game products were 93.3%, with a resulting aggregate gaming operations gross margin of 85.8%. As the installed base of slot machines and table games increases, the resulting annualized run-rates of recurring revenues and operating profits from these leases will continue to increase. For example, the slot machines on lease at the end of the fourth quarter of 1999 totaled 878 and the slot machine lease revenues for the fourth quarter of 1999 were $1.4 million. In the fourth quarter of 2000, slot revenues were $5.0 million on an average installed base of 2,239 machines. At the end of the fourth quarter of 2000, 2,486 slot machines were installed. If all of these slot machines had been installed on January 1, 2000, based on our average daily revenues per machine in 2000, our annual slot lease revenues for 2000 would have been $23.3 million, an increase of $8.5 million from the actual $14.8 million in slot lease revenues for 2000. At this increased year-end revenue run-rate, our gaming operations operating profits would have increased by $2.0 million based on the operating profit margin for our slot operations in 2000. We expect to continue to increase our base of slot machines during 2001.


REPOSITIONING AND OTHER CHARGES

  As a result of the significant improvement in our gaming operations, we undertook a major strategic repositioning initiative at the end of 2000. The growing demand for our proprietary slot machines placed significant capital demands on our limited capital resources. In order to maximize the capital and marketing resources allocated to our higher return gaming operations, we had to redirect resources from our lower return gaming products and some older products in the gaming operations segment. The financial impact from this strategic repositioning initiative includes $9.8 million of asset write-offs related to product lines to be phased-out (or the further development of which has been deferred). Also included in the write-off of assets and other are $3.2 million in costs of a patent infringement suit initiated in 1997. During 2000 we made provisions for uncollectible receivables and slow-moving and obsolete inventories of $9.4 million, which is substantially higher than the normal historical provisions for these items. Of the $9.4 million, $3.3 million in charges were included in the write-off of assets and other, described above. The balance of $6.1 million compares to the average of our provisions for bad debts and slow-moving and obsolete inventories in 1999 and 1998 of $2.6 million. The increases in these provisions relate to the strategic repositioning initiative, changing economic conditions and changing customer credit circumstances. See Note 3 - Accounts Receivable and Note 5 - Inventories in the Notes to Consolidated Financial Statements.


GENERAL

  Concurrent with the repositioning, we began to review our results based on two business segments. Gaming operations include the results from gaming equipment leases for slot machines and table games. Gaming products include the products that we sell primarily to casino operators. These products include interior and exterior signage, slot glass, keno products, slot machines, slot machine and table game systems products, and electronic merchandising products. This method of reporting segment information is consistent with other major companies in our industry.

  As we have realigned the reporting of our business units, certain items of prior-year revenues and expenses have been reclassified to follow our current reporting practice. All amounts (including dollar amounts and number of shares) reported in this section (from this point forward) are expressed in thousands and are rounded to the nearest thousand unless otherwise stated. However, numbers of units are expressed in whole amounts. All percentages reported are based on those rounded numbers. See Note 19 - Segment Reporting in the Notes to Consolidated Financial Statements.


RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

REVENUES

                                                                                            Change
                                                                                ----------------------------
                                                2000               1999            Amount              %                Comment
                                              --------           --------       ------------       ----------       ---------------
Business segment:
-----------------
   Gaming operations                          $ 34,796           $ 25,256           $  9,540             37.8%             1
   Gaming products                              65,970             81,628            (15,658)           -19.2%             2
                                              --------           --------           --------

      Total                                   $100,766           $106,884           $ (6,118)            -5.7%
                                              ========           ========           ========

Percentage of total revenues:
   Gaming operations                              34.5%              23.6%


                                                                                            Change
                                                                                           -------
                                                  2000               1999          Amount              %                Comment
                                              --------           --------       ------------       ----------       ---------------

   Gaming products                                65.5%              76.4%
                                              --------           --------

      Total                                      100.0%             100.0%
                                              ========           ========

1. Gaming operations revenues in 2000 increased by $9,540 or 37.8% from $25,256 in 1999 to $34,796 in 2000, which was due to: (i) an increase in recurring revenues from leased slot machines of $8,764 attributable to the addition during the year of 1,800 branded units placed in operation and (ii) an increase of $776 reflecting a 2.8% increase in the number of table games on lease and slightly higher revenues per game. Sales of license rights related to our table game products of $2,587 in 2000 and $2,750 in 1999 are included in gaming operations revenues.

2. Gaming products revenues in 2000 decreased by $15,658 or 19.2% from $81,628 in 1999 to $65,970 in 2000, which was primarily due to: (i) a decrease of $7,650 representing the 1999 revenues of our former Australian subsidiary which could not be consolidated in 2000 due to the divestiture of a 50% interest at the end of 1999 and our share of the loss experienced by the Australian affiliate in 2000, which amounted to $215, (ii) a decrease of $5,183 in systems revenues due to a large system sale in Canada during 1999 that was not matched in 2000 by a comparable sale and (iii) a decrease of $2,949 in revenues from European operations.


OPERATING INCOME

                                                                                              Change
                                                                                 --------------------------------
                                                2000                1999            Amount               %           Comment
                                              --------            --------       ------------       ---------      -------------
Business segment:
----------------
   Gaming operations                          $ 16,203            $ 11,660         $   4,543            39.0%          1
   Gaming products                                (759)             10,678          ( 11,437)         -107.1%          2
                                              --------            --------         ---------
      Total segment
         operating income                       15,444              22,338           ( 6,894)          -30.9%

   Write-off of assets and
      other                                    (13,049)             (1,352)          (11,697)          865.2%        1 and 3
   Corporate expenses                          (13,926)            (12,266)          ( 1,660)           13.5%          4
                                              --------            --------         ---------

      Total operating income (loss)           $(11,531)           $  8,720         $ (20,251)         -232.2%
                                              ========            ========         =========

Depreciation and Amortization
-----------------------------
   (included above):
   -----------------
   Gaming operations                          $  6,346            $  4,832         $   1,514            31.3%          5
   Gaming products                               1,592               2,030              (438)          -21.6%          5
   Corporate                                     3,179               2,487               692            27.8%          5
                                              --------            --------         ---------
      Total depreciation and
         amortization                         $ 11,117            $  9,349         $   1,768            18.9%          5
                                              ========            ========         =========

1. Gaming operations operating income in 2000 increased by $4,543 or 39.0% from $11,660 in 1999 to $16,203 in 2000, which was primarily due to the 145.6% increase in gross profits from leased slot machines attributable to the substantial increase in the installed base, as 1,800 new branded slot machines were placed in service in 2000. Equipment rental expense of $547 in 2000, related to slot machine operating leases, was included in gaming operations operating expenses. Gaming operations expense for 2000 included $347 in bad debt expense. We wrote-off unutilized assets with respect to two of the older slot lease products during 2000. See Note 10 - Write-Off of Assets and Other and Extraordinary Item in the Notes to Consolidated Financial Statements. These charges, of which $2,938 related to the Flip-It(TM) games and $2,347 related to the Mikohn Classic(TM) slot line assets, were included in the write-off of assets and other in the Consolidated Statements of Operations and therefore are excluded from the gaming operations segment operating profits. See Note 3 below. During 2000, total revenues from these two product lines were $1,145 and the corresponding aggregate operating loss was $662. The charges related to the Flip-It(TM) games were for unutilized assets but did not include charges related to Flip-It(TM) units on lease.

2. Gaming products operating income in 2000 decreased by $11,437 or 107.1% from $10,678 in 1999 to $(759) in 2000, which was primarily due to the $15,658 decrease in gaming product revenues, thus the primary reason for a decrease in gaming product gross profit margin of $9,604. Gross profit margins decreased to 29.5% from 35.6% in 1999. The margin reduction reflects lower margins for the exterior sign business, resulting from a $1,231 reduction in gross profit due primarily to startup costs related to a new LED product. The Gulfport, Mississippi, interior sign factory also had lower margins prior to the phase-out of that manufacturing facility, which reduced gross profit by $756. Included in the lower operating profit are the effects of $2,108 in inventory charges and $3,687 in reserves for bad debts which we believe are higher than the historical amounts of inventory and bad debt reserves and charges. This increase relates to the strategic repositioning initiative, changing economic conditions and changing customer credit circumstances. A summary of the major cost impacts described above for the gaming products segment for 2000 is as follows:

                                Description                                        Amount
                                -----------                                      -----------
    Lower exterior sign gross margins due primarily to the LED
       startup costs                                                                   $1,231
    Lower margins in the Gulfport, Mississippi  interior sign
       facility prior to phasing out production                                           756
    Inventory reserves                                                                  2,108
    Bad debt expenses                                                                   3,687
                                                                                 ------------
                                                                                       $7,782
                                                                                 ============

3. As a result of our increased focus on our gaming operations and branded slot machines following the review conducted as part of our strategic repositioning initiative, we determined that certain of our older non-branded slot machine games, surveillance assets and prepaid royalties related to a licensing agreement had balance sheet values in excess of their present realizable value. This resulted in charges to revalue assets related to two older slot product lines of $5,285, surveillance assets of $1,064 and prepaid royalties of $3,356. In addition, we accounted for the effects of an adverse decision in a patent suit on March 27, 2001 resulting in a charge to operation of $3,200. See Note 1 above and Note 10 - Write-Off of Assets and Other and Extraordinary Item in the Notes to Consolidated Financial Statements.

4. Corporate expenses in 2000 increased by $1,660 or 13.5% from $12,266 in 1999 to $13,926 in 2000, which was primarily due to including the costs related to two major trade shows in the current year resulting in an increase of $546. We also had non-cash charges related to stock options of $210 and professional services related to the restated financial statements of $397. Corporate depreciation and amortization also increased $692. See Note 5 below.

5. Depreciation and amortization in 2000 increased by $1,768 or 18.9% from $9,349 in 1999 to $11,117 in 2000. Gaming operations depreciation and amortization increased by $1,514 or

    31.3% to $6,346 due to additional slot games that were placed in service. Gaming products depreciation and amortization decreased $438 or 21.6% due to the removal of a leased exterior sign that was being depreciated. Corporate depreciation and amortization increased due to new investments for patents, licenses, software development and related warrants.


INTEREST EXPENSE

    Interest expense in 2000 increased by $1,666 or 18.8% from $8,850 in 1999 to $10,516 in 2000. The increase was due to increases in the interest rate on our variable rate loans reflecting changes in the market interest rate as well as an amendment to the Amended and Restated Credit Agreement that resulted in a 0.5% interest rate increase. The average interest rate, which includes amortization of loan costs, on the average amount of all outstanding debt for 2000 was 11.9%, as compared to 9.2% for 1999. See Note 11 - Long-Term Debt in the Notes to Consolidated Financial Statements.


OTHER INCOME AND (EXPENSE)

    Other income and expense excluding interest income in 2000 was a net expense increase of $1,001, from a net other income of $355 in 1999 to a net other
expense of $646 in 2000.   The difference was due primarily to a gain on the
sale of real estate in 1999 as well as to various tax and miscellaneous expenses in 2000.

    Interest income in 2000 increased by $223 or 61.1% from $365 in 1999, to $588 in 2000. The increase was primarily due to interest received related to a license agreement as well as interest from our non-consolidated Australian affiliate.


INCOME TAXES

    In 2000, we did not recognize an income tax benefit on the net loss of $22,105, as compared to 1999 when we recognized a tax benefit of $342. We believe we will recognize the tax benefit on this loss as we earn income on a going-forward basis.


EARNINGS (LOSS) PER SHARE

    Both basic and diluted loss per share for 2000 were $2.02 on basic and diluted weighted average common shares outstanding of 10,968. Both basic and diluted earnings per share for 1999 were $0.09 on basic and diluted weighted average common shares outstanding of 10,720 and 10,784, respectively.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

REVENUES

                                                                                             Change
                                                                                 ------------------------------
                                            1999                 1998               Amount               %               Comment
                                       --------------      ----------------      -------------      -----------      ---------------
Business segment:
----------------
   Gaming operations                        $ 25,256               $11,620            $13,636            117.3%             1
   Gaming products                            81,628                87,412             (5,784)            -6.6%             2
                                       --------------      ----------------      -------------

      Total                                 $106,884               $99,032            $ 7,852              7.9%
                                       ==============      ================      =============
Percentage of total revenues:
   Gaming operations                            23.6%                 11.7%
   Gaming products                              76.4%                 88.3%
                                       --------------      ----------------

      Total                                    100.0%                100.0%
                                       ==============      ================

1. Gaming operations revenues increased by $13,636 or 117.3% from $11,620 in 1998 to $25,256 in 1999, which was primarily due to: (i) a $9,230 increase in table game revenues due to a full year of operations for the table games acquired in connection with the September 2, 1998 acquisition of Progressive Games, Inc. and its distributors, versus four months of such operations in 1998, (ii) a $2,750 gain resulting from the sale of certain intellectual property rights and (iii) increased revenues from slot game operations of $1,656 attributable to the additions to the installed base of MoneyTime(TM) and Yahtzee(R) slot machines.

2. Gaming products revenues in 1999 decreased by $5,784 or 6.6% from $87,412 in 1998 to $81,628 in 1999, which was primarily due to: (i) a $3,438 reduction in revenues from the exterior signs division, (ii) a $3,414 reduction in revenues from sales of electronic parts and (iii) a $2,831 reduction in revenues from sales of slot machines. These lower results were partially offset by higher revenues from our Australian subsidiary of $1,619 and increased systems revenues of $1,440.

OPERATING INCOME

                                                                                            Change
                                                                                ------------------------------
                                            1999                 1998              Amount               %               Comment
                                       ---------------      --------------      -------------      -----------      ---------------
Business segment:
----------------
   Gaming operations                         $ 11,660            $  2,807            $ 8,853            315.4%             1
   Gaming products                             10,678               9,137              1,541             16.9%             2
                                       ---------------      --------------      -------------
      Total segment operating
         income                                22,338              11,944             10,394             87.0%

   Write-off of assets and
      other                                    (1,352)             (4,493)             3,141            -69.9%             3
   Corporate expenses                         (12,266)            (12,057)              (209)             1.7%
                                       ---------------      --------------      -------------
         Total operating income
            (loss)                           $  8,720            $ (4,606)           $13,326           -289.3%
                                       ================     ===============     ==============


Depreciation and amortization
-----------------------------
   (included above):
   ----------------
   Gaming operations                         $  4,832            $  2,711            $ 2,121             78.2%             4
   Gaming products                              2,030               1,988                 42              2.1%             4
   Corporate                                    2,487               2,172                315             14.5%             4
                                       ---------------      --------------      -------------
         Total depreciation and
            amortization                     $  9,349            $  6,871            $ 2,478             36.1%
                                       ================     ===============     ==============

1. Gaming operations operating income in 1999 increased by $8,853 or 315.4% from $2,807 in 1998 to $11,660 in 1999, which was primarily due to an $8,043 increase in the table games unit operating income because of the inclusion of the full-year operating results of the table games acquired in the acquisition of Progressive Games, Inc. and its distributors which was completed on September 2, 1998. The operating results of the slot leases also contributed an increase of $810 in operating income due to a 37.5% increase in slot lease revenues.

2. Gaming products operating income in 1999 increased by $1,541 or 16.9% from $9,137 in 1998 to $10,678 in 1999, which was primarily due to increasing gross margins, from 32.8% in 1998 to 35.6% in 1999, despite a $5,784 decrease in revenues. This margin increase contributed $2,286 to operating income which offset the $2,059 in lower gross profits due to the lower revenues.

3. Write-off of assets and other in 1999 decreased by $3,141 or 69.9% from $4,493 in 1998 to $1,352 in 1999. During the fourth quarter of 1999, pursuant to SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, we recorded a write-off of assets of $1,352 to more accurately reflect the value of the Mikohn Classic(TM) slot machine product line. These charges included write-offs of both the investment in the product line as well as prepaid royalties associated with the product line.

4. Depreciation and amortization in 1999 increased by $2,478 or 36.1% from $6,871 in 1998 to $9,349 in 1999, which was primarily due to the full-year of depreciation and amortization related to the table games we acquired in the acquisition of Progressive Games, Inc. and its distributors and the increased number of slot machines on lease to customers.

INTEREST EXPENSE

  Interest expense in 1999 increased by $3,735 or 73.0% from $5,115 in 1998 to $8,850 in 1999, which was primarily due to the full-year effect of the increased debt associated with our debt refinancing and the acquisition of Progressive Games, Inc. on September 2, 1998. The average interest rate, which includes amortization of loan costs, on the average amount of all outstanding debt for 1999 was 9.2% as compared, which to 9.5% for 1998.


OTHER INCOME AND (EXPENSE)

  Other income and expense excluding interest income in 1999 reflected a net other income increase of $654, from a net expense of $299 in 1998 to a net other income of $355 in 1999.

  Interest income in 1999 decreased by $46 or 11.2% from $411 in 1998 to $365 in 1999. This increase was due to lower levels of contract receivables held during 1999 as compared to 1998.


INCOME TAXES

  Income taxes from continuing operations in 1999 increased as compared to 1998, from a tax benefit of $3,335 in 1998 to a tax benefit of $342 in 1999. This decrease in tax benefits is primarily due to the tax benefits associated with the non-recurring charges taken during 1998 as well as the pre-tax operating loss we experienced during the 1998 annual period, neither of which occurred during 1999. For 1999, the Company reported estimated research and development tax credits of $628, which resulted in a tax benefit.

EARNINGS (LOSS) PER SHARE

  Both basic and diluted earnings per share for 1999 were $0.09 on basic and diluted weighted average common shares outstanding of 10,720 and 10,784, respectively. For 1998, both basic and diluted losses per share were $(0.76) on basic and diluted weighted average common shares outstanding of 10,527 and 10,527, respectively.


LIQUIDITY AND CAPITAL RESOURCES

  For the year ended 2000, we had a net loss of $22,105. Net cash and cash equivalents at year end in 2000 increased by $414 from $48 in 1999 to $462 in 2000. Working capital decreased to $36,977 in 2000 from $43,427 in 1999, which was primarily due to our increase in accounts receivable collection efforts and the additional valuation reserves for inventory and bad debts. Cash was primarily used to fund purchases of gaming equipment leased to others.

  Cash provided by operating activities was $3,775 in 2000. The significant items comprising the cash provided in 2000 were a net loss of $22,105 offset by non-cash charges for depreciation, amortization, write-offs and valuation provisions of $30,064. Significant changes in operating assets and liabilities were as follows: (i) an increase in installment sales receivables of $1,752 due to the sale of the internet and video rights to certain of our table games for cash and a note and (ii) a decrease in trade accounts payable of $2,735.

  Cash used in investing activities was $3,708 in 2000. The significant items affecting cash are as follows: (i) proceeds of $11,500 were received from sale-leaseback transactions involving gaming equipment leased to others, which was offset by the cost of inventory leased to others of $20,329; (ii) proceeds of $2,875 were received from the disposal of property and equipment; (iii) proceeds of $4,418 were received from a note receivable related to the divestiture of 50% of our Australian subsidiary in 1999 and (iv) cash of $1,524 was used to purchase property and equipment.

  Cash provided by financing activities was $347 in 2000. The significant items affecting cash are as follows: (i) payments of $7,405 and $1,271 were made on long-term debt and notes payable, and capital leases, respectively, while additional borrowings totaled $4,823; (ii) proceeds of $3,000 were received from sale-leaseback transactions which were recorded as financing leases and (iii) proceeds of $1,595 were received from the issuance of common stock, arising from the exercise of employee stock options and the issuance of stock under an employee stock investment plan.

  Although the gaming operations segment of our business produces significant recurring revenues and high profit margins, particularly when compared to the gaming products segment, it is currently capital-intensive and will remain so until there has been a further build-up of the installed base of slot machines and table games generating revenues. We believe that this will occur when there are approximately 3,000 units outstanding, at which point the revenues from the units in operation should provide working capital which would be sufficient in amount to fund the capital costs of the additional units in production. The average cost of a branded slot machine, together with related signage, is approximately $10,000.00, and, of which, approximately $2,500.00, must be paid upon placement of an order to the supplier of the slot machine. On average, approximately six months elapse between the placement of the order and commencement of lease payments under lease with a casino. Proprietary table games are not capital-intensive due to their lower price of approximately $6,000.00 per unit and the substantial payment we receive upon commencement of the table game lease. The gaming products segment requires working capital, particularly for the larger projects. Although in most cases we obtain deposits totaling 50% of the project costs, the size of the balance owed and customer-directed delays in product delivery contribute to our use of working capital.

  Limitations on our capital resources have created constraints on our ability
to satisfy the demand for our branded slot games.   Furthermore, we typically
incur $1,000 to $2,000 per year in non-game lease capital expenditures. Historical cash flow from operations has not been sufficient to satisfy these capital requirements, particularly in light of the time between the incurrence of costs and the receipt of revenues. At December 31, 2000, we had exhausted our $5,000 revolving credit line, and our existing credit agreement imposes restrictions on the creation of additional indebtedness. See Note 11 - Long-Term Debt in the Notes to Consolidated Financial Statements.

  Commencing in the third quarter of 2000, we entered into an arrangement with unaffiliated financing sources for off-balance-sheet financing for slot machines. During the remainder of the year, an aggregate of $11,500 was funded, sufficient to pay the cost of 1,150 slot machines. The slot machines were then leased back to us under operating leases, which provide for rental payments aggregating $364 per month. We currently intend to continue this arrangement in order to finance production of additional slot machines without violating the covenants in our loan agreements.

  In March 2001, we reached an agreement with our senior creditors in order to cure, or obtain a waiver of, various covenants not in compliance under our principal loan agreement, which resulted from the repositioning charges, and to amend favorably certain of the financial covenants. We agreed to increase the interest rate on the affected debt by 0.5% per annum. Giving effect to this increase, as of March 31, 2001, the weighted average interest rate was 9.6%, and the outstanding principal balance was $81,900. If, by October 31, 2001, such balance continues to exceed $65,000, we will be obligated to pay to our senior creditors a $2,000 fee in four equal monthly installments of $500 each. If, as a result of a significant principal repayment, the outstanding balance is reduced to $65,000 or less, then this special fee automatically reduces to $1,200, and four equal monthly payments of $300 each. In any event, under the terms of the term loan, commencing in April 2002, principal payments must commence equal to 16.7% or $13,500, with additional payments of that amount due every six months until the debt is retired in April 2004. The $5,000 revolving credit facility must be repaid in full by October 15, 2002.

    Even though we believe that we will have sufficient working capital to satisfy our debt service obligations when due, making such payments will reduce further the funds available for capital expenditures, thereby delaying the roll-out of our branded slot machines. Accordingly, we intend to seek new financing, and we are currently considering our alternatives. Optimally, the new financing would be sufficient to retire fully the outstanding senior indebtedness and provide not less than $10,000 of new working capital to finance the cost of additional branded slot machines until cash flow from gaming operations is sufficient, based on the level of installed units, to meet future capital requirements. Alternatively, we may seek mezzanine financing, at least a substantial portion of which would have to be used to retire outstanding indebtedness. We anticipate that any financing we conclude would be debt financing. Although we would consider equity financing, through the sale of our common stock, to satisfy at least a portion of our capital needs, we do not believe that current market conditions are conducive to such an offering. Also, at current market prices, the sale of our common stock may not be in the best interests of our stockholders. There can be no assurances that we will be successful in concluding a debt financing sufficient in an amount to refinance fully our outstanding indebtedness and to raise the required working capital to satisfy our capital needs, or that the terms and timing of any such financing, if available, will be acceptable.


RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, and will be effective for us for the year beginning on January 1, 2001. We do not believe that SFAS No. 133 will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk


MARKET RISK

  All dollar amounts reported in this section are expressed in thousands and rounded to the nearest thousand while units are expressed in whole amounts unless otherwise stated.


Foreign Currency Risk

  There are two types of foreign currency exchange risks that a company may be subject to: transaction and translation gains or losses. Foreign currency transaction gains or losses are distinguished from translation gains or losses as follows: (i) translation adjustments do not involve the movement of cash, they are accounting conversion calculations of an existing functional currency to a reporting currency and (ii) transaction gain or losses, however, are based on an actual transaction that requires formal payment at a future point in time.

  We are subject to foreign currency exchange risk relating to the translation of the our foreign subsidiaries' asset, liability, income and expense accounts. Our foreign subsidiaries use the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the rate of exchange at the end of the period. The income and expense accounts are translated using the average rate of exchange during the period. Due to the long-term nature of the our investment in our foreign operations, 75% of our intercompany translation adjustments are reflected as a separate component in stockholders' equity, and the remaining amount is recognized in our Consolidated Statement of Operations. Although the we do not regularly incur gains or losses of specific foreign currency transactions and do not believe that these amounts would be material, these gains and losses would be reflected in our Consolidated Statement of Operations. For the year ended 2000, we did not have any forwards, options or other derivative contracts in force. We do not consider our existing foreign currency translation exposure to be material.


Interest Rate Risk

  We have exposure to the fluctuation of market interest rates on portions of our long-term debt. We have $64,666 of long-term debt and after we reached a recent agreement with our senior creditors this debt bears interest at either the prime rate plus 325 basis points or LIBOR plus 425 basis points per annum. After the recent agreement, we have $4,571 of revolving debt that will bear interest at either prime plus 275 basis points or LIBOR plus 375 basis points per annum. We periodically review our interest rate exposure on our long-term debt and, as market conditions warrant, we may enter into an interest rate cap or swap agreements in order to manage this exposure. For the year ended December 31, 2000, we did not have any agreements in force. See Note 11 - Long-Term Debt in the Notes to Consolidated Financial Statements.

Item 8.  Consolidated Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 2000, 1999 and 1998


Report of Independent Public Accountants (Arthur Andersen LLP).................................  39
Independent Auditors' Report (Deloitte & Touche LLP)...........................................  40
Consolidated Balance Sheets as of December 31, 2000 and 1999...................................  41
Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999
 and 1998......................................................................................  43
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
 December 31, 2000, 1999 and 1998..............................................................  44
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
 December 31, 2000, 1999 and 1998..............................................................  45
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999
 and 1998......................................................................................  46
Notes to Consolidated Financial Statements.....................................................  49
Quarterly Results of Operations (Unaudited)....................................................  74

  All other schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Mikohn Gaming Corporation:

We have audited the accompanying consolidated balance sheet of Mikohn Gaming Corporation and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statement of operations, comprehensive loss, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP



Las Vegas, Nevada
March 22, 2001 (except as discussed in Notes
10 and 13 as to which the date is March 27, 2001
and Note 20 as to which the date is April 5, 2001)

                          INDEPENDENT AUDITORS' REPORT


Mikohn Gaming Corporation:

  We have audited the accompanying consolidated balance sheets of Mikohn Gaming Corporation (the "Company") as of December 31, 1999, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP



Las Vegas, Nevada
February 26, 2000

                           MIKOHN GAMING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       as of December 31, 2000 and 1999


 (Amounts in thousands)                              2000                    1999
                                                   --------                --------
               ASSETS
               ------
Current assets:
   Cash and cash equivalents                        $    462                $     48
   Accounts receivable, net                           21,195                  30,447
   Notes receivable - related parties - current        2,528                   2,144
   Installment sales receivable - current              2,724                   1,030
   Inventories                                        23,882                  26,793
   Prepaid expenses                                    3,964                   4,582
   Assets held for sale                                                          781
   Deferred tax asset - current                        5,478                   1,420
                                                   ----------               ---------
      Total current assets                            60,233                  67,245

Notes receivable - related parties - noncurrent          158                     150
Installment sales receivable - noncurrent              2,906                     865
Property and equipment, net                           25,815                  25,385
Intangible assets                                     65,681                  70,097
Goodwill                                               4,145                   5,572
Other assets                                           7,250                   8,423
Net assets of business transferred under
   contractual agreement                                 558                     558
                                                   ----------               ---------

Total assets                                        $166,746                $178,295
                                                   ==========               =========

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       as of December 31, 2000 and 1999

(Amounts in thousands except per share amounts)                 2000          1999
                                                              --------      --------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
   Long-term debt and notes payable - current                  $  2,149      $  1,436
   Trade accounts payable                                         8,894        11,615
   Customer deposits                                              2,635         3,432
   Accrued and other current liabilities                          8,052         6,743
   Deferred revenue - current                                     1,075           141
   Deferred license fees - current                                  451           451
                                                              ---------     ---------
      Total current liabilities                                  23,256        23,818

Long-term debt - noncurrent                                      84,949        85,417
Deferred revenue - noncurrent                                     3,397            27
Deferred tax liability - noncurrent                              18,279        14,221
Deferred license fees - noncurrent                                1,411         1,806
Deposit on net assets transferred under
  contractual agreement                                           4,749         4,890
Other liabilities                                                 1,500
                                                              ---------     ---------
      Total liabilities                                         137,541       130,179
                                                              ---------     ---------

Commitments and contingencies (see Note 13)

Stockholders' equity:
   Preferred stock, $.10 par value, 5,000 shares
      authorized, none issued and outstanding
   Common stock, $.10 par value, 100,000 shares
     authorized, 11,087 and 10,799 shares issued
     and outstanding                                              1,109         1,080
   Additional paid-in capital                                    56,677        53,350
   Stockholders' notes receivable                                (1,023)       (1,251)
   Foreign currency translation                                    (987)         (597)
   Accumulated deficit                                          (26,343)       (4,238)
                                                              ---------     ---------
      Subtotal                                                   29,433        48,344
   Less treasury stock, 19 shares, at cost                         (228)         (228)
                                                              ---------     ---------
      Total stockholders' equity                                 29,205        48,116
                                                              ---------     ---------

Total liabilities and stockholders' equity                     $166,746      $178,295
                                                              =========     =========

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2000, 1999 and 1998


(Amounts in thousands except per share amounts)     2000                    1999                      1998
                                                  --------                --------                   -------
Revenue                                           $100,766                $106,884                   $99,032
Cost of sales                                       51,467                  54,846                    60,163
                                                  --------                --------                   -------
   Gross profit                                     49,299                  52,038                    38,869

Selling, general and administrative expenses        47,781                  41,966                    38,982
Write-off of assets and other                       13,049                   1,352                     4,493
                                                  --------                --------                   -------
   Operating income (loss)                         (11,531)                  8,720                    (4,606)

Interest expense                                   (10,516)                 (8,850)                   (5,115)
Other income and (expense)                             (58)                    720                       112
                                                  --------                --------                   -------
   Income (loss) before income tax benefit         (22,105)                    590                    (9,609)
Income tax benefit                                                             342                     3,335
                                                  --------                --------                   -------
   Income (loss) from continuing operations
      before extraordinary item                    (22,105)                    932                    (6,274)
                                                  --------                --------                   -------

Extraordinary item:
   Loss on early extinguishment of debt                                                               (2,662)
   Tax benefit                                                                                           910
                                                  --------                --------                   -------
      Extraordinary loss                                 -                       -                    (1,752)
                                                  --------                --------                   -------
Net income (loss)                                 $(22,105)               $    932                   $(8,026)
                                                  ========               =========                   =======

Weighted average common shares:
   Basic                                            10,968                  10,720                    10,527
                                                  ========               =========                   =======
   Diluted                                          10,968                  10,784                    10,527
                                                  ========                ========                   =======

Earnings per share information:
   Basic
      Income (loss) from continuing
         operations before extraordinary item     $  (2.02)               $   0.09                   $ (0.60)
      Extraordinary loss                                 -                       -                     (0.16)
                                                  --------                --------                   -------
         Net income (loss)                        $  (2.02)               $   0.09                   $ (0.76)
                                                  ========                ========                   =======

   Diluted
      Income (loss) from continuing
         operations before extraordinary item     $  (2.02)               $   0.09                   $ (0.60)
      Extraordinary loss                                 -                       -                     (0.16)
                                                  --------                --------                   -------
         Net income (loss)                        $  (2.02)               $   0.09                   $ (0.76)
                                                  ========                ========                   =======

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
             For the Years Ended December 31, 2000, 1999 and 1998


(Amounts in thousands)                           2000                  1999                  1998
                                             --------                 -----               -------
Net income (loss)                            $(22,105)                $ 932               $(8,026)

Comprehensive loss:
   Foreign currency translations losses          (390)                  (36)                 (192)
                                             --------                 -----               -------
                                             $(22,495)                $ 896               $(8,218)
                                             ========                 =====               =======

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 2000, 1999 and 1998

(Amounts in thousands)
                                                                                                                       Accumulated
                                                Common Stock          Additional     Stockholders'       Foreign         Retained
                                         -------------------------     Paid-In           Notes           Currency       Earnings /
                                            Shares         Amount       Capital        Receivable      Translation       Deficit
                                         -------------    --------    -----------    --------------    ------------    ----------
Balance, January 1, 1998                       10,265      $1,028        $50,736          $(1,453)        $  (826)      $  3,313
   Issuance of common stock                       172          17          1,263
   Stock options exercised                        176          18            734
   Employee stock purchase plan                    69           7            362
   Cancellation of common stock                   (20)         (2)          (112)              88
   Translation adjustments                                                                                   (192)
   Net loss                                                                                                               (8,026)
                                            ---------      ------        -------        ---------          ------      ---------

Balance, December 31, 1998                     10,662       1,068         52,983           (1,365)         (1,018)        (4,713)
   Stock options exercised                         27           3            103
   Employee stock purchase plan                   111          11            376
   Cancellation of common stock                   (20)         (2)          (112)             114
   Translation adjustments                                                                                    (36)
   Net income                                                                                                                932
   Disposition of cost basis
      subsidiary to 50% equity
      basis owned affiliate                                                                                   457           (457)
                                            ---------      ------        -------        ---------          ------      ---------

Balance, December 31, 1999                     10,780       1,080         53,350           (1,251)           (597)        (4,238)
   Stock options exercised                        194          20            815
   Employee stock purchase plan                    94           9            523
   Stock options and warrants
      granted to consultants and
      vendors                                                              1,989
   Payments on stockholders'
      notes                                                                                   228
   Translation adjustments                                                                                   (390)
   Net loss                                                                                                              (22,105)
                                            ---------      ------        -------        ---------          ------      ---------
Balance, December 31, 2000                     11,068      $1,109        $56,677          $(1,023)          $(987)      $(26,343)
                                            =========      ======        =======        =========          ======      =========
(Amounts in thousands)
                                       Treasury
                                        Stock       Total
                                       --------   ---------

Balance, January 1, 1998                $(228)    $ 52,570
   Issuance of common stock                          1,280
   Stock options exercised                             752
   Employee stock purchase plan                        369
   Cancellation of common stock                        (26)
   Translation adjustments                            (192)
   Net loss                                         (8,026)
                                     --------      -------

Balance, December 31, 1998               (228)      46,727
   Stock options exercised                             106
   Employee stock purchase plan                        387
   Cancellation of common stock                          -
   Translation adjustments                             (36)
   Net income                                          932
   Disposition of cost basis
      subsidiary to 50% equity
      basis owned affiliate                              -
                                     --------      -------

Balance, December 31, 1999               (228)      48,116
   Stock options exercised                             835
   Employee stock purchase plan                        532
   Stock options and warrants
      granted to consultants and
      vendors                                        1,989
   Payments on stockholders'
      notes                                            228
   Translation adjustments                            (390)
   Net loss                                        (22,105)
                                     --------      -------

Balance, December 31, 2000              $(228)    $ 29,205
                                     ========     ========

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2000, 1999 and 1998


(Amounts in thousands)                                                         2000                     1999                   1998
                                                                           --------                 --------               --------
Cash flows from operating activities:
   Net income (loss)                                                       $(22,105)                $    932               $ (8,026)
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation                                                            6,244                    5,228                  4,091
      Amortization                                                            4,873                    4,121                  2,780
      Write-off of assets and other                                          13,049                    1,352                  3,022
      Provision for bad debts                                                 4,034                      522                    392
      Provision for obsolete inventory                                        1,864                      836                    304
      Loss on sale of assets                                                   (346)
      Stock options issued to consultants                                       233
      Extraordinary loss, net of tax                                                                                          1,752
   Changes in assets and liabilities:
      Accounts receivable, net                                                  421                    1,402                 (7,213)
      Notes receivable - related parties                                       (533)
      Installment sales receivable                                           (1,752)                     352                   (186)
      Inventories                                                               905                   (4,524)                  (170)
      Prepaid expenses                                                          554                   (1,887)                (1,392)
      Other assets                                                             (985)                     (13)                (4,111)
      Trade accounts payable                                                 (2,735)                   3,606                  2,090
      Accrued and other current liabilities                                     914                   (1,490)                   714
      Customer deposits                                                        (797)                    (934)                 1,357
      Deferred revenue                                                          (63)                      (7)
      Deferred taxes                                                                                  (2,348)                (3,796)
                                                                  -----------------     --------------------      -----------------

Net cash provided by (used in) operating activities                           3,775                    7,148                 (8,392)
                                                                  -----------------     --------------------      -----------------

Cash flows from investing activities:
   Purchase of business operations                                                                                          (39,147)
   Proceeds from note receivable, divestiture of subsidiary                   4,418                      471
   Cash retained by former subsidiary                                                                   (485)
   Purchase of inventory leased to others                                   (20,329)                  (5,804)                (5,630)
   Proceeds from sale-leaseback transactions                                 11,500
   Proceeds from sales of assets held for sale                                  714
   Purchase of property and equipment                                        (1,524)                  (3,170)                (5,166)
   Proceeds from sales of property and equipment                              2,875                      897                     35
   Increase in intangible assets                                             (1,362)                  (2,119)                (2,016)
                                                                  -----------------     --------------------      -----------------
Net cash used in investing activities                                        (3,708)                 (10,210)               (51,924)
                                                                  -----------------     --------------------      -----------------

Cash flows from financing activities:
   Proceeds from long-term debt and notes payable                             4,823                    6,072                 57,050
   Principal payments on notes payable and long-term debt                    (7,405)                  (7,187)                  (273)
   Proceeds from capital lease transactions                                   3,000
   Principal payments on capital leases                                      (1,271)
   Principal payments of deferred license fees                                 (395)
   Proceeds from issuance of common stock                                     1,367                      493                  2,375
   Notes receivable - stockholders                                              228

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2000, 1999 and 1998

(Amounts in thousands)                                                   2000                     1999                   1998
                                                                  -----------------     --------------------      -----------------
Net cash provided by (used in) financing activities                             347                     (622)                59,152
                                                                  -----------------     --------------------      -----------------

Increase (decrease) in cash and cash equivalents                                414                   (3,684)                (1,164)

Cash and cash equivalents, beginning of period                                   48                    3,732                  4,896
                                                                  -----------------     --------------------      -----------------

Cash and cash equivalents, end of period                                   $    462                 $     48               $  3,732
                                                                  =================     ====================      =================


See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
             For the Years Ended December 31, 2000, 1999 and 1998


(Amounts in thousands)                                        2000       1999        1998
                                                             ------     ------      ------

Supplemental disclosure of cash flows information:
   Cash paid during the year for:
      Interest                                                $9,610     $8,832     $ 4,959
                                                              ======    =======     =======
      State and federal taxes                                 $  235     $  161     $   218
                                                              ======    =======     =======
Supplemental schedule of non-cash investing
   and financing activities:
   Issuance of warrants                                       $1,420
                                                              ======    =======     =======
   Issuance of stock in exchange for intellectual
      technology                                                                    $ 1,000
                                                              ======    =======     =======
   Acquisition of Progressive Games, Inc. (PGI):
      Assets acquired                                                               $ 6,013
                                                              ======    =======     =======
      Liabilities assumed                                                           $ 3,149
                                                              ======    =======     =======
   Acquisition of P&S Leasing:
      Assets acquired                                                               $    28
                                                              ======    =======     =======
   Perpetual license accrual for PGI and P&S Leasing                     $2,627
                                                              ======    =======     =======
   Deferred taxes on acquisition of perpetual license                    $1,424     $17,833
                                                              ======    =======     =======
   Reclassify property held for sale                                     $  781
                                                              ======    =======     =======
   Australian foreign currency translation                               $  457
                                                              ======    =======     =======
   Deposit on assets transferred under contract               $  141
                                                              ======    =======     =======
   Gaming equipment leased to others acquired through capital
      lease                                                   $3,000
                                                              ======    =======     =======
   Property and equipment acquired through capital lease      $1,125     $1,060
                                                              ======    =======     =======
   Reclassify inventory to gaming equipment leased to others  $6,788     $5,804     $ 5,630
                                                              ======    =======     =======
   Deferred license fees                                                 $2,257
                                                              ======    =======     =======
   Cancellation of note receivable from stockholder                      $  114
                                                              ======    =======     =======

   Net investment in subsidiary converted to note receivable
      upon divestiture                                                   $  557
                                                              ======    =======     =======
   Credit on State of Utah note payable                       $   27
                                                              ======    =======     =======
   Deferred revenue on sale of intellectual property rights   $1,938
                                                              ======    =======     =======



See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note:    All amounts (dollars and numbers) reported in the Notes to Consolidated
Financial Statements are expressed in thousands and are rounded to the nearest thousand (except per share amounts) unless otherwise specified (such as basis points). Additionally, certain amounts reported in prior years have been restated to be consistent with the current year's reporting.

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business:

     Mikohn Gaming Corporation (referred throughout these notes, together with its subsidiaries as "Mikohn", "the Company", "we" or "our") was incorporated in May 1986 in Nevada. Mikohn is a leading developer, manufacturer, and marketer of
(i) proprietary branded slot machine and table games, including our Yahtzee(R) and Battleship(R) series of gaming machines and Caribbean Stud(R) table game, and (ii) gaming products, including signage and progressive jackpot systems. The Company currently operates in the U.S., Argentina, the Netherlands, Peru and Australia.

     Our worldwide operations are concentrated in two principal business segments: gaming operations and gaming products.

     Gaming Operations. We established our gaming operations business unit in 1993 to develop, acquire, manufacture and distribute proprietary games, and these have become increasingly important to our business. Increased attention has been given to gaming operations because of the high recurring revenues and profit margin potential for this business line. We own or license the rights to several categories of proprietary games, which we place in casinos under lease arrangements. These leases provide for fixed rental payments or a participation in the game's operating results. Sales of proprietary games are reflected in the reported results of our gaming products business segment while revenues derived from leases are included in the results of our gaming operations business segment.

     Gaming Products. We have been providing gaming products and equipment around the world since 1987. First selling progressive jackpot systems, we expanded to sign manufacturing and other related products. Our gaming products are found in almost every major gaming jurisdiction and include:

  .  interior casino signage;
  .  exterior signage;
  .  electronic components used in progressive jackpot systems;
  . player tracking and information gathering and control systems; and . gaming machines for sale.

     Customers for our gaming products include casinos, slot machine manufacturers, operators of wide-area gaming networks and lottery authorities. We have achieved leading market positions with a number of our products because they are recognized as being creative, innovative and technologically-advanced.

     Business Activity. In 1998, the Company acquired all of the outstanding stock of Progressive Games, Inc. ("PGI"), the developer of Caribbean Stud(R), for an aggregate cash consideration of $35,847. Also acquired were the two exclusive distributors of Caribbean Stud(R) in the major markets of Mississippi and Louisiana, P&S Leasing Corporation, Inc. and P&S Leasing LLC (collectively referred to as "P&S Leasing"), for an aggregate cash consideration of $3,300. In addition to these proprietary games, the assets of PGI included equipment and other physical property used in the manufacture and distribution of these games and a perpetual license. The perpetual license amounted to $50,952. In 1999, additional perpetual licenses were recorded in the amounts of $3,774 and $293 attributable to the acquisitions of PGI and P&S Leasing, respectively. These amounts were for the Year 2000 costs and international tax withholding issues. See Note 13 - Commitments and Contingencies.

     On November 4, 1999, the Company entered into four agreements with TAB Limited, a publicly traded Australian corporation ("TAB").

     Under a Share Sale Agreement, the Company sold 50% of the issued shares in the capital of its Australian subsidiary, Mikohn Gaming Australasia Pty., Limited ("MGA"), for cash in the amount of $4,889. The agreement acknowledges the Company's loans to MGA totaling $2,053, provides that the loans shall carry interest at 9.5% from January 1, 2000, and shall be repaid as soon as MGA determines it has sufficient reserves to do so but in no event later than November 4, 2001.

     Under the terms of the Share Sale Agreement, the Company was entitled to and did report 100% of the income of MGA for 1999. Therefore, MGA's income statement was included in the Company's consolidated statements of operations and cash flows for 1999. Additionally, due to circumstances surrounding certain put and call options included in the arrangement, as discussed below, a determination was made that, although a legal transfer of business ownership to TAB occurred, the transaction was not recognized as a sale for accounting purposes. As such, the net assets of MGA were segregated in the balance sheets of the Company in order to properly convey the distinction between the legal effect of the transaction and its accounting treatment.

     A Shareholders Agreement between TAB, MGA and the Company provides for the appointment and removal of directors, voting procedures, restrictions on share transfers, activities requiring super majority approval and other matters commonly found in agreements of this nature. The agreement also contains a call option in favor of the Company and a put option in favor of TAB. The call option is exercisable by the Company upon termination of the System Acquisition and Services Agreement (described below) by TAB for any reason other than a breach of the agreement by the Company. The call option price is 75% of the fair market value of the MGA shares then held by TAB. The put option is exercisable by TAB in the event the Company does not meet the delivery timetable specified in the Systems Acquisition and Services Agreement. The put option price is the amount paid by TAB for the MGA shares plus 50% of the profit margin before tax on all orders placed with MGA by TAB prior to the exercise of the put option. The timetable originally specified in the System Acquisition and Services Agreement has been modified to extend certain milestone dates. Although the Company believes it will meet the modified timetable, it is also the Company's position that TAB has waived the right to exercise the put option. Under the Shareholders Agreement, the Company and TAB each appoint two members to the four-member MGA board of directors.

     A Management Services Agreement between the Company and MGA provides that the Company will make management personnel available to MGA. MGA is responsible for compensating such personnel. The agreement terminates if the Company's ownership of the issued share capital in MGA falls below 35% or if the audited consolidated financial statements of MGA in a fiscal year show a net loss on an after-tax basis. Other than reimbursement for expenses, the Company receives no compensation under this agreement.

     A System Acquisition and Services Agreement between TAB and the Company requires the Company to provide hardware and software to operate a wide area progressive jackpot system in New South Wales, Australia. Under this agreement, the Company is to provide the hardware component of the system at cost and will receive a software license fee of $(AUD)50.00 per month per device commencing upon delivery of the system. Capitalized costs related to this project were $1,507 at December 31, 2000.

  Summary Of Significant Accounting Policies:

     Principles of Consolidation. The consolidated financial statements include the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated. The Company divested a 50% interest in the issued shares in the capital of MGA at the end of 1999. Starting in 2000, the Company is now required to report this entity's operations under the equity method of accounting. MGA's income and expenses are included in the accompanying consolidated statements of operations of the Company for the years ended December 31, 1999 and 1998. The Company's investment in MGA as of December 31, 2000 and 1999, was $400 and $615, respectively, and is included in Other Assets.

     Cash and Cash Equivalents. Investments which mature within 90 days from the date of purchase are treated as cash equivalents and are included in cash and cash equivalents.

     Fair Values of Financial Instruments. In accordance with reporting and disclosure requirements of the Statement of Financial Accounting Standards ("SFAS") No. 107 - Disclosures about Fair Values of Financial Instruments, the Company calculates the fair value of financial instruments and includes this information in the Company's Notes to Consolidated Financial Statements when the fair value is different than the book value of those financial instruments.
When fair value is equal to book value, no disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved.

     Concentration of Credit Risk. The Company sells its products and services to distributors and gaming properties primarily in the United States, Canada, Europe, Australia and South America. The Company established a financing program under which interest bearing installment sales contracts collateralized by the equipment sold were entered into with credit worthy customers, with payment terms typically ranging over periods of 12 to 24 months. The Company performs credit evaluations of its customers, and typically requires advance deposits of approximately 50%. The Company maintains reserves for potential credit losses.

     Notes Receivable - Related Parties. The Company classifies certain receivables from officers and MGA as "notes receivable - related parties." In October 1997, the Board of Directors of the Company (the "Board") authorized a loan in the amount of $122.5 to the chairman of the Company at an interest rate of 6.37% secured by 20 shares of the Company's Common Stock which is due to mature on October 20, 2002. At December 31, 2000 and 1999, the outstanding balance on this loan was $158 and $150, respectively, inclusive of accrued interest.

     In addition, on December 31, 1999, due to the divestiture of 50% of the issued shares in the capital of MGA, the Company's intercompany balance with MGA was converted to a note receivable with an interest rate of 9.5%. The balance at December 31, 2000 and 1999 was $2,669 and $2,144, respectively.

     Notes Receivable from Stockholders. In October 1997, the Board adopted resolutions (i) allowing each director and senior officer to purchase up to 20 shares of authorized but unissued restricted Common Stock from the Company at the closing price of $5.687 per share on October 30,

1997 and (ii) authorizing each such person to borrow the price of the shares purchased from the Company. Each purchaser gave the Company a promissory note for a principal amount equal to the purchase price, maturing October 20, 2002 (or at termination of employment by the Company, whichever first occurs), bearing interest at the rate of 6.37% per annum payable annually in arrears on each anniversary date, and secured by a pledge of the shares so purchased. All of the Company's directors except Mr. Campbell and all of its senior officers except Mr. Thompson are participating in the program. Each participating director and officer has borrowed $113.7, representing the aggregate purchase price of 20 shares of Common Stock at $5.687 per share.

     Inventories. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

     Assets Held for Sale. During 1999, the Company closed its manufacturing facility in Rapid City, South Dakota. The cost of the land and unamortized cost of the building and building improvements were transferred from property and equipment to assets held for sale and were subsequently sold.

     Long-Lived Assets. Property and equipment are stated at cost and are depreciated by the straight-line method over the useful lives of the assets, which range from 5 to 39 years. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Management requires long-lived assets that are held and used by the Company to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Patents and Trademarks. The Company capitalizes the cost of developing and defending patents and trademarks. These costs are amortized over the useful life of the patent or trademark.

     Intangible Assets. Intangible assets consist of patent and trademark rights, goodwill, intellectual property rights, covenants not to compete, software costs, license fees and perpetual license. They are recorded at cost and are amortized on a straight-line basis over periods of 5 to 40 years. At the end of 2000, intangible assets included $641 of unamortized software costs related to the TableLink(R) product line. Management regularly performs reviews to determine if the carrying value of intangible assets is impaired. The purpose of the review is to identify any facts or circumstances, either internal or external, which may indicate that the carrying value of the asset cannot be recovered. To date, no such impairment has been indicated except amounts included in the write-off of assets and other. See Note 10 - Write-off of Assets and Other and Extraordinary Item.

     Deposits and Product Sales Recognition. Deposit liabilities represent amounts collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed.

     Commitments and Contingencies. The Company is involved in various legal proceedings. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable.

     Foreign Currency Translation. The Company classifies foreign currency gains/(losses) on its long-term investments in its foreign subsidiaries as adjustments to the equity section of the balance sheet.

        Revenue Recognition.  The Company recognizes revenue as follows:

     Product sales are executed by a signed contract or customer purchase order. If the agreement calls for Mikohn to perform an installation after delivery, revenue is recognized when the installation has been completed and accepted by the customer. In the case where installation is not required, revenue is recognized upon the delivery of the product.

     System sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine activity, and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for Systems sales in accordance with Statement of Position 97-2
- Software Revenue Recognition ("SOP 97-2"). System sales are considered multiple element arrangements because they include hardware, software, installation, training and post customer support. System sales are evidenced by a signed contract. Follow-up spare parts and hardware only sales are evidenced with a purchase order. Revenue for Systems sales are recognized when:

     .  There are signed contracts with a fixed determinable price;
     . Collectibility of the sale is probable and . The hardware and software has been delivered, installed, training has been completed and acceptance has occurred.

     Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and do installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.

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

     The leasing of proprietary table games to casino customers occur under signed lease agreements. Table game lease contracts are typically for a 36-month period with a 30-day cancellation clause. The lease revenue is recognized on a monthly basis.

     The leasing of proprietary slot machines occurs under signed lease agreements. These contracts will either be on a participation or a lease basis. Slot machine lease contracts are typically for a 12-month period with a 60-day cancellation clause. On a participation basis, the Company earns a share of the revenue that the casino earns from these slot machines. On a lease basis, the Company charges a fixed amount per slot machine per day. Both types of revenue are recognized on a monthly basis.

     Research and Development. Costs associated with the development of products are expensed when incurred. Such expenses totaled approximately $5,159, $6,013 and $5,538 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Software Development Capitalization. The Company capitalizes costs related to the development of certain software products that meet the criteria under SFAS No. 86 - Accounting for the Costs of Computer Software to Be Sold, Leased,
or Otherwise Marketed.   Costs capitalized for the years ended December 31, 2000
and 1999 were $690 and $474, respectively.

     Income Taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, pursuant to which the Company records deferred income taxes for temporary differences that are reported in different years for financial reporting and for income tax purposes. Such deferred tax liabilities and assets are classified into current and non-current amounts based on the classification of the related assets and liabilities.

     Use of Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications. Certain amounts in the prior years' consolidated financial statements have been reclassified to make them consistent with the presentation used in 2000.


2.   FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amount and estimated fair value of our financial instruments at December 31, 2000:

                                                 Carrying            Estimated
                                                  Amount                FMV
                                              --------------       -------------

Assets:
    Notes and installment sales receivable           $ 8,316         $ 8,053
                                                     =======         =======

 Liabilities:
   Long-term debt                                    $87,098         $86,539
                                                     =======         =======

      The estimated fair value of notes and installment sales receivables was calculated by discounting the stream of receipts using discount rates determined by management to reflect the risk, remaining maturities and current comparable market rates of similar notes receivable and contract receivables. The estimated fair value of long-term debt was calculated by discounting the expected amortization principal and interest payments by the discount rates most closely approximating that which would be required to place similar notes payable and capitalized leases at the current time.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 2000 and 1999 consist of the following:

                                              2000                  1999
                                             -------               -------
Trade accounts                               $23,714               $26,345
Employee                                         736                   547
Other                                            736                 4,994
                                              ------               -------
    Subtotal                                  25,186                31,886
Less:  allowance for doubtful accounts        (3,991)               (1,439)
                                              ------               -------
   Total                                     $21,195               $30,447
                                             =======               =======

     Included in employee receivables are advances to the chairman of $279 and $69 as of December 31, 2000 and 1999, respectively.

     Changes in the allowance for doubtful accounts for the years ended December 31, 2000 and 1999 are summarized as follows:

                                           2000         1999
                                        -------        -------
Allowance for doubtful accounts -
   beginning                            $(1,439)       $  (917)
Provision for bad debts                  (4,333)          (538)
Write-offs                                1,797             16
Recoveries                                  (16)
                                        -------        -------
Allowance for doubtful accounts -
   ending                               $(3,991)       $(1,439)
                                        =======        =======

     See Note 11 - Long-Term Debt

4.   INSTALLMENT SALES RECEIVABLE

     The Company finances certain sales. See Note 18 - Concentrations of Credit Risk. The amounts financed during 2000 and 1999 totaled approximately $4,051 and $449, respectively. At December 31, 2000 and 1999, the balance of installment sales receivable was $5,630 and $1,895, of which $2,724 and $1,030, respectively, were due within 12 months. At December 31, 2000 and 1999, the Company had $1,064 and none, respectively, in allowance for doubtful accounts for installment sales receivables which are included in the allowance for doubtful accounts reported above. The Company has deferred revenues related to these receivables of $1,938 and zero, as of December 31, 2000 and 1999, respectively.

     See Note 11 - Long-Term Debt

5.   INVENTORIES

     Inventories at December 31, 2000 and 1999 consist of the following:

                                                 2000                  1999
                                              -------               -------
Raw materials                                 $13,308               $14,616
Finished goods                                  9,580                 6,247
Work-in-progress                                6,296                 7,693
                                              -------               -------
   Subtotal                                    29,184                28,556
Less:  reserve for obsolete inventory          (5,302)               (1,763)
                                              -------               -------
   Total                                      $23,882               $26,793
                                              =======               =======

  Changes in the reserve for obsolete inventory for the years ended December 31, 2000 and 1999 are summarized as follows:

                                           2000            1999
                                          -------         -------
Reserve for obsolete inventory -
   beginning                              $(1,763)        $  (927)
Provision for obsolete inventory           (5,061)         (1,375)
Write-offs                                  1,522             539
                                          -------         -------
Reserve for obsolete inventory -
   ending                                 $(5,302)        $(1,763)
                                          =======         =======

     See Note 11 - Long-Term Debt


6.   ASSETS HELD FOR SALE


     Assets held for sale at December 31, 2000 and 1999 consist of the following:

                                         2000                 1999
                                        ------               ------
Land                                    $   -                $   62
Building and building improvements                              826
                                        ------               ------
   Subtotal                                 -                   888
Less:  accumulated depreciation                                (107)
                                        ------               ------

   Total                                $   -                $  781
                                        ======               ======

     During 1999, the Company closed its manufacturing facility in Rapid City, South Dakota. The cost of the land and unamortized cost of the building and building improvements were transferred from property and equipment to assets held for sale, and such assets were sold on March 15, 2000. The net proceeds were $714.

     See Note 11 - Long-Term Debt

7.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2000 and 1999 consist of the following:

                                               2000                  1999
                                             --------             ---------
Land                                         $  1,018              $  1,668
Buildings and leasehold improvements            3,380                 5,110
Machinery and equipment                         8,863                 8,273
Equipment leased to others                     20,994                18,001
Furniture and fixtures                          8,918                 7,339
Transportation equipment                        2,179                 2,120
                                             --------              --------
   Subtotal                                    45,352                42,511
Less:  accumulated depreciation               (19,537)              (17,126)
                                             --------              --------
   Total                                     $ 25,815              $ 25,385
                                             ========              ========

     See Note 11 - Long-Term Debt


8.   INTANGIBLE ASSETS

     Intangible assets at December 31, 2000 and 1999 consist of the following:

                                           2000                 1999
                                         --------             --------
Perpetual license                        $ 55,019              $ 55,019
Patent and trademark rights                10,566                11,610
Covenants not to compete                   10,418                10,684
Proprietary property rights                 1,229                 1,229
Software costs                              2,310                 1,620
Other licenses                              2,257                 2,257
                                         --------              --------
   Subtotal                                81,799                82,419
Less:  accumulated amortization           (16,118)              (12,322)
                                         --------              --------
   Total                                 $ 65,681              $ 70,097
                                         ========              ========

  In 2000 and 1999, $599 and $2,650, respectively, was spent on patent and trademark rights development and protection.

  In 1999, other licenses in the amount of $2,257 were acquired from Shuffle Master, Inc. ("Shuffle Master") as part of the Company's settlement with Shuffle Master. See Note 12 - Deferred License Fees.

9.   GOODWILL

     Goodwill at December 31, 2000 and 1999 consists of the following:

                                              2000                  1999
                                             -------               -------
Goodwill                                     $ 6,083               $ 8,355
Less:  accumulated amortization               (1,938)               (2,783)
                                             -------               -------
   Total                                     $ 4,145               $ 5,572
                                             =======               =======

     During 2000, goodwill related to the acquisitions of Games of Nevada and Trans Sierra Communications, Inc. ("TSC") in the amounts of $545 and $384, net of amortization, respectively, was written off. The write-offs were due to the decline in the Flip-It(R) slot operation and write-down of related inventory, and the decision to discontinue the TSC line of business.

10.  WRITE-OFF OF ASSETS AND OTHER AND EXTRAORDINARY ITEM

     As a result of the Company's increased focus on its gaming operations and branded slot machines following the review conducted as part of its strategic repositioning initiative, Mikohn determined that certain of its older non-branded slot machines games, surveillance assets and prepaid royalties related to a licensing agreement had balance sheet costs (primarily inventory and long-term assets) in excess of their present realizable value, resulting in a write-off of $9,848.

     On March 27, 2001, a jury returned a verdict in favor of Acres Gaming, Inc. ("Acres") against the Company. See Note 13 - Commitments and Contingencies. The jury's award of $1.5 million has been included in the accompanying consolidated statement of operations for the year ended December 31, 2000. In addition, the Company has recorded an impairment to the value of capitalized patent costs related to this judgement amounting to $1.7 million, which has also been included within this balance in the consolidated statement of operations for the year ended December 31, 2000.

     During the fourth quarter of the year ended December 31, 1999, we incurred a non-recurring asset write-off of $1,352 related to our P&M Coin product line, which includes our Mikohn Classic slot machine games. During the fourth quarter of 1999, pursuant to SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to more accurately reflect the value of the P&M Coin slot machine product line, we recorded a write-off of assets of $1,352. These charges included write-offs of both the investment in the product line as well as prepaid royalties associated with the product line.

     For the year ended December 31, 1998, the Company incurred several non-recurring charges that amounted to $4,493. These charges mainly consisted of (i) the write-off of expenses related to the Company's debt refinancing and acquisition of PGI and P&S Leasing on September 2, 1998 in the amount of $711,
(ii) the write-off of certain goodwill amounts associated with the Company's security and surveillance division in the amount of $1,500, (iii) management reorganization expenses in the amount of $736, (iv) the write-off of certain non-compete agreements in the amount of $739, (v) reserves for the closure of the Company's manufacturing facility in Rapid City, South Dakota in the amount of $500 and (vi) other items in the amount of $307.

     During the third quarter of 1998 as a result of the acquisition of PGI and P&S Leasing, the Company recorded an extraordinary loss that was associated with the early extinguishment of debt under its prior Credit Agreement. See Note 11 - Long-Term Debt. The extraordinary loss, net of tax benefits, was $1,752 and consisted of a gross extraordinary loss of $2,662 and the related tax benefit of $910.

11.  LONG-TERM DEBT

  Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                                             2000              1999
                                                                          -------           -------
Notes payable collateralized by transportation, gaming and                $ 4,290           $ 1,556
manufacturing equipment. This total consists of 18 capital
leases that bear individual interest rates between 4.1% and
15.06% and whose terms are scheduled to mature at various dates through 2005.  The related capitalized cost for these leases was $5,555 at December 31, 2000.

Revolving loan payable to ABN-AMRO Bank N.V., equal to the                    400               852
amount of 60% of eligible accounts receivable of Mikohn
Europe, BV, Mikohn's European subsidiary, and guaranteed by
all accounts receivable of that subsidiary. This loan payable is also partially secured by a corporate guarantee by Mikohn
Gaming Corporation in the amount of $500 NLG, and by credit
insurance which was required by ABN-AMRO as a condition to
making the loan. The interest rate of 6.5% per annum is
payable on a monthly basis.

Term Loans payable to First Source Financial LLP ("First                   77,599            81,000
Source"), acting as agent and participant in the Amended and
Restated Credit Agreement dated September 2, 1998; Term Loan
A, a variable rate loan of $64,666 with an interest rate of
either prime plus 275 basis points or LIBOR plus 375 basis
points per annum; Term Loan B, a fixed rate loan of $12,933
with an interest rate of 10.75% per annum; secured by all the
Company's personal property assets including furniture,
equipment, fixtures, real estate, intangible assets and
contract rights; each term loan is payable in equal,
semi-annual installments beginning in April 2002.  As of
December 31, 2000, the interest rate in effect on the $64,666 of outstanding variable rate term loan was 10.15%.

Revolving loan ("Revolver") payable to First Source, acting as              4,571             1,400
agent and participant in the Amended and Restated Credit
Agreement dated September 2, 1998.  The revolving loan
availability, in the amount of $5,000 is a variable rate loan with an interest rate of either prime plus 175 basis points or
LIBOR plus 275 basis points and is secured by the inventory
and accounts receivable of the Company. The revolving loan is payable by the expiration date of October 15, 2002, and can be extended by two years until October 15, 2004 if the Company
meets certain requirements.  As of December 31, 2000, the
weighted average interest rate was 10.61%.

Note payable repaid during 2000.                                                              1,780

                                                                           2000              1999
                                                                         --------          ---------
Unsecured new project economic development loan payable to the                238               265
State of Utah.  This is a 5 year loan and bears an interest
rate of 10.0% per annum, payable annually on the last day of
April of the following year for the preceding year. The loan requires annual principal repayments in the form of either
cash or earned credits for: (i) new jobs created, (ii)
products purchased from Utah-based businesses and (iii)
maintenance of a specific average annual salary range for Utah employees. The loan is due to mature on April 30, 2004.
                                                                         --------          ---------
   Total                                                                   87,098            86,853
Less:  current portion                                                     (2,149)           (1,436)
                                                                         --------          ---------
   Long-term portion                                                      $84,949           $85,417
                                                                          =======           =======

    The Term Loans A and B and the Revolver carry customary restrictive covenants including, but not limited to maintenance of leverage and fixed charge coverage ratios, minimum net worth and EBITDA requirements, limitations on capital expenditures, mergers and acquisitions, disposition of assets, distribution, additional debt, and liens.

     At December 31, 2000, the Company was in non-compliance with certain covenants relating to its Term Loans A and B and its Revolver with First Source. See Note 20 - Subsequent Events

     During 2000, the Company has entered into a series of sale-leaseback transactions with various third party finance companies. The transactions involve gaming equipment, have a term of 40 months and are being treated as capital leases. Proceeds from these sale-leaseback transactions totaled $3,000.

     Following is the long-term debt maturity schedule:

2001                                     $ 2,149
2002                                      28,771
2003                                      27,960
2004                                      28,204
2005                                          14
Thereafter                                     -
                                         -------
Total                                    $87,098
                                         =======

12.  DEFERRED LICENSE FEES

     Deferred license fees at December 31, 2000 and 1999 consist of the following:

                             2000                  1999
                            ------                ------
Total                       $1,862                $2,257
Less:  current portion        (451)                 (451)
                            ------                ------
Long-term portion           $1,411                $1,806
                            ======                ======

     On December 29, 1999, the Company and Shuffle Master entered into an agreement settling a complex and long-standing series of lawsuits between Progressive Games Inc. ("PGI") and Shuffle Master and dozens of casinos arising out of claims by PGI that several table games offered by Shuffle Master infringed numerous patents held by PGI (now held by the Company). Under the terms of the settlement, Shuffle Master acknowledged the validity and enforceability of the Company's patents and agreed to pay Mikohn $2,750 to settle all outstanding patent issues with respect to Shuffle Master's Let It Ride Bonus(R), Let It Ride The Tournament(R), Bahama Bonus(TM) and Three Card Poker(TM) games. The agreement provides that all future revenue of Let It Ride Bonus(R), Let It Ride The Tournament(R), and Three Card Poker(TM) will be royalty free to Shuffle Master. The settlement also (i) granted Mikohn the exclusive rights to Bahama Bonus(TM) worldwide, except for Nevada where Shuffle Master retains exclusive rights subject to Mikohn's rights to receive certain royalties and (ii) requires Shuffle Master to pay royalties to Mikohn based on future revenues from certain new games that may be developed by Shuffle Master.

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

     Following is the schedule of license payments:

2001                               $  451
2002                                  470
2003                                  470
2004                                  471
                                   ------
   Total                           $1,862
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

13. COMMITMENTS AND CONTINGENCIES

  We lease certain of our facilities and equipment under various agreements for periods through the year 2017. The following schedule shows the future minimum rental payments required under these operating leases, which have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000.

2001                                    $  7,318
2002                                       8,018
2003                                       7,805
2004                                       3,220
2005                                       2,056
Thereafter                                13,319
                                        --------

   Total                                $ 41,736
                                        ========

  Rent expense was $3,984, $3,195 and $2,870 for the years ended December 31, 2000, 1999 and 1998, respectively.

  During 2000, the Company has entered into a series of sale-leaseback transactions with various third party finance companies. The transactions involve gaming equipment, have a term of 40 months, a fair value purchase option at the end of the term, and are being treated as operating leases. Proceeds from these sale-leaseback transactions totaled $11,500. The company has recorded deferred gains from these transactions totaling $1,902 which are being amortized, straight line, over the term of the respective leases as a reduction in rental expense.

  Also during 2000, the Company entered into a sale-leaseback transaction with respect to one of its buildings in Las Vegas, Nevada, with a term of 17 years and a fair value purchase option at the end of the term. The leaseback is being accounted for as an operating lease. Proceeds from the sale-leaseback transaction were $2,668. The Company has recorded a deferred gain from this transaction of $269 which is being amortized, straight line over the term of the lease as a reduction in rental expense. The lease agreement contains a minimum net worth requirement; if net worth falls below a certain threshold, the Company must provide to the landlord a letter of credit.

  The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations including those noted below.

  We are a plaintiff in a suit entitled Mikohn Gaming Corporation v. Acres Gaming, Inc. Case No. CV-S-97-1383-EJW, pending in the United States District Court for the District of Nevada. This action was filed on October 2, 1997 seeking, among other things, a declaratory judgment that our MoneyTime(TM) system did not infringe a patent issued to Acres in August 1997. Subsequent to the filing of this action, three additional patents were issued to Acres. As each patent issued, Acres brought a separate suit against Mikohn for patent infringement. All three suits were ultimately consolidated with the first action. The consolidated action went to trial before a jury on March 14, 2001. On March 27, 2001, the jury returned a verdict finding that the MoneyTime(TM) system infringed two of the four patents and awarded damages of $1,500 to Acres. We intend to vigorously pursue post-trial motions to overturn the jury verdict and, if necessary, to appeal to the Federal Circuit Court of Appeals.

  The Company is addressing tax issues relating to its table games operations. They are summarized below:

  New Jersey Sales Tax Audit Issue. The State of New Jersey (the "State") Division of Taxation audited Mikohn's sales tax returns and issued a Notice of Assessment Related to Final Audit Determination in the amount of $406 plus interest of $201. At issue is how the Company accounts for and remits sales tax on its table game leases. Previously, the Company remitted sales tax on a monthly basis based on the amounts invoiced to its casino customers. It is the State's position and the Company now concurs, that the Company as the lessor of the table game, is the end user and is thus ultimately responsible for the sales tax at the inception of the lease. At issue is the method of computation of the use tax due. It is the Company's contention that use tax should be based upon the lessor's purchase price for the equipment, materials and other tangible personal property purchased for lease rather than on the lease revenue stream. The State has assessed the Company for the entire amount of the sales tax liability based on the lease revenue stream and interest from the original date of the leases. In July 1999, the Company objected to the assessment, filed a protest and paid the use tax due based upon the purchase price of the equipment, materials and other tangible personal property.

  A further issue is the passing of the use tax on to the lessee. The Company's Caribbean Stud(R) Lease Agreement provides, in part, that the "Lessee shall promptly reimburse to Mikohn any personal property taxes, gaming device taxes, and any similar taxes or levies that Mikohn is obligated to pay for tables."
The State has already refunded to many of the casinos most of the sales tax that was remitted by the Company. Although the casinos are contractually obligated for the payment of sales tax, as it is a pass-through tax, there is no guarantee that the casinos will reimburse the Company for any assessment paid by it.

  International Withholding Tax Issues. The Company has exposure to potential additional withholding taxes on payments repatriated by the previous owner of PGI, estimated at $1,379. The Company has provided to the former owner a Power of Attorney with which to handle the withholding tax issues. To the extent that the Company does not prevail, any payments made may be charged back to the previous owner under the terms of the Stock Purchase Agreement for the acquisition of PGI. The Company had one year from the date of acquisition in which to effect a change in the amount of goodwill. Based on the potential withholding tax exposure, the Company adjusted goodwill in the amount of the $1,379 during August 1999.

14. INCOME TAXES

  The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 consist of:

                                   2000         1999        1998
                                   ----         ----        ----

Current                          $     -       $ 2,006     $   (449)
Deferred                                        (2,348)      (3,796)
                                 -------       -------     --------

   Total provision (benefit)     $     -       $  (342)    $ (4,245)
                                 =======       =======     ========

  The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 differs from the amount computed at the federal income tax statutory rate as a result of the following:


                                                  2000       %         1999       %            1998      %
                                               -------     -----      -----     ------      -------     ----
Amount at statutory rate                       $(7,737)     35.0%     $ 206       35.0%     $(4,295)    35.0%
Adjustments:
   State income tax and other                     (150)      0.7%        19        3.2%          (2)     0.0%
   Non-deductible expenses                          98      -0.4%        61       10.3%          52     -0.4%
   Prior year adjustment of deferred tax          (682)      3.1%
   Tax credits                                      16      -0.1%      (628)    -106.4%
   Valuation allowance                           8,455     -38.3%
                                               -------     -----      -----     ------      -------     ----
   Total provision (benefit)                   $     -       0.0%     $(342)     -57.9%     $(4,245)    34.6%
                                              ========      ====      =====     ======      =======     =====

  The components of the net deferred tax asset at December 31, 2000 and 1999 consist of the following:

                                                                2000                  1999
                                                              -------               -------

Deferred tax assets:
   Current:
      Inventory book / tax differences                           $  2,832                  $935
      Prepaid expenses and other                                    1,540                   515
      Patent litigation                                             1,120
                                                                ---------             ---------
         Subtotal                                                   5,492                 1,450
                                                                ---------             ---------
   Noncurrent:
      Deferred revenue                                              1,538                 1,516
      Tax credits                                                     798                   814
      Intangible assets                                             2,033                 1,094
      Net operating loss carryforward                               5,866                 1,494
      Valuation allowance                                          (8,455)
                                                                ---------             ---------
         Subtotal                                                   1,780                 4,918
                                                                ---------             ---------
         Total deferred tax assets                                  7,272                 6,368
                                                                ---------             ---------

Deferred tax liabilities:
   Current:
      Prepaid assets and other                                         14                    30
                                                                ---------             ---------
         Subtotal                                                      14                    30
                                                                ---------             ---------

   Noncurrent:
      Perpetual license                                            18,168                18,651
      Property and equipment and other                              1,891                   488
                                                                ---------             ---------
         Subtotal                                                  20,059                19,139
                                                                ---------             ---------
         Total deferred tax liabilities                            20,073                19,169
                                                                ---------             ---------
         Net deferred tax liability                              $ 12,801               $12,801
                                                                =========             =========

  At December 31, 2000, the Company had federal and alternative minimum tax ("AMT") net operating loss carryforwards of $16,970 and $15,531, which will begin to expire after the year ended December 31, 2018. The Company also had General Business and AMT tax credit carryforwards of $621 and $176, respectively. At December 31, 2000, a valuation allowance was recorded to reduce the deferred tax asset because recognition of the tax benefit could not be assured.

15.  EARNINGS PER SHARE

  The following table reflects the Company's basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998:


                                                           2000                   1999                 1998
                                                         --------                -------              -------
Net income (loss)                                          $ (22,105)              $   932              $(8,026)
                                                       =============             =========            =========
Weighted average number of shares
   outstanding:
   Basic                                                      10,968                10,720               10,527
   Assumed conversion of stock options                             -                    64                    -
                                                       -------------             ---------            ---------
   Diluted                                                    10,968                10,784               10,527
                                                       =============             =========            =========

Earnings per share:
   Basic                                                    $  (2.02)              $  0.09              $ (0.76)
                                                       =============             =========            =========
   Diluted                                                  $  (2.02)              $  0.09              $ (0.76)
                                                       =============             =========            =========

  For the year ended December 31, 2000, the Company had both stock options and warrants issued to directors, employees, consultants, licensors and a supplier which were not included in the above-assumed conversion to stock options. To have included such stock options and warrants in the computation of earnings per share would have been anti-dilutive to the Company's loss per share.


16.  STOCK BASED COMPENSATION PLANS

  In 1993, the Company adopted, and in 1996, 1997 and 1999 amended, (i) a Stock Option Plan under which non-qualified and incentive stock options (as defined by the Internal Revenue Code) to purchase up to 2,900 shares of the Company's Common Stock which may be issued to officers, directors (other than non-employee directors), employees, consultants, advisers, independent contractors and agents and (ii) a Director Plan under which stock options to purchase up to 300 shares of the Company's Common Stock which may be issued only to non-employee directors. Generally, options have been granted at the fair market value on the date of grant and typically become exercisable at the rate of 20% of the options granted on each of the first through the fifth anniversaries of the date of the grant. Furthermore, options are normally granted for a period of ten years. The Company accounts for these plans under Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, under which no compensation cost has been recognized.

  Had compensation cost for these plans been determined in accordance with SFAS No. 123 -Accounting for Stock - Based Compensation ("Statement 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                2000                  1999                 1998
                                                            --------                 -----              -------

Net income (loss):
    As reported                                            $ (22,105)              $   932             $ (8,026)
                                                         ===========              ========            =========
    Proforma                                               $ (23,089)              $   126             $ (8,914)
                                                         ===========              ========            =========
Earnings (loss) per share:
    As reported -
      Basic                                                 $  (2.02)              $  0.09             $  (0.76)
                                                         ===========              ========            =========
      Diluted                                               $  (2.02)              $  0.09             $  (0.76)
                                                         ===========              ========            =========

    Proforma -
      Basic                                                 $  (2.11)              $  0.01             $  (0.85)
                                                         ===========              ========            =========
      Diluted                                               $  (2.11)              $  0.01             $  (0.85)
                                                         ===========              ========            =========

  Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that which may be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1995 through 2000 grants: risk-free interest at the date of grant which ranged from 3.5% to 7.78%; expected dividend yield of 0.0%; expected lives from 1 to 6 years; and expected volatility between 50 and 60 percent.

  A summary of the status of the Company's stock option plans at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the table below:


(Amounts in thousands                           2000                     1999                     1998
except per option amounts)                     ------                    -----                    -----
                                                     Wtd. Avg.                Wtd. Avg.                Wtd. Avg.
                                                     Exercise                 Exercise                 Exercise
                                         Options       Price      Options       Price      Options       Price
                                         -------     ---------    -------     ---------    -------     ---------
Director Plan:
--------------
Options, beginning of year                   160       $5.6384        110       $6.8796         72      $ 7.5660
Granted                                       55        6.9375         50        2.9076         44        6.9886
Exercised
Cancelled                                                                                       (6)      15.9167
                                     -----------                  -------                  -------
Options, end of year                         215        5.9707        160        5.6384        110        6.8796
                                     ===========                  =======                  =======

Exercisable at end of year                   113        6.2496         67        7.3242         39        8.3158
                                     ===========                  =======                  =======

Weighted average (Wtd. Avg.) fair                      $4.8879                  $2.1266                 $ 5.1941
 value of options granted during the
 year


Employee Plan:
--------------
Options, beginning of year                 1,954       $5.7493      1,950       $5.9662      2,166      $ 5.6220
Granted                                      394        5.5053        250        3.9950        299        5.7024
Exercised                                   (194)       4.2982        (28)       3.8418       (176)       4.2677
Cancelled                                   (391)       6.3822       (218)       5.9193       (339)       4.2677
                                     -----------                  -------                  -------
Options, end of year                       1,763        5.7142      1,954        5.7493      1,950        5.9662
                                     ===========                  =======                  =======

Exercisable at end of year                   827        4.4496      9,305        5.1594        614        5.5815
                                     ===========                  =======                  =======

Weighted average (Wtd. Avg.) fair                      $4.1568                  $2.9355                 $ 4.1814
 value of options granted during the
 year

  The following table summarizes information concerning options outstanding and options exercisable as of December 31, 2000:

(Amounts in thousands                                       Options Outstanding                     Options Exercisable
except per option amounts)                                  -------------------                     -------------------
                                                             Weighted
                                                              Average           Weighted                            Weighted
                                                             Remaining           Average                             Average
                                           Number of        Contractual         Exercise         Number of           Exercise
     Range of Exercise Prices               Options            Life               Price           Options             Price
     ------------------------               -------            ----               -----           -------             -----
Director Plan:
--------------
   $2.7500 - $4.0630                           52                8.2            $ 2.9496                18         $ 3.0246
   $4.3750 - $5.5000                           56                6.0              4.7768                56           4.7768
   $6.9375 - $9.2500                           97                8.5              7.1141                29           7.3895
   $17.2500                                    10                2.9             17.2500                10          17.2500
                                           ------                                                   ------

                                              215                                                      113
                                           ======                                                   ======


Employee Plan:
--------------
   $3.0000 - $4.5000                        1,221               6.2             $ 4.0898               707         $ 4.1053
   $4.5625 - $6.7500                          415               8.1               5.4219                76           5.4661
   $6.8750 - $10.0000                         127               7.8               7.7377                44           8.3674
                                           ------                                                   ------

                                            1,763                                                      827
                                          =======                                                   ======

  Along with the above-discussed stock option plans, the Company may from time to time grant stock warrants to various licensors and as well as other individuals with whom the Company does business. In 1998, the Company entered into various licensing agreements with Hasbro, Inc. and Hasbro, International, Inc. (together, "Hasbro") which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Yahtzee, Monopoly and Battleship. In exchange for these license agreements, the Company granted Hasbro warrants to purchase up to 125 shares of Company common stock for each license. At December 31, 2000, warrants to purchase 375 shares of the Company's common stock were vested with a fair market value of $1,420. In connection with licenses to other properties, the Company has issued an additional 535 warrants not vested at December 31, 2000.


17.  BENEFIT PLANS

  Certain employees of Casino Excitement, Inc. are covered by union-sponsored, collectively bargained, multi-employer, defined benefit plans. The Company's contributions to these plans, as determined in accordance with the provisions of the negotiated labor contracts based on the hours worked, for 2000, 1999 and 1998 were $347, $401 and $401, respectively.

  The Company adopted a savings plan (the "401(k) Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees who are not covered by a collective bargaining unit. The Company's matching contributions for 2000, 1999 and 1998 were $167, $162 and $156, respectively.

18.  CONCENTRATIONS OF CREDIT RISK

  The financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts and installment sales receivable. Product sales are primarily to casinos and gaming equipment manufacturers.

  At December 31, 2000, accounts and installment sales receivable on a operations basis are as follows:

                                                                    Installment
                                                 Accounts              Sales
                                                Receivable           Receivable             Total
                                              --------------       --------------       --------------
Trade receivables:
   Gaming operations                                 $ 8,466               $4,052              $12,518
   Gaming product                                     15,248                1,578               16,826
                                            ----------------     ----------------     ----------------
         Trade receivables                            23,714                5,630               29,344
                                            ----------------     ----------------     ----------------

Other receivables:
   Other                                               1,472                    -                1,472
                                            ----------------     ----------------     ----------------
      Subtotal                                         1,472                    -                1,472
                                            ----------------     ----------------     ----------------

                                                     $25,186               $5,630              $30,816
                                            ================     ================     ================


19.  SEGMENT REPORTING

  The Company's worldwide operations are concentrated in two principal business segments: Gaming Operations and Gaming Products. The Gaming Operations business segment was established in 1993 to develop, acquire, manufacture and distribute proprietary games, and these games have become increasingly important to its business. Increased attention has been given to Gaming Operations because of the high recurring revenues and profit margin potential for this business line. Mikohn owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases either provide for a fixed rental payment or a participation in the game's operating results. Sales of proprietary games are reflected in the reported results of the Company's Gaming Products business segment, while revenues derived from leases are included in the results of its Gaming Operations business segment. The Company's Gaming Products business segment has been providing gaming products and equipment around the world since 1987. First it sold progressive jackpot systems and then it expanded to sign manufacturing as well as other related products. Its gaming products are found in almost every major gaming jurisdiction and include: interior casino signage, exterior signage, electronic components used in progressive jackpot systems, player tracking and information gathering and control systems and gaming machines for sale. A 50% interest in the stock of the Company's Australian operation was divested late in 1999 and, therefore, only 50% of MGA's net loss after taxes is included in revenues effective in 2000. The accounting policies of the segments are the same as those described in Note1 - Description of Business and Summary of Significant Accounting Policies. All inter-segment transactions have been eliminated.

  The Company changed its method of accounting for operating business units from three segments (Signs, Gaming Products and Gaming Operations) at December 31, 1999 to the above discussed business segments of Gaming Operations and Gaming Products at December 31, 2000. Amounts reported in the prior years have been reclassified to be consistent with the Company's current method of reporting.

  Business segment information for the years ended December 31, 2000, 1999 and 1998 consists of:


Business Segments:                                  2000                  1999                 1998
------------------                                 ------                 -----               ------
   Revenues:
      Gaming operations                            $  34,796             $  25,256             $  11,620
      Gaming products                                 65,970                81,628                87,412
                                                  ----------            ----------            ----------

            Total                                  $ 100,766              $106,884              $ 99,032
                                                  ==========            ==========            ==========
   Gross profit:
      Gaming operations                            $  29,844              $ 22,979              $ 10,231
      Gaming products                                 19,455                29,059                28,638
                                                  ----------            ----------            ----------

            Total                                  $  49,299              $ 52,038              $ 38,869
                                                  ==========            ==========            ==========

   Operating income (loss):
      Gaming operations                            $  16,203              $ 11,660              $  2,807
      Gaming products                                   (759)               10,678                 9,137
                                                  ----------            ----------            ----------
         Subtotal                                     15,444                22,338                11,944
      Write-off of assets and other                  (13,049)               (1,352)               (4,493)
      Corporate                                      (13,926)              (12,266)              (12,057)
                                                  ----------            ----------            ----------

            Total                                  $ (11,531)             $  8,720              $ (4,606)
                                                  ==========            ==========            ==========

   Depreciation and amortization:
      Gaming operations                            $   6,346              $  4,832              $  2,711
      Gaming products                                  1,592                 2,030                 1,988
                                                  ----------            ----------            ----------
         Subtotal                                      7,938                 6,862                 4,699
      Corporate                                        3,179                 2,487                 2,172
                                                  ----------            ----------            ----------

            Total                                  $  11,117              $  9,349              $  6,871
                                                  ==========            ==========            ==========

   Assets:
      Gaming operations                            $ 100,112              $ 91,103              $ 84,788
      Gaming products                                 44,748                50,947                58,360
                                                  ----------            ----------            ----------
         Subtotal                                    144,860               142,050               143,148
      Corporate                                       21,886                36,245                24,693
                                                  ----------            ----------            ----------

            Total                                  $ 166,746              $178,295              $167,841
                                                  ==========            ==========            ==========

   Capital expenditures:
      Gaming operations                            $   9,788              $  6,002              $  2,718
      Gaming products                                  1,315                 2,698                 7,711
                                                  ----------            ----------            ----------
         Subtotal                                     11,103                 8,700                10,429
      Corporate                                        1,334                 1,334                   367
                                                  ----------            ----------            ----------

            Total                                  $  12,437              $ 10,034              $ 10,796
                                                  ==========            ==========            ==========

   Corporate expenses:
      Human resources                              $     452              $    604              $    493


Business Segments:                                    2000                  1999                 1998
------------------                                   ------                 -----               ------
      Executive and administration                 $   2,232             $   2,897             $   3,321
      Finance and MIS                                  2,984                 2,381                 2,099
      Legal and compliance                             1,617                 1,062                   754
      Corporate facilities
         management                                      384                   360                   309
      Research and development                           365                   617                   972
      Marketing                                        2,713                 1,858                 1,937
      Depreciation and amortization                    3,179                 2,487                 2,172
                                                   ---------              --------             ---------

         Total                                      $ 13,926              $ 12,266              $ 12,057
                                                   =========              ========             =========

  The following is a description of the costs associated with each of the above departments:

  Human Resources. The Human Resources department is responsible for the following corporate functions: employee relations, labor relations, employment organizational development, records management and administration of the Company's benefit plans. Although most of the Human Resource functions are handled at corporate, each of the manufacturing facilities has its own human resource staff member who not only is responsible for the human resource function for that business segment but whose salary and benefits are also charged to that business segment.

  Executive and Administration. The Executive and Administration department expenses consist of the salary and fringe benefits associated with the office of Chief Executive Officer, Executive Vice President of Operations, and their support staffs. It also includes the cost of the corporate headquarters, including rent and maintenance costs, office equipment, maintenance supplies, and office supplies.

  Finance and MIS. The Finance department expenses consist of the salary and fringe benefits associated with the office of the Chief Financial Officer, Director of Finance, Corporate Controller, Tax and SEC Reporting Manager and their staff. These individuals are responsible for handling most of the accounting functions for all domestic operations including all financial statement preparation for internal and external reporting for both governmental and non-governmental entities. Prior to 1998, the Finance and MIS functions were combined. Although most of the Finance department functions are handled at corporate, each of the manufacturing facilities has its own Finance department staff member who not only is responsible for the accounting functions for that business segment but whose salary and benefits are also charged to that business segment.

  The MIS department is responsible for the following: the determination of, acquisition of, and set-up of computer hardware and software for all domestic operations of the Company. The MIS department expenses include the salary and fringe benefits of the Manager of Information Systems and his staff as well as the cost of computer equipment maintenance, data lines and related costs.

  Legal and Compliance. The Legal and Compliance department expense consists of the salary and fringe benefits associated with the office of General Counsel, Executive Director of Compliance and Patent Counsel as well as their support staff. The Legal and Compliance department is responsible for the administration of all gaming licensing in more than 160 jurisdictions in which the Company is licensed. In addition, this department is responsible for the coordination of the shipping of all Company products to jurisdictions, that requiring regulatory approval prior to placing products in a casino.

  Corporate Facilities Management. The Corporate Facilities Management department is responsible for the maintenance of the corporate headquarters building in Las Vegas as well as five other facilities of the Company in the Las Vegas area. Transportation of inter-company mail to those same five facilities in Las Vegas as well as distribution of mail to individual offices at the corporate headquarters and outgoing mail are handled by this department as well.

  Research and Development. The Research and Development department is responsible for the development of all the Company's products including ongoing upgrades of the Company's technology based products such as systems, slot machines and table games. All of the costs of developing a product from inception until the product is released to the Product Development / Production departments are included in this department. In addition, all of the costs of testing these products at the various gaming jurisdictions and approved laboratories are included as well.

  Marketing. In conjunction with the Company's executive management, the Marketing department is responsible for establishing corporate policies, statements and operational procedures to create and continuously seek to present a positive image of the Company to key stakeholders including investors, customers and employees. In addition, it is also responsible for formulating, recommending and implementing marketing policies and programs in the areas of customer and sales support, advertising, promotions, public relations, investor relations and related activities.

  Depreciation and Amortization. Depreciation and amortization for all corporate functions are reported together grouped into one caption.

  The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the years ended December 31, 2000, 1999 and 1998 consists of:


Geographic Operations:                        2000                    1999                    1998
---------------------                       --------                --------                --------
Revenue:
   North America                               $ 92,278                $ 86,876                $ 82,489
   Australia / Asia                                (215)                  7,773                   5,817
   Europe / Africa                                7,055                  10,117                   8,955
   South America                                  1,648                   2,118                   1,771
                                              ---------               ---------               ---------
                                               $100,766                $106,884                $ 99,032
                                              =========               =========               =========
Gross profit:
   North America                               $ 48,206                $ 46,246                $ 31,930
   Australia / Asia                                (215)                  2,249                   2,372
   Europe / Africa                                  657                   2,490                   3,886
   South America                                    651                   1,053                     681
                                              ---------               ---------               ---------
                                               $ 49,299                $ 52,038                $ 38,869
                                              =========               =========               =========

Operating income (loss):
   North America                               $ (9,821)               $  8,327                $ (5,782)
   Australia / Asia                                (215)                   (291)                    217
   Europe / Africa                               (1,088)                    780                     783
   South America                                   (407)                    (96)                    176
                                              ---------               ---------               ---------
                                               $(11,531)               $  8,720                $ (4,606)
                                              =========               =========               =========


Geographic Operations:                          2000                    1999                    1998
---------------------                         --------                --------                --------
Depreciation and amortization:
   North America                               $ 10,890                $  8,904                $  6,741
   Australia / Asia                                                         149                      31
   Europe / Africa                                  161                     230                      90
   South America                                     66                      66                       9
                                              ---------               ---------               ---------
                                               $ 11,117                $  9,349                $  6,871
                                              =========               =========               =========

Assets:
   North America                               $162,725                $171,624                $157,076
   Australia / Asia                                                         558                   4,620
   Europe / Africa                                2,164                   4,318                   4,702
   South America                                  1,857                   1,795                   1,443
                                              ---------               ---------               ---------
                                               $166,746                $178,295                $167,841
                                              =========               =========               =========

Capital expenditures:
   North America                               $ 12,286                $  9,689                $ 10,266
   Australia / Asia                                                         127                     218
   Europe / Africa                                   68                     113                      83
   South America                                     83                     105                     229
                                              ---------               ---------               ---------
                                               $ 12,437                $ 10,034                $ 10,796
                                              =========               =========               =========

20. SUBSEQUENT EVENTS

  As of December 31, 2000, the Company was in non-compliance of certain covenants relating to its Term Loans A and B and its Revolver with First Source. Due to the nature of these covenants, we found it necessary to amend the existing credit agreement and certain covenants in order to avoid the occurrence of non-compliance during 2001. On April 5, 2001, the Company completed a "Waiver and Fourth Amendment to Amended and Restated Credit Agreement." This amendment provides for an increase of 50 basis points over current interest rates, an amendment fee of $206 and an additional fee of $1,200 or $2,000 payable ratably over four months, starting October 31, 2001. If the Company reduces the outstanding principal balance on the aforementioned debt to $65,000 or less by October 1, 2001, the additional fee will be $1,200. Otherwise, if the outstanding principal balance is greater than $65,000 on that date, the additional fee will be $2,000. Additionally, the prepayment penalty for Term Loan A has been waived until December 31, 2001, if the Company prepays the Loans in full prior to that date. The new rates in effect after the amendment are:
Term Loan A, Prime plus 325 basis points or LIBOR plus 425 basis points; Term Loan B, a fixed 11.25%; the Revolver, Prime plus 275 basis points or LIBOR plus 375 basis points.

MIKOHN GAMING CORPORATION
QUARTERLY RESULTS OF OPERATIONS (unaudited)

                                  1ST                 2ND                 3RD                 4TH                 ANNUAL
                                 -----               -----               -----               -----               --------
Revenues:
   2000                            $22,323             $25,951             $28,248            $ 24,244             $100,766
                                 =========            ========            ========           =========            =========
   1999                            $25,175             $29,010             $25,834            $ 26,865             $106,884
                                 =========            ========            ========           =========            =========

Gross profit:
   2000                            $12,414             $14,789             $14,413            $  7,683             $ 49,299
                                 =========            ========            ========           =========            =========
   1999                            $12,831             $13,856             $12,537            $ 12,814             $ 52,038
                                 =========            ========            ========           =========            =========

Net income (loss):
   2000                            $   202             $ 1,634             $   780            $(24,721)            $(22,105)
                                 =========            ========            ========           =========            =========
   1999                            $   911             $ 1,183             $   830            $ (1,992)            $    932
                                 =========            ========            ========           =========            =========

Weighted average shares outstanding:
   Basic -
      2000                          10,837              10,958              11,021              11,055               10,968
                                 =========            ========            ========           =========            =========
      1999                          10,675              10,707              10,730              10,769               10,720
                                 =========            ========            ========           =========            =========

   Diluted -
      2000                          10,964              11,088              11,178              11,055               10,968
                                 =========            ========            ========           =========            =========
      1999                          10,675              10,708              10,747              10,769               10,784
                                 =========            ========            ========           =========            =========

Net income (loss) per share:
   Basic -
      2000                         $  0.02             $  0.15             $  0.07            $  (2.24)            $  (2.02)
                                 =========            ========            ========           =========            =========
      1999                         $  0.09             $  0.11             $  0.08            $  (0.18)            $   0.09
                                 =========            ========            ========           =========            =========
   Diluted -
      2000                         $  0.02             $  0.15             $  0.07            $  (2.24)            $  (2.02)
                                 =========            ========            ========           =========            =========
      1999                         $  0.09             $  0.11             $  0.08            $  (0.18)            $   0.09
                                 =========            ========            ========           =========            =========

1. During the fourth quarter of 2000, the Company determined that certain of its older non-branded slot machines games, surveillance assets and prepaid royalties related to a licensing agreement had balance sheet values in excess of their present realizable value, resulting in charges to revalue fixed assets, accounts receivable, inventories, prepaid royalties, proprietary rights and goodwill to realizable value for older slot products of $5,285, surveillance assets of $1,064, prepaid royalties of $3,356 million and other of $143. See Note 10 Write-off Of Assets and Other and Extraordinary Item. On March 27, 2001, a jury returned a verdict in favor of Acres Gaming, Inc. against the Company. See Note 13 -Commitments and Contingencies. The jury's award of $1.5 million has been included in the accompanying statement of operations. In addition, the Company has recorded an impairment to the value of capitalized patent costs related to this judgement amounting to $1.7 million which has also been included within this balance in the statement of operations.

2. During the fourth quarter of 1999, the Company (i) incurred a non-recurring asset write-off of $1,352 related to our P&M Coin product line, which includes our Classic slot machine games and (ii) entered into an agreement settling a complex and long-standing series of lawsuits between PGI and Shuffle Master arising out of claims by PGI that several table games offered by Shuffle Master infringed numerous patents held by PGI (now held by the Company). See Note 10 -Write-off of Assets and Other and Extraordinary Item and Note 12 - Deferred License Fees.

3. The sum of the quarterly earnings per common share does not equal the amount reported for the year in total as the quarterly calculations are made independently during the year.

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


Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

  The information required by Items 10 through 13 is set forth under the captions "Election of Directors," "Management," "Executive Compensation," "Principal Stockholders" and "Certain Transactions" in Mikohn Gaming Corporation's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference as if set forth in full.


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

    21.1       Subsidiaries

    23.1       Consent of Arthur Andersen LLP

    23.2       Consent of Deloitte & Touche LLP

    *  Management contracts and compensation plans

    (b)        Reports on Form 8-K filed during the last quarter of 2000.

               None

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MIKOHN GAMING CORPORATION


April 13, 2001                     By:                /s/  Don W. Stevens
                                        --------------------------------------
                                          Don W. Stevens, Executive Vice
                                          President, Treasurer, Principal
                                                  Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                    Title                    Date
       ---------                    -----                    ----

 /s/   David J. Thompson      Chairman of the             April 13, 2001
---------------------------   Board, President and
David J. Thompson             Chief Executive Officer



 /s/   Dennis A. Garcia       Executive Vice President    April 13, 2001
---------------------------   Director
Dennis A. Garcia


 /s/  Bruce E. Peterson       Director                    April 13, 2001
---------------------------
Bruce E. Peterson


 /s/  Terrance W. Oliver      Director                    April 13, 2001
---------------------------
Terrance W. Oliver


 /s/  John K. Campbell        Director                    April 13, 2001
---------------------------
John K. Campbell


 /s/ James E. Meyer           Director                    April 13, 2001
---------------------------
James E. Meyer


 /s/   Douglas M. Todoroff    Director                    April 13, 2001
---------------------------
Douglas M. Todoroff