Form 10-Q
period 2001-03-31
MIKOHN GAMING CORP
filed 2001-05-15
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:          March 31, 2001
                               -----------------------------------------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from          to
                                                         _________   _________

Commission File Number:                  0-22752
                       -------------------------------------------------------

                           MIKOHN GAMING CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Nevada                                                             88-0218876
---------------------------------                                   ------------------------------------
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification Number)


                            920 Pilot Road, Las Vegas, NV  89119
                    -----------------------------------------------------
                    (Address of principal executive office and zip code)


                                    (702) 896-3890
                    -----------------------------------------------------
                    (Registrant's telephone number, including area code)


         ------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     YES    X     NO
         -------     -------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

      11,141,882                       as of                  May  9, 2001
------------------------                                ------------------------
(Amount Outstanding)                                              (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
Part I    FINANCIAL INFORMATION
          Item 1.  Condensed Consolidated Financial Statements
                    Condensed Consolidated Balance Sheets at March 31, 2001
                    (Unaudited) and December 31, 2000                                      2

                    Condensed Consolidated Statements of Operations for the three
                    months ended March 31, 2001 and 2000 (Unaudited)                       4

                    Condensed Consolidated Statements of Cash Flows for the three
                    months ended March 31, 2001 and 2000 (Unaudited)                       5

                    Notes to Condensed Consolidated Financial Statements                   6
                    (Unaudited)

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                  13

Part II   OTHER INFORMATION
          Item 6.  Exhibits and Reports on Form 8-K                                       18

                                       MIKOHN GAMING CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands except per share amounts)                   March 31,
                                                                    2001                    December 31,
                                                                 (Unaudited)                    2000
                                                                 -----------                    ----
               ASSETS
               ------
Current assets:
   Cash and cash equivalents                                           $    506                 $    462
   Accounts receivable, net                                              19,546                   21,195
   Notes receivable-related parties - current                             2,794                    2,528
   Installment sales receivable - current                                 2,691                    2,724
   Inventories, net                                                      26,276                   23,882
   Prepaid expenses                                                       3,973                    3,964
   Deferred tax asset - current                                           5,478                    5,478
                                                                       --------                 --------
      Total current assets                                               61,264                   60,233

Notes receivable - related parties - noncurrent                             160                      158
Installment sales receivable - noncurrent                                 2,906                    2,906
Property and equipment, net                                              25,048                   25,815
Intangible assets                                                        65,160                   65,681
Goodwill                                                                  4,328                    4,145
Other assets                                                              7,254                    7,250
Net assets of business transferred under contractual agreement              558                      558
                                                                       --------                 --------
      Total assets                                                     $166,678                 $166,746
                                                                       ========                 ========

See notes to condensed consolidated financial statements

                                        MIKOHN GAMING CORPORATION
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share amounts)                         March 31,
                                                                          2001                 December 31,
                                                                      (Unaudited)                 2000
                                                                      -----------                 ----
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
   Long-term debt and notes payable - current                           $  2,204                $  2,149
   Trade accounts payable                                                  7,230                   8,894
   Customer deposits                                                       3,215                   2,635
   Accrued and other current liabilities                                   8,923                   8,052
   Deferred revenues - current                                             1,428                   1,075
   Deferred license fees - current                                           395                     451
                                                                        --------                --------
      Total current liabilities                                           23,395                  23,256

Long-term debt - noncurrent                                               84,236                  84,949
Deferred revenue - noncurrent                                              3,492                   3,397
Deferred tax liability - noncurrent                                       18,279                  18,279
Deferred license fees - noncurrent                                         1,372                   1,411
Deposit on net assets transferred under contractual agreement              4,749                   4,749
Other liabilities                                                          1,500                   1,500
                                                                        --------                --------
      Total liabilities                                                  137,023                 137,541
                                                                        --------                --------

Commitments and contingencies (see Note 5)

Stockholders' equity:
   Preferred stock, $0.10 par value, 5,000 shares
      authorized, none issued and outstanding
   Common stock, $0.10 par value, 100,000 shares
      authorized, 11,087 and 11,087 shares issued and
      outstanding                                                          1,109                   1,109
   Additional paid-in capital                                             56,681                  56,677
   Stockholders' notes receivable                                         (1,023)                 (1,023)
   Foreign currency translation                                             (987)                   (987)
   Accumulated deficit                                                   (25,897)                (26,343)
                                                                         --------                --------
      Subtotal                                                            29,883                  29,433
   Less treasury stock, 19 shares, at cost                                  (228)                   (228)
                                                                        --------                --------
      Total stockholders' equity                                          29,655                  29,205
                                                                        --------                --------


      Total liabilities and stockholders' equity                        $166,678                $166,746
                                                                        ========                ========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              For the Three Months Ended March 31, 2001 and 2000


(Amounts in thousands except per share amounts)


                                                                    2001                         2000
                                                                  -------                      -------
Revenues:
   Gaming operations                                              $ 9,824                      $ 6,593
   Product sales                                                   16,247                       15,730
                                                                  -------                      -------
                                                                   26,071                       22,323
                                                                  -------                      -------

Costs and expenses:
   Gaming operations                                                5,978                        3,374
   Product sales                                                   15,111                       13,414
   Corporate                                                        2,303                        2,984
                                                                  -------                      -------
                                                                   23,392                       19,772
                                                                  -------                      -------

Operating income:
   Gaming operations                                                3,846                        3,219
   Product sales                                                    1,136                        2,316
   Corporate                                                       (2,303)                      (2,984)
                                                                  -------                      -------
                                                                    2,679                        2,551

Other income and (expense):
   Interest expense                                                (2,458)                      (2,339)
   Other income and (expense)                                         225                           50
                                                                  -------                      -------
      Income before income tax provision                              446                          262

Income tax provision                                                                               (60)
                                                                  -------                      -------

Net income                                                        $   446                      $   202
                                                                  =======                      =======


Weighted average common shares:
   Basic                                                           11,068                       10,837
                                                                  =======                      =======
   Diluted                                                         11,072                       10,964
                                                                  =======                      =======

Earnings per share information:
   Basic:                                                         $  0.04                      $  0.02
                                                                  =======                      =======
   Diluted:                                                       $  0.04                      $  0.02
                                                                  =======                      =======


See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Three Months Ended March 31, 2001 and 2000

(Amounts in thousands)


                                                                                     2001                   2000
                                                                                   -------                -------
Cash flows from operating activities:
   Net income                                                                      $   446                $   202
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                                   1,633                  1,367
      Amortization                                                                   1,154                  1,172
      Provision for bad debts                                                          271
      Reserve for obsolete inventory                                                   121                     45
      Loss on sale of assets                                                           579
   Changes in assets and liabilities:
      Accounts receivable                                                            1,378                  8,377
      Notes receivable - related parties                                              (268)                   249
      Installment sales receivable                                                      33                    100
      Inventories                                                                     (257)                (2,783)
      Prepaid expenses                                                                  (9)                  (551)
      Other assets                                                                     (47)
      Trade accounts payable                                                        (1,664)                (4,787)
      Accrued and other current liabilities                                            602                   (494)
      Customer deposits                                                                580                 (1,944)
      Deferred revenue                                                                  70
      Deferred taxes                                                                                         (121)
                                                                                   -------                -------

Net cash provided by operating activities                                            4,622                    832
                                                                                   -------                -------

Cash flows from investing activities:
   Purchase of inventory leased to others                                           (4,800)                (1,644)
   Proceeds from sale leaseback transactions                                         2,500
   Purchase of property and equipment                                               (1,378)                  (318)
   Proceeds from sales of property and equipment                                       353                    859
   Increase in intangible assets                                                      (500)                  (135)
                                                                                   -------                -------

Net cash used in investing activities                                               (3,825)                (1,238)
                                                                                   -------                -------

Cash flows from financing activities:
   Proceeds from long-term debt and notes payable                                       34                  3,207
   Principal payments on notes payable and long-term debt                             (340)                (2,820)
   Principal payments of deferred license fees                                         (95)                  (144)
   Proceeds from capital lease transactions                                             19
   Principal payments on capital leases                                               (371)
   Proceeds from sale of common stock                                                                         756
                                                                                   -------                -------

Net cash provided by (used in) financing activities                                   (753)                   999
                                                                                   -------                -------

Increase  in cash and cash equivalents                                                  44                    593

Cash and cash equivalents, beginning of period                                         462                     48
                                                                                   -------                -------

Cash and cash equivalents, end of period                                           $   506                $   641
                                                                                   =======                =======

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - GENERAL

  These condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at March 31, 2001, the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

  Certain items reported in the prior year have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated. Amounts reported in prior years have been adjusted to be consistent with the Company's current reporting of intercompany activity. All amounts reported in this section are rounded to the nearest thousand unless otherwise stated.


NOTE 2 - REVENUE RECOGNITION

  The Company recognizes revenue depending on the line of business as follows:

  Product sales are executed by a signed contract or customer purchase order. Revenue is recognized when the completed product is delivered. If the agreement calls for Mikohn to perform an installation after delivery, revenue, related to the installation, is recognized when the installation has been completed and accepted by the customer.

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

  A System Acquisition and Services Agreement between TAB and the Company requires the Company to provide hardware and software to operate a wide area progressive jackpot system in New South Wales, Australia. Under this agreement, the Company is to provide the hardware component of the system at cost and will receive a software license fee of $(AUD)50.00 per month per device commencing upon delivery of the system. Capitalized costs related to this project were $2,291 at March 31, 2001.


NOTE 4 - INVENTORIES

           Inventories at March 31, 2001 and December 31, 2000 consist of the following:

                                                  March 31,  December 31,
                                                    2001        2000
                                                    ----        ----
Raw materials                                     $13,553      $13,308
Finished goods                                     11,792        9,580
Work-in-progress                                    5,325        6,296
                                                  -------      -------
   Subtotal                                        30,670       29,184
Reserve for obsolete inventory                     (4,394)      (5,302)
                                                  -------      -------
   Total                                          $26,276      $23,882
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

  The Company is a plaintiff in a suit entitled Mikohn Gaming Corporation v. Acres Gaming, Inc., Case No. CV-S-97-1383-EJW, pending in the United States District Court for the District of Nevada. This action was filed on October 2, 1997 seeking, among other things, a declaratory judgment that our MoneyTime(TM) system did not infringe a patent issued to Acres in August 1997.

Subsequent to the filing of this action, three additional patents were issued to Acres. As each patent was issued, Acres brought a separate suit against Mikohn for patent infringement. All three suits were ultimately consolidated with the first action. The consolidated action went to trial before a jury on March 14, 2001. On March 27, 2001, the jury returned a verdict finding that the MoneyTime(TM) system infringed two of the four patents and awarded damages of $1,500 to Acres. We intend to vigorously pursue post-trial motions to overturn the jury verdict and, if necessary, to appeal to the Federal Circuit Court of Appeals.

  The Company is addressing tax issues relating to its table games operations. They are summarized below:

  New Jersey Sales Tax Audit Issue. The State of New Jersey (the "State") Division of Taxation audited Mikohn's sales tax returns and issued a Notice of Assessment Related to Final Audit Determination in the amount of $406 plus interest of $201. At issue is how the Company accounts for and remits sales tax on its table game leases. Previously, the Company remitted sales tax on a monthly basis based on the amounts invoiced to its casino customers. It is the State's position and the Company now concurs, that the Company, as the lessor of the table game, is the end user and is thus ultimately responsible for the sales tax at the inception of the lease. At issue is the method of computation of the use tax due. It is the Company's contention that use tax should be based upon the lessor's purchase price for the equipment, materials and other tangible personal property purchased for lease rather than on the lease revenue stream. The State has assessed the Company for the entire amount of the sales tax liability based on the lease revenue stream and interest from the original date of the leases. In July 1999, the Company objected to the assessment, filed a protest and paid the use tax due based upon the purchase price of the equipment, materials and other tangible personal property.

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


NOTE 6 - SEGMENT REPORTING

  The Company's worldwide operations are concentrated in two principal business segments: Gaming Operations and Product Sales. The Gaming Operations business segment was established in 1993 to develop, acquire, manufacture and distribute proprietary games, and these games have become increasingly important to its business. Increased attention has been given to Gaming Operations because of the high recurring revenues and profit margin potential for this business line. Mikohn owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases either provide for a fixed rental payment or a participation in the game's operating results. Sales of proprietary games are reflected in the reported results of the Company's Product Sales business segment, while revenues derived from leases are included in the results of its Gaming Operations business segment. The Company's Product Sales business segment has been providing gaming products and equipment around the world since 1987. First it sold progressive jackpot systems and then it expanded to sign manufacturing as well as other related products. Product sales are found in almost every major gaming jurisdiction and include: interior casino signage, exterior signage, electronic components used in progressive jackpot systems, player tracking and information gathering and control systems and gaming machines for sale. A 50% interest in the stock of the Company's Australian operation was divested late in 1999 and, therefore, only 50% of MGA's net loss after taxes is included in revenues effective in 2000.

  Business segment information for the quarters ended March 31, 2001 and 2000 consist of:

                                                  March 31,
                                                  ---------
                                            2001             2000
                                          -------          -------
Business Segments:
------------------

Revenues:
   Gaming operations                      $ 9,824          $ 6,593
   Product sales                           16,247           15,730
                                          -------          -------
                                          $26,071          $22,323
                                          =======          =======

Gross profit:
   Gaming operations                      $ 8,158          $ 6,039
   Product sales                            5,273            6,375
                                          -------          -------
                                          $13,431          $12,414
                                          =======          =======

Operating income:
   Gaming operations                      $ 3,846          $ 3,219
   Product sales                            1,136            2,316
   Corporate                               (2,303)          (2,984)
                                          -------          -------
                                          $ 2,679          $ 2,551
                                          =======          =======

Income before income tax:
   Gaming operations                      $ 2,956          $ 3,115
   Product sales                              307            3,373
   Corporate                               (2,817)          (6,226)
                                          -------          -------
                                          $   446          $   262
                                          =======          =======

  The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the quarters ended March 31, 2001 and 2000 consists of:

Geographic Operations:
----------------------

Revenues:
   North America                          $24,231          21,038
   Australia / Asia                           (57)           (147)



                                                  March 31,
                                                  ---------
                                            2001            2000
                                            ----            ----
   Europe / Africa                          1,480           1,263
   South America                              417             169
                                          -------         -------
                                          $26,071         $22,323
                                          =======         =======

Gross profit:
   North America                          $12,827         $12,039
   Australia / Asia                           (57)           (147)
   Europe / Africa                            490             495
   South America                              171              27
                                          -------         -------
                                          $13,431         $12,414
                                          =======         =======

Operating income:
   North America                          $ 3,003         $ 2,745
   Australia / Asia                           (57)           (147)
   Europe / Africa                           (183)            153
   South America                              (84)           (200)
                                          -------         -------
                                          $ 2,679         $ 2,551
                                          =======         =======

Income before income tax:
   North America                          $   806         $   624
   Australia / Asia                           (57)           (147)
   Europe / Africa                           (213)             28
   South America                              (90)           (243)
                                          -------         -------
                                          $   446         $   262
                                          =======         =======

  The following departments are included in corporate expense:

Department:
-----------

                                                  March 31,
                                                  ---------
                                            2001            2000
                                            ----            ----
Human resources                            $  121          $  104
Executive and administration                  166             502
Finance and MIS                               890             658
Legal and compliance                          178              29
Corporate facilities management               103              81
Research and development                        0             224
Marketing                                     114             594
Depreciation and amortization                 731             792
                                           ------          ------
   Total                                   $2,303          $2,984
                                           ======          ======

NOTE 7 - RECENTLY ADOPTED ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 beginning January 1, 2001. There was no effect on the financial position or results of operations of the Company related to the adoption of SFAS 133.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

REVENUES

                                                                                     Change
                                                                            ------------------------
Business Segment                               2001              2000          Amount         %            Comment
----------------                             -------           -------        --------     --------       ---------
    Gaming operations                        $ 9,824           $ 6,593         $3,231        49.0%            1
    Product sales                             16,247            15,730            517         3.3%            2
                                             -------           -------         ------
       Total                                 $26,071           $22,323         $3,748        16.8%
                                             =======           =======         ======
Percentage of total revenues:
    Gaming operations                           37.7%             29.5%
    Gaming products                             62.3%             70.5%
                                             -------           -------
        Total                                  100.0%            100.0%
                                             =======           =======


1 Gaming operations revenues for the quarter ended March 31, 2001 increased by $3,231 or 49% from $6,593 for the quarter ended March 31, 2000 to $9,824. The increase was due to: (i) an increase of 2,107 in the installed base of leased slot machines, from 537 branded units at March 31, 2000 as compared with 2,644 units at March 31, 2001 resulting in an increase in recurring revenues of $3,256, (ii) a small decrease in the number of table games under lease which caused a drop in revenues of $25 from the quarter ended March 31, 2000.

2 Product sales revenues for the quarter ended March 31, 2001 increased by $517 or 3% from $15,730 for the quarter ended March 31, 2000 to $16,247. The increase is primarily due to: (i) an increase in exterior signs revenue of $1,268 related to new projects for Bally's Park Place and Player's Lake Charles and (ii) an increase in our European and South American operations of $465, offset by (iii) a decrease in interior signs of $1,063 due to two large projects that were not matched in the first quarter of 2001.

OPERATING INCOME

                                                                                       Change
                                                                             ------------------------
Business Segment                              2001             2000            Amount           %            Comment
----------------                            -------          -------         ---------       --------       ---------
    Gaming operations                       $ 3,846          $ 3,219           $   627         19.5%              1
    Product sales                             1,136            2,316            (1,180)       -50.9%              2
                                            -------          -------           -------
    Total segment
      operating income                        4,982            5,535              (553)       -10.0%

    Corporate                                (2,303)          (2,984)              681         22.8%              3
                                            -------          -------           -------

    Total operating income                  $ 2,679          $ 2,551           $   128          5.0%
                                            =======          =======           =======


1 Gaming operations operating income for the quarter ended March 31, 2001 increased by $627 or 20% from $3,219 for the quarter ended March 31, 2000 to $3,846. The increase is primarily due to increased revenues for the quarter partially offset by: (i) costs associated with removing and refurbishing 300 slot machines in order to place them in more profitable locations; (ii) rent expense related to the Company's use of operating leases to finance slot machine production and placement costs and (iii) credits recognized in the quarter ended March 31, 2000 for anticipated Y2K costs that were not incurred, thereby reducing expenses for the period which were not matched in the first quarter of 2001.

2 Product sales operating income for the quarter ended March 31, 2001 decreased by $1,180 or 51% from $2,316 for the quarter ended March 31, 2000 to $1,136. The decrease was primarily due to (i) a decrease in gross margins of 8 points due to a change in our product mix from higher margin casino system sales for the first quarter of 2000 to lower margin display products for the first quarter of 2001 and (ii) a number of interior sign projects that were sold at lower than normal prices.

3 Corporate expenses for the quarter ended March 31, 2001 decreased by $681 or 23% to $2,303 from $2,984 for the quarter ended March 31, 2000. The decrease is primarily due to: (i) a decrease in bonus expense of $221 as certain employees elected to apply bonuses paid in 1999 and 2000 to future bonuses to be earned and (ii) a decrease in marketing expense.

  Depreciation and amortization expenses, discussed below, have been allocated to the segments and are included in operating income.

  Depreciation expense for the three months ended March 31, 2001 increased by 19% or $266, from $1,367 for the three months ended March 31, 2000 to $1,633 for the three months ended March 31, 2001. This increase is due primarily to increased depreciation associated with the Company's capitalization of gaming equipment leased to others.

  Amortization expense for the three months ended March 31, 2001 decreased by 2% or $18, from $1,172 for the three months ended March 31, 2000 to $1,154 for the three months ended March 31, 2001. This decrease is primarily due to the write-off at December 31, 2000 of capitalized patent costs related to a patent lawsuit, covenants not to compete and goodwill related to the acquisition of P&M Coin, and goodwill related to our surveillance and security business.

INTEREST EXPENSE

  Interest expense for the three months ended March 31, 2001 increased by 5% or $119, from $2,339 for the three months ended March 31, 2000 to $2,458 for the three months ended March 31, 2001. This increase is due primarily to higher average interest rates on all outstanding debt partially offset by a reduction in outstanding debt. The average interest rate, which includes amortization of loan costs, on the average outstanding debt for the three months ended March 31, 2001 was 11.1% as compared to 10.8% for the three months ended March 31, 2000.

OTHER INCOME AND EXPENSE

  Other income for the three months ended March 31, 2001 increased by 350% or $175, from income of $50 for the three months ended March 31, 2000 to $225 for the three months ended March 31, 2001.

  Interest income, included above, for the three months ended March 31, 2001 increased by 95% or $81, from $85 for the three months ended March 31, 2000 to $166 for the three months ended March 31, 2001.

INCOME TAX PROVISION

  The income tax provision for the three months ended March 31, 2001 was zero due to the utilization of net operating loss carryforwards. The income tax provision for the three months ended March 31, 2000 was $60 for an effective tax rate of 23%.

EARNINGS PER SHARE

  Both basic and diluted earnings per share for the three months ended March 31, 2001 were $0.04 on basic and diluted weighted average common shares outstanding of 11,068 and 11,072, respectively. For the three months ended March 31, 2000, both basic and diluted earnings per share were $0.02 on basic and diluted weighted average common shares outstanding of 10,837 and 10,964, respectively.


LIQUIDITY AND CAPITAL RESOURCES

  For the three months ended March 31, 2001, the Company had net income of $446 as compared to net income of $202 for the three months ended March 31, 2000.

  Net cash and cash equivalents at quarter end increased by $44 from $462 at December 31, 2000 to $506 at March 31, 2001. Working capital increased to $37,869 in 2001 from $36,977 at December 31, 2000. We expect that cash provided from operating activities and our ability to finance new proprietary games with lease financing will be sufficient to meet our cash requirements during the remainder of 2001. Nevertheless, we intend to explore more cost-effective financing alternatives which may have less of an impact on our operating income than such lease arrangements.

  Cash provided by operating activities was $4,622 for the three months ended March 31, 2001. The significant items comprising the cash provided for the quarter were net income of $446 increased by non-cash charges for depreciation, amortization and valuation allowances of

$3,179. Significant changes in operating assets and liabilities were: (i) a decrease in accounts receivable of $1,378; (ii) an increase in accrued and other current liabilities of $602 and (iii) a decrease in trade accounts payable of $1,664.

  Cash used in investing activities for the three months ended March 31, 2001 was $3,825. The significant items affecting cash were: (i) proceeds of $2,500 received from sale-leaseback transactions involving gaming equipment leased to others, which was offset by the cost of inventory leased to others of $4,800, and (ii) capital expenditures of $1,378.

  Net cash used by financing activities for the three months ended March 31, 2001 was $753 principally related to payments on our revolving line of credit and capital leases.

  As of December 31, 2000, the Company was in non-compliance of certain covenants relating to its Term Loans A and B and its Revolving loan ("Revolver") with First Source Financial LLP. Due to the nature of these covenants, we found it necessary to amend the existing credit agreement and certain covenants in order to avoid the occurrence of non-compliance during 2001. On April 5, 2001, the Company completed a "Waiver and Fourth Amendment to Amended and Restated Credit Agreement." This amendment provides for an increase of 50 basis points over current interest rates, an amendment fee of $206 and an additional fee of $1,200 or $2,000 payable ratably over four months, starting October 31, 2001.
If the Company reduces the outstanding principal balance on the aforementioned debt to $65,000 or less by October 1, 2001, the additional fee will be $1,200. Otherwise, if the outstanding principal balance is greater than $65,000 on that date, the additional fee will be $2,000. Additionally, the prepayment penalty for Term Loan A has been waived until December 31, 2001, if the Company prepays the Loans in full prior to that date. The new rates in effect after the amendment are: Term Loan A, Prime plus 325 basis points or LIBOR plus 425 basis points; Term Loan B, a fixed rate of 11.25%; the Revolver, Prime plus 275 basis points or LIBOR plus 375 basis points.

                           MIKOHN GAMING CORPORATION
                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
A.          Exhibits:

B.          Reports on Form 8-K:
            None.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                          MIKOHN GAMING CORPORATION, Registrant



                                          BY: /S/       Donald W. Stevens
                                              ----------------------------------
                                               Donald W. Stevens, Executive Vice
                                                President, Treasurer, Principal
                                                        Financial Officer
Dated:  May 11, 2001