Form 10-Q
period 2001-06-30
MIKOHN GAMING CORP
filed 2001-08-13
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended: June 30, 2001
                                ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________

Commission File Number:             0-22752
                       ---------------------------------------------------------

                           MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Nevada                                   88-0218876
----------------------------------------         -------------------------------
     (State or other jurisdiction of              (IRS Employer Identification
      incorporation or organization)                        Number)



                     920 Pilot Road, Las Vegas, NV  89119
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

     YES   X      NO _____
         -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:


        11,209,757                as of           July 30, 2001
---------------------------                 -------------------------
   (Amount Outstanding)                              (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
Part I    FINANCIAL INFORMATION
          Item 1.   Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets at June 30, 2001
                    (Unaudited) and December 31, 2000                                      2

                    Condensed Consolidated Statements of Operations (Unaudited)
                    for the Three and Six Months ended June 30, 2001 and 2000              4

                    Condensed Consolidated Statements of Cash Flows (Unaudited)
                    for the Six Months ended June 30, 2001 and 2000                        5

                    Notes to Condensed Consolidated Financial Statements (Unaudited)       6

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                 13

Part II   OTHER INFORMATION

          Item 2.   Changes in Securities and Use of Proceeds                             20

          Item 4.   Submission of Matters to a Vote of Security Holders                   20

          Item 6.   Exhibits and Reports on Form 8-K                                      21

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)                                     June 30, 2001       December 31,
                                                            (Unaudited)           2000
                                                           -------------       ------------
                                    ASSETS
                                    ------

Current assets:
   Cash and cash equivalents                                $    577            $    462
   Accounts receivable, net                                   19,790              21,195
   Notes receivable - related parties - current                2,567               2,528
   Installment sales receivable - current                      2,126               2,724
   Inventories, net                                           24,022              23,882
   Prepaid expenses                                            4,576               3,964
   Deferred tax asset - current                                5,478               5,478
                                                            --------            --------
      Total current assets                                    59,136              60,233

Notes receivable - related parties - noncurrent                  151                 158
Installment sales receivable - noncurrent                      3,656               2,906
Property and equipment, net                                   31,331              25,815
Intangible assets                                             64,341              65,681
Goodwill                                                       4,188               4,145
Other assets                                                   6,829               7,250
Net assets of business transferred under contractual
   agreement                                                     558                 558
                                                            --------            --------

Total assets                                                $170,190            $166,746
                                                            ========            ========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)                                     June 30, 2001       December 31,
                                                           (Unaudited)            2000
                                                           -------------       ------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
   Long-term debt and notes payable - current               $ 16,255            $  2,149
   Trade accounts payable                                      8,559               8,894
   Customer deposits                                           2,448               2,635
   Accrued and other current liabilities                       8,141               8,052
   Deferred revenues - current                                 1,580               1,075
   Deferred license fees - current                               395                 451
                                                            --------            --------
      Total current liabilities                               37,378              23,256

Long-term debt - noncurrent                                   71,961              84,949
Deferred revenues - noncurrent                                 3,335               3,397
Deferred tax liability - noncurrent                           18,279              18,279
Deferred license fees - noncurrent                             1,275               1,411
Deposit on net assets transferred under contractual
   agreement                                                   4,749               4,749
Other liabilities                                              1,500               1,500
                                                            --------            --------
      Total liabilities                                      138,477             137,541
                                                            --------            --------

Commitments and contingencies (see Note 5)

Stockholders' equity:
   Preferred stock, $.10 par value, 5,000 shares
      authorized, none issued and outstanding
   Common stock, $.10 par value, 100,000 shares
      authorized, 11,198 and 11,087 shares issued and
      outstanding                                              1,120               1,109
   Additional paid-in capital                                 57,055              56,677
   Stockholders' notes receivable                             (1,023)             (1,023)
   Foreign currency translation                                 (987)               (987)
   Accumulated deficit                                       (24,224)            (26,343)
                                                            --------            --------
      Subtotal                                                31,941              29,433
   Less treasury stock, 19 shares, at cost                      (228)               (228)
                                                            --------            --------
      Total stockholders' equity                              31,713              29,205
                                                            --------            --------

Total liabilities and stockholders' equity                  $170,190            $166,746
                                                            ========            ========

See notes to condensed consolidated financial statements


                                      MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      For the Three and Six Months Ended June 30, 2001 and 2000


(Amounts in thousands except per share amounts)       Three Months Ended            Six Months Ended
                                                           June 30,                      June 30,
                                                      ------------------            ------------------
                                                        2001      2000                2001      2000
                                                      --------  --------            --------  --------
Revenues:
    Gaming operations                                  $11,108   $10,457             $20,932   $17,050
    Product sales                                       15,918    15,494              32,165    31,224
                                                       -------   -------             -------   -------
                                                        27,026    25,951              53,097    48,274
                                                       -------   -------             -------   -------

Costs and expenses:
    Gaming operations                                    6,053     5,100              12,031     8,474
    Product sales                                       13,939    12,757              29,050    26,171
    Corporate                                            3,257     3,198               5,560     6,182
                                                       -------   -------             -------   -------
                                                        23,249    21,055              46,641    40,827
                                                       -------   -------             -------   -------

Operating income:
    Gaming operations                                    5,055     5,357               8,901     8,576
    Product sales                                        1,979     2,737               3,115     5,053
    Corporate                                           (3,257)   (3,198)             (5,560)   (6,182)
                                                       -------   -------             -------   -------
                                                         3,777     4,896               6,456     7,447

Other income and (expense):
    Interest expense                                    (2,420)   (2,619)             (4,878)   (4,958)
    Other income and expense                               316       188                 541       238
                                                       -------   -------             -------   -------
        Income before income tax provision               1,673     2,465               2,119     2,727
Income tax provision                                                (831)                         (891)
                                                       -------   -------             -------   -------
Net income                                             $ 1,673   $ 1,634             $ 2,119   $ 1,836
                                                       =======   =======             =======   =======

Weighted average common shares:
  Basic                                                 11,117    10,958              11,093    10,897
                                                       =======   =======             =======   =======
  Diluted                                               11,429    11,088              11,256    11,026
                                                       =======   =======             =======   =======

Earnings per share information:
  Basic                                                $  0.15   $  0.15             $  0.19   $  0.17
                                                       =======   =======             =======   =======
  Diluted                                              $  0.15   $  0.15             $  0.19   $  0.17
                                                       =======   =======             =======   =======

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                For the Six Months Ended June 30, 2001 and 2000

 (Amounts in thousands)                                                 2001           2000
                                                                        ----           ----
 Cash flows from operating activities:
    Net income                                                        $  2,119       $ 1,836
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation                                                      3,551         2,721
       Amortization                                                      2,366         2,380
       Provision for bad debts                                             558            13
       Reserve for obsolete inventory                                      225            19
       (Gain) loss on sale of assets                                      (265)            5
    Changes in assets and liabilities:
       Accounts receivable                                                 848         1,774
       Notes receivable - related parties                                  (32)          281
       Installment sales receivable                                       (153)       (2,363)
       Inventories                                                        (544)       (5,314)
       Prepaid expenses                                                   (371)       (1,393)
       Other assets                                                        335           622
       Trade accounts payable                                             (334)       (3,959)
       Accrued and other current liabilities                              (180)          206
       Customer deposits                                                  (187)          857
       Deferred revenue                                                     65           697
       Deferred taxes                                                                   (242)
                                                                      --------       -------

 Net cash provided by (used in) operating activities                     8,001        (1,860)
                                                                      --------       -------

 Cash flows from investing activities:
    Proceeds from note receivable, divestiture of subsidiary                           4,418
    Purchase of inventory leased to others                              (9,610)       (5,179)
    Proceeds from sale-leaseback transactions                            2,500
    Proceeds from sales of assets held for sale                                          714
    Purchase of property and equipment                                  (1,629)         (389)
    Proceeds from sales of property and equipment                          270           143
    Increase in intangible assets                                         (705)         (557)
                                                                      --------       -------

 Net cash used in investing activities                                  (9,174)         (850)
                                                                      --------       -------

 Cash flows from financing activities:
    Proceeds from long-term debt and notes payable                         433         4,823
    Principal payments on notes payable and long-term debt                (403)       (3,818)
    Proceeds from capital lease transactions                             2,000         3,000
    Principal payments on capital leases                                  (931)         (388)
    Principal payments of deferred license fees                           (192)         (177)
    Proceeds from issuance of common stock                                 381         1,032
                                                                      --------       -------
 Net cash provided by financing activities                               1,288         4,472
                                                                      --------       -------

 Increase in cash and cash equivalents                                     115         1,762

 Cash and cash equivalents, beginning of period                            462            48
                                                                      --------       -------

 Cash and cash equivalents, end of period                             $    577       $ 1,810
                                                                      ========       =======

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   GENERAL

     These condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Unless indicated otherwise, "Mikohn," the "Company," "we," "us" and "our" refer to Mikohn Gaming Corporation. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at June 30, 2001, the results of its operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

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


2.   REVENUE RECOGNITION

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

     System sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine activity and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with Statement of Position 97-2 - Software Revenue Recognition ("SOP 97-2"). System sales are considered multiple element arrangements because they include hardware, software, installation, training and post-sale customer support. System sales are evidenced by a signed contract. Follow-up spare parts and hardware only sales are evidenced with a purchase order. Revenue for system sales is recognized when:


          .    There is a signed contract with a fixed determinable price;
          .    Collectibility of the sale is probable and
          .    The hardware and software has been delivered, installed, training completed and acceptance has occurred.

     Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and do the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.

     Maintenance and support is sold under agreements with established vendor-specific objective evidence of price. Maintenance contracts are generally for a period of 12 months, with revenue recognized ratably over the contract service period.

     Further training is also sold under agreements with established vendor-specific objective evidence of price, which is based on daily rates and is recognized upon delivery.

     The leasing of proprietary table games to casino customers occurs under signed lease agreements. Table game lease contracts are typically for a 36-month period with a 30-day cancellation clause. The lease revenue is recognized on a monthly basis.

     The leasing of proprietary slot machines occurs under signed lease agreements. These contracts will either be on a participation or a fixed-rental basis. Slot machine lease contracts are typically for a 12-month period with a 60-day cancellation clause. On a participation basis, the Company earns a share of the revenue that the casino earns from these slot machines. On a fixed-rental basis, the Company charges a fixed amount per slot machine per day. Revenues from both types of lease arrangements are recognized on a monthly basis.


3.   AUSTRALIAN AFFILIATE

     On November 4, 1999, the Company entered into four agreements with TAB Limited, a publicly traded Australian corporation ("TAB").

     Under a Share Sale Agreement, the Company sold 50% of the issued shares in the capital of its Australian subsidiary, Mikohn Gaming Australasia Pty., Limited ("MGA"), for cash in the amount of $4,889. The agreement acknowledges the Company's loans to MGA totaling $2,053, provides that the loans shall carry interest at 9.5% from January 1, 2000, and requires that they be repaid as soon as MGA determines it has sufficient reserves to do so but in no event later than November 4, 2001, subsequently extended to May 4, 2002.

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

     A Shareholder Agreement between TAB, MGA and the Company provides for the appointment and removal of directors, voting procedures, restrictions on share transfers, activities requiring super majority approval and other matters commonly found in agreements of this nature. Under the Shareholder Agreement, the Company and TAB each appoint two members to the four-member MGA board of directors. The Shareholder Agreement also contains a call option in favor of the Company and a put option in favor of TAB. The call option is exercisable by the Company upon termination of the System Acquisition and Services Agreement

(described below) by TAB for any reason other than a breach of the agreement by the Company. The call option price is 75% of the fair market value of the MGA shares then held by TAB. The put option is exercisable by TAB in the event the Company does not meet the delivery timetable specified in the Systems Acquisition and Services Agreement. The put option price is the amount paid by TAB for the MGA shares plus 50% of the profit margin before tax on all orders placed with MGA by TAB prior to the exercise of the put option. The timetable originally specified in the System Acquisition and Services Agreement has been modified to extend certain milestone dates. Although the Company believes it will meet the modified timetable, it is also the Company's position that TAB has waived the right to exercise the put option.

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

     A System Acquisition and Services Agreement between TAB and the Company requires the Company to provide hardware and software to operate a wide area progressive jackpot system in New South Wales, Australia. Under this agreement, the Company is to provide the hardware component of the system at cost and will receive a software license fee of $(AUD)50.00 per month per device commencing upon delivery of the system. Capitalized costs related to this project were $2,866 at June 30, 2001.


4.   INVENTORIES

     Inventories at June 30, 2001 and December 31, 2000 consist of the following:


                                       June 30,       December 31,
                                         2001            2000
                                         ----            ----

Raw materials                           $13,182        $13,308
Finished goods                            9,305          9,580
Work-in-progress                          5,761          6,296
                                        -------        -------
   Subtotal                              28,248         29,184
Reserve for obsolete inventory           (4,226)        (5,302)
                                        -------        -------
   Total                                $24,022        $23,882
                                        =======       ========

5.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations, including those noted below.

     The Company is a plaintiff in a suit entitled Mikohn Gaming Corporation v. Acres Gaming, Inc., Case No. CV-S-97-1383-EJW, pending in the United States District Court for the District of Nevada. This action was filed October 2, 1997 seeking, among other things, a declaratory judgment that the Company's MoneyTime(TM) system did not infringe a patent issued to Acres

Gaming in August 1997. Subsequent to the filing of this action, three additional patents were issued to Acres Gaming. As each patent was issued, Acres Gaming brought a separate suit against Mikohn for patent infringement. All three suits were ultimately consolidated with the first action. The consolidated action went to trial before a jury on March 14, 2001. On March 27, 2001, the jury returned a verdict finding that the Company's MoneyTime(TM) system infringed two of the four patents and awarded Acres Gaming damages of $1,500, accrued at December 31, 2000. The Company has appealed the verdict to the Federal Circuit Court of Appeals.

     The Company is addressing tax issues relating to its table games operations. They are summarized below:

     New Jersey Sales Tax Audit Issue. The State of New Jersey (the "State") Division of Taxation audited Mikohn's sales tax returns and issued a Notice of Assessment Related to Final Audit Determination in the amount of $406 plus interest of $201. At issue is how the Company accounts for and remits sales tax on its table game leases. Previously, the Company remitted sales tax on a monthly basis based on the amounts invoiced to its casino customers. It is the State's position, and the Company now concurs, that the Company, as the lessor of the table game, is the end user and is thus ultimately responsible for the sales tax at the inception of the lease. At issue is the method of computation of the use tax due. It is the Company's contention that use tax should be based upon the lessor's purchase price for the equipment, materials and other tangible personal property purchased for lease rather than on the lease revenue stream. On July 16, 2001, the State returned a final determination agreeing to the Company's methodology of computing sales tax and assessed the Company additional interest due of $10 based on the amount of sales tax the Company had previously remitted. The Company has paid the additional interest due.

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


6.   SEGMENT REPORTING

     The Company's worldwide operations are concentrated in two principal business segments: gaming operations and product sales. The gaming operations business segment was established in 1993 to develop, acquire, manufacture and distribute proprietary games, and these games have become increasingly important to its business. Increased attention has been given to gaming operations because of the high recurring revenues and profit margin potential for this business line. Mikohn owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases either provide for a fixed rental payment or a participation in the game's operating results. Sales of proprietary games are reflected in the reported results of the Company's product sales business segment, while revenues derived from leases are included in the results of its gaming operations business segment. The Company's product sales business segment has been providing gaming products and equipment around the world since 1987. First it sold progressive jackpot systems and then it expanded to sign manufacturing as well as other related products. Product sales have been made in almost every major gaming jurisdiction and include: interior casino signage, exterior signage, electronic components used in progressive jackpot systems, player tracking and information gathering and control systems and gaming machines for sale.

  Business segment information for the three and six months ended June 30, 2001 and 2000 consist of:

                                    Three Months Ended    Six Months Ended
                                        June 30,              June 30,
                                    ------------------    ----------------
Business Unit Segments:              2001      2000       2001        2000
-----------------------              ----      ----       ----        ----
Revenues:
   Gaming operations               $11,108    $10,457    $20,932    $17,050
   Product sales                    15,918     15,494     32,165     31,224
                                   -------    -------    -------    -------
                                   $27,026    $25,951    $53,097    $48,274
                                   =======    =======    =======    =======

Gross profit:
   Gaming operations               $ 9,360    $ 8,571    $17,518    $14,610
   Product sales                     6,665      6,218     11,938     12,593
                                   -------    -------    -------    -------
                                   $16,025    $14,789    $29,456    $27,203
                                   =======    =======    =======    =======

Operating income:
   Gaming operations               $ 5,055    $ 5,357    $ 8,901    $ 8,576
   Product sales                     1,979      2,737      3,115      5,053
   Corporate                        (3,257)    (3,198)    (5,560)    (6,182)
                                   -------    -------    -------    -------
                                   $ 3,777    $ 4,896    $ 6,456    $ 7,447
                                   =======    =======    =======    =======

Income before income tax:
   Gaming operations               $ 4,320    $ 4,441    $ 7,276    $ 6,792
   Product sales                     1,545      1,399      1,852      2,427
   Corporate                        (4,192)    (3,375)    (7,009)    (6,492)
                                   -------    -------    -------    -------
                                   $ 1,673    $ 2,465    $ 2,119    $ 2,727
                                   =======    =======    =======    =======


  The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and six months ended June 30, 2001 and 2000 consists of:

                                     Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
                                     ------------------        -----------------
Geographic Operations:               2001         2000         2001         2000
----------------------               ----         ----         ----         -----
Revenues:
   North America                   $24,886      $23,402      $49,117      $44,440
   Australia/Asia                     (193)         (23)        (250)        (170)
   Europe/Africa                     1,565        1,997        3,045        3,260
   South America                       768          575        1,185          744
                                   -------      -------      -------      -------
                                   $27,026      $25,951      $53,097      $48,274
                                   =======      =======      =======      =======

Gross profit:
   North America                   $15,096      $14,083      $27,923      $26,122
   Australia/Asia                     (193)         (23)        (250)        (170)
   Europe/Africa                       778          429        1,268          924
   South America                       344          300          515          327
                                   -------      -------      -------      -------
                                   $16,025      $14,789      $29,456      $27,203
                                   =======      =======      =======      =======

                                     Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
                                     ------------------        -----------------
Geographic Operations:               2001         2000         2001         2000
----------------------               ----         ----         ----         ----
Operating income:
   North America                   $ 3,760      $ 4,803      $ 6,772      $ 7,548
   Australia/Asia                     (193)         (23)        (250)        (170)
   Europe/Africa                       171           89          (21)         242
   South America                        39           27          (45)        (173)
                                   -------      -------      -------      -------
                                   $ 3,777      $ 4,896      $ 6,456      $ 7,447
                                   =======      =======      =======      =======

Income before income tax:
   North America                   $ 1,678      $ 2,220      $ 2,484      $ 2,844
   Australia/Asia                     (193)         (23)        (250)        (170)
   Europe/Africa                       142          182          (71)         210
   South America                        46           86          (44)        (157)
                                   -------      -------      -------      -------
                                   $ 1,673      $ 2,465      $ 2,119      $ 2,727
                                   =======      =======      =======      =======


The following departments are included in corporate expense:

                                     Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                     ------------------       ----------------
Department:                          2001        2000        2001        2000
-----------                         ------      ------      ------      ------
Human resources                     $  112      $  103      $  233      $  207
Executive and administration           587         496         753         998
Finance and MIS                        853         685       1,743       1,343
Legal and compliance                   330         427         508         456
Corporate facilities
 management                             93          85         196         166
Research and development               187         211         187         435
Marketing                              231         397         345         991
Depreciation and amortization          864         794       1,595       1,586
                                    ------      ------      ------      ------
   Total                            $3,257      $3,198      $5,560      $6,182
                                    ======      ======      ======      ======

NOTE 7 - COMMON STOCK

     During the six months ended June 30, 2001 and 2000, the Company issued common stock as follows:

                                                                Six Months Ended
                                                                    June 30,
                                                               -----------------
                                                                2001     2000
                                                               -----    ------
Common stock issuance:
   Stock options exercised                                     $ 144    $  740
   Employee stock purchase plan                                  237       292
   Stock warrants issued                                                   827
   Amortization of stock options granted to consultants            8
                                                               -----    ------
                                                               $ 389    $1,859
                                                               =====    ======

NOTE 8 - RECENT ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 beginning January 1, 2001. There was no effect on the financial position or results of operations of the Company related to the adoption of SFAS 133.

  In July 2001, the FASB issued SFAS No. 141 - Business Combinations and SFAS No. 142 - Goodwill and Other Intangible Assets. The primary impact on the Company is that the excess of purchase price over fair market value of net assets acquired ("goodwill") and other certain intangible assets will no longer be amortized beginning January 1, 2002. Instead, goodwill and certain intangible assets will be reviewed annually for impairment. The Company is in the process of assessing the impact of not recording amortization of goodwill and certain other intangible assets, but has not determined the extent to which it will affect the financial statements.

NOTE 9 - SUBSEQUENT EVENTS

  On August 10, 2001, the Company completed a private placement of 1,500 shares of its common stock for $5.50 per share in cash. The shares have not been registered under the Securities Act of 1933, as amended. As part of the agreement, the Company must file a registration statement, under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "SEC") to permit resale of the shares, within 60 days following the closing of the offering and use its reasonable best efforts to have the registration statement declared effective by the SEC within 120 days of the closing. Any delays, beyond such date, will result in penalties, as defined in the agreement (see, Part II, Item 2 - Changes in Securities and Use of Proceeds).

  The Company received gross proceeds in the amount of $8,250 from the placement. The expected net proceeds of $7,038 from the placement will be used for general corporate purposes and to reduce our outstanding indebtedness with First Source Financial, LLP, acting as agent and participant in the Amended and
Restated Credit Agreement, in the amount of $2,038.   The pro forma effect on
cash, total assets, total debt and stockholders' equity and assuming the placement (including the application of the portion of net proceeds, therefrom, to reduce the Company's outstanding indebtedness as described above) was completed on June 30, 2001, is as follows.


                                                       Actual     Adjustments    Pro Forma
                                                      --------    -----------    ---------
Cash and cash equivalents                             $    577      $ 5,000       $  5,577
                                                      ========      =======       ========

Total assets                                          $170,190      $ 5,000       $175,190
                                                      ========      =======       ========

Total debt                                            $ 88,216      $(2,038)      $ 86,178
                                                      ========      =======       ========

Stockholders' equity                                  $ 31,713      $ 7,038       $ 38,751
                                                      ========      =======       ========

                           MIKOHN GAMING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CAUTIONARY NOTICE

  This report contains forward-looking statements in which management shares its knowledge and judgment about factors that it believes may materially affect Company performance in the future. Unless indicated otherwise, "Mikohn," the "Company," "we," "us" and "our" refer to Mikohn Gaming Corporation. Terms expressing future expectations, enthusiasm or caution about future potential and anticipated growth in sales, revenues and earnings and like expressions typically identify such statements.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2001 and 2000

REVENUES

                                                                           Change
                                                                           ------
Business Segment                              2001        2000        Amount        %         Comment
----------------                              ----        ----        ------        -         -------
    Gaming operations                       $20,932      $17,050       $3,882      22.8%         1
    Product sales                            32,165       31,224          941       3.0%         2
                                            -------      -------       ------
                                            $53,097      $48,274       $4,823      10.0%
                                            =======      =======       ======
Percentage of total
 revenues:
    Gaming operations                          39.4%        35.3%
    Product sales                              60.6%        64.7%
                                            -------      -------
                                              100.0%       100.0%
                                            =======      =======


1 Gaming operations revenues for the six months ended June 30, 2001 were $20,932, an increase of $3,882, or 23%, from $17,050 for the six months ended June 30, 2000. This increase was primarily the result of: (i) an increase in the average number of leased slot machines in operation from approximately 1,050 in the six-month period ended June 30, 2000 to approximately 2,600 in the six-month period ended June 30, 2001 (at June 30, 2001, the Company had nearly 2,900 leased slot machines in operation) and (ii) a modest increase in revenues related to the lease of table games. In total, the Company increased its slot machine lease revenues from $5,881 during the six months ended June 30, 2000 to $12,581 during the six months ended June 30, 2001. These increases in revenues for the six months ended June 30, 2001 were offset, in part, by a decrease of $2,587 in revenues due to a nonrecurring sale of certain table game product rights owned by the Company during the six months ended June 30, 2000, which sale was not matched during the six months ended June 30, 2001.

2 Product sales revenues for the six months ended June 30, 2001 were $32,165, an increase of $941, or 3%, from $31,224 for the six months ended June 30, 2000. This increase was the result of: (i) an increase in various electronic and display product revenues of $1,795 offset, in part, by (ii) a decrease in systems revenues of $999, as compared to the six months ended June 30, 2000.

OPERATING INCOME

                                                                                  Change
                                                                                  ------
Business Segment                                2001         2000          Amount          %          Comment
----------------                                ----         ----          ------          -          -------
    Gaming operations                         $ 8,901       $ 8,576        $   325         3.8%           1
    Product sales                               3,115         5,053         (1,938)      -38.4%           2
                                              -------       -------        -------
     Total segment operating income            12,016        13,629         (1,613)      -11.8%

    Corporate                                  (5,560)       (6,182)           622        10.1%           3
                                              -------       -------        -------
    Total operating income                    $ 6,456       $ 7,447        $  (991)      -13.3%
                                              -------       -------        -------


1 Gaming operations operating income for the six months ended June 30, 2001 was $8,901, an increase of $325, or 4%, from $8,576 for the six months ended June 30, 2000. This increase was the result of the aforementioned increase in gaming operations revenues during the six-month period ended June 30, 2001 offset by (i) rental payments of $1,548 made under slot machine operating leases in the six-month period ended June 30, 2001, which were not incurred in the six-month period ended June 30, 2000, and (ii) the recording of $2,587 of revenues and operating income from the nonrecurring sale of certain table game products rights owned by the Company in the six-month period ended June 30, 2000, which sale was not matched in the six-month period ended June 30, 2001. Without giving effect to this non-recurring sale, gaming operations operating income for the first six months of 2001 increased by $2,912, or 49%, as compared to the first six months of 2000.

2 Product sales operating income for the six months ended June 30, 2001 was $3,115, a decrease of $1,938, or 38%, from $5,053 for the six months ended June 30, 2000. This decrease was principally the result of: (i) a shift in the Company's product sales mix from higher margin casino system sales for the first six months of 2000 to lower margin display products for the first six months of 2001 and (ii) lower sales prices, due to increased competitive pricing pressure, for the Company's sign products principally during the three months ended March 31, 2001.

3 Corporate expenses for the six months ended June 30, 2001 were $5,560, a decrease of $622, or 10%, from $6,182 for the six months ended June 30, 2000. This decrease was principally the result of a reduction of $646 in marketing expenses incurred during the six months ended June 30, 2001.

  Depreciation and amortization expenses, discussed below, have been allocated to the segments and are included in segment operating income.

  During the six months ended June 30, 2001, depreciation and amortization expenses were $5,917, an increase of $816, or 16%, from $5,101 during the six months ended June 30, 2000. This increase was principally the result of the increase in the number of leased slot machines in operation in the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000.

INTEREST EXPENSE

  Interest expense for the six months ended June 30, 2001 was $4,878, a decrease of $80, or 2%, from the $4,958 for the six months ended June 30, 2000. This decrease was the result of a net decrease in variable interest rates on certain of the Company's outstanding debt.

OTHER INCOME AND (EXPENSE)

  Other income for the six months ended June 30, 2001 was $541, an increase of $303, or 127%, from other income of $238 for the six months ended June 30, 2000.

  Interest income, included above in other income and expense, for the six months ended June 30, 2001 was $336, an increase of $71, or 27%, from $265 for the six months ended June 30, 2000.

INCOME TAX PROVISION

  For the six months ended June 30, 2001, the Company did not record an income tax provision due to the utilization of net operating loss carryforwards. For the six months ended June 30, 2000, the Company recorded an income tax provision of $891, a 33% effective tax rate.

EARNINGS PER SHARE

  Both basic and diluted earnings per share for the six months ended June 30, 2001 were $0.19 on basic and diluted weighted average common shares outstanding of 11,093 and 11,256, respectively. For the six months ended June 30, 2000, both basic and diluted earnings per share were $0.17 on basic and diluted weighted average common shares outstanding of 10,897 and 11,026, respectively.

Three Months Ended June 30, 2001 and 2000

REVENUES

                                                                               Change
                                                                               ------
Business Segment                               2001          2000        Amount         %       Comment
----------------                               ----          ----        ------         -       -------
    Gaming operations                        $11,108       $10,457        $  651       6.2%        1
    Product sales                             15,918        15,494           424       2.7%        2
                                             -------       -------        ------
                                             $27,026       $25,951        $1,075       4.1%
                                             =======       =======        ======

Percentage of total
 revenues:
    Gaming operations                           41.1%         40.3%
    Product sales                               58.9%         59.7%
                                             -------       -------
                                               100.0%        100.0%
                                             =======       =======


1 Gaming operations revenues for the three months ended June 30, 2001 were $11,108, an increase of $651, or 6%, from $10,457 for the three months ended June 30, 2000. This increase was primarily the result of: (i) an increase in the average installed base of leased slot machines, from approximately 1,450 for the three months ended June 30, 2000 to approximately 2,750 for the three months ended June 30, 2001 and (ii) a decrease of $2,587 due to the nonrecurring sale of certain table game product rights owned by the Company in the three months ended June 30, 2000, which sale was not matched in the three months ended June 30, 2001. Leased slot machine revenues totaled $6,880 and $3,436 during the three months ended June 30, 2001 and 2000, respectively.

2 Product sales revenues for the three months ended June 30, 2001 were $15,918, an increase of $424, or 3%, from $15,494 for the three months ended June 30, 2000. This increase was primarily the result of: (i) an increase in electronic, outdoor display and service provided revenues of approximately $1,200 offset, in part, by (ii) decreases in slot system sales of $399 and international product sales of $410 for the three months ended June 30, 2001 as compared to similar revenue sources for the three months ended June 30, 2000.

OPERATING INCOME

                                                                              Change
                                                                              ------
Business Segment                                2001         2000        Amount          %        Comment
----------------                                ----         ----        ------          -        -------
    Gaming operations                         $ 5,055      $ 5,357       $  (302)       -5.6%        1
    Product sales                               1,979        2,737          (758)      -27.7%        2
                                              -------      -------       -------
      Total segment operating income            7,034        8,094        (1,060)      -13.1%

    Corporate                                  (3,257)      (3,198)          (59)       -1.8%        3
                                              -------      -------       -------
      Total operating income                  $ 3,777      $ 4,896       $(1,119)      -22.9%
                                              =======      =======       =======


1 Gaming operations operating income for the three months ended June 30, 2001 was $5,055, a decrease of $302, or 6%, from $5,357 for the three months ended June 30, 2000. This decrease was primarily the result of: (i) a decrease of $2,587 in revenues due to the nonrecurring sale of certain table game product rights owned by the Company in the three months ended June 30, 2000, which sale was not matched in the three months ended June 30, 2001 offset, in part, by (ii) an increase in leased slot machine operating income of $1,707 and an increase in table games operating income of $568 during the three-month period ended June 30, 2001. The increase in leased slot machine operating income for the three months ended June 30, 2001 was due to (i) a 100% increase in leased slot machine revenues, from $3,436 for the three months ended June 30, 2000 to $6,880 for the three months ended June 30, 2001 offset by (ii) rental payments of $833 under operating leases in the three-month period ended June 30, 2001. The increase in table games operating income for the three months ended June 30, 2001 was principally the result of reduced expenses in such period.

2 Product sales operating income for the three months ended June 30, 2001 was $1,979, a decrease of $758, or 28%, from $2,737 for the three months ended June 30, 2000. This decrease was principally the result of: (i) a shift in the Company's product sales mix from higher margin casino system sales for the three months ended June 30, 2000 to lower margin display products for the three months ended June 30, 2001 and (ii) slightly lower gross margins from the sale of the Company's display products in the three months ended June 30, 2001.

3 Corporate expenses for the three months ended June 30, 2001 were $3,257, an increase of $59, or 2%, from $3,198 for the three months ended June 30, 2000.

  Depreciation and amortization expenses, discussed below, have been allocated to the segments and are included in segment operating income.

  During the three months ended June 30, 2001, depreciation and amortization expenses were $3,130, an increase of $568, or 22%, from $2,562 during the three months ended June 30, 2000. This increase was principally the result of the increase in the number of leased slot machines in operation in the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000.

INTEREST EXPENSE

  Interest expense for the three months ended June 30, 2001 was $2,420, a decrease of $199, or 8%, from $2,619 for the three months ended June 30, 2000. This decrease was the result of: (i) a net decrease in variable interest rates on certain of the Company's outstanding debt obligations and (ii) a slight decrease in the Company's average outstanding debt obligations during the three months ended June 30, 2001.

OTHER INCOME AND (EXPENSE)

  Other income for the three months ended June 30, 2001 was $316, an increase of $128, or 68%, from $188 for the three months ended June 30, 2000.

  Interest income, included above in other income, for the three months ended June 30, 2001 was $170 a decrease of $10, or 6%, from $180 for the three months ended June 30, 2000.

INCOME TAX PROVISION

  For the three months ended June 30, 2001, the Company did not record an income tax provision due to the utilization of net operating loss carryforwards. For the three months ended June 30, 2000, the Company recorded an income tax provision of $831, a 34% effective tax rate.

EARNINGS PER SHARE

  Both basic and diluted earnings per share for the three months ended June 30, 2001 were $0.15 on basic and diluted weighted average common shares outstanding of 11,117 and 11,429, respectively. For the three months ended June 30, 2000, both basic and diluted earnings per share were $0.15 on basic and diluted weighted average common shares outstanding of 10,958 and 11,088, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  For the six months ended June 30, 2001, the Company had net income of $2,119 as compared to a net income of $1,836 for the six months ended June 30, 2000.

  Net cash and cash equivalents at June 30, 2001 increased by $115, from $462 at December 31, 2000 to $577. Working capital decreased to $21,758 at June 30, 2001 from $36,977 at December 31, 2000. The decrease was principally a result of the inclusion of $13,500 of current portions of debt obligations previously excluded from working capital. Management believes that cash provided from operations, net cash proceeds of approximately $7,038 received from a private placement of 1,500 shares of common stock and our ability to finance new proprietary games with lease financing will be sufficient to satisfy our cash requirements on a short-term basis. The Company is presently exploring a private offering of $100,000 of long-term debt, which would be used to, among other things, prepay its current debt facility with First Source Financial, LLP, acting as agent and participant in the Amended and Restated Credit Agreement ("First Source").

  Cash provided by operating activities was $8,001 for the six months ended June 30, 2001. The significant items which provided net cash were net income of $2,119 increased by non-cash charges for depreciation, amortization and valuation allowances of $6,700. Other significant changes in operating assets or liabilities were a decrease in accounts receivable of $848 partially offset by increases in inventories of $544 and prepaid expenses of $371.

  Cash used in investing activities for the six months ended June 30, 2001 was $9,174. The significant uses of cash in investing activities were the purchase of inventory leased to others of $9,610 and purchases of property and equipment of $1,629. These uses of cash were offset, in part, by proceeds of $2,500 from sale-leaseback transactions involving gaming equipment leased to others.

  Net cash provided by financing activities during the six months ended June 30, 2001 was $1,288. The principal source of such net cash was proceeds from certain capital lease transactions of $2,000 offset, in part, by payments on the capital leases of $931.

  As of December 31, 2000, the Company was in non-compliance with certain covenants relating to its Term Loans A and B and its Revolving loan ("Revolver") with First Source. Due to the nature of these covenants, the Company found it necessary to amend the existing credit agreement and certain covenants in order to avoid the occurrence of non-compliance during 2001. On April 5, 2001, the Company completed a "Waiver and Fourth Amendment to Amended and Restated Credit Agreement." This amendment provided for an increase in interest rates of 50 basis points, over current interest rates, an amendment fee of $206 and an additional fee of $1,200 or $2,000 payable ratably over four months, starting October 31, 2001. If the Company reduces the outstanding principal balance on the aforementioned debt to $65,000 or less by October 1, 2001, the additional fee will be $1,200. Otherwise, if the outstanding principal balance is greater than $65,000 on that date, the additional fee will be $2,000. Additionally, the prepayment penalties for both Term Loan A and Term Loan B have been waived until December 31, 2001, if the Company prepays the outstanding borrowing, under the credit facility in full prior to that date. The new rates in effect after the amendment are: Term Loan A, Prime plus 325 basis points or LIBOR plus 425 basis points; Term Loan B, a fixed rate of 11.25%; the Revolver, Prime plus 275 basis points or LIBOR plus 375 basis points.

                           MIKOHN GAMING CORPORATION
                          PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

  On August 10, 2001, the Company completed a private placement of 1,500,000 shares of its common stock for $5.50 per share in cash (the "Placement"). Jefferies & Company, Inc. acted as exclusive placement agent in connection with the Placement. The shares were sold to a small number of institutional accredited investors (the "Purchasers") pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and have not been registered with the Securities and Exchange Commission (the "SEC") or under any state securities laws and may not be resold in the United States absent such registration or an applicable exemption therefrom. The Company has agreed to file with the SEC within 60 days following the closing of the Placement, a registration statement with respect to all of the shares of common stock sold in the Placement and to use its reasonable best efforts to have the registration statement declared effective by the SEC within 120 days after the closing. If the registration statement is not declared effective by the SEC within 120 days after the closing, each Purchaser liquidated damages in the amount of .05 shares of its common stock for every share purchased by that Purchaser in the Placement (rounded up to the nearest share taking into account all shares of the Company's common stock purchased in the Placement by that Purchaser). In addition, for each month thereafter that the registration statement is not declared effective by the SEC on or before the last day of such month, the Company will pay to each Purchaser liquidated damages, in each such month, in the amount of .02 shares of its common stock for every share purchased by that Purchaser in the Placement.

  The Company received gross proceeds of $8.25 million from the placement. The expected net proceeds of $7.04 million from the placement will be used to reduce the Company's outstanding indebtedness with First Source Financial, LLP, acting as agent and participant in the Amended and Restated Credit Agreement, by $2.04 million and for general corporate purposes.

Item 4 - Submission of Matters to a Vote of Security Holders

  Certain matters were submitted to the stockholders for their approval or other action at the annual meeting of stockholders, all as set forth in the Company's Proxy Statement dated April 20, 2001, heretofore filed with the SEC and incorporated herein by this reference.

  The annual meeting of stockholders was held on May 17, 2001. On the record date, March 23, 2001, there were 11,068,061 outstanding shares of common stock, each share entitled to one vote on all matters properly presented for stockholder action. At the meeting, 7,610,815 shares were represented by proxies and 2,649,814 shares were present in person.

  Action was taken on the following matter at the meeting:

  Election of three Class 3 directors (the directors are divided into three classes and are elected for three-year terms). Only the incumbent Class 3 directors were nominated. The results of the election were as follows:


                                                                     Votes
                Director                        Votes For           Withheld
                --------                        ---------           --------
          Terrance W. Oliver                    9,914,389            346,240
          Dennis A. Garcia                      9,913,689            346,940
          Bruce E. Peterson                     9,913,410            347,219


Item 6 - Exhibits and Reports on Form 8-K

A.          Exhibits:

            10.56 Form of Purchase Agreement for the Company's Common Shares Offered in a Private Placement Dated August 2, 2001.

            10.57 Form of Registration Rights Agreement for the Company's Common Shares Offered in a Private Placement Dated August 10, 2001.

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

Dated:  August 10, 2001