Form 10-Q
period 2001-09-30
MIKOHN GAMING CORP
filed 2001-11-15
CIK 912241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended:              September 30, 2001
                                    --------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________________to_________________________

Commission File Number:                         0-22752
                       ---------------------------------------------------------

                          MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Nevada                                              88-218876
-------------------------------                           ----------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                           Identification Number)

                     920 Pilot Road, Las Vegas, NV  89119
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

     YES    X     NO
         -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

       12,734,174                   as of                  November 9, 2001
------------------------                             ---------------------------
  (Amount Outstanding)                                          (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS

                                                                                              Page
                                                                                            --------
Part I     FINANCIAL INFORMATION
           Item 1.    Condensed Consolidated Financial Statements
                      Condensed Consolidated Balance Sheets at September 30, 2001
                      (Unaudited) and December 31, 2000                                            2

                      Condensed Consolidated Statements of Operations (Unaudited) for the
                      Three and Nine Months Ended September 30, 2001 and 2000                      4

                      Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                      Nine Months Ended September 30, 2001 and 2000                                5

                      Notes to Condensed Consolidated Financial Statements (Unaudited)             6

           Item 2.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                       19


Part II    OTHER INFORMATION
           Item 2.    Changes in Securities and Use of Proceeds                                   27

           Item 4.    Submission of Matters to a Vote of Security Holders                         27

           Item 6.    Exhibits and Reports on Form 8-K                                            27

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands                                                  September 30,           December 31,
except per share amounts)                                                  2001                     2000
                                                                        (Unaudited)
                                                                       -------------           -------------
                             ASSETS
                             ------
 Current assets:
      Cash and cash equivalents                                          $ 17,524                 $    462
      Accounts receivable, net                                             22,593                   21,195
      Notes receivable - related parties - current                          3,126                    2,528
      Installment sales receivable - current                                2,167                    2,724
      Inventories, net                                                     24,660                   23,882
      Prepaid expenses                                                      5,409                    3,964
      Deferred tax asset - current                                          5,478                    5,478
                                                                      -----------               ----------
           Total current assets                                            80,957                   60,233

 Notes receivable - related parties - noncurrent                              164                      158
 Installment sales receivable - noncurrent                                  3,253                    2,906
 Property and equipment, net                                               31,276                   25,815
 Intangible assets, net                                                    63,466                   65,681
 Goodwill, net                                                              4,098                    4,145
 Other assets                                                              12,367                    7,250
 Net assets of business transferred under
      contractual agreement                                                   558                      558
                                                                      -----------               ----------
      Total assets                                                       $196,139                 $166,746
                                                                      ===========               ==========


See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands                                                      September 30,             December 31,
except per share amounts)                                                      2001                      2000
                                                                            (Unaudited)
                                                                           -------------            -------------
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
 Current liabilities:
       Long-term debt and notes payable - current                             $  2,449                  $  2,149
       Trade accounts payable                                                    7,168                     8,894
       Customer deposits                                                         4,920                     2,635
       Accrued and other current liabilities                                    10,094                     8,052
       Deferred revenues - current                                               1,427                     1,075
       Deferred license fees - current                                             428                       451
                                                                           -----------               -----------
            Total current liabilities                                           26,486                    23,256

 Long-term and notes payable debt - noncurrent                                 102,100                    84,949
 Deferred revenues - noncurrent                                                  3,291                     3,397
 Deferred tax liability - noncurrent                                            18,279                    18,279
 Deferred license fees - noncurrent                                              1,142                     1,411
 Deposit on net assets transferred under contractual
       agreement                                                                 4,749                     4,749
 Other liabilities                                                               1,500                     1,500
                                                                           -----------               -----------
            Total liabilities                                                  157,547                   137,541
                                                                           -----------               -----------

 Commitments and contingencies (see Note 5)

 Stockholders' equity:
       Preferred stock, $0.10 par value, 5,000 shares
            authorized,  none issued and outstanding
       Common stock, $0.10 par value, 100,000 shares,
            authorized 12,725 and 11,087 shares issued and
            outstanding                                                          1,273                     1,109
       Additional paid-in capital                                               65,716                    56,677
       Stockholders' notes receivable                                           (1,023)                   (1,023)
       Foreign currency translation                                               (987)                     (987)
       Accumulated deficit                                                     (26,159)                  (26,343)
                                                                           -----------               -----------
            Subtotal                                                            38,820                    29,433
        Less treasury stock, 19 shares, at cost                                   (228)                     (228)
                                                                           -----------               -----------
            Total stockholders' equity                                          38,592                    29,205
                                                                           -----------               -----------

            Total liabilities and stockholders' equity                        $196,139                  $166,746
                                                                           ===========               ===========

See notes to condensed consolidated fiancial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        For the Three and Nine Months Ended September 30, 2001 and 2000

(Amounts in thousands                                   Three Months Ended                         Nine Months Ended
except per share amounts)                                  September 30,                             September 30,
                                              ------------------------------------      ------------------------------------
                                                    2001                2000                 2001                 2000
                                                   -----                ----                 ----                 ----
Revenues:
     Gaming operations                                $12,542              $ 8,437              $33,474              $25,487
     Product sales                                     15,686               19,811               47,851               51,035
                                              ---------------      ---------------      ---------------      ---------------
          Total revenues                               28,228               28,248               81,325               76,522
                                              ---------------      ---------------      ---------------      ---------------

Operating costs:
     Gaming operations                                  7,022                4,782               19,053               13,256
     Product sales                                     14,234               16,525               43,284               42,696
     Corporate expense                                  2,928                3,075                8,488                9,257
                                              ---------------      ---------------      ---------------      ---------------
          Total operating costs                        24,184               24,382               70,825               65,209
                                              ---------------      ---------------      ---------------      ---------------

Operating income:
     Gaming operations                                  5,520                3,655               14,421               12,231
     Product sales                                      1,452                3,286                4,567                8,339
     Corporate expense                                 (2,928)              (3,075)              (8,488)              (9,257)
                                              ---------------      ---------------      ---------------      ---------------
          Total operating income                        4,044                3,866               10,500               11,313

Interest expense                                       (2,871)              (2,705)              (7,749)              (7,663)
Other income and expense                                   27                   46                  568                  284
                                              ---------------      ---------------      ---------------      ---------------
     Income before income tax provision                 1,200                1,207                3,319                3,934

Income tax provision                                                          (427)                                   (1,318)
                                              ---------------      ---------------      ---------------      ---------------
     Income before extraordinary item                   1,200                  780                3,319                2,616

Extraordinary item                                     (3,135)                                   (3,135)
                                              ---------------      ---------------      ---------------      ---------------
Net income (loss)                                     $(1,935)             $   780              $   184              $ 2,616
                                              ===============      ===============      ===============      ===============

Weighted average common shares:
     Basic                                             12,072               11,021               11,423               10,939
                                              ===============      ===============      ===============      ===============
     Diluted                                           12,072               11,178               11,532               11,077
                                              ===============      ===============      ===============      ===============

Basic and diluted earnings (loss) per share:
      Income before extraordinary item                 $ 0.10              $  0.07              $  0.29              $  0.24
      Extraordinary item                                (0.26)                                    (0.27)
                                              ---------------      ---------------      ---------------      ---------------
           Net income (loss)                          $ (0.16)             $  0.07              $  0.02              $  0.24
                                              ===============      ===============      ===============      ===============

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             For the Nine Months Ended September 30, 2001 and 2000

 (Amounts in thousands)                                                                        2001                      2000
                                                                                             --------                  --------

 Cash flows from operating activities:
       Net income                                                                            $    184                  $  2,616
       Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation                                                                        5,587                     4,324
            Amortization                                                                        3,630                     3,595
            Provision for bad debts                                                               987                       363
            Reserve for obsolete inventory                                                        824                       442
            Loss on early extinguishment of debt                                                3,135
            Loss (gain) on disposition of assets                                                 (197)                        5
       Changes in operating assets and liabilities:
            Accounts receivable                                                                (2,385)                    2,197
            Notes receivable - related parties                                                   (604)                      246
            Installment sales receivable                                                          210                    (1,920)
            Inventories                                                                        (1,149)                   (1,435)
            Prepaid expenses                                                                   (1,445)                   (1,958)
            Other assets                                                                       (1,496)                      772
            Trade accounts payable                                                             (1,726)                     (737)
            Accrued and other current liabilities                                               1,773                       697
            Customer deposits                                                                   2,285                      (499)
            Deferred revenue                                                                     (324)                      432
            Deferred taxes                                                                                                 (362)
                                                                                  -------------------      --------------------
            Net cash provided by operating activities                                           9,289                     8,778
                                                                                  -------------------      --------------------

 Cash flows from investing activities:
       Purchase of inventory for lease to others                                              (12,955)                  (18,538)
       Proceeds from sale leaseback transactions                                                3,500                     2,000
       Purchase of property and equipment                                                      (1,923)                     (389)
       Proceeds from sales of property and equipment                                              663                     1,548
       Proceeds from sale of assets held for sale                                                                           714
       Proceeds from note receivable, sale of subsidiary                                                                  4,418
       Increase in intangible assets                                                             (884)                     (821)
                                                                                  -------------------      --------------------
       Net cash used in investing activities                                                  (11,599)                  (11,068)
                                                                                  -------------------      --------------------
 Cash flows from financing activities:
       Proceeds from long-term debt and notes payable                                          99,875                     4,823
       Debt issuance costs                                                                     (6,938)
       Principal payments on notes payable and long-term debt                                 (83,031)                   (4,360)
       Principal payments of deferred license fees                                               (292)                     (268)
       Proceeds from capital lease transactions                                                 2,000                     3,000
       Principal payments on capital leases                                                    (1,482)
       Payment for capital leases                                                                                        (1,017)
       Proceeds from issuance of common stock and warrants                                      9,240                     1,261
       Notes receivable - stockholders                                                                                      227
                                                                                  -------------------      --------------------
       Net cash provided by financing activities                                               19,372                     3,666
                                                                                  -------------------      --------------------
 Increase in cash and cash equivalents                                                         17,062                     1,376
 Cash and cash equivalents, beginning of period                                                   462                        48
                                                                                  -------------------      --------------------
 Cash and cash equivalents, end of period                                                    $ 17,524                  $  1,424
                                                                                  ===================      ====================

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

  In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at September 30, 2001, the results of its operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

  Certain items reported in the prior year have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated. Amounts reported in the prior year have been adjusted to be consistent with the Company's current reporting of intercompany activity. All amounts reported in this section are rounded to the nearest thousand unless otherwise stated while units are reported in whole amounts.


2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES


  Revenue Recognition: The Company recognizes revenue depending on the line of business as follows:

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

  Equity Instruments Issued to Consultants and Vendors: The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18 - Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 - Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The number of uncancelled options issued to consultants at September 30, 2001 was 84.

  In addition, the Company has received from Hasbro and Ripley licensing rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Yahtzee, Monopoly and Battleship. In exchange for these license agreements, the Company granted Hasbro and Ripley warrants to purchase shares of the Company's common stock for each license. The fair value, as determined above, of the acquired rights is capitalized and recognized as a charge to the statement of operations over the term of the licensing agreement. At September 30, 2001, warrants to purchase 410 shares of the Company's common stock were vested with a fair market value of $1,573. In connection with licenses to other properties, the Company has issued an additional 500 warrants that were not vested at September 30, 2001.

3.  AUSTRALIAN AFFILIATE

  On November 4, 1999, the Company entered into four agreements with TAB Limited, a publicly traded Australian corporation ("TAB").

  Under a Share Sale Agreement, the Company sold 50% of the issued shares in the capital of its Australian subsidiary, Mikohn Gaming Australasia Pty., Limited ("MGA"), for cash in the amount of $4,889. The agreement acknowledges the Company's loans to MGA totaling $3,126 at September 30, 2001, provides that the loans shall carry interest at 9.5% from January 1, 2000, and requires that they be repaid as soon as MGA determines it has sufficient reserves to do so but in no event later than November 4, 2001, subsequently extended to May 4, 2002.

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

  A Shareholder Agreement between TAB, MGA and the Company provides for the appointment and removal of directors, voting procedures, restrictions on share transfers, activities requiring super majority approval and other matters commonly found in agreements of this nature. Under the Shareholder Agreement, the Company and TAB each appoint two members to the four-member MGA board of directors. The Shareholder Agreement also contains a call option in favor of the Company and a put option in favor of TAB. The call option is exercisable by the Company upon termination of the System Acquisition and Services Agreement (described below) by TAB for any reason other than a breach of the agreement by the Company. The call option price is 75% of the fair market value of the MGA shares then held by TAB. The put option is exercisable by TAB in the event the Company does not meet the delivery timetable specified in the Systems Acquisition and Services Agreement. The put option price is the amount paid by TAB for the MGA shares plus 50% of the profit margin before tax on all orders placed with MGA by TAB prior to the exercise of the put option. The timetable originally specified in the System Acquisition and Services Agreement was modified to extend certain milestone dates. The Company has completed development and the system has received regulatory approval for TAB to proceed. On September 15, 2001 TAB acknowledged that the put option expired.

  A Management Services Agreement between the Company and MGA provides that the Company will make management personnel available to MGA. MGA is responsible for compensating such personnel. The agreement may terminate if the Company's ownership of the issued share capital in MGA falls below 35% or if the audited consolidated financial statements of MGA in a fiscal year show a net loss on an after-tax basis. Other than reimbursement for expenses, the Company receives no compensation under this agreement.

  A System Acquisition and Services Agreement between TAB and the Company requires the Company to provide hardware and software to operate a wide area progressive jackpot system in New South Wales, Australia. Under this agreement, the Company is to provide the hardware component of the system at cost and will receive a software license fee of $(AUD)50.00 per month per device commencing upon delivery of the system. Capitalized costs related to this project were $3,244 at September 30, 2001. In addition, TAB has agreed to reimburse the Company $388 for costs previously incurred related to this project.

  On November 14, 2001, the Company agreed to convert $502 of intercompany debt payable to the Company by MGA into 20.0 million capital shares of MGA. The Board of Directors of MGA also approved a resolution authorizing the foregoing conversion. The Company's resulting ownership interest in MGA increased to 92.6% of the issued shares. Pursuant to the terms of the Shareholder Agreement, upon obtaining an 80% or more controlling interest in MGA, the Company was granted the right to elect the entire Board of Directors of MGA. The Company will be consolidating the results of MGA from the date of acquisition of the additional shares.

4. INVENTORIES

  Inventories at September 30, 2001 and December 31, 2000 consist of the following:

                                                September 30,            December 31,
                                                    2001                     2000
                                               ---------------          --------------
Raw materials                                         $13,184                 $13,308
Finished goods                                          9,718                   9,580
Work-in-progress                                        6,405                   6,296
                                               --------------           -------------
     Subtotal                                          29,307                  29,184
Reserve for obsolete inventory                         (4,647)                 (5,302)
                                               --------------           -------------
     Total                                            $24,660                 $23,882
                                               ==============           =============

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

  Mikohn Gaming Corporation v. Acres Gaming, Inc.: The Company is a plaintiff in a suit entitled Mikohn Gaming Corporation v. Acres Gaming, Inc., Case No. CV-S-97-1383-EJW, pending in the United States District Court for the District of Nevada. This action was filed October 2, 1997 seeking, among other things, a declaratory judgment that the Company's MoneyTime(TM) system did not infringe a patent issued to Acres Gaming in August 1997. Subsequent to the filing of this action, three additional patents were issued to Acres Gaming. As each patent was issued, Acres Gaming brought a separate suit against Mikohn for patent infringement. All three suits were ultimately consolidated with the first action. The consolidated action went to trial before a jury on March 14, 2001. On March 27, 2001, the jury returned a verdict finding that the Company's MoneyTime(TM) system infringed two of the four patents and awarded Acres Gaming damages of $1,500, accrued at December 31, 2000. The Company has appealed the verdict to the Federal Circuit Court of Appeals.

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

6.  SEGMENT REPORTING

  The Company's worldwide operations are concentrated in two principal business segments: gaming operations and product sales. The gaming operations business segment was established in 1993 to develop, acquire, manufacture and distribute proprietary games, and these games have become increasingly important to its business. Increased attention has been given to gaming operations because of the high recurring revenues and profit margin potential for this business line. Mikohn owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases either provide for a fixed rental payment or a participation in the game's operating results. Sales of proprietary games are reflected in the reported results of the Company's product sales business segment, while revenues derived from leases are included in the results of its gaming operations business segment. The Company's product sales business segment has been providing gaming products and equipment around the world since 1987. First it sold progressive jackpot systems and then it expanded to sign manufacturing as well as other related products. Product sales have been made in almost every major gaming jurisdiction and include: (i) interior casino signage and exterior signage;
(ii) electronic components used in progressive jackpot systems, player tracking and information gathering and (iii) control systems and gaming machines for sale.

  Business segment information for the three and nine months ended September 30, 2001 and 2000 consist of:

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                         -------------------------      --------------------------
              Business Unit Segments                         2001           2000            2001            2000
              ----------------------                         ----           ----            ----            ----
Revenues:
 Gaming operations                                          $12,542        $ 8,437        $ 33,474         $25,487
 Product sales
   Signage and electronic components                         13,850         17,595          41,833          44,052
   Player tracking and information gathering                  1,070            837           3,122           3,946
   Gaming machines                                              766          1,379           2,896           3,037
                                                         ----------      ---------      ----------       ---------
                                                             15,686         19,811          47,851          51,035
                                                         ----------      ---------      ----------       ---------
     Total                                                  $28,228        $28,248        $ 81,325         $76,522
                                                         ==========      =========      ==========       =========
Gross profit:
 Gaming operations                                          $10,737        $ 7,071        $ 28,255         $21,681
 Product sales                                                5,746          7,342          17,684          19,935
                                                         ----------      ---------      ----------       ---------
     Total                                                  $16,483        $14,413        $ 45,939         $41,616
                                                         ==========      =========      ==========       =========
Operating income:
 Gaming operations                                          $ 5,520        $ 3,655        $ 14,421         $12,231
 Product sales                                                1,452          3,286           4,567           8,339
 Corporate                                                   (2,928)        (3,075)         (8,488)         (9,257)
                                                         ----------      ---------      ----------       ---------
     Total                                                  $ 4,044        $ 3,866        $ 10,500         $11,313
                                                         ==========      =========      ==========       =========

                                           Three Months Ended                       Nine Months Ended
                                              September 30,                           September 30,
                                     ---------------------------------      -----------------------------------
     Business Unit Segments               2001                2000                2001                 2000
     ----------------------               ----                ----                ----                 ----
Net income before tax:
     Gaming operations                   $4,380             $ 2,493            $ 11,656              $ 9,285
     Product sales                          312               1,600               2,164                4,027
     Corporate                           (3,492)             (2,886)            (10,501)              (9,378)
                                     ----------       -------------         -----------       --------------
          Total                          $1,200             $ 1,207            $  3,319              $ 3,934
                                     ==========       =============         ===========       ==============
Depreciation and amortization:
     Gaming operations                   $2,059             $ 1,654            $  5,652              $ 4,399
     Product sales                          353                 365               1,082                1,137
     Corporate                              888                 799               2,483                2,383
                                     ----------       -------------      --------------       --------------
          Total                          $3,300             $ 2,818            $  9,217              $ 7,919
                                     ==========       =============      ==============       ==============

The following departments are included in corporate expense:

                                           Three Months Ended                       Nine Months Ended
                                              September 30,                           September 30,
                                     ---------------------------------      ----------------------------------
     Department                          2001                2000                2001               2000
     ----------                          ----                ----                ----               ----
Human resources                        $  114              $   97              $  347             $  304
Executive and administration              377                 646               1,130              1,644
Finance and MIS                           875                 702               2,618              2,045
Legal and compliance                      270                 386                 778                842
Corporate facilities management            89                  81                 285                247
Research and development                   40                (113)                227                322
Marketing                                 275                 478                 620              1,469
Depreciation and amortization             888                 798               2,483              2,384
                                     --------            --------            --------           --------
     Total                             $2,928              $3,075              $8,488             $9,257
                                     ========            ========            ========           ========

  The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and nine months ended September 30, 2001 and 2000 consist of:

                                          Three Months Ended                       Nine Months Ended
                                             September 30,                           September 30,
                                     --------------------------------      ----------------------------------
     Geographic Operations              2001                2000                2001                 2000
     ---------------------              ----                ----                ----                 ----
Revenues:
     North America                     $26,067             $25,760             $75,184             $70,200
     Australia / Asia                     (198)                (13)               (448)               (183)
     Europe / Africa                     1,292               2,095               4,337               5,355
     South America                       1,067                 406               2,252               1,150
                                     ---------           ---------           ---------           ---------
          Total                        $28,228             $28,248             $81,325             $76,522
                                     =========           =========           =========           =========
Gross profit:
     North America                     $15,643             $14,141             $43,566             $40,263
     Australia / Asia                     (198)                (13)               (448)               (183)
     Europe / Africa                       587                 169               1,855               1,093
     South America                         451                 116                 966                 443
                                     ---------           ---------           ---------           ---------
          Total                        $16,483             $14,413             $45,939             $41,616
                                     =========           =========           =========           =========
Operating income:
     North America                     $ 4,071             $ 4,198             $10,843             $11,746
     Australia / Asia                     (198)                (13)               (448)               (183)
     Europe / Africa                        52                (188)                 31                  54
     South America                         119                (131)                 74                (304)
                                     ---------           ---------           ---------           ---------
          Total                        $ 4,044             $ 3,866             $10,500             $11,313
                                     =========           =========           =========           =========

                                          Three Months Ended                       Nine Months Ended
                                             September 30,                           September 30,
                                     --------------------------------      ----------------------------------
     Geographic Operations              2001                2000                2001                 2000
     ---------------------              ----                ----                ----                 ----
Net income before tax:
     North America                      $1,339             $ 1,997             $ 3,823             $ 4,841
     Australia / Asia                     (198)                (13)               (448)               (183)
     Europe / Africa                       (44)               (507)               (115)               (297)
     South America                         103                (270)                 59                (427)
                                     ---------           ---------           ---------           ---------
          Total                         $1,200             $ 1,207             $ 3,319             $ 3,934
                                     =========           =========           =========           =========
Depreciation and amortization:
     North America                      $3,262             $ 2,766             $ 9,090             $ 7,744
     Australia / Asia
     Europe / Africa                        20                  36                  79                 125
     South America                          18                  16                  48                  50
                                     ---------           ---------           ---------           ---------
          Total                         $3,300             $ 2,818             $ 9,217             $ 7,919
                                     =========           =========           =========           =========

NOTE 7 - COMMON STOCK

    During the nine months ended September 30, 2001 and 2000, the Company issued common stock as follows:

                                                           Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                        2001               2000
                                                       -----               ----
Common stock issuance:
     Stock options exercised                              49                 61
     Employee stock purchase plan                         89                168
     Issuance of stock through private placement       1,500
                                                       -----               ----
         Total                                         1,638                229
                                                       =====               ====

NOTE 8 - RECENT ACCOUNTING STANDARDS

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

  In August 2001, the FASB issued SFAS No. 144 - Accounting for the Impairment on Disposal of Long-Lived Assets, effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121 and portions of other accounting statements. The provisions applicable to the Company are substantially the same as those applied under SFAS No. 121 and the Company, therefore, does not believe that the adoption of SFAS No. 144 will have a material impact on its results of operations or financial position. The Company is, however, required to complete the initial assessment of impairment by 2002.

NOTE 9 - GUARANTOR FINANCIAL STATEMENTS

  On August 22, 2001, the Company completed the private placement of $105,000 of its 11.875% Senior Secured Notes due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. In addition, on August 10, 2001, the Company completed the sale of 1,500,000 shares of its common stock to institutional investors in a private placement for $8,250.

  A significant portion of the proceeds from the above transactions were used to retire certain term loans and other credit facilities approximating $83,000.

  The Company's domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the Senior Secured Notes. The financial statements for the guarantor subsidiaries follows:

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATING CONDENSED BALANCE SHEETS

(Amounts in thousands)                                                          September 30, 2001
                                                   --------------------------------------------------------------------------
                                                                 Guarantor       Non-Guarantor
                                                     Parent      Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                   ----------    ------------    -------------   ------------    ------------
ASSETS
Current Assets:
 Cash                                                $ 17,698         $  (569)          $  395       $      -        $ 17,524
 Accounts receivable, net                              10,452           8,373            3,768                         22,593
 Inventories, net                                      10,440          12,382            1,837                         24,659
 Other current assets                                  10,850           5,038              293                         16,181
                                                     --------         -------           ------       --------        --------
     Total current assets                              49,440          25,224            6,293                         80,957

Property and equipment, net                            11,262          18,996            1,018                         31,276
Intangible assets                                      60,909           6,656                                          67,565
Investments in subsidiaries                            44,063                                         (44,111)            (48)
Other assets                                           14,127           2,262                                          16,389
                                                     --------         -------           ------       --------        --------
     Total assets                                    $179,801         $53,138           $7,311       $(44,111)       $196,139
                                                     ========         =======           ======       ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                  $ 15,734         $ 7,346           $3,406       $      -        $ 26,486
Intercompany transactions                              (1,870)           (864)           2,734                              -
                                                     --------        --------           ------       --------        --------
     Total current liabilities                         13,864           6,482            6,140              -          26,486

Long-term debt                                         99,704           2,396                                         102,100
Other liabilities, long term                            9,362           1,320                                          10,682
Deferred tax liability -- noncurrent                   18,279                                                          18,279

Stockholders' equity                                   38,592          42,940            1,171        (44,111)         38,592
                                                     --------         -------           ------       --------        --------
Total liabilities and stockholders' equity           $179,801         $53,138           $7,311       $(44,111)       $196,139
                                                     ========         =======           ======       ========        ========
                                                                                     December 31, 2000
                                                     ------------------------------------------------------------------------
                                                                  Guarantor      Non-Guarantor
                                                      Parent      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                     --------     ------------   -------------    ------------   ------------
ASSETS
Current Assets:
 Cash                                                 $    540         $  (375)         $  297        $       -      $    462
 Accounts receivable, net                               10,831           8,102           2,262                         21,195
 Inventories, net                                       11,730          10,426           1,726                         23,882
 Other current assets                                   10,926           3,573             195                         14,694
                                                      --------         -------         -------        ---------      --------
     Total current assets                               34,027          21,726           4,480                -        60,233

Property and equipment, net                             11,156          14,112             547                         25,815
Intangible assets                                       62,817           7,010               -                         69,827
Investments in subsidiaries                             35,655                                          (35,255)          400
Other assets                                             8,921           1,550               -                         10,471
                                                      --------         -------         -------        ---------      --------
     Total assets                                     $152,576         $44,398          $5,027        $ (35,255)     $166,746
                                                      ========         =======          ======        =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                   $ 14,986         $ 6,376          $1,894        $       -      $ 23,256
Intercompany transactions                               (2,603)            418           2,185                              -
                                                      --------         -------         -------        ---------      --------
     Total current liabilities                          12,383           6,794           4,079                -        23,256

Long-term debt                                          83,127           1,806              16                         84,949
Other liabilities, long term                             9,582           1,475               -                         11,057
Deferred tax liability -- noncurrent                    18,279               -               -                         18,279

Stockholders' equity                                    29,205          34,323             932          (35,255)       29,205
                                                      --------         -------         -------        ---------      --------
Total liabilities and stockholders' equity            $152,576         $44,398          $5,027        $ (35,255)     $166,746
                                                      ========         =======         =======        =========      ========

                           MIKOHN GAMING CORPORATION
               CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)                                          Three Months Ended September 30, 2001
                                            ----------------------------------------------------------------------------
                                                                              Non-
                                                          Guarantor        Guarantor
                                             Parent      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            --------     ------------     ------------     ------------     ------------
Revenues                                     $16,974          $17,649           $2,360          $(8,755)         $28,228
Cost of sales                                  8,046            7,899            1,322           (5,523)          11,744
Selling, general and administrative
     expenses                                  7,961            3,744              735                            12,440
                                             -------          -------            -----          -------          -------
     Operating income (loss)                     967            6,006              303           (3,232)           4,044

Equity in earnings of subsidiaries             2,877                                             (2,877)              -
Interest expense                              (2,709)            (106)             (56)                           (2,871)
Other income and (expense)                        65               17              (55)                               27
                                             -------          -------            -----          -------          -------
     Income (loss) before income taxes
          and extraordinary item               1,200            5,917              192           (6,109)           1,200

Income tax provision
                                             -------          -------            -----          -------          -------
     Income (loss) before extraordinary
           item                                1,200            5,917              192           (6,109)           1,200

Extraordinary item, net of income tax         (3,135)                                                             (3,135)
                                             -------          -------            -----          -------          -------

     Net income (loss)                       $(1,935)         $ 5,917           $  192          $(6,109)         $(1,935)
                                             =======          =======           ======          =======          =======

                                                                Three Months Ended September 30, 2000
                                            ----------------------------------------------------------------------------
                                                                              Non-
                                                           Guarantor        Guarantor
                                             Parent      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            ---------    -------------    -------------    -------------    -------------
Revenues                                     $16,121          $19,843           $2,501         $(10,217)         $28,248
Cost of sales                                  6,446           12,323            2,215           (7,143)          13,841
Selling, general and administrative
     expenses                                  7,335            2,602              604                            10,541
                                             -------          -------            -----         --------          -------
     Operating income (loss)                   2,340            4,918             (318)          (3,074)           3,866

Equity in earnings of subsidiaries               895                                              (895)                -
Interest expense                              (2,549)            (137)             (19)                           (2,705)
Other income and (expense)                        51              (15)              10                                46
                                             -------          -------            -----         --------          -------
     Income (loss) before income taxes
          and extraordinary item                 737            4,766             (327)          (3,969)           1,207

Income tax (provision) benefit                    43           (1,661)             116            1,075             (427)
                                             -------          -------            -----         --------          -------
     Income (loss) before extraordinary
          item                                   780            3,105             (211)          (2,894)             780

Extraordinary item, net of income tax
                                             -------          -------            -----         --------          -------

     Net income (loss)                       $   780          $ 3,105           $ (211)        $ (2,894)         $   780
                                             =======          =======           ======         ========          =======

                                                                Nine Months Ended September 30, 2001
                                            ----------------------------------------------------------------------------
                                                                              Non-
                                                          Guarantor        Guarantor
                                             Parent      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            --------     ------------     ------------     ------------     ------------
Revenues                                     $46,075          $52,022           $6,589         $(23,361)         $81,325
Cost of sales                                 21,144           25,573            3,768          (15,099)          35,386
Selling, general and administrative
     expenses                                 22,865           10,152            2,422                            35,439
                                             -------          -------            -----          -------          -------
     Operating income (loss)                   2,066           16,297              399           (8,262)          10,500

Equity in earnings of subsidiaries             8,365                                             (8,365)               -
Interest expense                              (7,370)            (220)            (159)                           (7,749)
Other income and (expense)                       258              312               (2)                              568
                                             -------          -------            -----          -------          -------

     Income (loss) before income taxes
          and extraordinary item               3,319           16,389              238          (16,627)           3,319

Income tax provision
                                             -------          -------            -----          -------          -------
     Income (loss) before extraordinary
           item                                3,319           16,389              238          (16,627)           3,319

Extraordinary item, net of income tax         (3,135)                                                             (3,135)
                                             -------          -------            -----          -------          -------

     Net income (loss)                       $   184          $16,389           $  238         $(16,627)         $   184
                                             =======          =======           ======         ========          =======

                                                                Nine Months Ended September 30, 2000
                                            ----------------------------------------------------------------------------
                                                                              Non-
                                                           Guarantor        Guarantor
                                             Parent      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            ---------    -------------    -------------    -------------    -------------
Revenues                                     $48,448          $49,195           $6,505         $(27,626)         $76,522
Cost of sales                                 19,073           29,940            4,970          (19,069)          34,914
Selling, general and administrative
     expenses                                 22,001            6,509            1,785                            30,295
                                             -------          -------            -----          -------          -------
    Operating income (loss)                    7,374           12,746             (250)          (8,557)          11,313

Equity in earnings of subsidiaries             2,502                                             (2,502)               -
Interest expense                              (7,374)            (233)             (56)                           (7,663)
Other income and (expense)                       264              (12)              32                               284
                                             -------          -------            -----          -------          -------

     Income (loss) before income taxes
          and extraordinary item               2,766           12,501             (274)         (11,059)           3,934

Income tax provision (benefit)                  (150)          (4,188)             153            2,867           (1,318)
                                             -------          -------            -----          -------          -------

     Income (loss) before extraordinary
          item                                 2,616            8,313             (121)          (8,192)           2,616

Extraordinary item, net of income tax
                                             -------          -------            -----          -------          -------

     Net income (loss)                       $ 2,616          $ 8,313           $ (121)        $ (8,192)         $ 2,616
                                             =======          =======           ======         ========          =======

                          MIKOHN  GAMING CORPORATION
                CONSOLIDATING CONDENSED CASH [CFLOW STATEMENTS

                                                          For the Nine Months Ended September 30, 2001
                                                --------------------------------------------------------------------
                                                                              Non-
                                                             Guarantor      Guarantor
                                                  Parent   Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                ---------  -------------  -------------  ------------  -------------
Net cash provided by operating activities       $    823       $  7,396         $1,070   $          -      $  9,289
                                                ---------  -------------  -------------  ------------  -------------

Cash flows from investing activities:
     Purchase of inventory for lease to others      (907)       (12,048)                                    (12,955)

     Proceeds from sale-leaseback transactions                    3,500                                       3,500

     Purchase of property and equipment             (956)          (402)          (565)                      (1,923)

     Proceeds from note receivable, sale of
          subsidiary
     Other investing activities                     (455)           235                                        (220)
                                                ---------  -------------  -------------  ------------  -------------
Net cash used in investing activities             (2,318)        (8,715)          (565)                     (11,598)
                                                ---------  -------------  -------------  ------------  -------------
Cash flows from financing activities:
     Proceeds from long-term debt                 99,639                           236                       99,875

     Debt issuance costs                          (6,938)                                                    (6,938)
     Principal payments on long-term debt        (82,396)                         (635)                     (83,031)

     Proceeds from issuance of
          common stock and warrants                9,240                                                      9,240
     Other financing activities                     (892)         1,125             (8)                         225
                                                ---------  -------------  -------------  ------------  -------------
Net cash provided by financing activities         18,653          1,125           (407)                      19,371
                                                ---------  -------------  -------------  ------------  -------------
Increase in cash and cash equivalents             17,158           (194)            98                       17,062

Cash and cash equivalents, beginning of period       540           (375)           297                          462
                                                ---------  -------------  -------------  ------------  -------------
Cash and cash equivalents, end of period        $ 17,698       $   (569)        $  395   $          -      $ 17,524
                                                =========  =============  =============  ============  =============

                                                            For the Nine Months Ended September 30, 2000
                                               ---------------------------------------------------------------------
                                                                              Non-
                                                             Guarantor     Guarantor
                                                 Parent    Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                ---------  -------------  -------------  ------------  -------------
Net cash provided by operating activities       $ (7,869)      $ 15,860         $  787   $          -      $  8,778
                                                ---------  -------------  -------------  ------------  -------------
Cash flows from investing activities:
     Purchase of inventory for lease to
        others                                                  (18,538)                                    (18,538)

     Proceeds from sale-leaseback transactions                    2,000                                       2,000

     Purchase of property and equipment             (189)          (124)           (76)                        (389)
     Proceeds from note receivable, sale of
        subsidiary                                 4,418                                                      4,418

     Other investing activities                    3,454         (2,013)                                      1,441
                                                ---------  -------------  -------------  ------------  -------------
Net cash used in investing activities              7,683        (18,675)           (76)                     (11,068)
                                                ---------  -------------  -------------  ------------  -------------

Cash flows from financing activities:

     Proceeds from long-term debt                  4,823                                                      4,823

     Debt issuance costs                                                                                          -

     Principal payments on long-term debt         (4,181)                         (179)                      (4,360)
     Proceeds from issuance of common
          stock and warrants                       1,261                                                      1,261

     Other financing activities                     (551)         2,506            (13)                       1,942
                                                ---------  -------------  -------------  ------------  -------------
Net cash provided by financing activities          1,352          2,506           (192)             -         3,666
                                                ---------  -------------  -------------  ------------  -------------
Increase in cash and cash equivalents              1,166           (309)           519                        1,376

Cash and cash equivalents, beginning of period      (189)          (311)           548                           48
                                                ---------  -------------  -------------  ------------  -------------
Cash and cash equivalents, end of period        $    977       $   (620)        $1,067   $          -      $  1,424
                                                =========  =============  =============  ============  =============

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

  All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. Factors such as competition, customer dissatisfaction, failure to gain new product acceptance, software, internet gaming, our maintaining licenses for branded games, our relationship with TAB, Ltd., our dependence on Sigma Game Inc., our operating history, our high leverage and accompanying debt service obligations, onerous taxation and other adverse government action (including, without limitation, with respect to gaming regulations and our gaming licenses and approvals), unusual risks attending foreign transactions and general deterioration in economic conditions may cause results to differ materially from any that are projected. Forward-looking statements speak only as of the date they are made, and readers are warned that the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they may occur.

  Readers are urged to carefully review and consider disclosures made by the Company in this and other reports that discuss factors germane to the Company's business. See particularly the Company's reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.


CHANGES IN REPORTING

  As the Company has realigned the reporting of its business units, certain items of prior year revenue and expense have been reclassified to follow the Company's current reporting practice. All amounts (including dollar amounts and number of shares) reported in this section (from this point forward) are expressed in thousands and are rounded to the nearest thousand unless otherwise stated. However, numbers of units are expressed in whole amounts unless otherwise specifically stated. All percentages reported are based on rounded numbers presented.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 and 2000

REVENUES

                                                                  Change
       Business Segment                 2001          2000        Amount           %
       ----------------                 ----          ----        ------           -
Revenues:
     Gaming operations                $33,474       $25,487       $ 7,987        31.3%
     Product sales                     47,851        51,035        (3,184)       -6.2%
                                      -------       -------       -------

          Total revenues              $81,325       $76,522       $ 4,803         6.3%
                                      =======       =======       =======

Percentage of total revenues:
     Gaming operations                   41.2%         33.3%
     Product sales                       58.8%         66.7%
                                      -------       -------

          Total                         100.0%        100.0%
                                      =======       =======

  Gaming operations revenues for the nine months ended September 30, 2001 were $33,474, an increase of $7,987 or 31%, over the $25,487 of revenues in the comparable period of 2000. This increase was primarily the result of an increase in the average number of leased slot machines in operation from approximately 1,450 in the 2000 period to approximately 2,700 in the nine-month period ended September 30, 2001 (at September 30, 2001, the Company had approximately 3,050 leased slot machines in operation) offset, in part, by a decrease in revenues related to the lease of table games. In total, the Company increased its slot machine lease revenues from $9,880 during the nine months ended September 30, 2000 to $20,992 during the 2001 nine-month period, an increase of 113%. This increase in leased slot machine revenues was offset, in part, by a 4% decrease (approximately $537) in recurring leased table game revenues caused by a decline in the average monthly lease charge for the table games during the 2001 period. Additionally, revenues of $2,588 recorded in the nine months ended September 30, 2000 from the non-recurring sale of certain table game product rights owned by the Company were not duplicated in the 2001 period.

  Product sales revenues for the nine months ended September 30, 2001 were $47,851, a decrease of $3,184 or 6%, as compared to $51,035 of product sales revenues recorded during the nine months ended September 30, 2000. A reduction in the number of new casino openings or expansions in the 2001 period contributed to the decline in product sales. Various electronic and display product revenues declined approximately $2,200 during the nine months ended September 30, 2001 and systems revenues were approximately $863 less than the 2000 nine-month period.

OPERATING INCOME

                                                                  Change
         Business Segment               2001         2000         Amount           %
         ----------------               ----         ----         ------           -
Operating income:
     Gaming operations                $14,421      $12,231       $ 2,190         17.9%
     Product sales                      4,567        8,339        (3,772)       -45.2%
                                      -------      -------       -------
          Segment operating income     18,988       20,570        (1,582)         7.7%

     Corporate expenses                (8,488)      (9,257)          769          8.3%
                                      -------      -------       -------

          Total operating income      $10,500      $11,313       $  (813)        -7.2%
                                      =======      =======       =======

Depreciation and amortization
 (included above):
     Gaming operations                $ 5,652      $ 4,399       $ 1,253         28.5%
     Product sales                      1,082        1,137           (55)         4.8%
                                      -------      -------       -------
          Segment depreciation and
            amortization                6,734        5,536         1,198         21.6%

     Corporate                          2,483        2,383           100          4.2%
                                      -------      -------       -------
          Total segment depreciation
            and amortization          $ 9,217      $ 7,919       $ 1,298         16.4%
                                      =======      =======       =======

  Gaming operations operating income for the nine months ended September 30, 2001 was $14,421, an increase of $2,190 or 18%, from $12,231 in the nine months ended September 30, 2000. This increase was principally the result of the aforementioned increase in gaming operations revenues during the nine months ended September 30, 2001 offset by (i) rental payments of approximately $2,700 made under slot machine operating leases in the 2001 period which were not incurred in the 2000 period, and (ii) the recording of $2,587 of revenues and operating income from the nonrecurring sale of certain table game products rights owned by the Company in the 2000 period, which sale was not matched in the 2001 period. Without giving effect to this nonrecurring sale, gaming operations operating income for the nine months ended September 30, 2001 increased by $4,844, or 40%, as compared to the first nine months of 2000.

  Product sales operating income for the nine months ended September 30, 2001 was $4,567, a decrease of $3,772 or 45%, from $8,339 for the nine months ended September 30, 2000. This decrease was principally the result of (i) the aforementioned decrease in revenues for the nine months ended September 30, 2001 of $3,184, (ii) a shift in the Company's product sales mix from higher margin casino system sales for the first nine months of 2000 to lower margin display products in the 2001 period and (iii) an increase in the provision for excess and slow moving inventories in the amount of $382.

  Corporate expenses for the nine months ended September 30, 2001 were $8,488, a decrease of $769 or 8%, from $9,257 in the 2000 period. This decrease was principally the result of a reduction in marketing expenses incurred during the nine months ended September 30, 2001 period of approximately $849.

  Depreciation and amortization expenses, discussed below, have been allocated to the segments and are included in segment operating income.

  During the nine months ended September 30, 2001, depreciation and amortization expenses were $9,217 an increase of $1,298 or 16%, from $7,919 during the nine months ended September 30, 2000. This increase was principally the result of the increase in the number of leased slot machines not financed with operating leases in operation during the nine months ended September 30, 2001 as compared to the similar 2000 period.

INTEREST EXPENSE

  Interest expense for the nine months ended September 30, 2001 was $7,749, an increase of $86 or 1%, from the $7,663 for the nine months ended September 30, 2000. This increase was the result of an increase in the average amount of outstanding borrowings during the nine months ended September 30, 2001 offset, in part, by a net decrease in average interest rates on certain of the Company's outstanding debt in the 2001 period as compared to the 2000 period.

OTHER INCOME AND (EXPENSE)

  Other income for the nine months ended September 30, 2001 was $568, an increase of $284 or 100% from other income of $284 for the nine months ended September 30, 2001. This increase was primarily the result of certain gains recognized from the sale of certain property and equipment during the 2001 period.

  Interest income, included above, for the nine months ended September 30, 2001 was $455, an increase of $43 or 10%, from $412 of interest income recorded in the nine months ended September 30, 2000.

INCOME TAX PROVISION

  For the nine months ended September 30, 2001, the Company did not record an income tax provision due to the utilization of net operating loss carryforwards. For the nine months ended September 30, 2000, the Company recorded an income tax provision of $1,318, for an effective tax rate of 33%.

EXTRAORDINARY ITEM

  In connection with the Company's August, 2001 refinancing and early extinguishment of certain of its outstanding debt obligations (see Liquidity and Capital Resources, below), the Company incurred extraordinary charges for the early extinguishment of debt, totaling $3,135, for the nine-month period ended September 30, 2001.

EARNINGS PER SHARE

  Both basic and diluted earnings before extraordinary item per share for the nine months ended September 30, 2001 were $0.29 on basic and diluted weighted average common shares outstanding of 11,423 and 11,532, respectively. However, basic and diluted net earnings per share for the same period were $0.02 on basic and diluted weighted average common shares outstanding of 11,423 and 11,532, respectively. For the nine months ended September 30, 2000, both basic and diluted earnings per share were $0.24 on basic and diluted weighted average common shares outstanding of 10,939 and 11,077, respectively.

Three Months Ended September 30, 2001 and 2000

REVENUES

                                                                   Change
         Business Segment               2001          2000         Amount           %
         ----------------               ----          ----         ------           -
Revenues:
     Gaming operations                $12,542       $ 8,437       $ 4,105        48.7%
     Product sales                     15,686        19,811        (4,125)      -20.8%
                                      -------       -------       -------

          Total revenues              $28,228       $28,248       $   (20)       -0.1%
                                      =======       =======       =======

Percentage of total revenues:
     Gaming operations                   44.4%         29.9%
     Product sales                       55.6%         70.1%
                                      -------       -------

          Total                         100.0%        100.0%
                                      =======       =======

  Gaming operations revenues for the three months ended September 30, 2001 were $12,542, an increase of $4,105 or 49%, from $8,437 for the similar 2000 quarterly period. This increase was primarily the result of (i) a significant increase in the average installed base of leased slot machines, from approximately 1,800 in the quarter ended September 30, 2000 to approximately 2,950 during the three months ended September 30, 2001 and (ii) an approximate 30% increase in the average win per day for leased slot machines during the three months ended September 30, 2001 as compared to the similar 2000 three-month period. These increases were partially offset by a 7% decrease in table game revenues attributable to a decrease in the average monthly lease charge for table games in the 2001 period. Leased slot machine revenues totaled $8,413 as compared to $3,999 during the three months ended September 30, 2001 and 2000, respectively.

  Product sales revenues for the three months ended September 30, 2001 were $15,686, a decrease of $4,125 or 21%, from the $19,811 in product sales revenues recorded for the three months ended September 30, 2000. This decrease was primarily the result of a significant exterior sign sale related to a new casino opening in the 2000 period which was not matched in the 2001 three-month period.

OPERATING INCOME

                                                                      Change
         Business Segment                 2001          2000          Amount           %
         ----------------                 ----          ----          ------           -
Operating income:
     Gaming operations                  $ 5,520         $ 3,655       $ 1,865        51.0%
     Product sales                        1,452           3,286        (1,834)      -55.8%
                                        -------         -------       -------
          Segment operating income        6,972           6,941            31         0.4%

     Corporate expenses                  (2,928)         (3,075)          147         4.8%
                                        -------         -------       -------

          Total operating income        $ 4,044         $ 3,866       $   178         4.6%
                                        =======         =======       =======

Depreciation and amortization
 (included above):
     Gaming operations                  $ 2,059         $ 1,654       $   405        24.5%
     Product sales                          353             365           (12)       -3.3%
                                        -------         -------       -------
          Segment depreciation and
            amortization                  2,412           2,019           393        19.5%

     Corporate                              888             799            89        11.1%
                                        -------         -------       -------
          Total segment depreciation
            and amortization            $ 3,300         $ 2,818       $   482        17.1%
                                        =======         =======       =======

  Gaming operations operating income for the three months ended September 30, 2001 was $5,520, an increase of $1,865 or 51%, from $3,655 during the three months ended September 30, 2000. This increase was primarily the result of an increase in leased slot machine operating income of $2,186 offset, in part, by a decrease in leased table games operating income of $254 as compared to the 2000 three-month period. The increase in leased slot machines operating income for the three months ended September 30, 2001 was due principally to (i) the aforementioned increase in leased slot machines revenues for the three months ended September 30, 2001 of $4,414 offset by an increase in rental payments for operating leases of approximately $1,200 and increased depreciation charges of approximately $243. The decrease in table games operating income was due principally to the aforementioned decline in revenues of $309.

  Product sales operating income for the three months ended September 30, 2001 was $1,452, a decrease of $1,834 or 56%, from $3,286 in the similar 2000 quarter. This decrease was principally the result of (i) the aforementioned decrease in sales of $4,125, (ii) a shift in the Company's product sales mix from higher margin casino system sales to lower margin display products in the 2001 period and (iii) an increase in the provision for excess and slow moving inventories in the amount of $176 due to recent economic conditions.

  Corporate expenses for the three months ended September 30, 2001 were $2,928, a decrease of $147 or 5%, from $3,075 for the three months ended September 30, 2000.

  Depreciation and amortization expenses, discussed below, have been allocated to the segments and are included in segment operating income.

  During the three months ended September 30, 2001, depreciation and amortization expenses were $3,300, an increase of $482 or 17%, from $2,818 during the three months ended September 30, 2000. This increase was principally the result of the increase in the number of leased slot machines in operation not financed by operating leases in the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000.

INTEREST EXPENSE

  Interest expense for the three months ended September 30, 2001 was $2,871, an increase of $166 or 6%, from $2,705 during the three months ended September 30, 2000. This increase was principally the result of (i) an increase in average outstanding borrowings caused by the refinancing of the Company's debt structure in August 2001 and (ii) an increase in the average interest rate during the three months ended September 30, 2001 as compared to the similar 2000 quarterly period.

OTHER INCOME AND (EXPENSE)

  Other income for the three months ended September 30, 2001 was $27, a decrease of $19 or 41%, from $46 in the three-month period ended September 30, 2000.

  Interest income, included above, for the three months ended September 30, 2001 was $120, a decrease of $37 from $157 during the three months ended September 30, 2000.

INCOME TAX PROVISION

  For the three months ended September 30, 2001, the Company did not record an income tax benefit for the net loss incurred due to net operating loss carryforwards. For the three months ended September 30, 2000, the Company recorded an income tax provision of $427, for an effective tax rate of 35%.

EXTRAORDINARY ITEM

  In connection with the Company's August, 2001 refinancing and early extinguishment of certain of its outstanding debt obligations (see liquidity and capital resources discussion), the Company incurred extraordinary charges for the early extinguishment of debt, totaling $3,135, for the three-month period ended September 30, 2001.

EARNINGS (LOSS) PER SHARE

  Both basic and diluted income before extraordinary item per share for the three months ended September 30, 2001 was $0.10 on weighted average common shares outstanding of 12,072. However, net loss per share for the three months ended September 30, 2001 was $0.16 on weighted average common shares outstanding of 12,072. For the three months ended September 30, 2000, both basic and diluted earnings per share were $0.07 on basic and diluted weighted average common shares outstanding of 11,021 and 11,178, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  For the nine months ended September 30, 2001, the Company had net income of $184 (income before extraordinary item in the amount of $3,319 and extraordinary loss from the early extinguishment of debt in the amount of $3,135) as compared to net income of $2,616 for the nine months ended September 30, 2000.

  Cash provided by operating activities was $9,289 for the nine months ended September 30, 2001. The significant items which provided net cash from operating activities were net income of $184 increased by non-cash charges for an extraordinary loss on early extinguishment of debt, depreciation, amortization and valuation allowances in the amount of $14,162. Other significant changes in operating assets or liabilities were increases in accounts receivable, inventories, prepaid expenses and other assets of $6,475 partially offset by an net increase in accounts payable, accrued liabilities and customer deposits of $2,332.

  Cash used in investing activities for the nine months ended September 30, 2001 totaled $11,599. The significant uses of cash in investing activities were the purchase of inventory leased to others of $12,955 and purchases of property and equipment of $1,923. These uses of cash were offset, in part, by proceeds from sale-leaseback transactions relative to the purchase of inventory leased to others of $3,500.

  Net cash provided by financing activities during the nine months ended September 30, 2001 was $19,372. The principal sources of such net cash were (i) proceeds received from the issuance of the Company's Senior Secured Notes due 2008 of $99,875 in August 2001, (ii) net proceeds received from the private placement of 1.5 million shares of the Company's common stock and warrants to purchase 420,000 shares of common stock of $9,240, and (iii) proceeds from capital lease transactions of $2,000. Offsetting these cash proceeds were payments incurred to retire the Company's outstanding term loans and certain other credit facilities of $83,081, payments for debt issuance costs of $6,938 and payments on capital leases of $1,482.

  The Company had cash and cash equivalents at September 30, 2001 of $17,524. Management believes that the amount of cash and cash equivalents available at September 30, 2001 and the cash flow expected from operations will be adequate for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and other scheduled payments under debt and capital lease obligations for the foreseeable future. The Company also continues to explore additional cost-effective financing alternatives including a revolving line of credit facility.

  On August 22, 2001, the Company completed the private placement of $105,000 of its 11.875% Senior Secured Notes due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. Interest payments of $6,234 are due each on April 1, and November 1, until 2008. The Company also completed, on August 10, 2001, the sale of 1,500,000 shares of its common stock to institutional investors in a private placement for $8,250. The total proceeds were used to retire certain term loans and other credit facilities, to fund related fees and expenses and for working capital purposes.

                           MIKOHN GAMING CORPORATION
                          PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       None

Item 6 - Exhibits and Reports on Form 8-K

A.     Exhibits:

       None

B.     Reports on Form 8-K:

       None

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                           MIKOHN GAMING CORPORATION, Registrant



                                           BY: /S/             Donald W. Stevens
                                              ----------------------------------
                                               Donald W. Stevens, Executive Vice
                                                 President, Treasurer, Principal
                                                               Financial Officer
Dated:  November 14, 2001