Form 10-K405/A
period 2000-12-31
MIKOHN GAMING CORP
filed 2001-11-26
CIK 912241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

  X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
-----  Act of 1934 for the fiscal year ended December 31, 2000 or

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

                         Commission File Number: 0-22752

                            MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                             88-0218876
--------------------------------------------------------------------------------
  (State or other jurisdiction of       (IRS Employer Identification No.)
   incorporation or organization)


 920 Pilot Road, P. O. Box 98686, Las Vegas, NV            89119
--------------------------------------------------------------------------------
    (Address of principal executive office)              (Zip code)

Registrant's telephone number, including area code:  (702) 896-3890
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

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirement for the past 90 days. Yes X No
                                             ---    ---

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

     This Form 10K/A has been prepared and filed by the Company to enhance the prior disclosures set forth in the Company's Form 10-K previously filed for the fiscal year ended December 31, 2001. Specifically, this Form 10K/A provides for
(i) for the reclassification of certain inventory reserves related to older slot machine lines and certain surveillance inventories from write-off of assets and other to cost of sales (see Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Statements of Operations and
Note 10 to Consolidated Financial Statements--Write-Off of Assets and Other and Extraordinary Item), (ii) additional disclosure describing the Company's accounting policies as it pertains to and further clarifies and describes the information as it relates to equity instruments issued to consultants and vendors in exchange for services or goods (see Note 1 to Consolidated Financial Statements--Description of Business and General Accounting Policies-Equity Instruments Issued to Consultants and Vendors) and finally (iii) the further breakout of gaming products revenues by components within that business segment (see Note 19 to Consolidated Financial Statements--Segment Reporting).

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

                            MIKOHN GAMING CORPORATION
                       ANNUAL REPORT ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Business...........................................................  2
Item 2.  Properties......................................................... 24
Item 3.  Legal Proceedings.................................................. 24
Item 4.  Submission of Matters to a Vote of Security Holders................ 24


                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters............................................................ 25
Item 6.  Selected Financial Data............................................ 26
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 27
Item 7A. Quantitative and Qualitative Disclosures About Market Risk......... 37
Item 8.  Consolidated Financial Statements and Supplementary Data........... 38
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................... 75


                                   PART III

Item 10. Directors and Executive Officers of the Registrant................. 75
Item 11. Executive Compensation............................................. 75
Item 12. Security Ownership of Certain Beneficial Owners and Management..... 75
Item 13. Certain Relationships and Related Transactions..................... 75


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

     Repositioning and Other Charges

     As a result of the significant improvement in our gaming operations, we undertook a major strategic repositioning initiative at the end of 2000. The growing demand for our proprietary slot machines placed significant capital demands on our limited capital resources. In order to maximize the capital and marketing resources allocated to our higher return gaming operations, we had to redirect resources from our lower return gaming products and some older products in the gaming operations segment. The financial impact from this strategic repositioning initiative includes $6.6 million of asset write-offs related to product lines to be phased-out (or the further development of which has been deferred). Also included in the write-off of assets and other are $3.2 million in costs of a patent infringement suit initiated in 1997. During 2000 we made provisions for uncollectible receivables and slow-moving and obsolete inventories of $9.4 million, which is substantially higher than the normal historical provisions for these items. This $9.4 million is significantly higher than the average of our provisions for bad debts and slow-moving and obsolete inventories in 1999 and 1998 of $2.6 million. The increases in these provisions relate to the strategic repositioning initiative, changing economic conditions and changing customer credit circumstances. See Note 3 - Accounts Receivable and
Note 5 - Inventories in the Notes to Consolidated Financial Statements.

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

     The address of our headquarters is 920 Pilot Road, Las Vegas, Nevada 89119 and our telephone number is (702) 896-3890. Mikohn's internet address is www.mikohn.com. The information on our website is not incorporated by reference
--------------
into this Annual Report on Form 10-K.

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

     Expected to be released in the second quarter of 2001 is Yahtzee(R) Mystery Winner(TM), another version of video Yahtzee(R), which couples the familiar name of Yahtzee(R) with a mystery theme and three exciting bonus features. Yahtzee(R) Mystery Winner(TM) video slot is a five-reel, nine-line, 90-coin max-bet game. Like the original Yahtzee(R) slot game, it has the successful main Yahtzee(R) Bonus Round(TM).

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

     The Clue(R) Winning Solution(TM) video slot game, our second release from the Think Big(TM) series, is scheduled for release later in 2001. Mikohn has entered into another exclusive, worldwide licensing agreement with Hasbro, Inc. to develop a slot version of Hasbro's classic, best-selling Clue(R) board game. The Clue(R) game is the classic "whodunit" as players compete to find out who committed the murder of the unfortunate Mr. Boddy. With six characters, six weapons and nine rooms, there are a potential 324 different murder combinations. Three main bonuses exist. The primary "Winning Solution" bonus utilizes the home-game theme of identifying Who, What and Where for the untimely demise of Mr. Boddy. Additionally, when the player successfully completes the "Winning Solution" bonus, he/she advances to the "Inheritance" bonus in which Mr. Boddy's inheritance is collected for solving the crime. A secondary "Card Caper" bonus utilizes the selection of cards in a multi-stage game. A third "Clue(R) Trivia(TM)" bonus adapts Clue(R) and mystery/detective questions to the knowledge-based casino format.

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

     Tre' Card Stud(TM). Tre' Card Stud(TM)is a new three-card variation of Caribbean Stud(R). The game is approved in California, Indiana, Michigan, Mississippi, Missouri and Nevada.

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

     CasinoLink(R). Our CasinoLink(R) system is an integrated management system for the gaming enterprise. Operating on a Microsoft Windows NT(R) / SQL Server(R) platform, CasinoLink(R) provides its users with robust, highly scalable applications for accounting and auditing, administration and security, jackpot management and player marketing. CasinoLink(R) is exceptionally well suited to fulfill the requirements of large, geographically dispersed casino operators who require multi-site capability.

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

          Other Gaming Products - In the electronics, bonusing and control systems market, we believe that our components for progressive jackpot systems have the highest market share and name recognition in the industry. The primary competitors for our progressive jackpot system components are Casino Data Systems and Acres Gaming. See Item 3 - Legal Proceedings. Although International Game Technology currently uses the controllers and software it manufactures solely in connection with its own proprietary gaming machines, International Game Technology may in the future commence sales of these components to other gaming machine manufacturers and casino operators. In the placement of progressive jackpot bonusing systems, we compete with Acres Gaming and the major gaming machine manufacturers who have developed their own proprietary gaming products that incorporate progressive jackpot bonusing systems into their games.

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

=============================================================================================

                                                                        Area         Owned /
                   Location/Activity                                 (Sq. Ft.)       Leased
                   -----------------                                 ---------       ------
Las Vegas, NV - Corporate Administration                               86,515        Leased
Las Vegas, NV - Interior Signs - Manufacturing                         47,350         Owned
Las Vegas, NV - Exterior Signs - Manufacturing                         45,976        Leased
Las Vegas, NV - Games and Electronics - Manufacturing                  85,638        Leased
Las Vegas, NV - Engineering and Service - Manufacturing                30,500        Leased
Las Vegas, NV - Slot Glass                                             17,225        Leased
Reno, NV - Administration/Service                                       8,575        Leased
Gulfport, MS - Manufacturing, Service and Sales                        28,000        Leased
Hurricane, UT - Manufacturing                                          79,230        Leased
Lake Charles, LA - Service                                              5,100        Leased
Ft. Lauderdale, FL - Service and Sales                                  6,000        Leased
Golden, CO - Service                                                    1,500        Leased
Egg Harbor, NJ - Service and Sales                                      2,800        Leased
Pleasantville, NJ - Manufacturing and Service                           7,000        Leased
Amsterdam, The Netherlands - Manufacturing, Service
   and Sales                                                           20,000        Leased
Lima, Peru - Manufacturing, Service and Sales                          35,674        Leased
                                                                     ---------

                                                                      507,083
                                                                     =========

=============================================================================================

     Nearly all of the components and raw materials we use in our products are available from many sources. Many suppliers can assemble our progressive jackpot products. Accordingly, we are not dependent in any significant way upon any single supplier or vendor. However, we are dependent on Sigma Games for the manufacture of the platform from which our Yahtzee(R) and Battleship(R) slot machines are built.

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

Employees

     As of March 23, 2001, we had 711 employees worldwide excluding the Australian operation, of whom approximately 301 were in manufacturing, 74 in sales and distribution, 38 in art/CAD design, 138 in installation and service, 44 in research and development and 116 in administration. Of that total, 100 were in management. A total of 60 of our employees, all of whom are employed in our exterior signs operations in Las Vegas and Atlantic City, are represented by unions. We believe that we enjoy good relationships with our employees.

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

                                     High           Low
                                     ----           ---
2000
----
   First Quarter                  $  8.500       $ 4.750
   Second Quarter                    7.938         5.375
   Third Quarter                     9.125         6.125
   Fourth Quarter                    6.938         2.688

1999
----
   First Quarter                  $  4.500       $ 2.875
   Second Quarter                    4.063         2.750
   Third Quarter                     4.875         3.563
   Fourth Quarter                    5.750         3.875

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

Item 6.  Selected Financial Data

     The table below sets forth a summary of selected financial data for Mikohn for the five years ended December 31st (in thousands except for per share amounts):

                                                2000           1999            1998           1997            1996
                                                -----          -----           ----           ----            ----
Statement of Operations Data:
   Net sales                                   $ 100,766      $ 106,884        $ 99,032       $98,548        $ 91,402
   Cost of sales                                  54,664         54,846          60,163        61,200          59,647
                                           --------------- --------------  --------------  ------------   -------------
   Gross profit                                   46,102         52,038          38,869        37,348          31,755

   Selling, general and administrative
      expenses                                    47,781         41,966          38,982        31,073          29,190
   Write-off of assets and other                   9,852          1,352           4,493
                                           --------------- --------------  --------------  ------------   -------------
   Operating income (loss)                       (11,531)         8,720          (4,606)        6,275           2,565

   Interest expense                              (10,516)        (8,850)         (5,115)       (2,555)         (1,934)
   Other income and expense                          (58)           720             112            11             410
                                           --------------- --------------  --------------  ------------   -------------
   Income (loss) before income taxes             (22,105)           590          (9,609)        3,731           1,041

   Income tax (provision) benefit                      -            342           3,335        (1,357)           (429)
                                           --------------- --------------  --------------  ------------   -------------
   Income (loss) before
      extraordinary item                         (22,105)           932          (6,274)        2,374             612

   Extraordinary loss (net of taxes)                                             (1,752)
                                           --------------- --------------  --------------  ------------   -------------
   Net income (loss)                           $  (22,105)      $   932       $  (8,026)      $ 2,374         $   612
                                           =============== ==============  ==============  ============   =============

Weighted average common shares
 outstanding:
   Basic                                          10,968         10,720          10,527         9,952           9,847
                                           =============== ==============  ==============  ============   =============
   Diluted                                        10,968         10,784          10,527        10,057          10,070
                                           =============== ==============  ==============  ============   =============

Income (loss) from continuing
   Basic                                       $   (2.02)       $  0.09        $  (0.60)      $  0.24         $  0.06
                                           =============== ==============  ==============  ============   =============
   Diluted                                     $   (2.02)       $  0.09        $  (0.60)      $  0.24         $  0.06
                                           =============== ==============  ==============  ============   =============

Net income (loss) per common share:
   Basic                                       $   (2.02)       $  0.09        $  (0.76)      $  0.24         $  0.06
                                           =============== ==============  ==============  ============   =============
   Diluted                                     $   (2.02)       $  0.09        $  (0.76)      $  0.24         $  0.06
                                           =============== ==============  ==============  ============   =============

Balance Sheet Data:
   Total assets                                $ 166,746       $178,295       $ 167,841       $97,588        $ 90,453
                                           =============== ==============  ==============  ============   =============
   Total debt / obligations                    $ 113,488       $108,221       $ 101,612       $30,226        $ 22,719
                                           =============== ==============  ==============  ============   =============
   Stockholders' equity                        $  29,205       $ 48,116        $ 46,727       $52,570        $ 50,144
                                           =============== ==============  ==============  ============   =============

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

ECONOMICS OF GAMING OPERATIONS LEASES

     Slot machines and table games are leased to casino operators. Slot machines are leased for a daily lease rate or are placed pursuant to a participation lease where we receive a portion of the daily win from the casino operation. Table games are leased at a monthly lease rate. Slot machines cost approximately $9,000 to $10,000 per unit including the signage that is usually placed with the slot machine. For 2000, slot machine revenues per unit averaged $9,232 after payment of royalties. Table games cost approximately $6,000 per unit and the average revenue for 2000 was $14,856 per unit. Gross margins for slot machine leases were 65.2% in 2000, and gross margins for table game products were 93.3%, with a resulting aggregate gaming operations gross margin of 81.3%. As the installed base of slot machines and table games increases, the resulting annualized run-rates of recurring revenues and operating profits from these leases will continue to increase. For example, the slot machines on lease at the end of the fourth quarter of 1999 totaled 878 and the slot machine lease revenues for the fourth quarter of 1999 were $1.4 million. In the fourth quarter of 2000, slot revenues were $5.0 million on an average installed base of 2,239 machines. At the end of the fourth quarter of 2000, 2,486 slot machines were installed. If all of these slot machines had been installed on January 1, 2000, based on our average daily revenues per machine in 2000, our annual slot lease revenues for 2000 would have been $23.3 million, an increase of $8.5 million from the actual $14.8 million in slot lease revenues for 2000. At this increased year-end revenue run-rate, our gaming operations operating profits would have increased by $2.0 million based on the operating profit margin for our slot operations in 2000. We expect to continue to increase our base of slot machines during 2001.

REPOSITIONING AND OTHER CHARGES

     As a result of the significant improvement in our gaming operations, we undertook a major strategic repositioning initiative at the end of 2000. The growing demand for our proprietary slot machines placed significant capital demands on our limited capital resources. In order to maximize the capital and marketing resources allocated to our higher return gaming operations, we had to redirect resources from our lower return gaming products and some older products in the gaming operations segment. The financial impact from this strategic repositioning initiative includes $6.6 million of asset write-offs related to product lines to be phased-out (or the further development of which has been deferred). Also included in the write-off of assets and other are $3.2 million in costs of a patent infringement suit initiated in 1997. During 2000 we made provisions for uncollectible receivables and slow-moving and obsolete inventories of $9.4 million, which is substantially higher than the normal historical provisions for these items. This $9.4 million is significantly higher the average of our provisions for bad debts and slow-moving and obsolete inventories in 1999 and 1998 of $2.6 million. The increases in these provisions relate to the strategic repositioning initiative, changing economic conditions and changing customer credit circumstances. See Note 3 - Accounts Receivable and
Note 5 - Inventories in the Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

REVENUES

                                                                  Change
                                                                  ------
                                       2000       1999      Amount        %      Comment
                                       ----       ----      ------        -      -------
Business segment:
-----------------
   Gaming operations                $  34,796  $  25,256  $   9,540     37.8%      1
   Gaming products                     65,970     81,628    (15,658)   -19.2%      2
                                    ---------  ---------  ---------

      Total                         $ 100,766  $ 106,884  $  (6,118)    -5.7%
                                    =========  =========  =========
Percentage of total revenues:
   Gaming operations                    34.5%      23.6%
   Gaming products                      65.5%      76.4%
                                    ---------  ---------
      Total                            100.0%     100.0%
                                    =========  =========

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

OPERATING INCOME

                                                                    Change
                                                                    ------
                                         2000       1999      Amount        %      Comment
                                         ----       ----      ------        -      -------
Business segment:
   Gaming operations                  $  14,651  $  11,660  $   2,991      25.7%     1
   Gaming products                       (2,404)    10,678    (13,082)   -122.5%     2
                                      ---------  ---------  ---------
      Total segment
         operating income                12,247     22,338    (10,091)    -45.2%

   Write-off of assets and other         (9,852)    (1,352)    (8,500)    628.7%     3
   Corporate expenses                   (13,926)   (12,266)    (1,660)     13.5%     4
                                      ---------  ---------  ---------
      Total operating income (loss)   $ (11,531) $   8,720  $ (20,251)   -232.2%
                                      =========  =========  =========
Depreciation and Amortization
   (included above):

   Gaming operations                  $   6,346  $   4,832  $   1,514      31.3%     5
   Gaming products                        1,592      2,030       (438)    -21.6%     5
   Corporate                              3,179      2,487        692      27.8%     5
                                      ---------  ---------  ---------
      Total depreciation and
         amortization                 $  11,117  $   9,349  $   1,768      18.9%     5
                                      =========  =========  =========

1. Gaming operations operating income in 2000 increased by $2,991, or 25.7%, from $11,660 in 1999 to $14,651 in 2000, which was primarily due to an 111.6% increase in gross profits from leased slot machines attributable to the substantial increase in the installed base, as 1,800 new branded slot machines were placed in service in 2000. Equipment rental expense of $547 in 2000, related to slot machine operating leases, was included in gaming operations operating expenses. Gaming operations expense for 2000 included $347 in bad debt expense. Included in gaming operations costs of sales was $1,553 of inventory writedowns related to an older slot machine product line.

2. Gaming products operating income in 2000 decreased by $13,082, or 122.5%, from $10,678 in 1999 to $(2,404) in 2000, which was primarily due to the $15,658 decrease in gaming product revenues, thus the primary reason for a decrease in gaming product gross profit margin of $11,248. Gross profit margins decreased to 27.0% from 35.6% in 1999. The margin reduction reflects lower margins for the exterior sign business, resulting from a $1,231 reduction in gross profit due primarily to startup costs related to a new LED product. The Gulfport, Mississippi, interior sign factory also had lower margins prior to the phase-out of that manufacturing facility, which reduced gross profit by $756. Included in the lower operating profits are the effects of $3,752 in inventory charges and $3,687 in reserves for bad debts which we believe are higher than the historical amounts of inventory and bad debt reserves and charges. This increase relates to the strategic repositioning initiative, changing economic conditions and changing customer credit circumstances. A summary of the major cost impacts described above for the gaming products segment for 2000 is as follows:


                              Description                                 Amount
                              -----------                                 ------
     Lower exterior sign gross margins due primarily to the LED
        startup costs                                                     $1,231
     Lower margins in the Gulfport, Mississippi  interior sign
        facility prior to phasing out production                             756
     Inventory reserves                                                    3,752
     Bad debt expenses                                                     3,687
                                                                          ------

                                                                          $9,426
                                                                          ======


3. As a result of our increased focus on our gaming operations and branded slot machines following the review conducted as part of our strategic repositioning initiative, we determined that certain of our older non-branded slot machine games, surveillance assets and prepaid royalties related to a licensing agreement had balance sheet values in excess of their present realizable value. This resulted in charges to revalue assets related to two older slot product lines of $2,430, surveillance assets of $720 and prepaid royalties of $3,356. In addition, we accounted for the effects of an adverse decision in a patent suit on March 27, 2001 resulting in a charge to operations of $3,200. See Note 10 - Write-Off of Assets and Other and Extraordinary Item in the Notes to Consolidated Financial Statements.

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

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

REVENUES


                                                                       Change
                                                                       ------
                                          1999        1998       Amount        %      Comment
                                          ----        ----       ------        -      -------
Business segment:
-----------------
   Gaming operations                    $ 25,256    $11,620     $13,636     117.3%       1
   Gaming products                        81,628     87,412      (5,784)     -6.6%       2
                                        --------    -------     -------
      Total                             $106,884    $99,032     $ 7,852       7.9%
                                        ========    =======     =======

Percentage of total revenues:
   Gaming operations                        23.6%      11.7%
   Gaming products                          76.4%      88.3%
                                        --------    -------

      Total                                100.0%     100.0%
                                        ========    =======


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

OPERATING INCOME


                                                                     Change
                                                                     ------
                                         1999       1998      Amount       %        Comment
                                         ----       ----      ------       -        -------
Business segment:
-----------------
   Gaming operations                   $ 11,660   $  2,807    $ 8,853    315.4%        1
   Gaming products                       10,678      9,137      1,541     16.9%        2
                                       ---------  ---------   -------
      Total segment operating
         income                          22,338     11,944     10,394     87.0%
   Write-off of assets and
      other                              (1,352)    (4,493)     3,141    -69.9%        3
   Corporate expenses                   (12,266)   (12,057)      (209)     1.7%
                                       --------   ---------   -------
         Total operating income
            (loss)                     $  8,720   $ (4,606)   $13,326     -289.3%
                                       ========   =========   =======

Depreciation and amortization
-----------------------------
   (included above):
   -----------------
   Gaming operations                   $  4,832   $  2,711    $ 2,121     78.2%        4
   Gaming products                        2,030      1,988         42      2.1%        4
   Corporate                              2,487      2,172        315     14.5%        4
                                       --------   ---------   -------
         Total depreciation and
            amortization               $  9,349   $  6,871    $ 2,478     36.1%
                                       ========   =========   =======

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

INTEREST EXPENSE

     Interest expense in 1999 increased by $3,735 or 73.0% from $5,115 in 1998 to $8,850 in 1999, which was primarily due to the full-year effect of the increased debt associated with our debt refinancing and the acquisition of Progressive Games, Inc. on September 2, 1998. The average interest rate, which includes amortization of loan costs, on the average amount of all outstanding debt for 1999 was 9.2% as compared to 9.5% for 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended 2000, we had a net loss of $22,105. Net cash and cash equivalents at year end 2000 increased by $414 from $48 in 1999 to $462 in 2000. Working capital decreased to $36,977 in 2000 from $43,427 in 1999, which was primarily due to our increase in accounts receivable collection efforts and the additional valuation reserves for inventory and bad debts. Cash was primarily used to fund purchases of gaming equipment leased to others.

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

     Commencing in the third quarter of 2000, we entered into arrangements with unaffiliated financing sources for off-balance-sheet financing for slot machines. During the remainder of the year, an aggregate of $11,500 was funded, sufficient to pay the cost of 1,150 slot machines. The slot machines were then leased back to us under operating leases, which provide for rental payments aggregating $364 per month. We currently intend to continue this arrangement in order to finance production of additional slot machines without violating the covenants in our loan agreements.

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

     We are subject to foreign currency exchange risk relating to the translation of the our foreign subsidiaries' asset, liability, income and expense accounts. Our foreign subsidiaries use the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the rate of exchange at the end of the period. The income and expense accounts are translated using the average rate of exchange during the period. Due to the long-term nature of our investment in our foreign operations, 75% of our intercompany translation adjustments are reflected as a separate component in stockholders' equity, and the remaining amount is recognized in the our Consolidated Statement of Operations. Although the we do not regularly incur gains or losses of specific foreign currency transactions and do not believe that these amounts would be material, these gains and losses would be reflected in our Consolidated Statement of Operations. For the year ended 2000, we did not have any forwards, options or other derivative contracts in force. We do not consider our existing foreign currency translation exposure to be material.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 2000, 1999 and 1998

Report of Independent Public Accountants (Arthur Andersen LLP).............. 39
Independent Auditors' Report (Deloitte & Touche LLP)........................ 40
Consolidated Balance Sheets as of December 31, 2000 and 1999................ 41
Consolidated Statements of Operations for the Years Ended
December 31, 2000, 1999 and 1998............................................ 43
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
December 31, 2000, 1999 and 1998............................................ 44
Consolidated Statements of Changes in Stockholders' Equity for the Years
Ended December 31, 2000, 1999 and 1998...................................... 45
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
1999 and 1998............................................................... 46
Notes to Consolidated Financial Statements.................................. 49
Quarterly Results of Operations (Unaudited)................................. 74

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

                          INDEPENDENT AUDITORS' REPORT

Mikohn Gaming Corporation:

     We have audited the accompanying consolidated balance sheet of Mikohn Gaming Corporation (the "Company") as of December 31, 1999, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP



Las Vegas, Nevada
February 26, 2000

                            MIKOHN GAMING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        as of December 31, 2000 and 1999


(Amounts in thousands)                                     2000         1999
                                                        ----------   ----------
                       ASSETS
                       ------
Current assets:
   Cash and cash equivalents..........................  $      462   $       48
   Accounts receivable, net...........................      21,195       30,447
   Notes receivable - related parties - current.......       2,528        2,144
   Installment sales receivable - current.............       2,724        1,030
   Inventories........................................      23,882       26,793
   Prepaid expenses...................................       3,964        4,582
   Assets held for sale...............................                      781
   Deferred tax asset - current.......................       5,478        1,420
                                                        ----------   ----------
      Total current assets............................      60,233       67,245

Notes receivable - related parties - noncurrent.......         158          150
Installment sales receivable - noncurrent.............       2,906          865
Property and equipment, net...........................      25,815       25,385
Intangible assets.....................................      65,681       70,097
Goodwill..............................................       4,145        5,572
Other assets..........................................       7,250        8,423
Net assets of business transferred under
   contractual agreement..............................         558          558
                                                        ----------   ----------

Total assets..........................................  $  166,746   $  178,295
                                                        ==========   ==========

See notes to consolidated financial statements

                            MIKOHN GAMING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        as of December 31, 2000 and 1999


(Amounts in thousands except per share amounts)            2000           1999
                                                        ----------   ----------
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Long-term debt and notes payable - current.........  $    2,149   $    1,436
   Trade accounts payable.............................       8,894       11,615
   Customer deposits..................................       2,635        3,432
   Accrued and other current liabilities..............       8,052        6,743
   Deferred revenue - current.........................       1,075          141
   Deferred license fees - current....................         451          451
                                                        ----------   ----------
      Total current liabilities.......................      23,256       23,818

Long-term debt -  noncurrent..........................      84,949       85,417
Deferred revenue - noncurrent.........................       3,397           27
Deferred tax liability - noncurrent...................      18,279       14,221
Deferred license fees - noncurrent....................       1,411        1,806
Deposit on net assets transferred under
  contractual agreement...............................       4,749        4,890
Other liabilities.....................................       1,500
                                                        ----------   ----------
      Total liabilities...............................     137,541      130,179
                                                        ----------   ----------

Commitments and contingencies (see Note 13)

Stockholders' equity:
   Preferred stock, $.10 par value, 5,000 shares
      authorized, none issued and outstanding
   Common stock, $.10 par value, 100,000 shares
     authorized, 11,087 and 10,799 shares issued
     and outstanding..................................       1,109        1,080
   Additional paid-in capital.........................      56,677       53,350
   Stockholders' notes receivable.....................      (1,023)      (1,251)
   Foreign currency translation.......................        (987)        (597)
   Accumulated deficit................................     (26,343)      (4,238)
                                                        ----------   ----------
      Subtotal........................................      29,433       48,344
   Less treasury stock, 19 shares, at cost............        (228)        (228)
                                                        ----------   ----------
      Total stockholders' equity......................      29,205       48,116
                                                        ----------   ----------

Total liabilities and stockholders' equity............  $  166,746   $  178,295
                                                        ==========   ==========

See notes to consolidated financial statements

                            MIKOHN GAMING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998


(Amounts in thousands except per share amounts)               2000         1999           1998
                                                          -----------   ----------   ------------
Revenue...............................................    $ 100,766     $106,884     $   99,032
Cost of sales.........................................       54,664       54,846         60,163
                                                          -----------   ----------   ------------
   Gross profit.......................................       46,102       52,038         38,869

Selling, general and administrative expenses..........       47,781       41,966         38,982
Write-off of assets and other.........................        9,852        1,352          4,493
                                                          -----------   ----------   ------------
   Operating income (loss)............................      (11,531)       8,720         (4,606)

Interest expense......................................      (10,516)      (8,850)        (5,115)
Other income and (expense)............................          (58)         720            112
                                                          -----------   ----------   ------------
   Income (loss) before income tax benefit............      (22,105)         590         (9,609)

Income tax benefit....................................                       342          3,335
                                                          -----------   ----------   ------------
   Income (loss) from continuing operations
      before extraordinary item.......................      (22,105)         932         (6,274)
                                                          -----------   ----------   ------------

Extraordinary item:
   Loss on early extinguishment of debt...............                                   (2,662)
   Tax benefit........................................                                      910
                                                          -----------   ----------   ------------
      Extraordinary loss..............................            -            -         (1,752)
                                                          -----------   ----------   ------------

Net income (loss).....................................    $ (22,105)    $    932     $   (8,026)
                                                          ===========   ==========   ============


Weighted average common shares:

   Basic..............................................       10,968       10,720         10,527
                                                          ===========   ==========   ============
   Diluted............................................       10,968       10,784         10,527
                                                          ===========   ==========   ============

Earnings per share information:
   Basic

      Income (loss) from continuing
         operations before extraordinary item.........    $   (2.02)    $   0.09     $    (0.60)
      Extraordinary loss..............................             -           -          (0.16)
                                                          -----------   ----------   ------------
         Net income (loss)............................    $   (2.02)    $   0.09     $    (0.76)
                                                          ===========   ==========   ============

   Diluted

      Income (loss) from continuing
         operations before extraordinary item.........    $   (2.02)    $   0.09     $    (0.60)
      Extraordinary loss..............................             -           -          (0.16)
                                                          -----------   ----------   ------------
         Net income (loss)............................    $   (2.02)    $   0.09     $    (0.76)
                                                          ===========   ==========   ============

See notes to consolidated financial statements


                            MIKOHN GAMING CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              For the Years Ended December 31, 2000, 1999 and 1998


(Amounts in thousands)                                        2000         1999           1998
                                                          -----------   ----------   ------------
Net income (loss).....................................    $ (22,105)    $    932      $  (8,026)

Comprehensive loss:
   Foreign currency translation losses................         (390)         (36)          (192)
                                                          -----------   ---------    ------------

                                                          $ (22,495)    $    896      $  (8,218)
                                                          ===========   ==========   ============

See notes to consolidated financial statements

                            MIKOHN GAMING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998

(Amounts in thousands)                                                                          Accumulated
                                      Common Stock     Additional   Stockholders'    Foreign     Retained
                                      ------------      Paid-In        Notes        Currency     Earnings/   Treasury
                                     Shares   Amount    Capital      Receivable    Translation    Deficit     Stock        Total
                                     ------   ------    -------      ----------    -----------    -------      -----       -----
Balance, January 1, 1998             10,265  $ 1,028   $ 50,736      $    (1,453)   $    (826)    $   3,313  $  (228)   $   52,570
   Issuance of common stock             172       17      1,263                                                              1,280
   Stock options exercised              176       18        734                                                                752
   Employee stock purchase plan          69        7        362                                                                369
   Cancellation of common stock         (20)      (2)      (112)              88                                               (26)
   Translation adjustments                                                               (192)                                (192)
   Net loss                                                                                          (8,026)                (8,026)
                                     ------  -------   --------      -----------    ---------     ---------  -------    ----------

Balance, December 31, 1998           10,662    1,068     52,983           (1,365)      (1,018)       (4,713)    (228)       46,727
   Stock options exercised               27        3        103                                                                106
   Employee stock purchase plan         111       11        376                                                                387
   Cancellation of common stock         (20)      (2)      (112)             114                                                 -
   Translation adjustments                                                                (36)                                 (36)
   Net income                                                                                           932                    932
   Disposition of cost basis
      subsidiary to 50% equity                                                                                                   -
      basis owned affiliate                                                               457          (457)                     -
                                     ------  -------   --------      -----------    ---------     ---------  -------    ----------

Balance, December 31, 1999           10,780    1,080     53,350           (1,251)        (597)       (4,238)    (228)       48,116
   Stock options exercised              194       20        815                                                                835
   Employee stock purchase plan          94        9        523                                                                532
   Stock options and warrants
      granted to consultants and
      vendors                                             1,989                                                              1,989
   Payments on stockholders'
      notes                                                                  228                                               228
   Translation adjustments                                                               (390)                                (390)
   Net loss                                                                                         (22,105)               (22,105)
                                     ------  -------   --------      -----------    ---------     ---------  -------    ----------

Balance, December 31, 2000           11,068  $ 1,109   $ 56,677      $    (1,023)   $    (987)    $ (26,343) $  (228)   $   29,205
                                     ======  =======   ========      ===========    =========     =========  =======    ==========

See notes to consolidated financial statements

                            MIKOHN GAMING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

(Amounts in thousands)                                          2000        1999        1998
                                                                ----        ----        ----
Cash flows from operating activities:
   Net income (loss)                                          $(22,105)   $    932    $ (8,026)
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation                                               6,244       5,228       4,091
      Amortization                                               4,873       4,121       2,780
      Write-off of assets and other                              9,852       1,352       3,022
      Provision for bad debts                                    4,034         522         392
      Provision for obsolete inventory                           5,061         836         304
      Loss on sale of assets                                      (346)
      Stock options issued to consultants                          233
      Extraordinary loss, net of tax                                                     1,752
   Changes in assets and liabilities:
      Accounts receivable, net                                     421       1,402      (7,213)
      Notes receivable - related parties                          (533)
      Installment sales receivable                              (1,752)        352        (186)
      Inventories                                                  905      (4,524)       (170)
      Prepaid expenses                                             554      (1,887)     (1,392)
      Other assets                                                (985)        (13)     (4,111)
      Trade accounts payable                                    (2,735)      3,606       2,090
      Accrued and other current liabilities                        914      (1,490)        714
      Customer deposits                                           (797)       (934)      1,357
      Deferred revenue                                             (63)         (7)
      Deferred taxes                                                        (2,348)     (3,796)
                                                              --------    --------    --------
Net cash provided by (used in) operating activities              3,775       7,148      (8,392)
                                                              --------    --------    --------
Cash flows from investing activities:
   Purchase of business operations                                                     (39,147)
   Proceeds from note receivable, divestiture of subsidiary      4,418         471
   Cash retained by former subsidiary                                         (485)
   Purchase of inventory leased to others                      (20,329)     (5,804)     (5,630)
   Proceeds from sale-leaseback transactions                    11,500
   Proceeds from sales of assets held for sale                     714
   Purchase of property and equipment                           (1,524)     (3,170)     (5,166)
   Proceeds from sales of property and equipment                 2,875         897          35
   Increase in intangible assets                                (1,362)     (2,119)     (2,016)
                                                              --------    --------    --------
Net cash used in investing activities                           (3,708)    (10,210)    (51,924)
                                                              --------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt and notes payable                4,823       6,072      57,050
   Principal payments on notes payable and long-term debt       (7,405)     (7,187)       (273)
   Proceeds from capital lease transactions                      3,000
   Principal payments on capital leases                         (1,271)
   Principal payments of deferred license fees                    (395)
   Proceeds from issuance of common stock                        1,367         493       2,375
   Notes receivable - stockholders                                 228
                                                              --------    --------    --------

                            MIKOHN GAMING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

(Amounts in thousands)                                  2000       1999        1998
                                                        ----       ----        ----
Net cash provided by (used in) financing activities        347       (622)     59,152
                                                      --------   --------    --------

Increase (decrease) in cash and cash equivalents           414     (3,684)     (1,164)

Cash and cash equivalents, beginning of period              48      3,732       4,896
                                                      --------   --------    --------

Cash and cash equivalents, end of period              $    462   $     48    $  3,732
                                                      ========   ========    ========


See notes to consolidated financial statements

                            MIKOHN GAMING CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              For the Years Ended December 31, 2000, 1999 and 1998

(Amounts in thousands)                                             2000        1999      1998
                                                                   ----        ----      ----
Supplemental disclosure of cash flows information:
   Cash paid during the year for:
   Interest                                                     $   9,610   $   8,832   $ 4,959
                                                                =========   =========   =======
   State and federal taxes                                      $     235   $     161   $   218
                                                                =========   =========   =======
Supplemental schedule of non-cash investing
   and financing activities:
   Issuance of warrants                                         $   1,420
                                                                =========   =========   =======
   Issuance of stock in exchange for intellectual
      technology                                                                        $ 1,000
                                                                =========   =========   =======
   Acquisition of Progressive Games, Inc. (PGI):
      Assets acquired                                                                   $ 6,013
                                                                =========   =========   =======
      Liabilities assumed                                                               $ 3,149
                                                                =========   =========   =======
   Acquisition of P&S Leasing:
      Assets acquired                                                                   $    28
                                                                =========   =========   =======
   Perpetual license accrual for PGI and P&S Leasing                        $   2,627
                                                                =========   =========   =======
   Deferred taxes on acquisition of perpetual license                       $   1,424   $17,833
                                                                =========   =========   =======
   Reclassify property held for sale                                        $     781
                                                                =========   =========   =======
   Australian foreign currency translation                                  $     457
                                                                =========   =========   =======
   Deposit on assets transferred under contract                 $     141
                                                                =========   =========   =======
   Gaming equipment leased to others acquired through capital
      lease                                                     $   3,000
                                                                =========   =========   =======
   Property and equipment acquired through capital lease        $   1,125   $   1,060
                                                                =========   =========   =======
   Reclassify inventory to gaming equipment leased to others    $   6,788   $   5,804   $ 5,630
                                                                =========   =========   =======
   Deferred license fees                                                    $   2,257
                                                                =========   =========   =======
   Cancellation of note receivable from stockholder                         $     114
                                                                =========   =========   =======
   Net investment in subsidiary converted to note receivable
      upon divestiture                                                      $     557
                                                                =========   =========   =======
   Credit on State of Utah note payable                         $      27
                                                                =========   =========   =======
   Deferred revenue on sale of intellectual property rights     $   1,938
                                                                =========   =========   =======

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

     Equity Instruments Issued to Consultants and Vendors. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18 - Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 - Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The number of uncancelled options issued to consultants at December 31, 2000 was 324.

     In addition, the Company has received from Hasbro and Ripley licensing rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Yahtzee(R), Monopoly(R) and Battleship(R). In exchange for these license agreements, the Company granted Hasbro and Ripley warrants to purchase shares of the Company's common stock for each license. See Note 16 - Stock Based Compensation Plans.

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

2.   FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amount and estimated fair value of our financial instruments at December 31, 2000:

                                                     Carrying   Estimated
                                                      Amount       FMV
                                                      ------       ---
 Assets:
   Notes and installment sales receivable           $    8,316   $ 8,053
                                                    ==========   =======
 Liabilities:
   Long-term debt                                   $   87,098   $86,539
                                                    ==========   =======


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

3.   ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 2000 and 1999 consist of the following:

                                           2000        1999
                                           ----        ----
Trade accounts                           $ 23,714    $ 26,345
Employee                                      736         547
Other                                         736       4,994
                                         --------    --------
    Subtotal                               25,186      31,886
Less:  allowance for doubtful accounts     (3,991)     (1,439)
                                         --------    --------
   Total                                 $ 21,195    $ 30,447
                                         ========    ========


     Included in employee receivables are advances to the chairman of $279 and $69 as of December 31, 2000 and 1999, respectively.

     Changes in the allowance for doubtful accounts for the years ended December 31, 2000 and 1999 are summarized as follows:

                                      2000       1999
                                      ----       ----
Allowance for doubtful accounts -
   beginning                        $(1,439)   $  (917)
Provision for bad debts              (4,333)      (538)
Write-offs                            1,797         16
Recoveries                              (16)
                                    -------    -------
Allowance for doubtful accounts -
   ending                           $(3,991)   $(1,439)
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

     See Note 11 - Long-Term Debt

5.   INVENTORIES

     Inventories at December 31, 2000 and 1999 consist of the following:

                                          2000        1999
                                          ----        ----
Raw materials                           $ 13,308    $ 14,616
Finished goods                             9,580       6,247
Work-in-progress                           6,296       7,693
                                        --------    --------
   Subtotal                               29,184      28,556
Less:  reserve for obsolete inventory     (5,302)     (1,763)
                                        --------    --------

   Total                                $ 23,882    $ 26,793
                                        ========    ========

     Changes in the reserve for obsolete inventory for the years ended December 31, 2000 and 1999 are summarized as follows:

                                     2000       1999
                                     ----       ----
Reserve for obsolete inventory -
   beginning                       $(1,763)   $  (927)
Provision for obsolete inventory    (5,061)    (1,375)
Write-offs                           1,522        539
                                   -------    -------
Reserve for obsolete inventory -
   ending                          $(5,302)   $(1,763)
                                   =======    =======

     See Note 11 - Long-Term Debt

6.   ASSETS HELD FOR SALE

     Assets held for sale at December 31, 2000 and 1999 consist of the following:

                                      2000     1999
                                      ----     ----
Land                                 $  --    $  62
Building and building improvements              826
                                     -----    -----
   Subtotal                             --      888
Less:  accumulated depreciation                (107)
                                     -----    -----

   Total                             $  --    $ 781
                                     =====    =====

     During 1999, the Company closed its manufacturing facility in Rapid City, South Dakota. The cost of the land and unamortized cost of the building and building improvements were transferred from property and equipment to assets held for sale, and such assets were sold on March 15, 2000. The net proceeds were $714.

     See Note 11 - Long-Term Debt

7.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2000 and 1999 consist of the following:

                                         2000        1999
                                         ----        ----
Land                                   $  1,018    $  1,668
Buildings and leasehold improvements      3,380       5,110
Machinery and equipment                   8,863       8,273
Equipment leased to others               20,994      18,001
Furniture and fixtures                    8,918       7,339
Transportation equipment                  2,179       2,120
                                       --------    --------
   Subtotal                              45,352      42,511
Less:  accumulated depreciation         (19,537)    (17,126)
                                       --------    --------

   Total                               $ 25,815    $ 25,385
                                       ========    ========

     See Note 11 - Long-Term Debt

8.   INTANGIBLE ASSETS

     Intangible assets at December 31, 2000 and 1999 consist of the following:

                                    2000        1999
                                    ----        ----
Perpetual license                 $ 55,019    $ 55,019
Patent and trademark rights         10,566      11,610
Covenants not to compete            10,418      10,684
Proprietary property rights          1,229       1,229
Software costs                       2,310       1,620
Other licenses                       2,257       2,257
                                  --------    --------
   Subtotal                         81,799      82,419
Less:  accumulated amortization    (16,118)    (12,322)
                                  --------    --------

   Total                          $ 65,681    $ 70,097
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

10.  WRITE-OFF OF ASSETS AND OTHER AND EXTRAORDINARY ITEM

     As a result of the Company's increased focus on its gaming operations and branded slot machines following the review conducted as part of its strategic repositioning initiative, Mikohn determined that certain of its older non-branded slot machines games, surveillance assets and prepaid royalties related to a licensing agreement had balance sheet costs (primarily long-term assets) in excess of their present realizable value, resulting in a write-off of $6,651. Provisions for inventory writedowns of $1,553 and $1,644 relating to the older non-branded Flip-It(TM) product line as well as the Mikohn Classic(TM) slot machines and certain surveillance assets, respectively, have been included in cost of sales in the accompanying consolidated financial statements.

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

     During the fourth quarter of the year ended December 31, 1999, we incurred a non-recurring asset write-off of $1,352 related to our P&M Coin product line, which includes our Mikohn Classic(TM) slot machine games. During the fourth quarter of 1999, pursuant to SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to more accurately reflect the value of the P&M Coin slot machine product line, we recorded a write-off of assets of $1,352. These charges included write-offs of both the investment in the product line as well as prepaid royalties associated with the product line.

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

11.  LONG-TERM DEBT

     Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                                                      2000              1999
                                                                                      ----              ----
Notes payable collateralized by transportation, gaming and manufacturing             $ 4,290          $ 1,556
equipment. This total consists of 18 capital leases that bear individual interest rates between 4.1% and 15.06% and whose terms are scheduled to mature at various dates through 2005. The related capitalized cost for these leases was
$5,555 at December 31, 2000.

Revolving loan payable to ABN-AMRO Bank N.V., equal to the amount of 60% of              400              852
eligible accounts receivable of Mikohn Europe, BV, Mikohn's European subsidiary, and guaranteed by all accounts receivable of that subsidiary. This loan payable is also partially secured by a corporate guarantee by Mikohn Gaming Corporation in the amount of $500 NLG, and by credit insurance which was required by
ABN-AMRO as a condition to making the loan. The interest rate of 6.5% per annum is payable on a monthly basis.

Term Loans payable to First Source Financial LLP ("First Source"), acting as          77,599           81,000
agent and participant in the Amended and Restated Credit Agreement dated
September 2, 1998; Term Loan A, a variable rate loan of $64,666 with an interest rate of either prime plus 275 basis points or LIBOR plus 375 basis points per annum; Term Loan B, a fixed rate loan of $12,933 with an interest rate of 10.75%
per annum; secured by all the Company's personal property assets including furniture, equipment, fixtures, real estate, intangible assets and contract rights; each term loan is payable in equal, semi-annual installments beginning in April 2002. As of December 31, 2000, the interest rate in effect on the
$64,666 of outstanding variable rate term loan was 10.15%.

Revolving loan ("Revolver") payable to First Source, acting as agent and               4,571            1,400
participant in the Amended and Restated Credit Agreement dated September 2,
1998. The revolving loan availability, in the amount of $5,000 is a variable rate loan with an interest rate of either prime plus 175 basis points or LIBOR plus 275 basis points and is secured by the inventory and accounts receivable of the Company. The revolving loan is payable by the expiration date of October 15,
2002, and can be extended by two years until October 15, 2004 if the Company meets certain requirements. As of December 31, 2000, the weighted average interest rate was 10.61%.

                                                                                      2000              1999
                                                                                      ----              ----
Note payable repaid during 2000.                                                                        1,780

Unsecured new project economic development loan payable to the State of Utah.            238              265
This is a 5 year loan and bears an interest rate of 10.0% per annum, payable annually on the last day of April of the following year for the preceding year.
The loan requires annual principal repayments in the form of either cash or earned credits for: (i) new jobs created, (ii) products purchased from
Utah-based businesses and (iii) maintenance of a specific average annual salary range for Utah employees. The loan is due to mature on April 30, 2004.
                                                                                    --------         --------
   Total                                                                              87,098           86,853
Less:  current portion                                                                (2,149)          (1,436)
                                                                                    --------         --------

   Long-term portion                                                                $ 84,949         $ 85,417
                                                                                    ========         ========


     The Term Loans A and B and the Revolver carry customary restrictive covenants including, but not limited to maintenance of leverage and fixed charge coverage ratios, minimum net worth and EBITDA requirements, limitations on capital expenditures, mergers and acquisitions, disposition of assets, distribution, additional debt, and liens.

     At December 31, 2000, the Company was in non-compliance with certain covenants relating to its Term Loans A and B and its Revolver Loan with First Source. See Note 20 - Subsequent Events.

     During 2000, the Company has entered into a series of sale-leaseback transactions with various third party finance companies. The transactions involve gaming equipment, have a term of 40 months and are being treated as capital leases. Proceeds from these sale-leaseback transactions totaled $3,000.

     Following is the long-term debt maturity schedule:


2001                                      $  2,149
2002                                        28,771
2003                                        27,960
2004                                        28,204
2005                                            14
Thereafter                                       -
                                       ------------

   Total                                 $  87,098
                                       ============

12.  DEFERRED LICENSE FEES

     Deferred license fees at December 31, 2000 and 1999 consist of the following:

                              2000       1999
                              ----       ----
Total                       $ 1,862    $ 2,257
Less:  current portion         (451)      (451)
                            -------    -------

Long-term portion           $ 1,411    $ 1,806
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

     Following is the schedule of license payments:

2001                                 $   451
2002                                     470
2003                                     470
2004                                     471
                                    ---------

   Total                             $ 1,862
                                    =========

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

2001                                 $  7,318
2002                                    8,018
2003                                    7,805
2004                                    3,220
2005                                    2,056
Thereafter                             13,319
                                    ----------

   Total                             $ 41,736
                                    ==========

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

14.  INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 consist of:

                                2000      1999       1998
                                ----      ----       ----
Current                        $   --   $ 2,006    $  (449)
Deferred                                 (2,348)    (3,796)
                               ------   -------    -------

   Total provision (benefit)   $   --   $  (342)   $(4,245)
                               ======   =======    =======

     The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                             2000        %        1999        %      1998          %
                                             ----        -        ----        -      ---           -
Amount at statutory rate                   $(7,737)     35.0%   $   206      35.0%   $(4,295)     35.0%
Adjustments:
   State income tax and other                 (150)      0.7%        19       3.2%        (2)      0.0%
   Non-deductible expenses                      98      -0.4%        61      10.3%        52      -0.4%
   Prior year adjustment of deferred tax      (682)                                                3.1%
   Tax credits                                  16      -0.1%      (628)   -106.4%
   Valuation allowance                       8,455     -38.3%
                                           -------              -------              -------

   Total provision (benefit)               $    --       0.0%   $  (342)    -57.9%   $(4,245)     34.6%
                                           =======              =======              =======


     The components of the net deferred tax asset at December 31, 2000 and 1999 consist of the following:

                                            2000        1999
                                            ----        ----
Deferred tax assets:
   Current:
      Inventory book / tax differences    $  2,832    $    935
      Prepaid expenses and other             1,540         515
      Patent litigation                      1,120
                                          --------    --------
         Subtotal                            5,492       1,450
                                          --------    --------

   Noncurrent:
      Deferred revenue                       1,538       1,516
      Tax credits                              798         814
      Intangible assets                      2,033       1,094
      Net operating loss carryforward        5,866       1,494
      Valuation allowance                   (8,455)
                                          --------    --------
         Subtotal                            1,780       4,918
                                          --------    --------
         Total deferred tax assets           7,272       6,368
                                          --------    --------

Deferred tax liabilities:
   Current:
      Prepaid assets and other                  14          30
                                          --------    --------
         Subtotal                               14          30
                                          --------    --------

   Noncurrent:
      Perpetual license                     18,168      18,651
      Property and equipment and other       1,891         488
                                          --------    --------
         Subtotal                           20,059      19,139
                                          --------    --------
         Total deferred tax liabilities     20,073      19,169
                                          --------    --------

         Net deferred tax liability       $ 12,801    $ 12,801
                                          ========    ========

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

15.  EARNINGS PER SHARE

     The following table reflects the Company's basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998:

                                                    2000        1999       1998
                                                    ----        ----       ----
Net income (loss)                                $ (22,105)   $    932   $ (8,026)
                                                 =========    ========   ========

Weighted average number of shares outstanding:

   Basic                                            10,968      10,720     10,527
   Assumed conversion of stock options                  --          64         --
                                                 ---------    --------   --------

   Diluted                                          10,968      10,784     10,527
                                                 =========    ========   ========

Earnings per share:
   Basic                                         $   (2.02)   $   0.09   $  (0.76)
                                                 =========    ========   ========
   Diluted                                       $   (2.02)   $   0.09   $  (0.76)
                                                 =========    ========   ========

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

     Had compensation cost for these plans been determined in accordance with SFAS No. 123 -Accounting for Stock - Based Compensation ("Statement 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                  2000        1999        1998
                             ---------    --------   ---------
Net income (loss):
    As reported              $ (22,105)   $    932   $  (8,026)
                             =========    ========   =========
    Proforma                 $ (23,089)   $    126   $  (8,914)
                             =========    ========   =========

Earnings (loss) per share:
    As reported -
      Basic                  $   (2.02)   $   0.09   $   (0.76)
                             =========    ========   =========
      Diluted                $   (2.02)   $   0.09   $   (0.76)
                             =========    ========   =========

    Proforma -
      Basic                  $   (2.11)   $   0.01   $   (0.85)
                             =========    ========   =========
      Diluted                $   (2.11)   $   0.01   $   (0.85)
                             =========    ========   =========

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

     A summary of the status of the Company's stock option plans at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the table below:

(Amounts in thousands
except per option amounts)

                                            2000                        1999                        1998
                                            ----                        ----                        -----
                                                Wtd. Avg.                  Wtd. Avg.                     Wtd. Avg.
                                                Exercise                    Exercise                     Exercise
                                   Options        Price        Options       Price        Options          Price
                                   -------        -----        -------       -----        -------          -----
Director Plan:
--------------
Options, beginning of year             160        $5.6384         110        $6.8796            72          $7.5660
Granted                                 55         6.9375          50         2.9076            44           6.9886
Exercised
Cancelled                                                                                       (6)         15.9167
                                   ---------                   --------                  -----------
Options, end of year                   215         5.9707         160         5.6384           110           6.8796
                                   =========                   ========                  ===========
Exercisable at end of year             113         6.2496          67         7.3242            39           8.3158
                                   =========                   ========                  ===========
Weighted average (Wtd. Avg.)
fair value of options granted
during the year                                   $4.8879                    $2.1266                        $5.1941

Employee Plan:
--------------
Options, beginning of year           1,954        $5.7493       1,950        $5.9662         2,166          $5.6220
Granted                                394         5.5053         250         3.9950           299           5.7024
Exercised                             (194)        4.2982         (28)        3.8418          (176)          4.2677
Cancelled                             (391)        6.3822        (218)        5.9193          (339)          4.2677
                                   ---------                   --------                  -----------
Options, end of year                 1,763         5.7142       1,954         5.7493         1,950           5.9662
                                   =========                   ========                  ===========
Exercisable at end of year             827         4.4496       9,305         5.1594           614           5.5815
                                   =========                   ========                  ===========
Weighted average (Wtd. Avg.)
fair value of options granted
during the year                                   $4.1568                    $2.9355                        $4.1814

     The following table summarizes information concerning options outstanding and options exercisable as of December 31, 2000:

(Amounts in thousands
except per option amounts)

                                               Options Outstanding                        Options Exercisable
                                               -------------------                        -------------------
                                                    Weighted
                                                     Average         Weighted                           Weighted
                                                    Remaining         Average                           Average
                                   Number of       Contractual       Exercise     Number of             Exercise
  Range of Exercise Prices          Options           Life             Price        Options              Price
  ------------------------          -------           ----             -----         ------              -----
Director Plan:
--------------
   $2.7500 - $4.0630                      52          8.2           $2.9496              18            $3.0246
   $4.3750 - $5.5000                      56          6.0            4.7768              56             4.7768
   $6.9375 - $9.2500                      97          8.5            7.1141              29             7.3895
   $17.2500                               10          2.9           17.2500              10            17.2500
                                  -----------                                    -----------
                                         215                                            113
                                  ===========                                    ===========
Employee Plan:
--------------
   $3.0000 - $4.5000                   1,221          6.2           $4.0898             707            $4.1053
   $4.5625 - $6.7500                     415          8.1            5.4219              76             5.4661
   $6.8750 - $10.0000                    127          7.8            7.7377              44             8.3674
                                  -----------                                    -----------
                                       1,763                                            827
                                  ===========                                    ===========

     Along with the above-discussed stock option plans, the Company may from time to time grant stock warrants to various licensors and as well as other individuals with whom the Company does business. In 1998, the Company entered into various licensing agreements with Hasbro, Inc. and Hasbro, International, Inc. (together, "Hasbro") which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Yahtzee(R), Monopoly(R) and Battleship(R). In exchange for these license agreements, the Company granted Hasbro warrants to purchase up to 125 shares of Company common stock for each license. At December 31, 2000, warrants to purchase 375 shares of the Company's common stock were vested with a fair market value of $1,420. In connection with licenses to other properties, the Company has issued an additional 535 warrants not vested at December 31, 2000.

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

     At December 31, 2000, accounts and installment sales receivable on a operations basis are as follows:

                                                              Installment
                                                  Accounts        Sales
                                                 Receivable    Receivable     Total
                                                 ----------    ----------     -----
Trade receivables:
   Gaming operations                               $ 8,466      $ 4,052      $12,518
   Gaming product                                   15,248        1,578       16,826
                                                   -------      -------      -------
         Trade receivables                          23,714        5,630       29,344
                                                   -------      -------      -------

Other receivables:
   Other                                             1,472         --          1,472
                                                   -------      -------      -------
      Subtotal                                       1,472         --          1,472
                                                   -------      -------      -------

                                                   $25,186      $ 5,630      $30,816
                                                   =======      =======      =======

19.  SEGMENT REPORTING

     The Company's worldwide operations are concentrated in two principal business segments: Gaming Operations and Gaming Products. The Gaming Operations business segment was established in 1993 to develop, acquire, manufacture and distribute proprietary games, and these games have become increasingly important to its business. Increased attention has been given to Gaming Operations because of the high recurring revenues and profit margin potential for this business line. Mikohn owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases either provide for a fixed rental payment or a participation in the game's operating results. Sales of proprietary games are reflected in the reported results of the Company's Gaming Products business segment, while revenues derived from leases are included in the results of its Gaming Operations business segment. The Company's Gaming Products business segment has been providing gaming products and equipment around the world since 1987. First it sold progressive jackpot systems and then it expanded to sign manufacturing as well as other related products. Its gaming products are found in almost every major gaming jurisdiction and include: (i) interior casino signage, exterior signage and electronic components used in progressive jackpot systems, (ii) player tracking and information gathering and control systems and (iii) gaming machines for sale. A 50% interest in the stock of the Company's Australian operation was divested late in 1999 and, therefore, only 50% of MGA's net loss after taxes is included in revenues effective in 2000. The accounting policies of the segments are the same as those described in Note 1 - Description of Business and Summary of Significant Accounting Policies. All inter-segment transactions have been eliminated.

     The Company changed its method of accounting for operating business units from three segments (Signs, Gaming Products and Gaming Operations) at December 31, 1999 to the above discussed business segments of Gaming Operations and Gaming Products at December 31, 2000. Amounts reported in the prior years have been reclassified to be consistent with the Company's current method of reporting.

     Business segment information for the years ended December 31, 2000, 1999 and 1998 consists of:

Business Segments:                                2000         1999         1998
------------------                                ----         ----         ----
   Revenues:
      Gaming operations                        $  34,796    $  25,256    $  11,620
      Gaming products
            Signage and electronic
                  components                      56,898       61,367       67,135
             Player tracking and information
                  gathering                        4,747       12,756       10,148
             Gaming machines                       4,325        7,505       10,129
                                               ---------    ---------    ---------
                                                  65,970       81,628       87,412
                                               ---------    ---------    ---------
            Total                              $ 100,766    $ 106,884    $  99,032
                                               =========    =========    =========

   Gross profit:
      Gaming operations                        $  28,291    $  22,979    $  10,231
      Gaming products                             17,811       29,059       28,638
                                               ---------    ---------    ---------
            Total                              $  46,102    $  52,038    $  38,869
                                               =========    =========    =========

   Operating income (loss):
      Gaming operations                        $  14,651    $  11,660    $   2,807
      Gaming products                             (2,404)      10,678        9,137
                                               ---------    ---------    ---------
         Subtotal                                 12,247       22,338       11,944
      Write-off of assets and other               (9,852)      (1,352)      (4,493)
      Corporate                                  (13,926)     (12,266)     (12,057)
                                               ---------    ---------    ---------
            Total                              $ (11,531)   $   8,720    $  (4,606)
                                               =========    =========    =========

   Depreciation and amortization:
      Gaming operations                        $   6,346    $   4,832    $   2,711
      Gaming products                              1,592        2,030        1,988
                                               ---------    ---------    ---------
         Subtotal                                  7,938        6,862        4,699
      Corporate                                    3,179        2,487        2,172
                                               ---------    ---------    ---------
            Total                              $  11,117    $   9,349    $   6,871
                                               =========    =========    =========

   Assets:
      Gaming operations                        $ 100,112    $  91,103    $  84,788
      Gaming products                             44,748       50,947       58,360
                                               ---------    ---------    ---------
         Subtotal                                144,860      142,050      143,148
      Corporate                                   21,886       36,245       24,693
                                               ---------    ---------    ---------
            Total                              $ 166,746    $ 178,295    $ 167,841
                                               =========    =========    =========

Business Segments:                                2000         1999         1998
------------------                                ----         ----         ----
   Capital expenditures:
      Gaming operations                        $   9,788    $   6,002    $   2,718
      Gaming products                              1,315        2,698        7,711
                                               ---------    ---------    ---------
         Subtotal                                 11,103        8,700       10,429
      Corporate                                    1,334        1,334          367
                                               ---------    ---------    ---------
            Total                              $  12,437    $  10,034    $  10,796
                                               =========    =========    =========
   Corporate expenses:
      Human resources                          $     452    $     604    $     493
      Executive and administration                 2,232        2,897        3,321
      Finance and MIS                              2,984        2,381        2,099
      Legal and compliance                         1,617        1,062          754
      Corporate facilities
         management                                  384          360          309
      Research and development                       365          617          972
      Marketing                                    2,713        1,858        1,937
      Depreciation and amortization                3,179        2,487        2,172
                                               ---------    ---------    ---------
         Total                                 $  13,926    $  12,266    $  12,057
                                               =========    =========    =========

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

     The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the years ended December 31, 2000, 1999 and 1998 consists of:

Geographic Operations:              2000         1999         1998
----------------------              ----         ----         ----
Revenue:
   North America                 $  92,278    $  86,876    $  82,489
   Australia / Asia                   (215)       7,773        5,817
   Europe / Africa                   7,055       10,117        8,955
   South America                     1,648        2,118        1,771
                                 ---------    ---------    ---------
                                 $ 100,766    $ 106,884    $  99,032
                                 =========    =========    =========
Gross profit:
   North America                 $  45,009    $  46,246    $  31,930
   Australia / Asia                   (215)       2,249        2,372
   Europe / Africa                     657        2,490        3,886
   South America                       651        1,053          681
                                 ---------    ---------    ---------
                                 $  46,102    $  52,038    $  38,869
                                 =========    =========    =========

Geographic Operations:              2000         1999         1998
----------------------              ----         ----         ----
Operating income (loss):
   North America                 $  (9,821)   $   8,327    $  (5,782)
   Australia / Asia                   (215)        (291)         217
   Europe / Africa                  (1,088)         780          783
   South America                      (407)         (96)         176
                                 ---------    ---------    ---------
                                 $ (11,531)   $   8,720    $  (4,606)
                                 =========    =========    =========
Depreciation and amortization:
   North America                 $  10,890    $   8,904    $   6,741
   Australia / Asia                                 149           31
   Europe / Africa                     161          230           90
   South America                        66           66            9
                                 ---------    ---------    ---------
                                 $  11,117    $   9,349    $   6,871
                                 =========    =========    =========
Assets:
   North America                 $ 162,725    $ 171,624    $ 157,076
   Australia / Asia                                 558        4,620
   Europe / Africa                   2,164        4,318        4,702
   South America                     1,857        1,795        1,443
                                 ---------    ---------    ---------
                                 $ 166,746    $ 178,295    $ 167,841
                                 =========    =========    =========
Capital expenditures:
   North America                 $  12,286    $   9,689    $  10,266
   Australia / Asia                                 127          218
   Europe / Africa                      68          113           83
   South America                        83          105          229
                                 ---------    ---------    ---------
                                 $  12,437    $  10,034    $  10,796
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

MIKOHN GAMING CORPORATION
QUARTERLY RESULTS OF OPERATIONS (unaudited)

                                            1ST        2ND        3RD        4TH       ANNUAL
                                            ---        ---        ---        ---       ------
Revenues:

  2000                                   $ 22,323   $ 25,951   $ 28,248   $ 24,244    $ 100,766
                                         ========   ========   ========   ========    =========
  1999                                   $ 25,175   $ 29,010   $ 25,834   $ 26,865    $ 106,884
                                         ========   ========   ========   ========    =========

Gross profit:

  2000                                   $ 12,414   $ 14,789   $ 14,413   $  4,486    $  46,102
                                         ========   ========   ========   ========    =========
  1999                                   $ 12,831   $ 13,856   $ 12,537   $ 12,814    $  52,038
                                         ========   ========   ========   ========    =========

Net income (loss):

  2000                                   $    202   $  1,634   $    780   $(24,721)   $ (22,105)
                                         ========   ========   ========   ========    =========
  1999                                   $    911   $  1,183   $    830   $ (1,992)   $     932
                                         ========   ========   ========   ========    =========

Weighted average shares outstanding:
 Basic -
  2000                                     10,837     10,958     11,021     11,055       10,968
                                         ========   ========   ========   ========    =========
  1999                                     10,675     10,707     10,730     10,769       10,720
                                         ========   ========   ========   ========    =========

 Diluted -
  2000                                     10,964     11,088     11,178     11,055       10,968
                                         ========   ========   ========   ========    =========
  1999                                     10,675     10,708     10,747     10,769       10,784
                                         ========   ========   ========   ========    =========

Net income (loss) per share:
 Basic -
  2000                                   $   0.02   $   0.15   $   0.07   $  (2.24)   $   (2.02)
                                         ========   ========   ========   ========    =========
  1999                                   $   0.09   $   0.11   $   0.08   $  (0.18)   $    0.09
                                         ========   ========   ========   ========    =========

 Diluted -
  2000                                   $   0.02   $   0.15   $   0.07   $  (2.24)   $   (2.02)
                                         ========   ========   ========   ========    =========
  1999                                   $   0.09   $   0.11   $   0.08   $  (0.18)   $    0.09
                                         ========   ========   ========   ========    =========


1. During the fourth quarter of 2000, the Company determined that certain of its older non-branded slot machines games, surveillance assets and prepaid royalties related to a licensing agreement had balance sheet values in excess of their present realizable value, resulting in charges to revalue fixed assets, accounts receivable, prepaid royalties, proprietary rights and goodwill to realizable value for older slot products of $2,430, surveillance assets of $720, prepaid royalties of $3,356 million and other of $143. See Note 10 Write-off Of Assets and Other and Extraordinary Item. In addition, the Company charged to cost of sales $3,197 for the writedown of certain inventories related to its older, non-branded slot machines. On March 27, 2001, a jury returned a verdict in favor of Acres Gaming, Inc. against the Company. See Note 13 - Commitments and Contingencies. The jury's award of $1.5 million has been included in the accompanying statement of operations. In addition, the Company has recorded an impairment to the value of capitalized patent costs related to this judgement amounting to $1.7 million which has also been included within this balance in the statement of operations.

2. During the fourth quarter of 1999, the Company (i) incurred a non-recurring asset write-off of $1,352 related to our P&M Coin product line, which includes our Classic slot machine games and (ii) entered into an agreement settling a complex and long-standing series of lawsuits between PGI and Shuffle Master arising out of claims by PGI that several table games offered by Shuffle Master infringed numerous patents held by PGI (now held by the Company). See Note 10 - Write-off of Assets and Other and Extraordinary Item and Note 12 - Deferred License Fees.

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

                                        MIKOHN GAMING CORPORATION

November 19, 2001                       By:      /s/  Don W. Stevens
                                           --------------------------------
                                             Don W. Stevens, Executive Vice
                                            President, Treasurer, Principal
                                                          Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature              Title                      Date
      ---------              -----                      ----

/s/ David J. Thompson      Chairman of the           November 19, 2001
-----------------------    Board, President and
David J. Thompson          Chief Executive Officer


/s/ Dennis A. Garcia       Executive Vice President  November 19, 2001
-----------------------    Director
Dennis A. Garcia


/s/  Bruce E. Peterson     Director                  November 19, 2001
-----------------------
Bruce E. Peterson


/s/  Terrance W. Oliver    Director                  November 19, 2001
-----------------------
Terrance W. Oliver


/s/  John K. Campbell      Director                  November 19, 2001
-----------------------
John K. Campbell


/s/ James E. Meyer         Director                  November 19, 2001
-----------------------
James E. Meyer


/s/ Douglas M. Todoroff    Director                  November 19, 2001
-----------------------
Douglas M. Todoroff