Form 10-Q/A
period 2001-09-30
MIKOHN GAMING CORP
filed 2001-12-13
CIK 912241

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

     YES    X     NO
         -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

       12,734,174                   as of                  November 9, 2001
------------------------                             ---------------------------
  (Amount Outstanding)                                          (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS

                                                                                              Page
                                                                                            --------
Part I     FINANCIAL INFORMATION
           Item 1.    Condensed Consolidated Financial Statements
                      Condensed Consolidated Balance Sheets at September 30, 2001
                      (Unaudited) and December 31, 2000                                            2

                      Condensed Consolidated Statements of Operations (Unaudited) for the
                      Three and Nine Months Ended September 30, 2001 and 2000                      4

                      Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                      Nine Months Ended September 30, 2001 and 2000                                5

                      Notes to Condensed Consolidated Financial Statements (Unaudited)             6

           Item 2.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                       19


Part II    OTHER INFORMATION
           Item 2.    Changes in Securities and Use of Proceeds                                   27

           Item 4.    Submission of Matters to a Vote of Security Holders                         27

           Item 6.    Exhibits and Reports on Form 8-K                                            27

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands                                                  September 30,           December 31,
except per share amounts)                                                  2001                     2000
                                                                        (Unaudited)
                                                                       -------------           -------------
                             ASSETS
                             ------
 Current assets:
      Cash and cash equivalents                                          $ 17,524                 $    462
      Accounts receivable, net                                             22,583                   21,195
      Notes receivable - related parties - current                          3,126                    2,528
      Installment sales receivable - current                                2,167                    2,724
      Inventories, net                                                     21,513                   23,882
      Prepaid expenses                                                      5,409                    3,964
      Deferred tax asset - current                                          5,478                    5,478
                                                                      -----------               ----------
           Total current assets                                            77,800                   60,233

 Notes receivable - related parties - noncurrent                              164                      158
 Installment sales receivable - noncurrent                                  3,253                    2,906
 Property and equipment, net                                               31,276                   25,815
 Intangible assets, net                                                    63,466                   65,681
 Goodwill, net                                                              4,098                    4,145
 Other assets                                                              12,367                    7,250
 Net assets of business transferred under
      contractual agreement                                                                            558
                                                                      -----------               ----------
      Total assets                                                       $192,424                 $166,746
                                                                      ===========               ==========


See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands                                                      September 30,             December 31,
except per share amounts)                                                      2001                      2000
                                                                            (Unaudited)
                                                                           -------------            -------------
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
 Current liabilities:
       Long-term debt and notes payable - current                             $  2,449                  $  2,149
       Trade accounts payable                                                    7,168                     8,894
       Customer deposits                                                         4,920                     2,635
       Accrued and other current liabilities                                    10,194                     8,052
       Deferred revenues - current                                               1,427                     1,075
       Deferred license fees - current                                             428                       451
                                                                           -----------               -----------
            Total current liabilities                                           26,586                    23,256

 Long-term and notes payable debt - noncurrent                                 102,100                    84,949
 Deferred revenues - noncurrent                                                  3,291                     3,397
 Deferred tax liability - noncurrent                                            18,279                    18,279
 Deferred license fees - noncurrent                                              1,142                     1,411
 Deposit on net assets transferred under contractual
       agreement                                                                                           4,749
 Other liabilities                                                               1,500                     1,500
                                                                           -----------               -----------
            Total liabilities                                                  152,898                   137,541
                                                                           -----------               -----------

 Commitments and contingencies (see Note 5)

 Stockholders' equity:
       Preferred stock, $0.10 par value, 5,000 shares
            authorized,  none issued and outstanding
       Common stock, $0.10 par value, 100,000 shares,
            authorized 12,725 and 11,087 shares issued and
            outstanding                                                          1,273                     1,109
       Additional paid-in capital                                               65,716                    56,677
       Stockholders' notes receivable                                           (1,023)                   (1,023)
       Foreign currency translation                                               (987)                     (987)
       Accumulated deficit                                                     (25,225)                  (26,343)
                                                                           -----------               -----------
            Subtotal                                                            39,754                    29,433
        Less treasury stock, 19 shares, at cost                                   (228)                     (228)
                                                                           -----------               -----------
            Total stockholders' equity                                          39,526                    29,205
                                                                           -----------               -----------

            Total liabilities and stockholders' equity                        $192,424                  $166,746
                                                                           ===========               ===========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        For the Three and Nine Months Ended September 30, 2001 and 2000

(Amounts in thousands                                   Three Months Ended                         Nine Months Ended
except per share amounts)                                  September 30,                             September 30,
                                              ------------------------------------      ------------------------------------
                                                    2001                2000                 2001                 2000
                                                   -----                ----                 ----                 ----
Revenues:
     Gaming operations                                $12,142              $ 8,437              $33,074              $25,487
     Product sales                                     15,686               19,811               47,851               51,035
                                              ---------------      ---------------      ---------------      ---------------
          Total revenues                               27,828               28,248               80,925               76,522
                                              ---------------      ---------------      ---------------      ---------------

Operating costs:
     Gaming operations                                  7,022                4,782               19,053               13,256
     Product sales                                     14,234               16,525               43,284               42,696
     Corporate expense                                  2,928                3,075                8,488                9,257
                                              ---------------      ---------------      ---------------      ---------------
          Total operating costs                        24,184               24,382               70,825               65,209
                                              ---------------      ---------------      ---------------      ---------------

Operating income:
     Gaming operations                                  5,120                3,655               14,021               12,231
     Product sales                                      1,452                3,286                4,567                8,339
     Corporate expense                                 (2,928)              (3,075)              (8,488)              (9,257)
                                              ---------------      ---------------      ---------------      ---------------
          Total operating income                        3,644                3,866               10,100               11,313

Interest expense                                       (2,871)              (2,705)              (7,749)              (7,663)
Other income and expense                                1,361                   46                1,902                  284
                                              ---------------      ---------------      ---------------      ---------------
     Income before income tax provision                 2,134                1,207                4,253                3,934

Income tax provision                                                          (427)                                   (1,318)
                                              ---------------      ---------------      ---------------      ---------------
     Income before extraordinary item                   2,134                  780                4,253                2,616

Extraordinary item                                     (3,135)                                   (3,135)
                                              ---------------      ---------------      ---------------      ---------------
Net income (loss)                                     $(1,001)             $   780              $ 1,118              $ 2,616
                                              ===============      ===============      ===============      ===============

Weighted average common shares:
     Basic                                             12,072               11,021               11,423               10,939
                                              ===============      ===============      ===============      ===============
     Diluted                                           12,072               11,178               11,532               11,077
                                              ===============      ===============      ===============      ===============

Basic and diluted earnings (loss) per share:
      Income before extraordinary item                 $ 0.18              $  0.07              $  0.37              $  0.24
      Extraordinary item                                (0.26)                                    (0.27)
                                              ---------------      ---------------      ---------------      ---------------
           Net income (loss)                          $ (0.08)             $  0.07              $  0.10              $  0.24
                                              ===============      ===============      ===============      ===============

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             For the Nine Months Ended September 30, 2001 and 2000

 (Amounts in thousands)                                                                        2001                      2000
                                                                                             --------                  --------

 Cash flows from operating activities:
       Net income                                                                            $  1,118                  $  2,616
       Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation                                                                        5,587                     4,324
            Amortization                                                                        3,630                     3,595
            Provision for bad debts                                                               987                       363
            Reserve for obsolete inventory                                                        824                       442
            Loss on early extinguishment of debt                                                3,135
            Loss (gain) on disposition of assets                                                 (197)                        5
            Gain on MGA stock sale and system agreement                                        (1,334)
       Changes in operating assets and liabilities:
            Accounts receivable                                                                (1,985)                    2,197
            Notes receivable - related parties                                                   (604)                      246
            Installment sales receivable                                                          210                    (1,920)
            Inventories                                                                        (1,149)                   (1,435)
            Prepaid expenses                                                                   (1,445)                   (1,958)
            Other assets                                                                       (1,496)                      772
            Trade accounts payable                                                             (1,726)                     (737)
            Accrued and other current liabilities                                               1,773                       697
            Customer deposits                                                                   2,285                      (499)
            Deferred revenue                                                                     (324)                      432
            Deferred taxes                                                                                                 (362)
                                                                                  -------------------      --------------------
            Net cash provided by operating activities                                           9,289                     8,778
                                                                                  -------------------      --------------------

 Cash flows from investing activities:
       Purchase of inventory for lease to others                                              (12,955)                  (18,538)
       Proceeds from sale leaseback transactions                                                3,500                     2,000
       Purchase of property and equipment                                                      (1,923)                     (389)
       Proceeds from sales of property and equipment                                              663                     1,548
       Proceeds from sale of assets held for sale                                                                           714
       Proceeds from note receivable, sale of subsidiary                                                                  4,418
       Increase in intangible assets                                                             (884)                     (821)
                                                                                  -------------------      --------------------
       Net cash used in investing activities                                                  (11,599)                  (11,068)
                                                                                  -------------------      --------------------
 Cash flows from financing activities:
       Proceeds from long-term debt and notes payable                                          99,875                     4,823
       Debt issuance costs                                                                     (6,938)
       Principal payments on notes payable and long-term debt                                 (83,031)                   (4,360)
       Principal payments of deferred license fees                                               (292)                     (268)
       Proceeds from capital lease transactions                                                 2,000                     3,000
       Principal payments on capital leases                                                    (1,482)
       Payment for capital leases                                                                                        (1,017)
       Proceeds from issuance of common stock and warrants                                      9,240                     1,261
       Notes receivable - stockholders                                                                                      227
                                                                                  -------------------      --------------------
       Net cash provided by financing activities                                               19,372                     3,666
                                                                                  -------------------      --------------------
 Increase in cash and cash equivalents                                                         17,062                     1,376
 Cash and cash equivalents, beginning of period                                                   462                        48
                                                                                  -------------------      --------------------
 Cash and cash equivalents, end of period                                                    $ 17,524                  $  1,424
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

  A Shareholder Agreement between TAB, MGA and the Company provides for the appointment and removal of directors, voting procedures, restrictions on share transfers, activities requiring super majority approval and other matters commonly found in agreements of this nature. Under the Shareholder Agreement, the Company and TAB each appoint two members to the four-member MGA board of directors. The Shareholder Agreement also contains a call option in favor of the Company and a put option in favor of TAB. The call option is exercisable by the Company upon termination of the System Acquisition and Services Agreement (described below) by TAB for any reason other than a breach of the agreement by the Company. The call option price is 75% of the fair market value of the MGA shares then held by TAB. The put option is exercisable by TAB in the event the Company does not meet the delivery timetable specified in the Systems Acquisition and Services Agreement. The put option price is the amount paid by TAB for the MGA shares plus 50% of the profit margin before tax on all orders placed with MGA by TAB prior to the exercise of the put option. The timetable originally specified in the System Acquisition and Services Agreement was modified to extend certain milestone dates. A System Acquisition and Services Agreement between TAB and the Company requires the Company to provide hardware and software to operate a wide area progressive jackpot system in New South Wales, Australia. Under this agreement, the Company is to provide the hardware component of the system at cost and will receive a monthly software license and service fee (cancelable at TAB's option) of $(AUD)50.00 per month per device commencing upon delivery of the system. The Company has completed development and the system has received regulatory approval for TAB to proceed. On September 15, 2001 TAB acknowledged that the put option expired. Due to completion of the system and the acknowledgement by TAB that the put option expired, the Company has recorded in other income the, net gain on the sale of a wide area progressive jackpot system and a 50% Interest in the Company's Australian subsidiary to TAB.

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

4. INVENTORIES

  Inventories at September 30, 2001 and December 31, 2000 consist of the following:

                                                September 30,            December 31,
                                                    2001                     2000
                                               ---------------          --------------
Raw materials                                         $13,184                 $13,308
Finished goods                                          9,718                   9,580
Work-in-progress                                        3,258                   6,296
                                               --------------           -------------
     Subtotal                                          26,160                  29,184
Reserve for obsolete inventory                         (4,647)                 (5,302)
                                               --------------           -------------
     Total                                            $21,513                 $23,882
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

  Business segment information for the three and nine months ended September 30, 2001 and 2000 consist of:

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                         -------------------------      --------------------------
              Business Unit Segments                         2001           2000            2001            2000
              ----------------------                         ----           ----            ----            ----
Revenues:
 Gaming operations                                          $12,142        $ 8,437        $ 33,074         $25,487
 Product sales
   Signage and electronic components                         13,850         17,595          41,833          44,052
   Player tracking and information gathering                  1,070            837           3,122           3,946
   Gaming machines                                              766          1,379           2,896           3,037
                                                         ----------      ---------      ----------       ---------
                                                             15,686         19,811          47,851          51,035
                                                         ----------      ---------      ----------       ---------
     Total                                                  $27,828        $28,248        $ 80,925         $76,522
                                                         ==========      =========      ==========       =========
Gross profit:
 Gaming operations                                          $10,337        $ 7,071        $ 27,855         $21,681
 Product sales                                                5,746          7,342          17,684          19,935
                                                         ----------      ---------      ----------       ---------
     Total                                                  $16,083        $14,413        $ 45,539         $41,616
                                                         ==========      =========      ==========       =========
Operating income:
 Gaming operations                                          $ 5,120        $ 3,655        $ 14,021         $12,231
 Product sales                                                1,452          3,286           4,567           8,339
 Corporate                                                   (2,928)        (3,075)         (8,488)         (9,257)
                                                         ----------      ---------      ----------       ---------
     Total                                                  $ 3,644        $ 3,866        $ 10,100         $11,313
                                                         ==========      =========      ==========       =========

                                           Three Months Ended                       Nine Months Ended
                                              September 30,                           September 30,
                                     ---------------------------------      -----------------------------------
     Business Unit Segments               2001                2000                2001                 2000
     ----------------------               ----                ----                ----                 ----
Net income before tax:
     Gaming operations                   $3,980             $ 2,493            $ 11,256              $ 9,285
     Product sales                          312               1,600               2,164                4,027
     Corporate                           (2,158)             (2,886)             (9,167)              (9,378)
                                     ----------       -------------         -----------       --------------
          Total                          $2,134             $ 1,207            $  4,253              $ 3,934
                                     ==========       =============         ===========       ==============
Depreciation and amortization:
     Gaming operations                   $2,059             $ 1,654            $  5,652              $ 4,399
     Product sales                          353                 365               1,082                1,137
     Corporate                              888                 799               2,483                2,383
                                     ----------       -------------      --------------       --------------
          Total                          $3,300             $ 2,818            $  9,217              $ 7,919
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
                                     ========            ========            ========           ========

  The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and nine months ended September 30, 2001 and 2000 consist of:

                                          Three Months Ended                       Nine Months Ended
                                             September 30,                           September 30,
                                     --------------------------------      ----------------------------------
     Geographic Operations              2001                2000                2001                 2000
     ---------------------              ----                ----                ----                 ----
Revenues:
     North America                     $25,667             $25,760             $74,784             $70,200
     Australia / Asia                     (198)                (13)               (448)               (183)
     Europe / Africa                     1,292               2,095               4,337               5,355
     South America                       1,067                 406               2,252               1,150
                                     ---------           ---------           ---------           ---------
          Total                        $27,828             $28,248             $80,925             $76,522
                                     =========           =========           =========           =========
Gross profit:
     North America                     $15,243             $14,141             $43,166             $40,263
     Australia / Asia                     (198)                (13)               (448)               (183)
     Europe / Africa                       587                 169               1,855               1,093
     South America                         451                 116                 966                 443
                                     ---------           ---------           ---------           ---------
          Total                        $16,083             $14,413             $45,539             $41,616
                                     =========           =========           =========           =========
Operating income:
     North America                     $ 3,671             $ 4,198             $10,443             $11,746
     Australia / Asia                     (198)                (13)               (448)               (183)
     Europe / Africa                        52                (188)                 31                  54
     South America                         119                (131)                 74                (304)
                                     ---------           ---------           ---------           ---------
          Total                        $ 3,644             $ 3,866             $10,100             $11,313
                                     =========           =========           =========           =========

                                          Three Months Ended                       Nine Months Ended
                                             September 30,                           September 30,
                                     --------------------------------      ----------------------------------
     Geographic Operations              2001                2000                2001                 2000
     ---------------------              ----                ----                ----                 ----
Net income before tax:
     North America                      $  939             $ 1,997             $ 3,423             $ 4,841
     Australia / Asia                    1,136                 (13)                886                (183)
     Europe / Africa                       (44)               (507)               (115)               (297)
     South America                         103                (270)                 59                (427)
                                     ---------           ---------           ---------           ---------
          Total                         $2,134             $ 1,207             $ 4,253             $ 3,934
                                     =========           =========           =========           =========
Depreciation and amortization:
     North America                      $3,262             $ 2,766             $ 9,090             $ 7,744
     Australia / Asia
     Europe / Africa                        20                  36                  79                 125
     South America                          18                  16                  48                  50
                                     ---------           ---------           ---------           ---------
          Total                         $3,300             $ 2,818             $ 9,217             $ 7,919
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

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATING CONDENSED BALANCE SHEETS

(Amounts in thousands)                                                          September 30, 2001
                                                   --------------------------------------------------------------------------
                                                                 Guarantor       Non-Guarantor
                                                     Parent      Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                   ----------    ------------    -------------   ------------    ------------
ASSETS
Current Assets:
 Cash                                                $ 17,698         $  (569)          $  395       $      -        $ 17,524
 Accounts receivable, net                              10,842           7,973            3,768                         22,583
 Inventories, net                                       7,293          12,382            1,838                         21,513
 Other current assets                                  10,850           5,038              292                         16,180
                                                     --------         -------           ------       --------        --------
     Total current assets                              46,683          24,824            6,293                         77,800

Property and equipment, net                            11,262          18,996            1,018                         31,276
Intangible assets                                      60,909           6,656                                          67,565
Investments in subsidiaries                            44,063                                         (44,111)            (48)
Other assets                                           13,569           2,262                                          15,831
                                                     --------         -------           ------       --------        --------
     Total assets                                    $176,486         $52,738           $7,311       $(44,111)       $192,424
                                                     ========         =======           ======       ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                  $ 15,834         $ 7,346           $3,406       $      -        $ 26,586
Intercompany transactions                              (1,870)           (864)           2,734                              -
                                                     --------        --------           ------       --------        --------
     Total current liabilities                         13,964           6,482            6,140              -          26,586

Long-term debt                                         99,704           2,396                                         102,100
Other liabilities, long term                            4,613           1,320                                           5,933
Deferred tax liability -- noncurrent                   18,279                                                          18,279

Stockholders' equity                                   39,926          42,540            1,171        (44,111)         39,526
                                                     --------         -------           ------       --------        --------
Total liabilities and stockholders' equity           $176,486         $52,738           $7,311       $(44,111)       $192,424
                                                     ========         =======           ======       ========        ========
                                                                                     December 31, 2000
                                                     ------------------------------------------------------------------------
                                                                  Guarantor      Non-Guarantor
                                                      Parent      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                     --------     ------------   -------------    ------------   ------------
ASSETS
Current Assets:
 Cash                                                 $    540         $  (375)         $  297        $       -      $    462
 Accounts receivable, net                               10,831           8,102           2,262                         21,195
 Inventories, net                                       11,730          10,426           1,726                         23,882
 Other current assets                                   10,926           3,573             195                         14,694
                                                      --------         -------         -------        ---------      --------
     Total current assets                               34,027          21,726           4,480                -        60,233

Property and equipment, net                             11,156          14,112             547                         25,815
Intangible assets                                       62,817           7,010               -                         69,827
Investments in subsidiaries                             35,655                                          (35,255)          400
Other assets                                             8,921           1,550               -                         10,471
                                                      --------         -------         -------        ---------      --------
     Total assets                                     $152,576         $44,398          $5,027        $ (35,255)     $166,746
                                                      ========         =======          ======        =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                   $ 14,986         $ 6,376          $1,894        $       -      $ 23,256
Intercompany transactions                               (2,603)            418           2,185                              -
                                                      --------         -------         -------        ---------      --------
     Total current liabilities                          12,383           6,794           4,079                -        23,256

Long-term debt                                          83,127           1,806              16                         84,949
Other liabilities, long term                             9,582           1,475               -                         11,057
Deferred tax liability -- noncurrent                    18,279               -               -                         18,279

Stockholders' equity                                    29,205          34,323             932          (35,255)       29,205
                                                      --------         -------         -------        ---------      --------
Total liabilities and stockholders' equity            $152,576         $44,398          $5,027        $ (35,255)     $166,746
                                                      ========         =======         =======        =========      ========

                           MIKOHN GAMING CORPORATION
               CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)                                          Three Months Ended September 30, 2001
                                            ----------------------------------------------------------------------------
                                                                              Non-
                                                          Guarantor        Guarantor
                                             Parent      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            --------     ------------     ------------     ------------     ------------
Revenues                                     $16,974          $17,249           $2,360          $(8,755)         $27,828
Cost of sales                                  8,046            7,899            1,322           (5,523)          11,744
Selling, general and administrative
     expenses                                  7,961            3,744              735                            12,440
                                             -------          -------            -----          -------          -------
     Operating income (loss)                     967            5,606              303           (3,232)           3,644

Equity in earnings of subsidiaries             2,877                                             (2,877)              -
Interest expense                              (2,709)            (106)             (56)                           (2,871)
Other income and (expense)                     1,399               17              (55)                            1,371
                                             -------          -------            -----          -------          -------
     Income (loss) before income taxes
          and extraordinary item               2,544            5,517              192           (6,109)           2,144

Income tax provision
                                             -------          -------            -----          -------          -------
     Income (loss) before extraordinary
           item                                2,544            5,517              192           (6,109)           2,144

Extraordinary item, net of income tax         (3,135)                                                             (3,135)
                                             -------          -------            -----          -------          -------

     Net income (loss)                       $  (591)         $ 5,517           $  192          $(6,109)         $  (991)
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
                                             =======          =======           ======         ========          =======

                                                                Nine Months Ended September 30, 2001
                                            ----------------------------------------------------------------------------
                                                                              Non-
                                                          Guarantor        Guarantor
                                             Parent      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            --------     ------------     ------------     ------------     ------------
Revenues                                     $46,075          $51,622           $6,589         $(23,361)         $80,925
Cost of sales                                 21,144           25,573            3,768          (15,099)          35,386
Selling, general and administrative
     expenses                                 22,865           10,152            2,422                            35,439
                                             -------          -------            -----          -------          -------
     Operating income (loss)                   2,066           15,897              399           (8,262)          10,100

Equity in earnings of subsidiaries             8,365                                             (8,365)               -
Interest expense                              (7,370)            (220)            (159)                           (7,749)
Other income and (expense)                     1,592              312               (2)                            1,912
                                             -------          -------            -----          -------          -------

     Income (loss) before income taxes
          and extraordinary item               4,663           15,989              238          (16,627)           4,263

Income tax provision
                                             -------          -------            -----          -------          -------
     Income (loss) before extraordinary
           item                                4,663           15,989              238          (16,627)           4,263

Extraordinary item, net of income tax         (3,135)                                                             (3,135)
                                             -------          -------            -----          -------          -------

     Net income (loss)                       $ 1,528          $15,989           $  238         $(16,627)         $ 1,128
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
                                             =======          =======           ======         ========          =======

                          MIKOHN  GAMING CORPORATION
                 CONSOLIDATING CONDENSED CASH FLOW STATEMENTS

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 and 2000

REVENUES

                                                                  Change
       Business Segment                 2001          2000        Amount           %
       ----------------                 ----          ----        ------           -
Revenues:
     Gaming operations                $33,074       $25,487       $ 7,587        29.8%
     Product sales                     47,851        51,035        (3,184)       -6.2%
                                      -------       -------       -------

          Total revenues              $80,925       $76,522       $ 4,403         5.8%
                                      =======       =======       =======

Percentage of total revenues:
     Gaming operations                   40.9%         33.3%
     Product sales                       59.1%         66.7%
                                      -------       -------

          Total                         100.0%        100.0%
                                      =======       =======

  Gaming operations revenues for the nine months ended September 30, 2001 were $33,074, an increase of $7,587 or 30%, over the $25,487 of revenues in the comparable period of 2000. This increase was primarily the result of an increase in the average number of leased slot machines in operation from approximately 1,450 in the 2000 period to approximately 2,700 in the nine-month period ended September 30, 2001 (at September 30, 2001, the Company had approximately 3,050 leased slot machines in operation) offset, in part, by a decrease in revenues related to the lease of table games. In total, the Company increased its slot machine lease revenues from $9,880 during the nine months ended September 30, 2000 to $20,592 during the 2001 nine-month period, an increase of 108%. This increase in leased slot machine revenues was offset, in part, by a 4% decrease (approximately $537) in recurring leased table game revenues caused by a decline in the average monthly lease charge for the table games during the 2001 period. Additionally, revenues of $2,588 recorded in the nine months ended September 30, 2000 from the non-recurring sale of certain table game product rights owned by the Company were not duplicated in the 2001 period.

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

OPERATING INCOME

                                                                  Change
         Business Segment               2001         2000         Amount           %
         ----------------               ----         ----         ------           -
Operating income:
     Gaming operations                $14,021      $12,231       $ 1,790         14.6%
     Product sales                      4,567        8,339        (3,772)       -45.2%
                                      -------      -------       -------
          Segment operating income     18,588       20,570        (1,982)        -9.6%

     Corporate expenses                (8,488)      (9,257)          769          8.3%
                                      -------      -------       -------

          Total operating income      $10,100      $11,313       $(1,213)       -10.7%
                                      =======      =======       =======

Depreciation and amortization
 (included above):
     Gaming operations                $ 5,652      $ 4,399       $ 1,253         28.5%
     Product sales                      1,082        1,137           (55)         4.8%
                                      -------      -------       -------
          Segment depreciation and
            amortization                6,734        5,536         1,198         21.6%

     Corporate                          2,483        2,383           100          4.2%
                                      -------      -------       -------
          Total segment depreciation
            and amortization          $ 9,217      $ 7,919       $ 1,298         16.4%
                                      =======      =======       =======

  Gaming operations operating income for the nine months ended September 30, 2001 was $14,021, an increase of $1,790 or 15%, from $12,231 in the nine months ended September 30, 2000. This increase was principally the result of the aforementioned increase in gaming operations revenues during the nine months ended September 30, 2001 offset by (i) rental payments of approximately $2,700 made under slot machine operating leases in the 2001 period which were not incurred in the 2000 period, and (ii) the recording of $2,587 of revenues and operating income from the nonrecurring sale of certain table game products rights owned by the Company in the 2000 period, which sale was not matched in the 2001 period. Without giving effect to this nonrecurring sale, gaming operations operating income for the nine months ended September 30, 2001 increased by $4,377, or 45%, as compared to the first nine months of 2000.

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

OTHER INCOME AND (EXPENSE)

  Other income for the nine months ended September 30, 2001 was $1,902, an increase of $1,618 or 470% from other income of $284 for the nine months ended September 30, 2001. This increase was primarily the result of the recognition of a net gain of $1,334 on the sale of a wide area progressive jackpot system and a 50% interest in the Company's Australian subsidiary to TAB as well as certain gains recognized from the sale of certain property and equipment during the 2001 period.

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

EARNINGS PER SHARE

  Both basic and diluted earnings before extraordinary item per share for the nine months ended September 30, 2001 were $0.37 on basic and diluted weighted average common shares outstanding of 11,423 and 11,532, respectively. However, basic and diluted net earnings per share for the same period were $0.10 on basic and diluted weighted average common shares outstanding of 11,423 and 11,532, respectively. For the nine months ended September 30, 2000, both basic and diluted earnings per share were $0.24 on basic and diluted weighted average common shares outstanding of 10,939 and 11,077, respectively. Short-term operating results may be affected by, among other things, (i) the impact of international events on the general business levels in the gaming industry, (ii) the timing of regulatory approvals of our games, over which we have no control, and (iii) the implementation of certain game software upgrades.

Three Months Ended September 30, 2001 and 2000

REVENUES

                                                                   Change
         Business Segment               2001          2000         Amount           %
         ----------------               ----          ----         ------           -
Revenues:
     Gaming operations                $12,142       $ 8,437       $ 3,705        43.9%
     Product sales                     15,686        19,811        (4,125)      -20.8%
                                      -------       -------       -------

          Total revenues              $27,828       $28,248       $  (420)       -1.5%
                                      =======       =======       =======

Percentage of total revenues:
     Gaming operations                   43.6%         29.9%
     Product sales                       56.4%         70.1%
                                      -------       -------

          Total                         100.0%        100.0%
                                      =======       =======

  Gaming operations revenues for the three months ended September 30, 2001 were $12,142, an increase of $3,705 or 44%, from $8,437 for the similar 2000 quarterly period. This increase was primarily the result of (i) a significant increase in the average installed base of leased slot machines, from approximately 1,800 in the quarter ended September 30, 2000 to approximately 2,950 during the three months ended September 30, 2001 and (ii) an approximate 30% increase in the average win per day for leased slot machines during the three months ended September 30, 2001 as compared to the similar 2000 three-month period. These increases were partially offset by a 7% decrease in table game revenues attributable to a decrease in the average monthly lease charge for table games in the 2001 period. Leased slot machine revenues totaled $8,013 as compared to $3,999 during the three months ended September 30, 2001 and 2000, respectively.

  Product sales revenues for the three months ended September 30, 2001 were $15,686, a decrease of $4,125 or 21%, from the $19,811 in product sales revenues recorded for the three months ended September 30, 2000. This decrease was primarily the result of a significant exterior sign sale related to a new casino opening in the 2000 period which was not matched in the 2001 three-month period.

OPERATING INCOME

                                                                      Change
         Business Segment                 2001          2000          Amount           %
         ----------------                 ----          ----          ------           -
Operating income:
     Gaming operations                  $ 5,120         $ 3,655       $ 1,465        40.1%
     Product sales                        1,452           3,286        (1,834)      -55.8%
                                        -------         -------       -------
          Segment operating income        6,572           6,941          (369)       -5.3%

     Corporate expenses                  (2,928)         (3,075)          147         4.8%
                                        -------         -------       -------

          Total operating income        $ 3,644         $ 3,866       $  (222)       -5.7%
                                        =======         =======       =======

Depreciation and amortization
 (included above):
     Gaming operations                  $ 2,059         $ 1,654       $   405        24.5%
     Product sales                          353             365           (12)       -3.3%
                                        -------         -------       -------
          Segment depreciation and
            amortization                  2,412           2,019           393        19.5%

     Corporate                              888             799            89        11.1%
                                        -------         -------       -------
          Total segment depreciation
            and amortization            $ 3,300         $ 2,818       $   482        17.1%
                                        =======         =======       =======

  Gaming operations operating income for the three months ended September 30, 2001 was $5,120, an increase of $1,465 or 40%, from $3,655 during the three months ended September 30, 2000. This increase was primarily the result of an increase in leased slot machine operating income of $1,786 offset, in part, by a decrease in leased table games operating income of $254 as compared to the 2000 three-month period. The increase in leased slot machines operating income for the three months ended September 30, 2001 was due principally to (i) the aforementioned increase in leased slot machines revenues for the three months ended September 30, 2001 of $4,014 offset by an increase in rental payments for operating leases of approximately $1,200 and increased depreciation charges of approximately $243. The decrease in table games operating income was due principally to the aforementioned decline in revenues of $309.

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

OTHER INCOME AND (EXPENSE)

  Other income for the three months ended September 30, 2001 was $1,361, an increase of $1,315 from $46 in the three-month period ended September 30, 2000. This increase was principally the result of the recognition of a net gain on the sale of a wide area progressive jackpot system and a 50% interest in the Company's Australian subsidiary to TAB.

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

EARNINGS (LOSS) PER SHARE

  Both basic and diluted income before extraordinary item per share for the three months ended September 30, 2001 was $0.18 on weighted average common shares outstanding of 12,072. However, net loss per share for the three months ended September 30, 2001 was $0.08 on weighted average common shares outstanding of 12,072. For the three months ended September 30, 2000, both basic and diluted earnings per share were $0.07 on basic and diluted weighted average common shares outstanding of 11,021 and 11,178, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  For the nine months ended September 30, 2001, the Company had net income of $1,118 (income before extraordinary item in the amount of $4,253 and extraordinary loss from the early extinguishment of debt in the amount of $3,135) as compared to net income of $2,616 for the nine months ended September 30, 2000.

  Cash provided by operating activities was $9,289 for the nine months ended September 30, 2001. The significant items which provided net cash from operating activities were net income of $1,118 increased by non-cash charges for an extraordinary loss on early extinguishment of debt, depreciation, amortization and valuation allowances in the amount of $14,162 offset in paid, by the gain on TAB stock sale and system agreement of $1,334. Other significant changes in operating assets or liabilities were increases in accounts receivable, inventories, prepaid expenses and other assets of $6,475 partially offset by a net increase in accounts payable, accrued liabilities and customer deposits of $2,332.

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

                                           MIKOHN GAMING CORPORATION, Registrant



                                           BY: /S/             Donald W. Stevens
                                              ----------------------------------
                                               Donald W. Stevens, Executive Vice
                                                 President, Treasurer, Principal
                                                               Financial Officer
Dated:  December 12, 2001