Form 10-Q/A
period 2001-09-30
MIKOHN GAMING CORP
filed 2001-12-20
CIK 912241

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

     YES    X     NO
         -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

       12,734,174                   as of                  November 9, 2001
------------------------                             ---------------------------
  (Amount Outstanding)                                          (Date)

     This Form 10-Q/A 2/nd/ Amendment for the period ended September 30, 2001, has been prepared and filed by the Company to enhance the prior disclosures set forth in the Company's Form 10-Q/A 1/st/ Amendment previously filed for the Company's period ended September 30, 2001. Specifically, this Form 10-Q/A 2/nd/ Amendment provides for (i) Note 10 - Restatement, which explains the changes made to the Condensed Consolidated Statements of Operations for the Three and Nine Month Periods and the affect on the Condensed Consolidated Balance Sheets and (ii) added column headings ("As Restated, See Note 10") for each of the financial statements affected by the change.

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


                                              MIKOHN GAMING CORPORATION
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (As Restated,
                                                                        See Note 10)
(Amounts in thousands                                                  September 30,
except per share amounts)                                                  2001                 December 31,
                                                                        (Unaudited)                2000
                                                                       -------------           -------------
                             ASSETS
                             ------
 Current assets:
      Cash and cash equivalents                                          $ 17,524                 $    462
      Accounts receivable, net                                             22,583                   21,195
      Notes receivable - related parties - current                          3,126                    2,528
      Installment sales receivable - current                                2,167                    2,724
      Inventories, net                                                     21,513                   23,882
      Prepaid expenses                                                      5,409                    3,964
      Deferred tax asset - current                                          5,478                    5,478
                                                                      -----------               ----------
           Total current assets                                            77,800                   60,233

 Notes receivable - related parties - noncurrent                              164                      158
 Installment sales receivable - noncurrent                                  3,253                    2,906
 Property and equipment, net                                               31,276                   25,815
 Intangible assets, net                                                    63,466                   65,681
 Goodwill, net                                                              4,098                    4,145
 Other assets                                                              12,367                    7,250
 Net assets of business transferred under
      contractual agreement                                                                            558
                                                                      -----------               ----------
      Total assets                                                       $192,424                 $166,746
                                                                      ===========               ==========


See notes to condensed consolidated financial statements


                                            MIKOHN GAMING CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          (As Restated,
                                                                           See Note 10)
(Amounts in thousands                                                      September 30,             December 31,
except per share amounts)                                                      2001                      2000
                                                                            (Unaudited)
                                                                           -------------            -------------
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
 Current liabilities:
       Long-term debt and notes payable - current                             $  2,449                  $  2,149
       Accounts payable                                                          7,168                     8,894
       Customer deposits                                                         4,920                     2,635
       Accrued and other current liabilities                                    10,194                     8,052
       Deferred revenues - current                                               1,427                     1,075
       Deferred license fees - current                                             428                       451
                                                                           -----------               -----------
            Total current liabilities                                           26,586                    23,256

 Long-term and notes payable debt - noncurrent                                 102,100                    84,949
 Deferred revenues - noncurrent                                                  3,291                     3,397
 Deferred tax liability - noncurrent                                            18,279                    18,279
 Deferred license fees - noncurrent                                              1,142                     1,411
 Deposit on net assets transferred under contractual
       agreement                                                                                           4,749
 Other liabilities                                                               1,500                     1,500
                                                                           -----------               -----------
            Total liabilities                                                  152,898                   137,541
                                                                           -----------               -----------

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
                                                                           ===========               ===========

See notes to condensed consolidated financial statements


                                                     MIKOHN GAMING CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  For the Three and Nine Months Ended September 30, 2001 and 2000


(Amounts in thousands                                   Three Months Ended                       Nine Months Ended
except per share amounts)                                  September 30,                           September 30,
                                              ------------------------------------      ------------------------------------
                                               (As Restated,                            (As Restated,
                                                See Note 10)                             See Note 10)
                                                    2001                2000                 2001                 2000
                                                   -----                ----                 ----                 ----
Revenues:
     Gaming operations                                $12,142              $ 8,437              $33,074              $25,487
     Product sales                                     15,686               19,811               47,851               51,035
                                              ---------------      ---------------      ---------------      ---------------
          Total revenues                               27,828               28,248               80,925               76,522
                                              ---------------      ---------------      ---------------      ---------------

Operating costs:
     Gaming operations                                  7,022                4,782               19,053               13,256
     Product sales                                     14,234               16,525               43,284               42,696
     Corporate expense                                  2,928                3,075                8,488                9,257
                                              ---------------      ---------------      ---------------      ---------------
          Total operating costs                        24,184               24,382               70,825               65,209
                                              ---------------      ---------------      ---------------      ---------------

Operating income:
     Gaming operations                                  5,120                3,655               14,021               12,231
     Product sales                                      1,452                3,286                4,567                8,339
     Corporate expense                                 (2,928)              (3,075)              (8,488)              (9,257)
                                              ---------------      ---------------      ---------------      ---------------
          Total operating income                        3,644                3,866               10,100               11,313

Interest expense                                       (2,871)              (2,705)              (7,749)              (7,663)
Other income and expense                                1,361                   46                1,902                  284
                                              ---------------      ---------------      ---------------      ---------------
     Income before income tax provision                 2,134                1,207                4,253                3,934

Income tax provision                                                          (427)                                   (1,318)
                                              ---------------      ---------------      ---------------      ---------------
     Income before extraordinary item                   2,134                  780                4,253                2,616

Extraordinary item                                     (3,135)                                   (3,135)
                                              ---------------      ---------------      ---------------      ---------------
Net income (loss)                                     $(1,001)             $   780              $ 1,118              $ 2,616
                                              ===============      ===============      ===============      ===============

Weighted average common shares:
     Basic                                             12,072               11,021               11,423               10,939
                                              ===============      ===============      ===============      ===============
     Diluted                                           12,072               11,178               11,532               11,077
                                              ===============      ===============      ===============      ===============

Basic and diluted earnings (loss) per share:
      Income before extraordinary item                 $ 0.18              $  0.07              $  0.37              $  0.24
      Extraordinary item                                (0.26)                                    (0.27)
                                              ---------------      ---------------      ---------------      ---------------
           Net income (loss)                          $ (0.08)             $  0.07              $  0.10              $  0.24
                                              ===============      ===============      ===============      ===============

See notes to condensed consolidated financial statements


                                                     MIKOHN GAMING CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       For the Nine Months Ended September 30, 2001 and 2000

                                                                                          (As Restated,
                                                                                           See Note 10)
 (Amounts in thousands)                                                                        2001                      2000
                                                                                             --------                  --------

 Cash flows from operating activities:
       Net income                                                                            $  1,118                  $  2,616
       Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation                                                                        5,587                     4,324
            Amortization                                                                        3,630                     3,595
            Provision for bad debts                                                               987                       363
            Reserve for obsolete inventory                                                        824                       442
            Loss on early extinguishment of debt                                                3,135
            Loss (gain) on disposition of assets                                                 (197)                        5
            Gain on MGA stock sale and system agreement                                        (1,334)
       Changes in operating assets and liabilities:
            Accounts receivable                                                                (1,985)                    2,197
            Notes receivable - related parties                                                   (604)                      246
            Installment sales receivable                                                          210                    (1,920)
            Inventories                                                                        (1,149)                   (1,435)
            Prepaid expenses                                                                   (1,445)                   (1,958)
            Other assets                                                                       (1,496)                      772
            Accounts payable                                                                   (1,726)                     (737)
            Accrued and other current liabilities                                               1,773                       697
            Customer deposits                                                                   2,285                      (499)
            Deferred revenue                                                                     (324)                      432
            Deferred taxes                                                                                                 (362)
                                                                                  -------------------      --------------------
            Net cash provided by operating activities                                           9,289                     8,778
                                                                                  -------------------      --------------------

 Cash flows from investing activities:
       Purchase of inventory for lease to others                                              (12,955)                  (18,538)
       Proceeds from sale leaseback transactions                                                3,500                     2,000
       Purchase of property and equipment                                                      (1,923)                     (389)
       Proceeds from sales of property and equipment                                              663                     1,548
       Proceeds from sale of assets held for sale                                                                           714
       Proceeds from note receivable, sale of subsidiary                                                                  4,418
       Increase in intangible assets                                                             (884)                     (821)
                                                                                  -------------------      --------------------
       Net cash used in investing activities                                                  (11,599)                  (11,068)
                                                                                  -------------------      --------------------
 Cash flows from financing activities:
       Proceeds from long-term debt and notes payable                                          99,875                     4,823
       Debt issuance costs                                                                     (6,938)
       Principal payments on notes payable and long-term debt                                 (83,031)                   (4,360)
       Principal payments of deferred license fees                                               (292)                     (268)
       Proceeds from capital lease transactions                                                 2,000                     3,000
       Principal payments on capital leases                                                    (1,482)
       Payment for capital leases                                                                                        (1,017)
       Proceeds from issuance of common stock and warrants                                      9,240                     1,261
       Notes receivable - stockholders                                                                                      227
                                                                                  -------------------      --------------------
       Net cash provided by financing activities                                               19,372                     3,666
                                                                                  -------------------      --------------------
 Increase in cash and cash equivalents                                                         17,062                     1,376
 Cash and cash equivalents, beginning of period                                                   462                        48
                                                                                  -------------------      --------------------
 Cash and cash equivalents, end of period                                                    $ 17,524                  $  1,424
                                                                                  ===================      ====================

 See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

  These condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Unless indicated otherwise, "Mikohn," the "Company," "we," "us" and "our" refer to Mikohn Gaming Corporation. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

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
                                                      ========         =======         =======        =========      ========

                           MIKOHN GAMING CORPORATION
               CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)                                          Three Months Ended September 30, 2001
                                            ----------------------------------------------------------------------------
                                                                              Non-
                                                          Guarantor        Guarantor
                                             Parent      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            --------     ------------     ------------     ------------     ------------
Revenues                                     $16,974          $17,249           $2,360          $(8,755)         $27,828
Cost of sales                                  8,046            7,899            1,322           (5,523)          11,744
Selling, general and administrative
     expenses                                  7,961            3,744              735                            12,440
                                             -------          -------            -----          -------          -------
     Operating income (loss)                     967            5,606              303           (3,232)           3,644

Equity in earnings of subsidiaries             2,477                                             (2,477)              -
Interest expense                              (2,709)            (106)             (56)                           (2,871)
Other income and (expense)                     1,399               17              (55)                            1,361
                                             -------          -------            -----          -------          -------
     Income (loss) before income taxes
          and extraordinary item               2,134            5,517              192           (5,709)           2,134

Income tax provision
                                             -------          -------            -----          -------          -------
     Income (loss) before extraordinary
           item                                2,134            5,517              192           (5,709)           2,134

Extraordinary item, net of income tax         (3,135)                                                             (3,135)
                                             -------          -------            -----          -------          -------

     Net income (loss)                       $(1,001)         $ 5,517           $  192          $(5,709)         $(1,001)
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
                                             =======          =======           ======         ========          =======

                                                                Nine Months Ended September 30, 2001
                                            ----------------------------------------------------------------------------
                                                                              Non-
                                                          Guarantor        Guarantor
                                             Parent      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            --------     ------------     ------------     ------------     ------------
Revenues                                     $46,075          $51,622           $6,589         $(23,361)         $80,925
Cost of sales                                 21,144           25,573            3,768          (15,099)          35,386
Selling, general and administrative
     expenses                                 22,865           10,152            2,422                            35,439
                                             -------          -------            -----          -------          -------
     Operating income (loss)                   2,066           15,897              399           (8,262)          10,100

Equity in earnings of subsidiaries             7,965                                             (7,965)               -
Interest expense                              (7,370)            (220)            (159)                           (7,749)
Other income and (expense)                     1,592              312               (2)                            1,902
                                             -------          -------            -----          -------          -------

     Income (loss) before income taxes
          and extraordinary item               4,253           15,989              238          (16,227)           4,253

Income tax provision
                                             -------          -------            -----          -------          -------
     Income (loss) before extraordinary
           item                                4,253           15,989              238          (16,227)           4,253

Extraordinary item, net of income tax         (3,135)                                                             (3,135)
                                             -------          -------            -----          -------          -------

     Net income (loss)                       $ 1,118          $15,989           $  238         $(16,227)         $ 1,118
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
                                                =========  =============  =============  ============  =============

NOTE 10 - RESTATEMENT

     Subsequent to the issuance of the Company's consolidated financial statements for the nine months ended September 30, 2001, the Company determined that: (i) it had overaccrued revenue by $400 from 66 leased slot games delivered to a foreign governmental lottery for which only a portion of the games had been installed by the customer during the quarter ended September 30, 2001, resulting in an overstatement of income before extraordinary item per share and net income
(loss) per share of $0.04 and $0.03 for the nine months and three months ended September 30, 2001, respectively and (ii) a $1,334 gain from the sale of a wide area progressive jackpot system and a 50% interest in the Company's Australian unit to Tab Ltd. should have been recorded during the three months ended September 30, 2001 since all conditions precedent to the sale had been accomplished, resulting in an understatement of income before extraordinary item per share and net income (loss) per share of $0.12 and $0.11 for the nine and three months ended September 30, 2001, respectively. The accompanying consolidated financial statements for the nine and three months ended September 30, 2001 have been restated as follows to include both items referred to above:

                                                                       Nine Months Ended
                                                                       September 30, 2001
                                                                       ------------------
                                                               As Previously
Statement of Operations Data:                                    Reported              As Restated
----------------------------                                     --------              -----------
  Revenues:
    Gaming operations                                            $33,474                   $33,074
    Total revenues                                                81,325                    80,925

  Operating income:
    Gaming operations                                             14,421                    14,021
    Total operating income                                        10,500                    10,100

  Other income and expense                                           568                     1,902

  Income before income tax provision                               3,319                     4,253
  Income before extraordinary item                                 3,319                     4,253
  Net income                                                         184                     1,118

  Income before extraordinary item
    per share                                                    $  0.29                   $  0.37
  Net income per share                                              0.02                      0.10


                                                                     Three Months Ended
                                                                     September 30, 2001
                                                                     ------------------
                                                             As Previously
Statement of Operations Data:                                  Reported              As Restated
----------------------------                                   --------              -----------
  Revenues:
    Gaming operations                                          $12,542                   $12,142
    Total revenues                                              28,228                    27,828

  Operating income:
    Gaming operations                                            5,520                     5,120
    Total operating income                                       4,044                     3,644

  Other income and expense                                          27                     1,361

  Income before income tax provision                             1,200                     2,134
  Income before extraordinary item                               1,200                     2,134
  Net loss                                                      (1,935)                   (1,001)

  Income before extraordinary item
    per share                                                  $  0.10                   $  0.18
  Net loss per share                                             (0.16)                    (0.08)

                                                                     September 30, 2001
                                                                     ------------------
                                                             As Previously
Balance Sheet Data:                                            Reported              As Restated
------------------                                             --------              -----------
  Current assets:
    Accounts receivable, net                                   $ 22,593                 $ 22,583
    Inventories, net                                             24,660                   21,513
      Total current assets                                       80,957                   77,800

  Net assets of business transferred
    under contractual agreement                                     558

      Total assets                                              196,139                  192,424

  Current liabilities:
    Accrued and other liabilities                                10,094                   10,194
      Total current liabilities                                  26,486                   26,586

  Deposit on net assets transferred
    under contractual agreement                                   4,749
      Total liabilities                                         157,547                  152,898

  Stockholders' equity:
    Accumulated deficit                                         (26,159)                 (25,225)
      Total stockholders' equity                                 38,592                   39,526

      Total liabilities and
        stockholders' equity                                    196,139                  192,424

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

                                           MIKOHN GAMING CORPORATION, Registrant



                                           BY: /S/             Donald W. Stevens
                                              ----------------------------------
                                               Donald W. Stevens, Executive Vice
                                                 President, Treasurer, Principal
                                                               Financial Officer
Dated:  December 20, 2001