Form 10-Q/A
period 2001-09-30
MIKOHN GAMING CORP
filed 2002-04-01
CIK 912241

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-Q/A 3rd


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended:     September 30, 2001
                               --------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from _______________to_______________

Commission File Number:   0-22752
                       ------------------------

                                MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Nevada                                  88-218876
--------------------------------------------------------------------------------
    (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                 Identification Number)

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

    YES  X     NO____
        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

         12,734,174                  as of             November 9, 2001
--------------------------------------------------------------------------------
    (Amount Outstanding)                                    (Date)

     This Form 10-Q/A Third Amendment for the period ended September 30, 2001, has been prepared and filed by the Company to enhance the prior disclosures set forth in the Company's Form 10-Q/A Second Amendment previously filed for the Company's period ended September 30, 2001. In 2002, the Company reviewed transactions with revenue of $1,150 and gross profit of $656 recorded in the third quarter of 2001. After discussions with its auditor, the Company concluded that the preponderance of factors affecting revenue recognition favored classifying the transactions into the fourth quarter of 2001. Therefore, this Form 10-Q/A Third Amendment provides for (i) the restatement of the Condensed Consolidated Statements of Operations for the Three and Nine Month Periods and the affect on the Condensed Consolidated Balance Sheets resulting from the aforementioned transaction, and (ii) Note 10 - Restatement, which explains the amended changes made to the Condensed Consolidated Statements of Operations for the Three and Nine Month Periods and the affect on the Condensed Consolidated Balance Sheets due to the aforementioned transactions.

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
Part I     FINANCIAL INFORMATION

           Item 1.     Condensed Consolidated Financial Statements

                       Condensed Consolidated Balance Sheets at September 30, 2001 (as
                       restated)(Unaudited) and December 31, 2000                                                    2

                       Condensed Consolidated Statements of Operations (Unaudited) for the Three and
                       Nine Months Ended September 30, 2001 (as restated) and 2000                                   4

                       Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
                       Ended September 30, 2001 and 2000                                                             5

                       Notes to Condensed Consolidated Financial Statements (Unaudited) (as restated)                6

           Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations        19

Part II    OTHER INFORMATION

           Item 2.     Changes in Securities and Use of Proceeds                                                    27

           Item 4.     Submission of Matters to a Vote of Security Holders                                          27

           Item 6.     Exhibits and Reports on Form 8-K                                                             27

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (As Restated,
                                                                        See Note 10)
(Amounts in thousands                                                  September 30,
except per share amounts)                                                  2001                 December 31,
                                                                        (Unaudited)                2000
                                                                       -------------           -------------
                             ASSETS
                             ------
 Current assets:
      Cash and cash equivalents                                         $  17,524                $     462
      Accounts receivable, net                                             21,950                   21,195
      Notes receivable - related parties - current                          3,126                    2,528
      Installment sales receivable - current                                2,167                    2,724
      Inventories, net                                                     22,007                   23,882
      Prepaid expenses                                                      5,409                    3,964
      Deferred tax asset - current                                          5,478                    5,478
                                                                        ---------                ---------
           Total current assets                                            77,661                   60,233

 Notes receivable - related parties - noncurrent                              164                      158
 Installment sales receivable - noncurrent                                  3,253                    2,906
 Property and equipment, net                                               31,276                   25,815
 Intangible assets, net                                                    63,466                   65,681
 Goodwill, net                                                              4,098                    4,145
 Other assets                                                              12,367                    7,250
 Net assets of business transferred under contractual agreement                                        558
                                                                        ---------                ---------
      Total assets                                                      $ 192,285                $ 166,746
                                                                        =========                =========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (As Restated,
                                                                     See Note 10)
(Amounts in thousands                                                September 30,
except per share amounts)                                                2001                  December 31,
                                                                      (Unaudited)                  2000
                                                                     -------------            -------------
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
      Long-term debt and notes payable - current                       $  2,449                  $  2,149
      Accounts payable                                                    7,168                     8,894
      Customer deposits                                                   5,437                     2,635
      Accrued and other current liabilities                              10,194                     8,052
      Deferred revenues - current                                         1,427                     1,075
      Deferred license fees - current                                       428                       451
                                                                    -----------               -----------
           Total current liabilities                                     27,103                    23,256

Long-term and notes payable debt - noncurrent                           102,100                    84,949
Deferred revenues - noncurrent                                            3,291                     3,397
Deferred tax liability - noncurrent                                      18,279                    18,279
Deferred license fees - noncurrent                                        1,142                     1,411
Deposit on net assets transferred under contractual
      agreement                                                                                     4,749
Other liabilities                                                         1,500                     1,500
                                                                    -----------               -----------
           Total liabilities                                            153,415                   137,541
                                                                    -----------               -----------

Commitments and contingencies (see Note 5)

Stockholders' equity:
      Preferred stock, $0.10 par value, 5,000 shares
           authorized,  none issued and outstanding
      Common stock, $0.10 par value, 100,000 shares,
           authorized 12,725 and 11,087 shares issued and
           outstanding                                                    1,273                     1,109
      Additional paid-in capital                                         65,716                    56,677
      Stockholders' notes receivable                                     (1,023)                   (1,023)
      Foreign currency translation                                         (987)                     (987)
      Accumulated deficit                                               (25,881)                  (26,343)
                                                                    -----------               -----------
           Subtotal                                                      39,098                    29,433
       Less treasury stock, 19 shares, at cost                             (228)                     (228)
                                                                    -----------               -----------
           Total stockholders' equity                                    38,870                    29,205
                                                                    -----------               -----------

           Total liabilities and stockholders' equity                  $192,285                  $166,746
                                                                    ===========               ===========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        For the Three and Nine Months Ended September 30, 2001 and 2000

(Amounts in thousands                                Three Months Ended                        Nine Months Ended
except per share amounts)                               September 30,                            September 30,
                                               ------------------------------          ----------------------------------
                                               (As Restated,                            (As Restated,
                                                See Note 10)                             See Note 10)
                                                    2001                2000                 2001                2000
                                                   -----                ----                 ----                ----
Revenues:
     Gaming operations                            $12,142              $ 8,437             $33,074              $25,487
     Product sales                                 14,536               19,811              46,701               51,035
                                              -----------          -----------          ----------            ---------
          Total revenues                           26,678               28,248              79,775               76,522
                                              -----------          -----------          ----------            ---------

Operating costs:
     Gaming operations                              7,022                4,782              19,053               13,256
     Product sales                                 13,740               16,525              42,790               42,696
     Corporate expense                              2,928                3,075               8,488                9,257
                                              -----------          -----------          ----------            ---------
          Total operating costs                    23,690               24,382              70,331               65,209
                                              -----------          -----------          ----------            ---------

Operating income:
     Gaming operations                              5,120                3,655              14,021               12,231
     Product sales                                    796                3,286               3,911                8,339
     Corporate expense                             (2,928)              (3,075)             (8,488)              (9,257)
                                              -----------          -----------          ----------            ---------
          Total operating income                    2,988                3,866               9,444               11,313

Interest expense                                   (2,871)              (2,705)             (7,749)              (7,663)
Other income and expense                            1,361                   46               1,902                  284
                                              -----------          -----------          ----------            ---------
     Income before income tax provision             1,478                1,207               3,597                3,934

Income tax provision                                                      (427)                                  (1,318)
                                              -----------          -----------          ----------            ---------
     Income before extraordinary item               1,478                  780               3,597                2,616

Extraordinary item                                 (3,135)                                  (3,135)
                                              -----------          -----------          ----------            ---------
Net income (loss)                                 $(1,657)             $   780             $   462              $ 2,616
                                              ===========          ===========          ==========            =========

Weighted average common shares:
     Basic                                         12,072               11,021              11,423               10,939
                                              ===========          ===========          ==========            =========
     Diluted                                       12,072               11,178              11,532               11,077
                                              ===========          ===========          ==========            =========

Basic and diluted earnings (loss) per share:
      Income before extraordinary item            $  0.12              $  0.07             $  0.31              $  0.24
      Extraordinary item                            (0.26)                                   (0.27)
                                              -----------          -----------          ----------            ---------
           Net income (loss)                      $ (0.14)             $  0.07             $  0.04              $  0.24
                                              ===========          ===========          ==========            =========

See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             For the Nine Months Ended September 30, 2001 and 2000

                                                                         (As Restated,
                                                                          See Note 10)
(Amounts in thousands)                                                        2001                      2000
                                                                          ------------               ----------
Cash flows from operating activities:
      Net income                                                            $    462                  $  2,616
      Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation                                                        5,587                     4,324
           Amortization                                                        3,630                     3,595
           Provision for bad debts                                               987                       363
           Reserve for obsolete inventory                                        824                       442
           Loss on early extinguishment of debt                                3,135
           Loss (gain) on disposition of assets                                 (197)                        5
           Gain on MGA stock sale and system agreement                        (1,334)
      Changes in operating assets and liabilities:
           Accounts receivable                                                (1,352)                    2,197
           Notes receivable - related parties                                   (604)                      246
           Installment sales receivable                                          210                    (1,920)
           Inventories                                                        (1,643)                   (1,435)
           Prepaid expenses                                                   (1,445)                   (1,958)
           Other assets                                                       (1,496)                      772
           Accounts payable                                                   (1,726)                     (737)
           Accrued and other current liabilities                               1,773                       697
           Customer deposits                                                   2,802                      (499)
           Deferred revenue                                                     (324)                      432
           Deferred taxes                                                                                 (362)
                                                                            --------                  --------
           Net cash provided by operating activities                           9,289                     8,778
                                                                            --------                  --------
Cash flows from investing activities:
      Purchase of inventory for lease to others                              (12,955)                  (18,538)
      Proceeds from sale leaseback transactions                                3,500                     2,000
      Purchase of property and equipment                                      (1,923)                     (389)
      Proceeds from sales of property and equipment                              663                     1,548
      Proceeds from sale of assets held for sale                                                           714
      Proceeds from note receivable, sale of subsidiary                                                  4,418
      Increase in intangible assets                                             (884)                     (821)
                                                                            --------                  --------
      Net cash used in investing activities                                  (11,599)                  (11,068)
                                                                            --------                  --------
Cash flows from financing activities:
      Proceeds from long-term debt and notes payable                          99,875                     4,823
      Debt issuance costs                                                     (6,938)
      Principal payments on notes payable and long-term debt                 (83,031)                   (4,360)
      Principal payments of deferred license fees                               (292)                     (268)
      Proceeds from capital lease transactions                                 2,000                     3,000
      Principal payments on capital leases                                    (1,482)
      Payment for capital leases                                                                        (1,017)
      Proceeds from issuance of common stock and warrants                      9,240                     1,261
      Notes receivable - stockholders                                                                      227
                                                                            --------                  --------
      Net cash provided by financing activities                               19,372                     3,666
                                                                            --------                  --------
Increase in cash and cash equivalents                                         17,062                     1,376
Cash and cash equivalents, beginning of period                                   462                        48
                                                                            --------                  --------
Cash and cash equivalents, end of period                                    $ 17,524                  $  1,424
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

4.   INVENTORIES

     Inventories at September 30, 2001 and December 31, 2000 consist of the following:

                                                  September 30,       December 31,
                                                      2001               2000
                                                      ----               ----
     Raw materials                                 $   13,184         $   13,308
     Finished goods                                    10,212              9,580
     Work-in-progress                                   3,258              6,296
                                                   ----------         ----------
          Subtotal                                     26,654             29,184
     Reserve for obsolete inventory                    (4,647)            (5,302)
                                                   ----------         ----------
          Total                                    $   22,007         $   23,882
                                                   ==========         ==========

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

     Business segment information for the three and nine months ended September 30, 2001 and 2000 consist of:

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                         -------------------------      --------------------------
              Business Unit Segments                         2001           2000            2001            2000
              ----------------------                         ----           ----            ----            ----
Revenues:
 Gaming operations                                          $12,142        $ 8,437        $ 33,074         $25,487
 Product sales:
   Signage and electronic components                         12,700         17,595          40,683          44,052
   Player tracking and information gathering                  1,070            837           3,122           3,946
   Gaming machines                                              766          1,379           2,896           3,037
                                                            -------        -------        --------         -------
                                                             14,536         19,811          46,701          51,035
                                                            -------        -------        --------         -------
     Total                                                  $26,678        $28,248        $ 79,775         $76,522
                                                            =======        =======        ========         =======
Gross profit:
 Gaming operations                                          $10,337        $ 7,071        $ 27,855         $21,681
 Product sales                                                5,090          7,342          17,028          19,935
                                                            -------        -------        --------         -------
     Total                                                  $15,427        $14,413        $ 44,883         $41,616
                                                            =======        =======        ========         =======
Operating income:
 Gaming operations                                          $ 5,120        $ 3,655        $ 14,021         $12,231
 Product sales                                                  796          3,286           3,911           8,339
 Corporate                                                   (2,928)        (3,075)         (8,488)         (9,257)
                                                            -------        -------        --------         -------
     Total                                                  $ 2,988        $ 3,866        $  9,444         $11,313
                                                            =======        =======        ========         =======

                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                         ---------------------      -----------------------
     Business Unit Segments               2001           2000          2001           2000
     ----------------------               ----           ----          ----           ----
Net income before tax:
     Gaming operations                   $3,980        $ 2,493      $ 11,256        $ 9,285
     Product sales                         (344)         1,600         1,508          4,027
     Corporate                           (2,158)        (2,886)       (9,167)        (9,378)
                                         ------        -------      --------        -------
          Total                          $1,478        $ 1,207      $  3,597        $ 3,934
                                         ======        =======      ========        =======
Depreciation and amortization:
     Gaming operations                   $2,059        $ 1,654      $  5,652        $ 4,399
     Product sales                          353            365         1,082          1,137
     Corporate                              888            799         2,483          2,383
                                         ------        -------      --------        -------
          Total                          $3,300        $ 2,818      $  9,217        $ 7,919
                                         ======        =======      ========        =======

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
                                     ========            ========            ========           ========


     The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and nine months ended September 30, 2001 and 2000 consist of:

                                           Three Months Ended                       Nine Months Ended
                                              September 30,                           September 30,
                                     --------------------------------      ----------------------------------
     Geographic Operations              2001                2000                2001                 2000
     ---------------------              ----                ----                ----                 ----
Revenues:
     North America                     $24,517             $25,760             $73,634             $70,200
     Australia / Asia                     (198)                (13)               (448)               (183)
     Europe / Africa                     1,292               2,095               4,337               5,355
     South America                       1,067                 406               2,252               1,150
                                     ---------           ---------           ---------           ---------
          Total                        $26,678             $28,248             $79,775             $76,522
                                     =========           =========           =========           =========
Gross profit:
     North America                     $14,587             $14,141             $42,510             $40,263
     Australia / Asia                     (198)                (13)               (448)               (183)
     Europe / Africa                       587                 169               1,855               1,093
     South America                         451                 116                 966                 443
                                     ---------           ---------           ---------           ---------
          Total                        $15,427             $14,413             $44,883             $41,616
                                     =========           =========           =========           =========
Operating income:
     North America                     $ 3,015             $ 4,198             $ 9,787             $11,746
     Australia / Asia                     (198)                (13)               (448)               (183)
     Europe / Africa                        52                (188)                 31                  54
     South America                         119                (131)                 74                (304)
                                     ---------           ---------           ---------           ---------
          Total                        $ 2,988             $ 3,866             $ 9,444             $11,313
                                     =========           =========           =========           =========

                                           Three Months Ended                       Nine Months Ended
                                              September 30,                           September 30,
                                     --------------------------------      ----------------------------------
     Geographic Operations              2001                2000                2001                 2000
     ---------------------              ----                ----                ----                 ----
Net income before tax:
     North America                      $  283             $ 1,997             $ 2,767             $ 4,841
     Australia / Asia                    1,136                 (13)                886                (183)
     Europe / Africa                       (44)               (507)               (115)               (297)
     South America                         103                (270)                 59                (427)
                                     ---------           ---------           ---------           ---------
          Total                         $1,478             $ 1,207             $ 3,597             $ 3,934
                                     =========           =========           =========           =========
Depreciation and amortization:
     North America                      $3,262             $ 2,766             $ 9,090             $ 7,744
     Australia / Asia
     Europe / Africa                        20                  36                  79                 125
     South America                          18                  16                  48                  50
                                     ---------           ---------           ---------           ---------
          Total                         $3,300             $ 2,818             $ 9,217             $ 7,919
                                     =========           =========           =========           =========

7.   COMMON STOCK

     During the nine months ended September 30, 2001 and 2000, the Company issued common stock as follows:

                                                             Nine Months Ended
                                                                September 30
                                                                ------------
                                                             2001          2000
                                                             ----          ----
      Common stock issuance:
      Stock options exercised                                  49            61
      Employee stock purchase plan                             89           168
      Issuance of stock through private placement           1,500
                                                            -----           ---
                                                            1,638           229
                                                            =====           ===


8.   RECENT ACCOUNTING STANDARDS

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

9.   GUARANTOR FINANCIAL STATEMENTS

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

                           MIKOHN GAMING CORPORATION
                    CONSOLIDATING CONDENSED BALANCE SHEETS

 (Amounts in thousands)                                                         September 30, 2001
                                                    --------------------------------------------------------------------------
                                                                 Guarantor       Non-Guarantor
                                                     Parent      Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                   ----------    ------------    -------------   ------------    ------------
ASSETS
Current Assets:
 Cash                                                $ 17,698         $  (569)          $  395      $       -       $  17,524
 Accounts receivable, net                              10,209           7,973            3,768                         21,950
 Inventories, net                                       7,787          12,382            1,838                         22,007
 Other current assets                                  10,850           5,038              292                         16,180
                                                     --------         -------           ------      ---------       ---------
     Total current assets                              46,544          24,824            6,293                         77,661

Property and equipment, net                            11,262          18,996            1,018                         31,276
Intangible assets                                      60,909           6,656                                          67,565
Investments in subsidiaries                            44,063                                         (44,111)            (48)
Other assets                                           13,569           2,262                                          15,831
                                                     --------         -------           ------      ---------       ---------
     Total assets                                    $176,347         $52,738           $7,311      $ (44,111)      $ 192,285
                                                     ========         =======           ======      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                  $ 16,351         $ 7,346           $3,406      $       -       $  27,103
Intercompany transactions                              (1,870)           (864)           2,734                              -
                                                     --------         -------           ------      ---------       ---------
     Total current liabilities                         14,481           6,482            6,140              -          27,103

Long-term debt                                         99,704           2,396                                         102,100
Other liabilities, long term                            4,613           1,320                                           5,933
Deferred tax liability -- noncurrent                   18,279                                                          18,279

Stockholders' equity                                   39,270          42,540            1,171        (44,111)         38,870
                                                     --------         -------           ------      ---------       ---------
Total liabilities and stockholders' equity           $176,347         $52,738           $7,311      $ (44,111)      $ 192,285
                                                     ========         =======           ======      =========       =========

                                                                                December 31, 2000
                                                     -----------------------------------------------------------------------
                                                                  Guarantor      Non-Guarantor
                                                      Parent      Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                                     --------     ------------   -------------    ------------  ------------
ASSETS
Current Assets:
 Cash                                                 $    540         $  (375)         $  297        $      -      $    462
 Accounts receivable, net                               10,831           8,102           2,262                        21,195
 Inventories, net                                       11,730          10,426           1,726                        23,882
 Other current assets                                   10,926           3,573             195                        14,694
                                                      --------         -------          ------        --------      --------
     Total current assets                               34,027          21,726           4,480               -        60,233

Property and equipment, net                             11,156          14,112             547                        25,815
Intangible assets                                       62,817           7,010               -                        69,827
Investments in subsidiaries                             35,655                                         (35,255)          400
Other assets                                             8,921           1,550               -                        10,471
                                                      --------         -------          ------        --------      --------
     Total assets                                     $152,576         $44,398          $5,027        $(35,255)     $166,746
                                                      ========         =======          ======        ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                   $ 14,986         $ 6,376          $1,894        $      -      $ 23,256
Intercompany transactions                               (2,603)            418           2,185                             -
                                                      --------         -------          ------        --------      --------
     Total current liabilities                          12,383           6,794           4,079               -        23,256

Long-term debt                                          83,127           1,806              16                        84,949
Other liabilities, long term                             9,582           1,475               -                        11,057
Deferred tax liability -- noncurrent                    18,279               -               -                        18,279

Stockholders' equity                                    29,205          34,323             932         (35,255)       29,205
                                                      --------         -------          ------        --------      --------
Total liabilities and stockholders' equity            $152,576         $44,398          $5,027        $(35,255)     $166,746
                                                      ========         =======          ======        ========      ========

                           MIKOHN GAMING CORPORATION
               CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS


(Amounts in thousands)                                         Three Months Ended September 30, 2001
                                            ----------------------------------------------------------------------------
                                                                              Non-
                                                          Guarantor        Guarantor
                                             Parent      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            --------     ------------     ------------     ------------     ------------
Revenues                                     $15,824          $17,249           $2,360          $(8,755)       $26,678
Cost of sales                                  7,552            7,899            1,322           (5,523)        11,250
Selling, general and administrative
     expenses                                  7,961            3,744              735                          12,440
                                             -------          -------            -----          -------        -------
     Operating income (loss)                     311            5,606              303           (3,232)         2,988

Equity in earnings of subsidiaries             2,477                                             (2,477)             -
Interest expense                              (2,709)            (106)             (56)                         (2,871)
Other income and (expense)                     1,399               17              (55)                          1,361
                                             -------          -------            -----          -------        -------
     Income (loss) before income taxes
          and extraordinary item               1,478            5,517              192           (5,709)         1,478

Income tax provision
                                             -------          -------            -----          -------        -------
     Income (loss) before extraordinary
           item                                1,478            5,517              192           (5,709)         1,478

Extraordinary item, net of income tax         (3,135)                                                           (3,135)
                                             -------          -------            -----          -------        -------

     Net income (loss)                       $(1,657)         $ 5,517           $  192          $(5,709)       $(1,657)
                                             =======          =======           ======          =======        =======

                                                               Three Months Ended September 30, 2000
                                            ----------------------------------------------------------------------------
                                                                              Non-
                                                           Guarantor        Guarantor
                                             Parent      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            ---------    -------------    -------------    ------------     ------------
Revenues                                     $16,121          $19,843           $2,501         $(10,217)       $28,248
Cost of sales                                  6,446           12,323            2,215           (7,143)        13,841
Selling, general and administrative
     expenses                                  7,335            2,602              604                          10,541
                                             -------          -------            -----         --------        -------
     Operating income (loss)                   2,340            4,918             (318)          (3,074)         3,866

Equity in earnings of subsidiaries               895                                               (895)             -
Interest expense                              (2,549)            (137)             (19)                         (2,705)
Other income and (expense)                        51              (15)              10                              46
                                             -------          -------            -----         --------        -------
     Income (loss) before income taxes
          and extraordinary item                 737            4,766             (327)          (3,969)         1,207

Income tax (provision) benefit                    43           (1,661)             116            1,075           (427)
                                             -------          -------            -----         --------        -------
     Income (loss) before extraordinary
          item                                   780            3,105             (211)          (2,894)           780

Extraordinary item, net of income tax
                                             -------          -------            -----         --------        -------

     Net income (loss)                       $   780          $ 3,105           $ (211)        $ (2,894)       $   780
                                             =======          =======           ======         ========        =======

                                                            Nine Months Ended September 30, 2001
                                            --------------------------------------------------------------------------
                                                                              Non-
                                                          Guarantor        Guarantor
                                             Parent      Subsidiaries     Subsidiaries     Eliminations   Consolidated
                                            --------     ------------     ------------     ------------   ------------
Revenues                                    $  44,925    $    51,622     $      6,589      $   (23,361)    $   79,775
Cost of sales                                  20,650         25,573            3,768          (15,099)        34,892
Selling, general and administrative
     expenses                                  22,865         10,152            2,422                          35,439
                                            ---------    -----------     ------------      -----------     ----------
     Operating income (loss)                    1,410         15,897              399           (8,262)         9,444

Equity in earnings of subsidiaries              7,965                                           (7,965)             -
Interest expense                               (7,370)          (220)            (159)                         (7,749)
Other income and (expense)                      1,592            312               (2)                          1,902
                                            ---------    -----------     ------------      -----------     ----------

     Income (loss) before income taxes
          and extraordinary item                3,597         15,989              238          (16,227)         3,597

Income tax provision
                                            ---------    -----------     ------------      -----------     ----------
     Income (loss) before extraordinary
           item                                 3,597         15,989              238          (16,227)         3,597

Extraordinary item, net of income tax          (3,135)                                                         (3,135)
                                            ---------    -----------     ------------      -----------     ----------

     Net income (loss)                      $     462    $    15,989     $        238      $   (16,227)    $      462
                                            =========    ===========     ============      ===========     ==========

                                                            Nine Months Ended September 30, 2000
                                            --------------------------------------------------------------------------
                                                                              Non-
                                                          Guarantor        Guarantor
                                             Parent      Subsidiaries     Subsidiaries     Eliminations   Consolidated
                                            --------     ------------     ------------     ------------   ------------
Revenues                                    $  48,448    $    49,195      $     6,505      $   (27,626)     $  76,522
Cost of sales                                  19,073         29,940            4,970          (19,069)        34,914
Selling, general and administrative
     expenses                                  22,001          6,509            1,785                          30,295
                                            ---------    -----------     ------------      -----------     ----------
    Operating income (loss)                     7,374         12,746             (250)          (8,557)        11,313

Equity in earnings of subsidiaries              2,502                                           (2,502)             -
Interest expense                               (7,374)          (233)             (56)                         (7,663)
Other income and (expense)                        264            (12)              32                             284
                                            ---------    -----------     ------------      -----------     ----------

     Income (loss) before income taxes
          and extraordinary item                2,766         12,501             (274)         (11,059)         3,934

Income tax provision (benefit)                   (150)        (4,188)             153            2,867         (1,318)
                                            ---------    -----------     ------------      -----------     ----------

     Income (loss) before extraordinary
          item                                  2,616          8,313             (121)          (8,192)         2,616

Extraordinary item, net of income tax
                                            ---------    -----------     ------------      -----------     ----------

     Net income (loss)                      $   2,616    $     8,313     $       (121)     $    (8,192)    $    2,616
                                            =========    ===========     ============      ===========     ==========

                           MIKOHN GAMING CORPORATION
                 CONSOLIDATING CONDENSED CASH FLOW STATEMENTS

                                                             For the Nine Months Ended September 30, 2001
                                                ----------------------------------------------------------------------
                                                                              Non-
                                                             Guarantor      Guarantor
                                                  Parent   Subsidiaries   Subsidiaries   Eliminations     Consolidated
                                                ---------  ------------   ------------   ------------     ------------
Net cash provided by operating activities       $    823       $  7,396         $1,070   $          -     $      9,289
                                                ---------  ------------   ------------   ------------     ------------

Cash flows from investing activities:
     Purchase of inventory for lease to others      (907)       (12,048)                                       (12,955)

     Proceeds from sale-leaseback transactions                    3,500                                          3,500

     Purchase of property and equipment             (956)          (402)          (565)                          (1,923)

     Proceeds from note receivable, sale of
          subsidiary
     Other investing activities                     (455)           235                                           (220)
                                                --------   ------------   ------------   ------------     ------------
Net cash used in investing activities             (2,318)        (8,715)          (565)                        (11,598)
                                                --------   ------------   ------------   ------------     ------------
Cash flows from financing activities:
     Proceeds from long-term debt                 99,639                           236                          99,875

     Debt issuance costs                          (6,938)                                                       (6,938)
     Principal payments on long-term debt        (82,396)                         (635)                        (83,031)

     Proceeds from issuance of
          common stock and warrants                9,240                                                         9,240
     Other financing activities                     (892)         1,125             (8)                            225
                                                --------   ------------   ------------   ------------     ------------
Net cash provided by financing activities         18,653          1,125           (407)                         19,371
                                                --------   ------------   ------------   ------------     ------------
Increase in cash and cash equivalents             17,158           (194)            98                          17,062

Cash and cash equivalents, beginning of period       540           (375)           297                             462
                                                --------   ------------   ------------   ------------     ------------
Cash and cash equivalents, end of period        $ 17,698       $   (569)        $  395   $          -     $     17,524
                                                ========   ============   ============   ============     ============

                                                             For the Nine Months Ended September 30, 2000
                                                ----------------------------------------------------------------------
                                                                              Non-
                                                             Guarantor     Guarantor
                                                 Parent    Subsidiaries   Subsidiaries   Eliminations     Consolidated
                                                ---------  -------------  -------------  ------------     ------------
Net cash provided by operating activities       $ (7,869)      $ 15,860         $  787   $          -     $      8,778
                                                ---------  -------------  -------------  ------------     ------------
Cash flows from investing activities:
     Purchase of inventory for lease to
        others                                                  (18,538)                                       (18,538)

     Proceeds from sale-leaseback transactions                    2,000                                          2,000

     Purchase of property and equipment             (189)          (124)           (76)                           (389)
     Proceeds from note receivable, sale of
        subsidiary                                 4,418                                                         4,418

     Other investing activities                    3,454         (2,013)                                         1,441
                                                ---------  -------------  -------------  ------------     ------------
Net cash used in investing activities              7,683        (18,675)           (76)                        (11,068)
                                                ---------  -------------  -------------  ------------     ------------

Cash flows from financing activities:

     Proceeds from long-term debt                  4,823                                                         4,823

     Debt issuance costs                                                                                             -

     Principal payments on long-term debt         (4,181)                         (179)                         (4,360)
     Proceeds from issuance of common
          stock and warrants                       1,261                                                         1,261

     Other financing activities                     (551)          2,506            (13)                         1,942
                                                ---------  -------------  -------------  ------------     ------------
Net cash provided by financing activities          1,352           2,506           (192)            -            3,666
                                                ---------  -------------  -------------  ------------     ------------
Increase in cash and cash equivalents              1,166            (309)           519                          1,376

Cash and cash equivalents, beginning of period      (189)           (311)           548                             48
                                                ---------  -------------  -------------  ------------     ------------
Cash and cash equivalents, end of period        $    977        $   (620)        $1,067  $          -     $      1,424
                                                ========   =============  =============  ============     ============

10. RESTATEMENT

    Subsequent to the issuance of the Company's consolidated financial statements for the nine months ended September 30, 2001, the Company determined that: (i) it had overaccrued revenue by $400 from 66 leased slot games delivered to a foreign governmental lottery for which only a portion of the games had been installed by the customer during the quarter ended September 30, 2001, resulting in an overstatement of income before extraordinary item per share and net income
(loss) per share of $0.04 and $0.03 for the nine months and three months ended September 30, 2001, respectively (ii) a $1,334 gain from the sale of a wide area progressive jackpot system and a 50% interest in the Company's Australian unit to TAB Ltd. should have been recorded during the three months ended September 30, 2001 since all conditions precedent to the sale had been accomplished, resulting in an understatement of income before extraordinary item per share and net income (loss) per share of $0.12 and $0.11 for the nine and three months ended September 30, 2001, respectively and (iii) in 2002, it reviewed transactions with revenue of $1,150 and gross profit of $656 recorded in the third quarter of 2001 and, after discussions with its auditor, the Company concluded that the preponderance of factors affecting revenue recognition favored classifying the transactions into the fourth quarter of 2001. This resulted in an overstatement of income before extraordinary item per share and net income (loss) per share of $0.06 and $0.05 for the nine months and three months ended September 30, 2001, respectively. The accompanying consolidated financial statements for the nine and three months ended September 30, 2001 have been restated as follows to include both items referred to above:


                                                 Nine Months Ended
                                                 September 30, 2001
                                                 ------------------
                                        As Previously
Statement of Operations Data:             Reported            As Restated
----------------------------              --------            -----------

  Revenues:
    Gaming operations                     $33,474                 $33,074
    Product Sales                          47,851                  46,701
         Total revenues                    81,325                  79,775

  Operating income:
    Gaming operations                      14,421                  14,021
     Product Sales                          4,567                   3,911
         Total operating income            10,500                   9,444

  Other income and expense                    568                   1,902

  Income before income tax provision        3,319                   3,597
  Income before extraordinary item          3,319                   3,597
  Net income                                  184                     462

  Income before extraordinary item
    per share                             $  0.29                 $  0.31
  Net income per share                       0.02                    0.04

                                                       Three Months Ended
                                                       September 30, 2001
                                                       ------------------
                                                As Previously
Statement of Operations Data:                      Reported         As Restated
-----------------------------                      --------         -----------

  Revenues:
   Gaming operations                               $ 12,542          $ 12,142
   Product Sales                                     15,686            14,536
         Total revenues                              28,228            26,678

  Operating income:
    Gaming operations                                 5,520             5,120
    Product Sales                                     1,452               796
         Total operating income                       4,044             2,988

  Other income and expense                               27             1,361

  Income before income tax provision                  1,200             1,478
  Income before extraordinary item                    1,200             1,478
  Net loss                                           (1,935)           (1,657)

  Income before extraordinary item
    per share                                      $   0.10          $   0.12
  Net loss per share                                  (0.16)            (0.14)

                                                       September 30, 2001
                                                       ------------------
                                                As Previously
Balance Sheet Data:                                Reported         As Restated
-------------------                                --------         -----------

  Current assets:
    Accounts receivable, net                       $ 22,593          $ 21,950
    Inventories, net                                 24,660            22,007
      Total current assets                           80,957            77,661

  Net assets of business transferred
    under contractual agreement                         558

      Total assets                                  196,139           192,285

  Current liabilities:
    Accrued and other liabilities                    10,094            10,194
      Total current liabilities                      26,486            27,103

  Deposit on net assets transferred
    under contractual agreement                       4,749
      Total liabilities                             157,547           152,898

  Stockholders' equity:
    Accumulated deficit                             (26,159)          (25,881)
      Total stockholders' equity                     38,592            38,870

      Total liabilities and
        stockholders' equity                        196,139           192,285

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 and 2000

REVENUES

                                                          Change
       Business Segment             2001        2000      Amount        %
       ----------------             ----        ----      ------        -

Revenues:
     Gaming operations            $33,074     $25,487     $ 7,587     29.8%
     Product sales                 46,701      51,035      (4,334)    -8.5%
                                  -------     -------     -------

          Total revenues          $79,775     $76,522     $ 3,253      4.3%
                                  =======     =======     =======

Percentage of total revenues:
     Gaming operations               41.4%       33.3%
     Product sales                   58.6%       66.7%
                                  -------     -------

          Total                     100.0%      100.0%
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

     Product sales revenues for the nine months ended September 30, 2001 were $46,701, a decrease of $4,334 or 8.5%, as compared to $51,035 of product sales revenues recorded during the nine months ended September 30, 2000. A reduction in the number of new casino openings or expansions in the 2001 period contributed to the decline in product sales. Various electronic and display product revenues declined approximately $3,350 during the nine months ended September 30, 2001 and systems revenues were approximately $863 less than the 2000 nine-month period.

OPERATING INCOME

                                                             Change
         Business Segment               2001       2000      Amount       %
         ----------------               ----       ----      ------       -

Operating income:
     Gaming operations                $14,021    $12,231    $ 1,790     14.6%
     Product sales                      3,911      8,339     (4,428)   -53.1%
                                      -------    -------    -------
          Segment operating income     17,932     20,570     (2,638)   -12.8%

     Corporate expenses                (8,488)    (9,257)       769      8.3%
                                      -------    -------    -------

          Total operating income      $ 9,444    $11,313    $(1,869)   -16.5%
                                      =======    =======    =======

Depreciation and amortization
 (included above):
     Gaming operations                $ 5,652    $ 4,399    $ 1,253     28.5%
     Product sales                      1,082      1,137        (55)     4.8%
                                      -------    -------    -------
          Segment depreciation and
            amortization                6,734      5,536      1,198     21.6%

     Corporate                          2,483      2,383        100      4.2%
                                      -------    -------    -------
          Total segment depreciation
            and amortization          $ 9,217    $ 7,919    $ 1,298     16.4%
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

    Product sales operating income for the nine months ended September 30, 2001 was $3,911, a decrease of $4,428 or 53%, from $8,339 for the nine months ended September 30, 2000. This decrease was principally the result of (i) the aforementioned decrease in revenues for the nine months ended September 30, 2001 of $4,334, (ii) a shift in the Company's product sales mix from higher margin casino system sales for the first nine months of 2000 to lower margin display products in the 2001 period and (iii) an increase in the provision for excess and slow moving inventories in the amount of $382.

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

EARNINGS PER SHARE

     Both basic and diluted earnings before extraordinary item per share for the nine months ended September 30, 2001 were $0.31 on basic and diluted weighted average common shares outstanding of 11,423 and 11,532, respectively. However, basic and diluted net earnings per share for the same period were $0.04 on basic and diluted weighted average common shares outstanding of 11,423 and 11,532, respectively. For the nine months ended September 30, 2000, both basic and diluted earnings per share were $0.24 on basic and diluted weighted average common shares outstanding of 10,939 and 11,077, respectively. Short-term operating results may be affected by, among other things, (i) the impact of international events on the general business levels in the gaming industry, (ii) the timing of regulatory approvals of our games, over which we have no control, and (iii) the implementation of certain game software upgrades.

Three Months Ended September 30, 2001 and 2000

REVENUES

                                                           Change
         Business Segment           2001        2000       Amount       %
         ----------------           ----        ----       ------       -

Revenues:
     Gaming operations            $12,142     $ 8,437     $ 3,705     43.9%
     Product sales                 14,536      19,811      (5,275)   -26.6%
                                  -------     -------     -------

          Total revenues          $26,678     $28,248     $(1,570)    -5.5%
                                  =======     =======     =======

Percentage of total revenues:
     Gaming operations               45.5%       29.9%
     Product sales                   54.5%       70.1%
                                  -------     -------

          Total                     100.0%      100.0%
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

    Product sales revenues for the three months ended September 30, 2001 were $14,536, a decrease of $5,275 or 27%, from the $19,811 in product sales revenues recorded for the three months ended September 30, 2000. This decrease was primarily the result of a significant exterior sign sale related to a new casino opening in the 2000 period which was not matched in the 2001 three-month period and a reduction of approximately $1,100 in interior signage and electronic display sales.

OPERATING INCOME

                                                             Change
         Business Segment                2001       2000     Amount        %
         ----------------                ----       ----     ------        -

Operating income:
     Gaming operations                 $ 5,120    $ 3,655    $ 1,465     40.1%
     Product sales                         796      3,286     (2,490)   -75.8%
                                       -------    -------    -------
          Segment operating income       5,916      6,941     (1,025)   -14.8%

     Corporate expenses                 (2,928)    (3,075)       147      4.8%
                                       -------    -------    -------

          Total operating income       $ 2,988    $ 3,866    $  (878)   -22.7%
                                       =======    =======    =======

Depreciation and amortization
 (included above):
     Gaming operations                 $ 2,059    $ 1,654    $   405     24.5%
     Product sales                         353        365        (12)    -3.3%
                                       -------    -------    -------
          Segment depreciation and
            amortization                 2,412      2,019        393     19.5%

     Corporate                             888        799         89     11.1%
                                       -------    -------    -------
          Total segment depreciation
            and amortization           $ 3,300    $ 2,818    $   482     17.1%
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

     Product sales operating income for the three months ended September 30, 2001 was $796, a decrease of $2,490 or 76%, from $3,286 in the similar 2000 quarter. This decrease was principally the result of (i) the aforementioned decrease in sales of $5,275, (ii) a shift in the Company's product sales mix from higher margin casino system sales to lower margin display products in the 2001 period and (iii) an increase in the provision for excess and slow moving inventories in the amount of $176 due to recent economic conditions.

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

EARNINGS (LOSS) PER SHARE

       Both basic and diluted income before extraordinary item per share for the three months ended September 30, 2001 was $0.12 on weighted average common shares outstanding of 12,072. However, net loss per share for the three months ended September 30, 2001 was $0.14 on weighted average common shares outstanding of 12,072. For the three months ended September 30, 2000, both basic and diluted earnings per share were $0.07 on basic and diluted weighted average common shares outstanding of 11,021 and 11,178, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       For the nine months ended September 30, 2001, the Company had net income of $462 (income before extraordinary item in the amount of $3,597 and extraordinary loss from the early extinguishment of debt in the amount of $3,135) as compared to net income of $2,616 for the nine months ended September 30, 2000.

       Cash provided by operating activities was $9,289 for the nine months ended September 30, 2001. The significant items which provided net cash from operating activities were net income of $462 increased by non-cash charges for an extraordinary loss on early extinguishment of debt, depreciation, amortization and valuation allowances in the amount of $14,163 offset in part, by the gain on TAB stock sale and system agreement of $1,334. Other significant changes in operating assets or liabilities were increases in accounts receivable, inventories, prepaid expenses and other assets of $5,936 partially offset by a net increase in accounts payable, accrued liabilities and customer deposits of $2,849.

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



                                          MIKOHN GAMING CORPORATION, Registrant



                                              BY:   /s/       Donald W. Stevens
                                                    ---------------------------
                                              Donald W. Stevens, Executive Vice
                                                President, Treasurer, Principal
                                                              Financial Officer
Dated:  April 1, 2002