Form 10-K
period 2001-12-31
MIKOHN GAMING CORP
filed 2002-04-16
CIK 912241

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

 X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934 for the fiscal year ended December 31, 2001 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
filing requirement for the past 90 days.  Yes  X    No____
                                             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. X
               -----

     The number of shares of common stock outstanding as of March 20, 2002, was 12,798,558. The market value of the common stock held by nonaffiliates of the Registrant as of March 20, 2002, was approximately $55,905,755. The market value was computed by reference to the closing sales price of $5.990 per share of common stock on the NASDAQ National Market System as of March 20, 2002.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Part III hereof incorporates by reference portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2002 (to be filed with the Securities and Exchange Commission within 120 days after December 31,
2001).

                               CAUTIONARY NOTICE

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

     All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. Factors such as competition, customer dissatisfaction, failure to gain new product acceptance, software problems, internet gaming legalization, our maintaining licenses for branded games, our relationship with TAB, Ltd., our dependence on Sigma Game Inc., our operating history, our high leverage and accompanying debt service obligations, onerous taxation and other adverse government action (including, without limitation, with respect to gaming regulations and our gaming licenses and product approvals), unusual risks attending foreign transactions, general deterioration in economic conditions, effects of the September 11 terrorist acts, terrorism in general and governmental response thereto, and regulatory actions relating to our use of Arthur Andersen LLP as our auditors may cause results to differ materially from any that are projected.

     Forward-looking statements speak only as of the date they are made. Readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and are urged to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See particularly our reports on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K filed from time to time with the Securities and Exchange Commission

                           MIKOHN GAMING CORPORATION
                       ANNUAL REPORT ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 2001

                                        TABLE OF CONTENTS
                                             PART I
Item 1.         Business                                                                        2
Item 2.         Properties                                                                     19
Item 3.         Legal Proceedings.                                                             20
Item 4.         Submission of Matters to a Vote of Security Holders                            20

                                             PART II
Item 5.         Market for Registrant's Common Stock and Related Security Holder Matters       21
Item 6.         Selected Financial Data                                                        22
Item 7.         Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                              23
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                     35
Item 8.         Consolidated Financial Statements and Supplementary Data                       36
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial      82
                    Disclosure

                                            PART III
Item 10.        Directors and Executive Officers of the Registrant                             82
Item 11.        Executive Compensation                                                         82
Item 12.        Security Ownership of Certain Beneficial Owners and Management                 82
Item 13.        Certain Relationships and Related Transactions                                 82

                                             PART IV
Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                82

                                    PART I


Item 1.    Business

Operations

     Our worldwide operations are concentrated in two principal business segments: gaming operations and product sales. Our gaming operations segment includes proprietary branded and unbranded slot machines and table games, including our Yahtzee(R), Battleship(R) and Ripley's Believe It or Not!(R) series of slot machines and our Caribbean Stud(R) table game. Our product sales segment includes signage, progressive jackpot systems, and player tracking and accounting systems for slot machines and table games. Set forth below is a description of each of our two principal business segments.

     Gaming Operations Segment

     We established our gaming operations business unit to develop, acquire, manufacture and distribute proprietary games, and these have become increasingly important to our business. We have given increased attention to gaming operations because of the high recurring revenues and profit margin potential for this business line. We own or license from third parties the rights to several categories of proprietary games, which we place in casinos under lease arrangements. These leases provide for either fixed rental payments or participation in the game's operating results. Sales of proprietary games are reflected in the reported results of our product sales business segment while revenues derived from leases are included in the results of our gaming operations business segment. Reported revenues relating to our branded games are net of royalties. Set forth below are descriptions of some of our significant proprietary slot machines and table games that are placed under lease arrangements.

     Slot Operations. Our slot operations include such products as our Yahtzee(R), Battleship(R), Ripley's Believe It or Not!(R) and MoneyTime(TM) slot machines.

     Branded Slot Games. Under an exclusive license from Hasbro, Inc., we developed a series of casino slot games based on Yahtzee(R), a well-known dice game. In 2000, we introduced a slot game based on Battleship(R), another well-known game that we also license from Hasbro, Inc. Our Yahtzee(R) and Battleship(R) games were each named among the top 20 most innovative products in 2000 and 2001 by the Casino Journal Publishing Group.

     Introduced to Nevada casinos in the late summer of 1999, the first two versions of our Yahtzee(R) slot game were spinning reel slots topped with oversized mechanical dice, to be rolled by a player to provide a bonus opportunity. In December 1999, we introduced our Yahtzee(R) video game, a five-reel, 45-coin, nine-line video game. Special features include an interactive, animated second screen and a random scatter-pay bonus, both presenting three-dimensional dice characters. We selected the Dallas series video platform from Sigma Game, featuring technology providing superior graphic and audio capabilities.

     In the fourth quarter of 2000, we introduced our Battleship(R) All Aboard(TM) video game. The Battleship(R) slot game is interactive containing both strategy and skill elements. The game was developed in the nine-line five-reel video slot format with a maximum play of up to 90 coins. In addition to the base game, players have the opportunity to test their skill, as well as win more money, with three special bonus games. One object of the bonus games is to destroy an enemy fleet of four ships of various sizes concealed within an ocean grid in eight shots or less, similar to that of the traditional board game.

     In the second quarter of 2001, we released the Yahtzee(R) Mystery Winner(TM) game, another version of video Yahtzee(R), which couples the familiar name of Yahtzee(R) with a mystery theme and three bonus features. Yahtzee(R) Mystery Winner(TM) video slot is a five-reel, nine-line, 90-coin maximum-bet game. Like the original Yahtzee(R) slot game, it has the bonus play of allowing players to play a Yahtzee(R) hand versus a general paytable.

     In the second quarter of 2001 we launched our Ripley's Believe It or Not!(R) Adventures in Trivia(TM) video slot game as the first trivia-based slot game. This five-reel, nine-line, 90-coin maximum-bet game, the first within our Think Big(TM) series, incorporates scores of human-interest questions. Players win based on the accuracy of their responses. Players win more if they are right, but win something even if they are wrong.

     In June 2000, we entered into an exclusive, worldwide licensing agreement with Hasbro, Inc. to develop a slot version of Hasbro's Clue(R) board game. The Clue(R) Winning Solution(TM) video slot game, the second release within our Think Big(TM) series, is scheduled for release in the second quarter of 2002. The Clue(R) slot game is based on the classic "whodunit" as players compete to find out who contributed to the demise of the unfortunate Mr. Boddy. With six characters, six weapons and nine rooms, there are a potential 324 different combinations. Three main bonuses exist. The primary "Winning Solution" bonus utilizes the home-game theme of identifying Who, What and Where for the untimely demise of Mr. Boddy. Additionally, when the player successfully completes the "Winning Solution" bonus, he or she advances to the "Inheritance" bonus in which Mr. Boddy's inheritance is collected for solving the crime. A secondary "Card Caper" bonus utilizes the selection of cards in a multi-stage game with secret passages. A third Mystery Trivia bonus adapts mystery/detective questions to the knowledge-based casino format.

     In September 2000, we entered into a licensing agreement with Hasbro, Inc. to develop a slot version of the best selling trivia game, Trivial Pursuit(R). The Trivial Pursuit(R) slot will utilize a multi-coin, multi-line video platform featuring bonus rounds that features the famous Trivial Pursuit(R) question database. Similar to the home board game version of Trivial Pursuit(R) a player will have the ability to select his or her favorite question category on some bonus rounds. We plan to introduce the Trivial Pursuit(R) slot in the second half of 2002.

     Since our founding, we have been a market leader in progressive slot machine technology as an equipment supplier to casinos and other slot game manufacturers. We currently are developing a wide area progressive system which we will operate, linking slots with a progressive jackpot feature between casinos. We are developing a wide area progressive game named Wink's Survey of America with television game show host Wink Martindale, as emcee. This game offering will be on a video multi-game, multi-line platform. We intend to introduce this wide area progressive system game during the first quarter of 2003.

     Mikohn Branded Slot Games. To date, our primary Mikohn branded slot game has been MoneyTime(TM). We also have a pachinko-style slot game under development through a joint product development and profit-sharing agreement with Anchor Gaming, a subsidiary of International Game Technology, Inc.

     MoneyTime(TM), developed in 1997, is a slot game. It uses bonusing to initiate, extend and increase play. Typically, 40 slot machines are configured in a carousel with extensive overhead thematic signage manufactured by us promoting the MoneyTime(TM) game. Each slot machine is linked into a progressive jackpot system. When the progressive pool generated reaches a randomly determined level within a specified range, the system triggers a bonus mode in which multiple players are awarded portions of the jackpot in rapid succession. On March 27, 2001, we received an adverse decision in the patent infringement action brought against us by Acres Gaming alleging that our MoneyTime(TM) game infringed four patents issued to Acres Gaming. The jury returned a verdict against the Company on two of the four patents and awarded damages of $1.5 million to Acres Gaming. After initially appealing the verdict, we settled the case in December 2001. The damage award was paid and we received a license to use the Acres patents. The $1.5 million damage award was expensed in the fourth quarter of 2000. See "Business--Legal Proceedings."

     On December 31, 2001, we had 2,679 third-party branded slot games on lease and 415 Mikohn- branded games compared to 2,009 and 477, respectively for the year ended December 31, 2000. Total slot lease revenues were approximately $27.5 million for 2001.

  Table Games. We embarked on a strategy of creating a variety of specialty table games for casinos. We were the first company in the industry to introduce table games featuring licensed board game brands through our exclusive license agreements with Hasbro, Inc. We licensed the Monopoly(R) brand name for table games from Hasbro, Inc. and we introduced poker and blackjack table games featuring elements from the popular Monopoly(R) board game. We also licensed the Clue(R) and Yahtzee(R) brands from Hasbro, Inc for use on table games.

  It is our experience that new table game concepts take considerably longer to be accepted in the market than new slot game concepts. This is due in part to the high training costs experienced by casino operators which makes them more reluctant to try new table games. In addition, we find that table game players tend to have one or two favorite games and are slow to try new concepts. It therefore takes longer to develop a base of players that favor any new table game product. However, once a loyal player base is established, we believe that table games enjoy a longevity significantly greater than that of new slot games.

  We place table games directly with casino operators for a monthly fee at a fixed rate per table. Most of the agreements with the casinos are for three-year terms with a 30-day early cancellation clause. As of December 31, 2001, we had 1,134 revenue-producing table games installed that produced more than $16.5 million in lease revenues for the year 2001. Set forth below are descriptions of some of our proprietary table games that are placed under lease arrangements.

  Caribbean Stud(R) is the most popular proprietary table game in the world. As of December 31, 2001, approximately 900 of our Caribbean Stud(R) tables were in service worldwide, in more than 370 casinos in 38 jurisdictions. Caribbean Stud(R) table games have been available in casinos since 1988.

  Caribbean Draw Poker(TM) is a variation of Caribbean Stud(R) in which players are allowed to turn in and draw up to two cards on their original five-card stud hand.

  Tre' Card Stud(TM) is a three-card variation of Caribbean Stud(R). The game is approved in California, Indiana, Michigan, Mississippi, Missouri and Nevada.

  Wild Aruba Stud(TM) is a variation of five-card stud poker. The game is approved in California, Connecticut, Iowa, Michigan, Mississippi and Nevada.

  Progressive Blackjack(TM) is played as a standard blackjack game with an optional progressive side-bet feature. Players receive jackpot payments determined by a payout formula based on certain card combinations. Casinos typically benefit from the game because of the additional volume and win generated by increased play.

  Progressive Jackpot Pai Gow(TM) Poker is played as a standard pai gow poker game with an optional progressive side-bet feature. Players receive progressive jackpot payments determined by a payout schedule based on certain winning card combinations. The game is approved in Indiana, Mississippi and Nevada and is pending approval in New Jersey and other major jurisdictions.

  Progressive Bad Beat Stud Poker(TM) is approved in Mississippi and is pending approvals from other major jurisdictions.

  Monopoly(R) Blackjack(TM) is a standard blackjack game with an optional side-bet wager and payouts that are based on certain card combinations. When players win, they can take a fixed payout or go to the Monopoly(R) board to try to improve their winnings. The game is currently in play in Nevada, California and Russia and has been submitted to several other major jurisdictions.

  Monopoly(R) Poker Edition(TM) (Basic) is currently in play in Mississippi and has been submitted to several other major jurisdictions.

  Product Sales Segment

  We have been marketing gaming products around the world since 1987. Our gaming products are found in almost every major gaming jurisdiction and include:

  . interior casino signage;
  . exterior signage;
  . electronic components used in progressive jackpot systems;
  . player tracking and information gathering and control systems and . special order, oversized and other slot machines for sale.

  Interior Casino Signage. We are known throughout the industry as an innovator of high-impact signage particularly designed for the gaming industry. Our product design capabilities, manufacturing capacity and worldwide distribution network make us the industry leader in interior casino signage. We design and manufacture interior signage and displays that are marketed and sold either as stand-alone signs or in combination with progressive jackpot systems.

  Interior casino signage differs in many respects from other forms of signage. Casino signage typically features intricately detailed artwork, is constructed in a wide variety of unusual shapes, is finished and detailed with more expensive and delicate materials than other types of signage and often is covered by an artistic finish such as polished aluminum or acrylic laminate. Digital laser printers are used to produce sign faces which are then laminated, mounted on plexiglass and assembled onto the finished sign. The electrical components of the signs include fluorescent or incandescent backlighting and a wide-range of artistic lighting, including neon tubes, star-tubes, flashing incandescent lighting and fiber-optics.

  Interior signage is used extensively in connection with the "theming" of interiors and the differentiation and identification of facilities. Custom processes enable us to conform signs to a casino's existing theme or to create distinctive themes for particular areas in a casino. Sales and design personnel work closely with the customer in the development of the design plans. Installations by Mikohn may be seen in mega-casinos such as the Bellagio, Mandalay Bay Resort, Aladdin, Paris and Venetian in Las Vegas, NV, and are also found in numerous other casinos in both domestic and foreign gaming jurisdictions.

  The average construction period for an interior signage project is approximately three to eight weeks. The costs of interior signage projects vary widely, but most fall within a range of $50,000 to $2.0 million. We typically require a 50% down payment before commencing manufacturing, with an additional 25% due at shipping and the balance due upon 30 days after installation. While our interior signage is commonly incorporated into large projects, remodeling and small projects continue to stimulate demand.

  Demand for interior signage has also been stimulated by the popularity and growth of progressive jackpots throughout the gaming industry. These often incorporate our interior signage into sophisticated merchandising programs. We believe we sell more casino interior signage worldwide than any other manufacturer.

  Exterior Signage. We also design, manufacture, install and maintain exterior signage. These projects can vary from themed directional signage to multi-story, double-faced pylon signage such as the two exterior signs at the Bellagio in Las Vegas, NV. We have targeted the gaming industry for our exterior lighting and signage products and have supplied signs or lighting systems to major casinos in the U.S. and to a number of international customers.

  We have successfully developed MikohnVision(R), using light emitting diodes, or LED systems, that enable us to produce spectacular displays on huge outdoor screens in up to 16.7 million colors. We have patents to protect various features unique to the MikohnVision(R) system. MikohnVision(R) makes it possible to offer real-time graphics, animation, text and video clips; to display photos, logos, video and real-time images; and to create instant, spectacular animations and messages at adjustable speeds.

  The exterior signage business is much more competitive and therefore has a lower margin than interior signage. The sales price of exterior signage varies widely, although most contracts fall within a range of $200,000 to $2.0 million. Typically, we receive payments during the course of design, manufacture and installation. During the fourth quarter of 2001, we decided to discontinue our older non-LED version of MikohnVision(R) and recorded inventory reserve charges of $800,000.

  Progressive Jackpot Systems. A progressive jackpot system monitors play on one or more slot machines or table games and accumulates, in real-time, a predetermined percentage of each coin bet to create a jackpot. This jackpot increases continuously until won by a player. The system then can be reset automatically to accumulate and present subsequent jackpots. Progressive jackpot systems can serve a single machine or can be electronically linked with a number of slot machines to generate a collective jackpot. Progressive jackpot systems create larger jackpots to contribute added excitement to the game and to provide an incentive for players to play the maximum number of coins. Our table game progressive system is not offered for sale to casinos but is available only under lease or licensing arrangements .

  Our progressive jackpot and bonusing systems typically are comprised of three components: controllers, a color display of LEDs and software. The controllers draw data from the linked slot machines and continuously update the amount of the progressive jackpot from a number of games. This information is transmitted in real-time to the electronic displays in and around carousels of participating machines, accompanied by graphics, animation and sound effects. The software enables the casino operator to program the controllers and displays and to set various game options. The electronic displays capture and maintain a player's interest by continuously showing, on a real-time basis, the current amount of the progressive jackpot and by going into a "celebration" mode when a jackpot is hit.

  Although controllers, displays and software are all included in every Mikohn progressive jackpot system, controllers and displays also are sold separately to slot machine manufacturers and casino operators. The software used to program the displays and controllers and monitor the systems and machine usage is proprietary, thereby inhibiting the operator from substituting components made by other manufacturers. Our progressive jackpot systems can be connected into multi-site progressive links among a number of casinos. The operator of the gaming machine is responsible for payouts of all jackpots.

  Controllers. Our proprietary controllers are designed to be compatible with the gaming equipment made by the major slot machine manufacturers, including Aristocrat, Atronic, Alliance Gaming, Novomatic Industries, Sigma Game, Universal de Desarrollos Electroonicos, S.A. (known as UNIDESA), WMS Industries and the industry giant, International Game Technology. Our controllers are licensed in almost every major gaming jurisdiction. We have the largest installed base of controllers in the industry. The sale of our controllers for a progressive jackpot system is frequently accompanied by the sale of our electronic displays promoting the system.

  Electronic Displays. We manufacture displays in a wide variety of sizes and designs to accommodate the technical, aesthetic and price requirements of our casino customers. Our electronic displays are installed with slot machines manufactured by Alliance Gaming, Aristocrat, International Game Technology, Novomatic Industries, Sigma Game, UNIDESA and WMS Industries. Our displays are found in casinos throughout the world. We produce alphanumeric and graphic electronic displays for use in real-time applications with all major brands and models of slot machines. Our displays primarily use LEDs which can be turned on and off approximately 100 times per second and can be programmed to display information in a wide variety of formats, including flashing, panning from side-to-side, odometer, pulsating, scrolling up or down, painting (each character is formed from the top down), morphing and dancing colors (each character alternates color). LEDs also can utilize foreground or background color, user-selectable and downloadable font and text justification. Cells of LEDs may be combined to display characters and graphics in a variety of sizes ranging from small to very large. We supply displays to casinos and gaming equipment manufacturers including International Game Technology for their wide-area progressive systems.

  In addition to our proprietary line of LED displays, we offer casinos the ability to attract players using the latest in high-resolution plasma displays. Utilizing our PC-based PlasmaPack(TM) controller, casinos can run real-time applications such as bonusing and progressives on large, high-resolution plasma displays. The latest addition to our electronic display line is the Rainbow Display(TM). The addition of blue LED technology to the display opens up vast opportunities for merchandising applications. The advanced LED technology provides a much brighter look than a plasma screen and assists in generating a very colorful presentation that helps sell games. These displays are available in a variety of sizes and are proving to be a great addition to the casino floor with their unparalleled color and brilliance.

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

  Our SuperLink(R) software package supplies a comprehensive, multi-faceted system for managing a progressive jackpot network from a central location. The SuperLink(R) system consists of Mikohn bonus and/or standard progressive controllers, a Mikohn smart interface board for each machine and a PC-hosted monitoring system. The system PC provides reports and statistics for bonus game play and features screens for configuration and set-up. It also links the interface packages of electronic displays, controllers and software into one total integrated package, permitting centralized control and facilitating the operation, programming and monitoring of progressive jackpots and bonuses. As a result, we believe that the SuperLink(R) system enables casino operators to manage their slot machines with greater efficiency, which can increase productivity, enhance security and reduce costs. Moreover, the SuperLink(R) system, with its built-in flexibility, is a system that will enhance both existing and new slot machines with new progressive, bonusing and merchandising features, including our MoneyTime(TM), Mystery Jackpot(TM) and Bonus Jackpot(TM) systems.

  Bonusing Systems. A bonusing system provides a cash bonus which can be random or preset separate from the normal payout for a winning combination. While bonus amounts are typically lower than the top pay of the game, the frequency is high, providing a valuable merchandising tool for stimulating, extending and increasing the rate of play.

  Bonus Jackpot(TM) provides a random cash bonus along with the normal payout for a winning combination. Any or all of eight progressive pay levels may be selected as the bonus level, and up to eight random bonuses can be set for each selected level.

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

  Accessories. We also supply a number of accessory products that allow the casino customer to operate a wider variety of progressive games, provide promotional messages, animated and graphic displays, and generate additional statistical and operating information from the slot machines linked to progressive jackpot systems. Available accessories also include devices to boost electrical outputs to a large number of displays, cable and fiber-optic connectors, devices to trigger visual or aural signals when a progressive jackpot is hit, and circuitry for the display of progressive jackpot amounts on the screens of video slot machines.

  Keno. Under a licensing agreement with XpertX, Inc., we hold the exclusive worldwide distribution rights (outside Nevada) to the XpertX(TM) keno system. Key features of this keno system include: player tracking (player account information, player trip history, play and win amounts and buy-in limits); reporting (customized audit/management reports and inter-property progressive capabilities); display functions (in-room television keno display and advertising options); and built-in diagnostic software and disc mirroring features.

  CasinoLink(R). Our CasinoLink(R) system is an integrated management system for the gaming enterprise. Operating on a Microsoft Windows NT(R) /2000 / SQL Server(R) platform, CasinoLink(R) provides its users with robust, highly scalable applications for accounting and auditing, administration and security, jackpot management and player marketing. CasinoLink(R) is exceptionally well suited to fulfill the requirements of large, geographically dispersed casino operators who require multi-site capability.

  The CasinoLink(R) system is installed throughout the gaming operations of more than 20 casino operators worldwide. CasinoLink(R) is utilized domestically by single-site operators in California and Oregon and a multi-site operator in Nevada. We hold the dominant share of the gaming system market in Canada, with installations in the multi-site, provincial lottery corporations of Alberta, British Columbia, Ontario and Saskatchewan. The European market is home to single-site installations in Finland, Greece and Italy as well as to multi-site installations in the Netherlands, Estonia, Lithuania, Russia, the Slovak Republic, Slovenia and Sweden.

  In November of 1999, we entered into an agreement with TAB, Ltd. of Sydney, Australia to serve as its exclusive provider of progressive jackpot management software. See Note 1--Description of Business and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. This system is currently being installed in the private club market in New South Wales, Australia by TAB, Ltd.

  TableLink(R). We also develop and market automated data collection systems for player tracking and accounting for table games. These products include our patented TableLink(R) technology.

  In 1995, we acquired the worldwide rights to develop, manufacture, market and distribute the technology incorporated in our TableLink(R) system, a player tracking and data collection system for table games. This system enables the casino to recognize and reward players, and enhances game security. Our TableLink(R) system employs:

  . special casino chips that are embedded with computer microchips which transmit encrypted radio frequency signals;
  .  sensors at each player position at the table;
  .  player identification card readers;
  . optical readers that read playing cards as they are dealt for card game applications and
  .  touch-screen computer displays at the gaming table or pit stand.

  Information is compiled by patented instruments and computer and sensor technology, which electronically track all bets in real-time as the chips are placed, producing a record of each game. In addition to providing player tracking, chip tracking and game tracking, the technology can be used to integrate a progressive jackpot system with other table games to stimulate player excitement and improve revenue production. The TableLink(R) system provides casino operators with real-time accounting of the play of each table game player. Improved accuracy and player-initiated ratings not only are very useful to the casino in identifying and directing complimentary benefits to the customer, but improve customer loyalty. It also redirects supervisor time from administrative to customer-relationship tasks.

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

  In April 1998, we signed a master development and purchase agreement with Harrah's Operating Company, Inc. to complete the development of the TableLink(R) system and install the product in Harrah's casinos. Harrah's conducted a limited test of TableLink(R) PT at its Tunica Mississippi casino but has not yet ordered the TableLink(R) system for any additional properties.

  In June 1999, we licensed TableLink(R) to the Mandalay Resort Group for use in their MotorCity Casino in Detroit, MI, on all of its tables. TableLink(R) has been in continuous operation since December 1999, where it is used to provide accurate marketing information about table game players. TableLink(R) also serves to differentiate MotorCity from its nearby competitors by allowing customers to initiate their own rating sessions directly at the table by inserting their patron cards into the card readers in the rail.

  We are currently focused on establishing additional customers for TableLink(R) PT and CT. If we are successful in adding more casinos to our TableLink(R) customer base, we believe we will be able to demonstrate the competitive advantage the system provides in the casino pit, and that broad market acceptance will follow.

  Oversized Slot Machines. We hold an exclusive license from International Game Technology to manufacture and distribute oversized and giant slot machines known as Mini-Bertha(TM) and Colossus(TM), respectively. These oversized and giant slot machines come in electronic video and slot-reel formats, feature many of International Game Technology's popular games and can be linked within a casino on a progressive network. Because of their size they provide greater visual appeal and variety, and management believes that they generate greater win per machine for the casino than conventional slot machines. The machines are available for sale, lease or license; International Game Technology receives a license fee based upon the income derived from the machines that are placed. Lease income from these machines is reported in our gaming operations segment, while income from sales is reported in our product sales segment. The revenues relating to these machines as reported in our financial statements are net of license fees paid to International Game Technology.


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

  Gaming Operations Competition

  Slot Operations. The success of many of the recent video-based games and the popularity of many of the themed game introductions are dictating the types of games being developed. The current competitive environment is placing increasing demands on equipment makers, requiring a strong pipeline of new games and the ability to secure rights to popular brand names and other entertainment-oriented content suitable for adaptation for casino games. Future growth opportunities in the gaming equipment industry will result not only from a strong pipeline of well-defined branded games, but also from new product developments and technological advancements.

  Our proprietary slot games business segment faces two types of competition, direct and indirect. Manufacturers that sell standard slot machines to casino operators indirectly compete with us for casino floor space and market share. Our major indirect competitors are Alliance Gaming, Aristocrat, Atronic, International Game Technology, Sigma Game, Konami Gaming Corp. and WMS Industries.

  Manufacturers that offer proprietary games to casino operators on a lease or participation basis compete directly with us. Direct competitors typically offer specialty, niche or novelty games. In some cases they offer casino customers the right to purchase specialty games at premium prices or at a lower price with ongoing license fees. Our direct competitors in this proprietary lease or participation market are AC Coin & Slot Company, Alliance Gaming, Aristocrat, International Game Technology, Shuffle Master and WMS Industries.

  Table Games. In the proprietary table game market, we are a leading designer, manufacturer and distributor of progressive jackpot table games, and we believe our patents significantly limit the ability of competitors to offer table games with progressive or electronically enhanced side-bet features. The only significant competitors in proprietary table games are Shuffle Master, which markets the Let It Ride(TM) and Three Card Poker(TM) games and BET Technology, Inc., which markets Fortune Pai Gow Poker and Royal Match Blackjack. Our patented side-bet progressive jackpot feature, which was developed for Caribbean Stud(R), has been successfully adapted for Progressive Jackpot Pai Gow Poker, Caribbean Draw Poker(R) and Progressive Blackjack(TM), and is adaptable for other games. Through its deployment, we can convert industry-standard table games which are in the public domain to proprietary games capable of producing for us a recurring revenue stream. We believe that this proprietary feature provides us with a competitive advantage by facilitating our ability to introduce new table games.

  Product Sales Competition

  Signs. We believe that we are the leading worldwide manufacturer of interior casino signs and the dominant competitor in this specialized market. We are recognized as the industry leader in technology integration, artistic concepts, library of designs, design staff, distribution network and structural design, all of which are essential to the production of the complex thematic signage found in new mega-casinos. These factors, in the aggregate, create significant obstacles to entry by new competitors. Competitors in the interior sign business include AC Coin & Slot Company, Aristocrat, B&D Signs, DID Signs, Egads and Young Electric Sign Company.

  Other Gaming Products. In the electronics, bonusing and control systems market, we believe that our components for progressive jackpot systems have the highest market share and name recognition in the industry. The primary competitors for our progressive jackpot system components are Aristocrat, Paltronics and Acres Gaming. On March 27, 2001, we received an adverse decision in the patent infringement action brought against us by Acres Gaming alleging that our MoneyTime(TM) game infringed four patents issued to Acres Gaming. The jury returned a verdict against the Company finding two of the four patents infringed and awarded damages of $1.5 million to Acres Gaming. In the fourth quarter of 2001 we settled this case by agreeing to pay the $1.5 million damage award and receiving a license to use the Acres patents in return for payment of an ongoing royalty. See "Business--Legal Proceedings."

  We may in the future face additional competition from other component manufacturers. For example, International Game Technology currently uses the controllers and software it manufactures solely in connection with its own proprietary slot machines. However, International Game Technology may in the future commence sales of these components to other slot machine manufacturers and casino operators. In the placement of progressive jackpot bonusing systems, we compete with Acres Gaming and the major slot machine manufacturers who have developed their own proprietary gaming products that incorporate progressive jackpot bonusing systems into their games.

  Our CasinoLink(R) system competes against systems from Acres Gaming, Alliance Gaming, Monaco Information Systems Group, Aristocrat, and International Game Technology. This market is highly competitive. Pricing, product features and functions, accuracy and reliability are key factors in determining a provider's success in selling its system. Because of the high initial costs of installing a computerized monitoring system, customers for such systems generally do not change suppliers once they have installed such a system. Mikohn has been successful primarily in foreign jurisdictions and has been the dominant supplier to customers who desire to monitor geographically dispersed casinos from a centralized control facility.

  TableLink(R) systems automatically capture and record exact wagering information in real-time. This information includes the exact amount wagered, a critical element that gaming operators traditionally have had great difficulty in ascertaining and confirming. Prior to the introduction of the TableLink(R) technology, casinos could only estimate amounts wagered. We hold worldwide rights to this system. Patents protecting the system and several of its unique features have been issued to us in the United States, as well as in several foreign jurisdictions. We believe that such patents serve as a significant barrier to entry for potential competitors. Our entry level TableLink(R) PT version competes with products marketed by International Game Technology, Inc, Endx Limited and Table Trac, Inc.


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

  The table below lists our manufacturing, administrative, engineering, sales and service facilities as of December 31, 2001.

--------------------------------------------------------------------------------------------
                                                                  Area            Owned/
                           Location/Activity                   (Sq. Ft.)          Leased
                           -----------------                   ---------          ------
   Las Vegas, NV - Corporate Administration                         86,515        Leased
   Las Vegas, NV - Interior Visual Displays--Manufacturing          47,350         Owned
   Las Vegas, NV - Exterior Signs--Manufacturing                    45,976        Leased
   Las Vegas, NV - Games and Electronics--Manufacturing             85,638        Leased
   Las Vegas, NV - Slot Glass                                       17,225        Leased
   Reno, NV - Administration, Service and Sales                      8,575        Leased
   Mokena, IL- Service                                               4,200        Leased
   Gulfport, MS - Manufacturing, Service and Sales                  28,000        Leased
   Robinsonville, MS - Service                                       1,800        Leased
   Kansas City, MO - Service                                         3,600        Leased
   Hurricane, UT - Manufacturing                                    79,230        Leased
   Lake Charles, LA - Service and Sales                              5,100        Leased
   Ft. Lauderdale, FL - Service and Sales                            6,000        Leased
   Golden, CO - Service                                              1,500        Leased
   Egg Harbor, NJ - Service and Sales                                2,800        Leased
   Pleasantville, NJ - Manufacturing and Service                     7,000        Leased
   Alexandria, Australia - Manufacturing, Sales and Service         25,349        Leased
   Utrecht, The Netherlands - Manufacturing, Service and Sales      21,422        Leased
                                                                   -------

                                                                   477,280
                                                                   =======
--------------------------------------------------------------------------------------------

  Nearly all of the components and raw materials we use in our products are available from many sources. Many suppliers can assemble our progressive jackpot products. Accordingly, we are not dependent in any significant way upon any single supplier or vendor for components, raw materials or assembly. However, we are dependent on Sigma Game for the manufacture of the game platform we use to build our Yahtzee(R), Battleship(R), Ripley's Believe It or Not!(R), Clue(R) and Trivial Pursuit(R) slot machines. To reduce our dependence on Sigma Game, we are working with Sierra Design Group, which has a license to develop software used in International Game Technology's slot machines, to obtain the necessary regulatory approvals so that Sierra Design Group can become an alternative supplier of our slot machine platform. We also have entered into a license agreement with Shuffle Master that will enable us to develop games on its platform. Additionally, in late March 2002, we signed an agreement with Sigma Game which will allow the Company to develop games on the Sigma platform.


Marketing and Distribution

  We maintain facilities to sell and service our products to markets throughout the world. In addition to our headquarters and other facilities in Las Vegas, NV, we have regional sales offices in Reno, NV; Ft. Lauderdale, FL; Egg Harbor, NJ; Golden, CO; Gulfport, MS and Utrecht, The Netherlands. In Australia, we sell our products and services through Mikohn Australasia Pty. Ltd., which is 92.6% owned by us. In September 2001, we sold 50% of our interest in Mikohn Latin America S.A. to RLP Holdings, reducing our stake in the company to 49.985%. Mikohn Latin America S.A. sells and services our products throughout Latin America and the Caribbean and has manufacturing facilities in Lima, Peru. In the first quarter of 2002 we closed our Argentina facility due to severe economic conditions in Argentina and in the fourth quarter of 2001 we recorded a $287,000 reserve for our share of assets located in Argentina.

  Historically, our marketing efforts have been domestically focused, as measured by the percentage of sales to customers in the United States. However, since 1994 we have broadened our distribution capabilities to better serve international markets, take advantage of growth opportunities and reduce our dependence on domestic casino operators and slot machine manufacturers. We expect to continue this strategy as more international jurisdictions legalize gaming.

  We and our distributors service our progressive jackpot products. We, a subcontractor or the customer typically services our interior visual displays. We perform maintenance on exterior lighting and signs, typically under multi-year contracts, and provide limited warranties on most of our products.


Research and Development

  During the years ended December 31, 2001, 2000, and 1999, we expended approximately $4.2 million, $5.2 million, and $6.0 million respectively, on research and development activities.

  As previously noted, the casino gaming industry is intensely competitive, causing casinos to constantly seek out, evaluate and introduce new and upgraded gaming products in an effort to attract and retain gaming customers. An important part of our strategy is to provide our casino customers with new and upgraded products, games and services that enhance their revenue stream and facilitate operating efficiencies. Our current emphasis in research and development is on the development of new slot games and table games (including refresher versions of our existing slot games).


Employees

  As of March 8, 2002, we had 655 employees worldwide, excluding the South American operation, of whom approximately 257 were in manufacturing, 67 in sales and distribution, 37 in art/CAD design, 141 in installation and service, 38 in research and development and 115 in administration. Of that total, 81 were in management. A total of 65 of our employees, all of whom are employed in our exterior signs operations in Las Vegas, NV and Atlantic City, NJ, are represented by unions. We believe that we enjoy good relations with our employees.


Backlog

  As of December 31, 2001, 2000, and 1999, we had backlogs of orders, believed to be firm, of $21.6 million, $21.5 million, and $16.8 million, respectively. Orders in the backlog at December 31st typically are filled within 120 days.


Government Regulation

  Overview

  We are subject to regulation by governmental authorities in most jurisdictions in which our products are sold or used by persons or entities licensed to conduct gaming activities. Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, findings of suitability, registrations and/or other required approvals with respect to us, our personnel and our products is time-consuming and expensive. References in this "Government Regulation" section to "Mikohn," "we," "us" and "our" are to Mikohn Gaming Corporation only, and not to its subsidiaries.

  Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable. Although our experience is excellent, we may be unable to obtain or maintain necessary gaming regulatory approvals for us, our products or our personnel.

  We, either directly or through our subsidiaries, have approvals that enable us to conduct our business in numerous jurisdictions, subject in each case to the conditions of the particular approvals. These conditions may include limitations as to the type of game or product we may sell or lease, as well as limitations on the type of facility (such as riverboats) and the territory within which we may operate (such as tribal nations). Jurisdictions in which we (together with our subsidiaries, and specific personnel where required) have authorizations with respect to some or all of our products and activities include Nevada, South Dakota, Mississippi, Iowa, Missouri, Oregon, Louisiana, Colorado, Illinois, Washington, Arizona, Connecticut, Montana, New Jersey, North Carolina, North Dakota, New Mexico, Kansas, Minnesota, Indiana, Michigan, New York, Wisconsin, California; the Canadian provinces of Alberta, Manitoba, Nova Scotia, Quebec, Saskatchewan, British Columbia and Ontario; the Australian provinces of New South Wales, Victoria, Queensland, Northern Territory, Western Australia, Australia Capital Territories and Tasmania; New Zealand; Mpumalanga and Gauteng in South Africa; and Greece.

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

  Gaming Devices and Equipment

  We sell or lease products which are considered to be "gaming devices" and/or "gaming equipment" in jurisdictions in which gaming has been legalized. Although regulations vary among jurisdictions, each jurisdiction requires various licenses, findings of suitability, registrations, approvals or permits to be held by companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment.

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

  Regulation of Stockholders

  In most jurisdictions, any beneficial owner of our voting securities or other securities may, at the discretion of the gaming regulatory authorities, be required to file an application for a license, finding of suitability or other approval, and in the process subject himself or herself to an investigation by those authorities. The gaming laws and regulations of substantially all jurisdictions require beneficial owners of more than 5% of our outstanding voting securities to file certain reports, and may require our directors and executive officers to undergo investigation for licensing and/or findings of suitability.

  Regulation and Licensing--Nevada

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

  We are registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and have been found to be suitable to own the stock of Mikohn Nevada which is licensed as a manufacturer and distributor of gaming devices, and as an operator of a slot machine route. The Company and Mikohn Nevada have obtained from the Nevada Gaming Authorities the various authorizations they require to engage in Nevada in manufacturing, distribution, slot route operations and inter-casino linked system activities consisting of slot machines. The regulatory requirements set forth below apply to us as a Registered Corporation and to Mikohn Nevada as a manufacturer, distributor and operator of a slot machine route.

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

  As a Registered Corporation, we are periodically required to submit detailed financial and operating reports to the Nevada Commission and furnish any other information the Nevada Commission may require. No person may become a stockholder of or receive any percentage of profits from Mikohn Nevada without first obtaining authorizations from the Nevada Gaming Authorities.

  The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us or Mikohn Nevada in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Mikohn Nevada are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in gaming activities of Mikohn Nevada may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing. Both require submission of detailed personal and financial information, which is followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have the power to disapprove a change in corporate position.

  If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us or Mikohn Nevada, we would have to sever all relationships with that person. In addition, the Nevada Commission may require us or Mikohn Nevada to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

  Mikohn and Mikohn Nevada are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Mikohn Nevada also are required to be reported to or approved by the Nevada Commission.

  Should Mikohn Nevada be found to have violated the Nevada Act, the licenses it holds could be limited, conditioned, suspended or revoked. In addition, Mikohn Nevada, Mikohn and the persons involved could be required to pay substantial fines, at the discretion of the Nevada Commission, for each separate violation of the Nevada Act. Limitation, conditioning or suspension of any license held by Mikohn Nevada could (and revocation of any license would) materially adversely affect our manufacturing, distribution and slot operations.

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

  The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. It also requires beneficial owners of more than 10% of a Registered Corporation's voting securities to apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only.

  An institutional investor is deemed to hold voting securities for investment purposes if the voting securities were acquired and are held in the ordinary course of its business as an institutional investor and were not acquired and are not held for the purpose of causing, directly or indirectly: (i) the election of a majority of the members of the board of directors of the Registered Corporation; (ii) any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations or those of any of its gaming affiliates or (iii) any other action that the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations and (iii) other activities the Nevada Commission may determine to be consistent with investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

  Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder of a Registered Corporation found unsuitable and who holds, directly or indirectly, any beneficial ownership in the voting securities beyond such period of time as the Nevada Commission may specify for filing any required application may be guilty of a criminal offense. Moreover, the Registered Corporation will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Registered Corporation, it: (i) pays that person any dividend on its voting securities; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities ownership; (iii) pays remuneration in any form to that person for services rendered or otherwise or (iv) fails to pursue all lawful efforts (including, if necessary, the immediate purchase of said voting securities for cash at fair market value) to require such unsuitable person to completely divest all voting securities held.

  The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, it may sanction the Registered Corporation, which sanctions may include the loss of its approvals if, without the prior approval of the Nevada Commission: it (i) pays to the unsuitable person any dividend, interest, or other distribution; (ii) recognizes any voting right of such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

  The pledge of the stock of Mikohn Nevada (the "Stock Pledge") and of the stock of any future subsidiary that obtains a gaming license (a "Future Subsidiary"), and the restriction on the transfer of and agreement not to encumber the equity securities of Mikohn Nevada or any Future Subsidiary (collectively, the "Stock Restrictions") in respect of the notes was approved by the Nevada Commission on March 21, 2002. No assurances can be given that such approvals in the future will be granted or granted on a timely basis. An approval of the Stock Pledge by the Nevada Commission does not constitute approval to foreclose on the Stock Pledge. Separate approval would be required to foreclose on the Stock Pledge and transfer ownership of the stock and such approval would require the licensing of the indenture trustee or other secured party (the "Secured Party"), unless such licensing is waived upon application of the Secured Party. No assurances can be given that approval to foreclose on the Stock Pledge would be granted, or that the Secured Party would be licensed or would receive a waiver of licensing requirements. Foreclosure of the lien on collateral consisting of gaming devices in respect of the notes and the taking possession of such gaming devices may require the prior licensing of the Secured Party as a distributor by the Nevada Commission. However, the Nevada Act provides that in the case of foreclosure of a lien by a person holding any security interest for which gaming devices are security in whole or part, the Nevada Board may authorize the disposition of such gaming devices without requiring a distributor's license. No assurances can be given that the Nevada Board would grant such approval or that if such approval were not granted, that the Secured Party would be granted a license as a distributor.

  The Company and Mikohn Nevada are required to maintain in Nevada, a current stock ledger that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record owner may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record owner unsuitable.

  We also are required to render maximum assistance in determining the identity of the beneficial owners of our securities. The Nevada Commission has the power to require us to imprint our stock certificates with a legend stating that the securities are subject to the Nevada Act. To date, the Nevada Commission has not imposed such requirement on us.

  We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 23, 2000, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). However the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the one-year period. The Shelf Approval also applies to any affiliated company wholly owned by us (an "Affiliate") which is, or would thereby become, a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for Mikohn Nevada to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, us or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval also includes approval for Stock Restrictions in respect of Mikohn Nevada in relation to public offerings of securities. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merit of the offered securities, and any representation to the contrary is unlawful. The issuance of the exchange notes and the Stock Restrictions in respect thereof, and the registration and issuance of common stock in respect of the warrants will be covered by the Shelf Approval. The Stock Restrictions in respect of the notes, and the Stock Pledge in respect of the notes and the exchange notes will not be covered by the Shelf Approval and separate approval of the Nevada Commission will be required for such Stock Restrictions and Stock Pledge. No assurances can be given that such approvals will be granted or granted on a timely basis.

  Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct, by which anyone obtains control, may not lawfully occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must meet the strict standards established by the Nevada Board and the Nevada Commission prior to assuming control of a Registered Corporation. The Nevada Commission also may require persons who intend to become controlling stockholders, officers or directors, and other persons who expect to have a material relationship or involvement with the acquired company, to be investigated and licensed as part of the approval process.

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

  Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with any such persons (collectively, "Licensees") and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of his or her participation outside of Nevada. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees also are subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the non-Nevada gaming operations, fail to conduct the foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the non-Nevada operations who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

  Other Jurisdictions

  All other jurisdictions that have legalized gaming require various licenses, registrations, findings of suitability, permits and approvals for manufacturers and distributors of gaming devices and equipment. In general, such requirements involve restrictions similar to those of Nevada.

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

  Application of Future or Additional Regulatory Requirements

  In the future, we intend to seek the necessary registrations, licenses, approvals and findings of suitability for us, our products and our personnel in other jurisdictions throughout the world where significant sales of our products are expected to be made. However, we may be unable to obtain these registrations, licenses, approvals or findings of suitability, which if obtained may be revoked, suspended or unsuitably conditioned. In addition, we may be unable to timely obtain, or to obtain at all, the necessary approvals for our future products as they are developed, even in those jurisdictions in which we or certain of our existing products have been licensed or approved. If a registration, license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary registration, license, approval or finding of suitability, we may be prohibited from selling our products for use in that jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.


Item 2.    Properties

  The properties we own and lease as of December 31, 2001 are listed in detail in the table under "Business--Manufacturing" above. In Nevada, we lease six. These leases expire over various periods through the end of 2017. We own the Las Vegas, NV interior sign manufacturing facility and lease all other facilities.

  We lease sales, service and/or support offices and other facilities in Colorado, Mississippi, Missouri, New Jersey and Utah. These leases expire on various dates through 2015.

Item 3.    Legal Proceedings

  We are involved in routine litigation, including bankruptcies of debtors, collection efforts, disputes with former employees and other matters in the ordinary course of our business operations. We know of no matter, pending or threatened, including the matters discussed below, that will or might have a material adverse impact on our business or operations.

  We were a plaintiff in a suit entitled Mikohn Gaming Corporation v. Acres Gaming, Inc., Case No. CV-S-97-1383-EJW, brought in the United States District Court for the District of Nevada. This action was filed October 2, 1997 seeking, among other things, a declaratory judgment that our MoneyTime(TM) game did not infringe a patent issued to Acres Gaming in August 1997. Subsequent to the filing of this action, three additional patents were issued to Acres Gaming. As each patent was issued, Acres Gaming brought a separate suit against Mikohn for patent infringement. All three suits were ultimately consolidated with the first action. The consolidated action went to trial before a jury on March 14, 2001. On March 27, 2001, the jury returned a verdict finding that we infringed two of the four patents and awarded Acres Gaming damages of $1.5 million. We initially appealed the verdict to the Federal Circuit Court of Appeals but in December 2001 reached a settlement resulting in a dismissal of that appeal, the payment of $1.5 million to Acres and the execution of a license agreement allowing our use of the Acres' patents going forward.


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

                                                High         Low
                                                ----         ---

2001
----
  First Quarter                                 $4.938       $2.750
  Second Quarter                                 8.250        3.500
  Third Quarter                                  8.500        3.145
  Fourth Quarter                                 8.850        3.901


2000
----
  First Quarter                                 $8.500       $4.750
  Second Quarter                                 7.938        5.375
  Third Quarter                                  9.125        6.125
  Fourth Quarter                                 6.938        2.688

  We believe there were approximately 2,500 beneficial owners of our common stock as of March 20, 2002. The approximate number of beneficial owners as of that date was reached by estimating the number of holders whose stock is held for them in street name by brokerage houses, by trusts and other nominees and by participants in a clearing agency. On March 20, 2002, we had 271 holders of record of our common stock.

  We have never paid dividends nor do we have any plans to pay dividends in the future. At present we intend to retain all future earnings for use in the development of our business. The $105.0 million Senior Secured Notes dated August 22, 2001 due 2008, expressly prohibits the payment of cash dividends except under certain circumstances.

Item 6.    Selected Financial Data

  The table below sets forth a summary of selected financial data for Mikohn for the five years ended December 31/st/ (in thousands except for per share amounts):

                                                 2001          2000          1999          1998         1997
                                               --------      --------      --------      --------      -------
Statement of Operations Data:
     Net sales                                 $111,057      $100,766      $106,884      $ 99,032      $98,548
     Cost of sales                               52,427        54,664        54,846        60,163       61,200
                                               --------      --------      --------      --------      -------
     Gross profit                                58,630        46,102        52,038        38,869       37,348

     Selling, general and
          administrative expenses                52,191        47,781        41,966        38,982       31,073
     Impairment loss                              1,702
     Write-off of assets and other                1,201         9,852         1,352         4,493
                                               --------      --------      --------      --------      -------
     Operating income (loss)                      3,536       (11,531)        8,720        (4,606)       6,275

     Interest expense                           (11,729)      (10,516)       (8,850)       (5,115)      (2,555)
     Other income and (expense)                   1,628           (58)          720           112           11
                                               --------      --------      --------      --------      -------
     Income (loss) before income
          taxes                                  (6,565)      (22,105)          590        (9,609)       3,731
     Income tax (provision) benefit                                             342         3,335       (1,357)
                                               --------      --------      --------      --------      -------
     Income (loss) before
          extraordinary item                     (6,565)      (22,105)          932        (6,274)       2,374

     Extraordinary loss (net of taxes)           (3,135)                                   (1,752)
                                               --------      --------      --------      --------      -------
          Net income (loss)                    $ (9,700)     $(22,105)     $    932      $ (8,026)     $ 2,374
                                               ========      ========      ========      ========      =======
Weighted average common shares
     outstanding:
     Basic                                       11,750        10,968        10,720        10,527        9,952
                                               ========      ========      ========      ========      =======
     Diluted                                     11,750        10,968        10,784        10,527       10,057
                                               ========      ========      ========      ========      =======
Basic and diluted income (loss) per
     share:
     Income (loss) before extraordinary
          item                                 $  (0.56)     $  (2.02)     $   0.09      $  (0.60)     $  0.24
     Extraordinary item                           (0.27)                                    (0.16)
                                               --------      --------      --------      --------      -------
          Net income (loss)                    $  (0.83)     $  (2.02)     $   0.09      $  (0.76)     $  0.24
                                               ========      ========      ========      ========      =======
Balance Sheet Data:
     Total assets                              $175,587      $166,746      $178,295      $167,841      $97,588
                                               ========      ========      ========      ========      =======
     Total debt / obligations                  $124,982      $113,488      $108,221      $101,612      $30,226
                                               ========      ========      ========      ========      =======
     Stockholders' equity                      $ 28,654      $ 29,205      $ 48,116      $ 46,727      $52,570
                                               ========      ========      ========      ========      =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL

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


YEAR-END ASSET VALUATION AND CHARGES

  Subsequent to the events of September 11, 2001, the impact of which was felt throughout the worldwide economy, and based on the current economic and business environment relative to financial reporting practices, the Company performed a detailed, comprehensive review of its balance sheet relative to the changed economic and business environment conditions. Specifically identified during this review, management analyzed goodwill assets for impairment, slow moving, excess or obsolete inventories, customer debts in light of changing economic conditions and other miscellaneous assets.

  This review and analysis resulted in the Company taking various charges in its fourth quarter for (i) impaired assets (principally goodwill and nonoperating fixed assets of approximately $2,900 included in the "Write off of Assets and Other" and "Impairment Loss" captions), (ii) receivables, including significant amounts owed from debtors who purchased certain patent and internet rights, for which collectibility is now considered doubtful (approximately $2,800 which is included in the operating income segments below), (iii) inventory reserves, including those related to the energy crisis and the economic decline (approximately $2,200 included in the operating income segments below), (iv) losses incurred in foreign operations due to the collapse of the Argentina economy and softness in the Australasian market (approximately $600 included in revenues below) and (v) miscellaneous charges related to medical insurance claims and certain international slot leasing revenues of $1,000 (included in operating income segments below).


ACQUISITION / DIVESTITURE OF SUBSIDIARIES

  In October 2001, the Company completed the sale of 50% of its interest in Mikohn Latin America S.A. Certain officers and management of Mikohn Latin America, through RLP Holdings, purchased a 50% interest for approximately $400 in cash and a $100 note. The Company accounts for the financial results of this entity using the equity method since October 2001. Equity in earnings and losses of the unconsolidated subsidiary is now charged to revenues on a monthly basis with a corresponding charge to the Company's investment in subsidiary account. Prior to the 50% divestiture, the financial results of Mikohn Latin America were included in the consolidated results of operations. Through September 30, 2001, Mikohn Latin America accounted for approximately $2,200 in revenues, $900 in gross profit, and net income of approximately $100 and these amounts are included in the financial analysis below. From October to December 2001, approximately $297 of equity in losses of affiliates is included in product sales revenues below.

  On November 15, 2001, the Company converted $518 of debt owing from Mikohn Gaming Australasia Pty., Ltd ("MGA") into 20,000 shares of MGA, thereby increasing our ownership from 50% to approximately 93%. Previous to this transaction, the Company had accounted for this unconsolidated subsidiary using the equity method whereby the Company would record a 50% share of earnings or losses of this subsidiary. Subsequent to this transaction, the Company now consolidates all accounts of this subsidiary into its consolidated financial statements. From January 1, 2001 to November 15, 2001, approximately $700 was charged to product sales revenues below for the equity in losses of this
unconsolidated subsidiary.   For the period November 15, 2001 to December 31,
2001, MGA accounted
for approximately $1,000 in revenues, $250 in gross profit and $400 in net loss. These amounts are included in the financial analysis below.


RELATED PARTY TRANSACTIONS

  During 2001, the Company entered into various material transactions with related parties. Specifically, the Company sold approximately $280 of products to its 50% owned affiliate in Latin America subsequent to the Company's divestiture of 50% of this subsidiary on October 1, 2001. Additionally, the Company charged its Latin American affiliate approximately $36 in interest expense. The Company also had significant transactions with its Australian affiliate from prior to the Australian affiliate being consolidated with the Company on November 15, 2001. Specifically, the Company charged its Australian affiliate $172 in interest charges, $213 in royalty fees relating to electronic sales, charges for table games of $465, and $194 in net sales of various products. Approximately $600 of net costs were charged from the Australian affiliate to the Company for various costs from January 1, 2001 to November 15, 2001. All sales and expense charges to or from affiliates were deemed be arms-length transactions.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

REVENUES

                                                        Change
                                                        ------
Business segment:           2001         2000      Amount     %      Comment
-----------------           ----         ----      ------     --     -------

Gaming operations         $ 44,074     $ 34,796    $ 9,278   26.7%      1
Product sales               66,983       65,970      1,013    1.5%      2
                          --------     --------    -------

          Total revenues  $111,057     $100,766    $10,291   10.2%
                          ========     ========    =======

Percentage of total
     revenues:
     Gaming operations        39.7%        34.5%
     Product sales            60.3%        65.5%
                          --------     --------
          Total              100.0%       100.0%
                          ========     ========

1. Gaming operations revenues in 2001 were $44,074, a $9,278 increase from $34,796 in 2000. This 26.7% increase resulted from (i) an increase in recurring revenues from leased slot machines of approximately $12,700 in the 2001 period attributable to the addition of approximately 1,200 average branded units in operation (at December 31, 2001, the Company had approximately 2,700 branded slot machines on lease as compared to approximately 2,000 at December 31, 2000) and (ii) a decrease of approximately $3,400 in table games revenues reflecting the absence of a nonrecurring sale of certain video and internet license rights of $2,587 which occurred in 2000 and a slight decrease in the average monthly lease payment on leased table games during 2001.

2. Product sales revenues in 2001 were $66,983 as compared to $65,970 in 2000, an increase of $1,013, or 1.5%. This marginal increase during 2001 was due principally to (i) an increase of approximately $5,000 in electronic display products and (ii) an increase in international revenues of approximately $1,500 offset, in part, by declines in interior and exterior visual display products of approximately $5,000 and in systems revenues of approximately $600.

OPERATING INCOME

                                                                 Change
                                                                 ------
Business segment:                       2001         2000     Amount      %      Comment
-----------------                       ----         ----     ------      --     -------
Gaming operations                    $ 15,738     $ 14,651    $ 1,087      7.4%      1
Product sales                           3,561       (2,404)     5,965   -248.1%      2
                                     --------     --------    -------
     Total segment
     operating income                  19,299       12,247      7,052     57.6%

Corporate expenses                    (12,860)     (13,926)     1,066      7.7%      3
Impairment losses                      (1,702)                 (1,702)  -100.0%      4
Write-off of assets and other          (1,201)      (9,852)     8,651     87.8%      5
                                     --------     --------    -------
    Total operating income (loss)    $  3,536     $(11,531)   $15,067    130.7%
                                     ========     ========    =======
    Depreciation and amortization
    -----------------------------
    (included above):
    -----------------
         Gaming operations           $  7,730     $  6,346    $ 1,384     21.8%      6
         Product sales                  1,419        1,592       (173)   -10.9%      6
         Corporate                      3,257        3,179         78      2.5%      6
                                     --------     --------    -------
              Total depreciation
              and amortization       $ 12,406     $ 11,117    $ 1,289     11.6%      6
                                     ========     ========    =======

1. Gaming operations operating income in 2001 increased to $15,738 from $14,651 in 2000. This increase of $1,087, or 7.4%, was primarily due to the aforementioned increase of $9,278 in gaming operations revenues offset, in part, by an increase in bad debt provisions of approximately $1,400, an increase in depreciation and rent expense of approximately $4,400 in the 2001 period and the absence of a nonrecurring sale and gross profit of certain video and internet rights, which occurred in 2000, of $2,587. The increase in bad debt provisions during the 2001 period occurred as a result of a reevaluation of certain significant obligations of customers whose ability to pay has been effected by the slowness in developing internet gaming in various legalized jurisdictions. The increase in rent and depreciation expense during the 2001 period was the result of the significant growth in placements of branded slot machines in the Company's route operation, from an average of approximately 1,300 machines in 2000 to approximately 2,300 in 2001 and, beginning in the latter part of 2000, the use of operating leases to finance the purchase and placement of the machines.

2. Product sales operating income in 2001 increased by $5,965, from $(2,404) in 2000 to $3,561 in 2001. This improvement in operating income resulted from the aforementioned increase in revenues of $1,013 and an improvement in the gross profit percentage from 27% in 2000 to 33% in 2001. This gross margin improvement of approximately $4,000 was primarily the result of (i) an approximate $1,200 margin reduction in 2000 caused by start up costs related to a new LED product, (ii) reduced provisions for inventory obsolescence of approximately $1,000 in 2001 and (iii) a shift in the product sales mix. In 2001, the Company had a greater percentage of higher margin electronic displays sold versus 2000 and a lower percentage of lower margin interior and exterior sign displays sold. Additionally, product sales operating income in 2000 was adversely affected by the recording of approximately $3,700 of bad debt provisions as compared to approximately $1,500 in 2001.

3. Corporate expenses in 2001 decreased by $1,066 or 7.7% from $13,926 in 2000 to $12,860 in 2001. This decrease was due to a decline in marketing expenses due to reduced trade show expenses and promotional costs as well as a decline in administrative incentive compensation.

4. During 2001, the Company recorded an impairment loss of $1,702 after an analysis of the Company's business operations relating primarily to its domestic exterior sign business and two of its foreign business operations revealed that the carrying values were in excess of the present net realizable values.

5. During 2001, the Company wrote-off certain non-producing fixed assets of approximately $759, other assets related to its domestic exterior sign business of approximately $142 and certain rights associated with the Company's TableLink(TM) products of $300. This charge to write-off of assets and other of $1,201 represents a decrease of $8,651 compared to the write-off of assets and other in 2000 of $9,852, which related primarily to the write-off of two older slot product lines of $2,430, surveillance assets of $720, prepaid royalties of $3,356 and a charge to operations of $3,200 from the effects of an adverse decision in a patent lawsuit.

6. Depreciation and amortization in 2001 increased by $1,289, or 11.6%, from $11,117 in 2000 to $12,406 in 2001. This increase was primarily due to a significant increase in the average number of leased slot machines in service from 2000 to 2001 of approximately 1,200 machines.


INTEREST EXPENSE

  Interest expense in 2001 was $11,729 compared to $10,516 in 2000. This increase of $1,213, or 11.5%, was due to higher average outstanding borrowings in 2001 of approximately $7,000, due principally to the Company's refinancing in August, 2001, as well as a slightly higher average effective interest rate in 2001.

OTHER INCOME AND (EXPENSE)

  Other income and expense, excluding interest income, in 2001 was net income of $1,023, an increase of $1,669 over the $646 of net expense incurred in 2000. This increase was principally due to the recognition of a net gain of $1,334 on the sale of a 50% interest in the Company's Australian subsidiary and systems sale.

  Interest income in 2001 was $605 compared to $588 in 2000. This increase of $17 was due principally to a significant increase in average cash and cash equivalent balances during the latter part of 2001 resulting from the net cash proceeds of the Company's refinancing in August 2001 offset, in part, by lower interest rates earned on cash deposits in 2001 and a decrease in interest income recorded from interest-bearing notes as certain charges have been deferred in 2001 pending cash receipt.

INCOME TAXES

  During 2001 and 2000, the Company did not recognize an income tax benefit on the net loss of $9,700 and $22,105, respectively. The Company has net operating loss carryforwards and believes it will recognize the benefits from the loss carryforwards as it earns income on a going-forward basis.

EXTRAORDINARY ITEM

  In connection with the Company's August 2001 refinancing and early extinguishment of certain of its outstanding debt obligations (see Liquidity and Capital Resources, below), the Company incurred extraordinary charges for the early extinguishment of debt, totaling $3,135, during the year ended December 31, 2001.

LOSS PER SHARE

  Both basic and diluted loss per share before extraordinary item for 2001 were $0.56 on basic and diluted weighted average common shares outstanding of 11,750. Both basic and diluted loss per share for 2001 were $0.83 on basic and diluted weighted average common shares outstanding of 11,750. Both basic and diluted loss per share for 2000 were $2.02 on basic and diluted weighted average common shares outstanding of 10,968.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

REVENUES

                                                              Change
                                                              ------
Business segment:                 2000        1999      Amount       %         Comment
-----------------                 ----        ----      ------       --        -------
Gaming operations               $ 34,796    $ 25,256    $  9,540    37.8%     1
Product sales                     65,970      81,628     (15,658)  -19.2%     2
                               ---------    --------    --------

     Total                      $100,766    $106,884    $ (6,118)   -5.7%
                               =========    ========    ========
Percentage of total revenues:
     Gaming operations              34.5%       23.6%
     Product sales                  65.5%       76.4%
                               ---------    --------
          Total                    100.0%      100.0%
                               =========    ========

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

2. Product sales revenues in 2000 decreased by $15,658 or 19.2% from $81,628 in 1999 to $65,970 in 2000, which was primarily due to: (i) a decrease of $7,650 representing the 1999 revenues of our former Australian subsidiary which could not be consolidated in 2000 due to the divestiture of a 50% interest at the end of 1999 and our share of the loss experienced by the Australian affiliate in 2000, which amounted to $215, (ii) a decrease of $5,183 in systems revenues due to a large system sale in Canada during 1999 that was not matched in 2000 by a comparable sale and (iii) a decrease of $2,949 in revenues from European operations.

OPERATING INCOME


                                                                                           Change
                                                                                           ------
Business segment:                               2000                1999             Amount                 %             Comment
-----------------                               ----                ----             -------                -             -------
Gaming operations                             $ 14,651            $ 11,660           $  2,991               25.7%            1
Product sales                                   (2,404)             10,678            (13,082)            -122.5%            2
                                              --------            --------           --------
     Total segment
      operating income                          12,247              22,338            (10,091)             -45.2%

Write-off of assets and other                   (9,852)             (1,352)            (8,500)             628.7%            3
Corporate expenses                             (13,926)            (12,266)            (1,660)              13.5%            4
                                              --------            --------           --------
      Total operating income
      (loss)                                  $(11,531)           $  8,720           $(20,251)            -232.2%
                                              ========            ========           ========

     Depreciation and Amortization
     -----------------------------
     (included above):
     -----------------
          Gaming operations                   $  6,346            $  4,832           $  1,514               31.3%            5
          Product sales                          1,592               2,030               (438)             -21.6%            5
          Corporate                              3,179               2,487                692               27.8%            5
                                              --------            --------           --------
               Total depreciation and
               Amortization                   $ 11,117            $  9,349           $  1,768               18.9%            5
                                              ========            ========           ========

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


2. Product sales operating income in 2000 decreased by $13,082, or 122.5%, from $10,678 in 1999 to $(2,404) in 2000, which was primarily due to the $15,658 decrease in gaming product revenues, thus the primary reason for a decrease in gaming product gross profit margin of $11,248. Gross profit margins decreased to 27.0% from 35.6% in 1999. The margin reduction reflects lower margins for the exterior sign business, resulting from a $1,231 reduction in gross profit due primarily to startup costs related to a new LED product. The Gulfport, Mississippi, interior sign factory also had lower margins prior to the phase-out of that manufacturing facility, which reduced gross profit by $756. Included in the lower operating profits are the effects of $3,752 in inventory charges and $3,687 in reserves for bad debts which we believe are higher than the historical amounts of inventory and bad debt reserves and charges. This increase relates to the strategic repositioning initiative, changing economic conditions and changing customer credit circumstances. A summary of the major cost impacts described above for the product sales segment for 2000 is as follows:

                            Description                                           Amount
                            -----------                                           ------
     Lower exterior sign gross margins due primarily to the LED
          startup costs                                                            $1,231
     Lower margins in the Gulfport, Mississippi  interior sign
          facility prior to phasing out production                                    756
     Inventory reserves                                                             3,752
     Bad debt expenses                                                              3,687
                                                                                ---------
                                                                                   $9,426
                                                                                =========

3. As a result of our increased focus on our gaming operations and branded slot machines following the review conducted as part of our strategic repositioning initiative, we determined that certain of our older non-branded slot machine games, surveillance assets and prepaid royalties related to a licensing agreement had balance sheet values in excess of their present realizable value. This resulted in charges to revalue assets related to two older slot product lines of $2,430, surveillance assets of $720 and prepaid royalties of $3,356. In addition, we accounted for the effects of an adverse decision in a patent suit on March 27, 2001 resulting in a charge to operations of $3,200. See Note 9 - Impairment, Write-Off of Assets, and Other and Extraordinary Item in the Notes to Consolidated Financial Statements.


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


5. Depreciation and amortization in 2000 increased by $1,768 or 18.9% from $9,349 in 1999 to $11,117 in 2000. Gaming operations depreciation and amortization increased by $1,514 or 31.3% to $6,346 due to additional slot games that were placed in service. Product sales depreciation and amortization decreased $438 or 21.6% due to the removal of a leased exterior sign that was being depreciated. Corporate depreciation and amortization increased due to new investments for patents, licenses, software development and related warrants.

INTEREST EXPENSE

    Interest expense in 2000 increased by $1,666 or 18.8% from $8,850 in 1999 to $10,516 in 2000. The increase was due to increases in the interest rate on our variable rate loans reflecting changes in the market interest rate as well as an amendment to the Amended and Restated Credit Agreement that resulted in a 0.5% interest rate increase. The average interest rate, which includes amortization of loan costs, on the average amount of all outstanding debt for 2000 was 11.9%, as compared to 9.2% for 1999. See Note 10 - Long-Term Debt in the Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 2001, the Company incurred a net loss of $9,700. Net cash and cash equivalents at December 31, 2001 were $15,124, an increase of $14,662 from $462 at December 31, 2000. This increase was principally due to the receipt of approximate net cash proceeds of $17,900 from the refinancing of certain notes and the issuance of additional common stock in August 2001 offset by the payment of outstanding notes and obligations to First Source Financial and the payment of debt issue costs. Working capital increased to $38,462 at December 31, 2001 from $36,977 at December 31, 2000, an increase of $1,485. This working capital increase was principally the result of an increase in cash of approximately $14,700 offset by decreases in receivables and inventories of approximately $11,300 and an increase to accrued liabilities of approximately $1,600.

     Cash provided by operating activities was $9,774 in 2001. The significant items affecting this amount were a net loss of $9,700 offset by non-cash charges for depreciation, amortization, impairment and extraordinary losses, other non-cash gains, valuation provisions and other asset write-offs of approximately $27,300. Significant changes in operating assets and liabilities also affecting cash provided by operating activities were primarily net increases of receivables of approximately $2,100, other assets of approximately $1,400 and inventories of approximately $2,600 and net decreases of current liabilities, deferred revenue and other liabilities of approximately $1,700.

     Cash used in investing activities was $12,631 in 2001. The significant items affecting this amount were the purchases of inventory leased to others of approximately $13,000, purchases of property and equipment of approximately $2,300 and an increase to intangible assets of approximately $1,400 offset, in part, by proceeds from sale-leaseback transactions of $3,500.

     Cash provided by financing activities was $17,462 in 2001. The significant items affecting this amount were proceeds from the issuance of notes payable of approximately $99,700, proceeds from the issuance of common stock and warrants of approximately $9,400 and proceeds from capital lease transactions of $2,000 offset, in part, by principal payments on notes, capital leases and payments for debt issuance costs of approximately $93,100.

     On August 22, 2001, the Company completed the private placement of $105,000 of its 11.875% Senior Secured Notes ("Indenture") due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. Interest payments of $6,234 are due on May 1, and November 1, until 2008. The Senior Secured Notes due 2008 are secured by a security interest in certain of the Company's assets and certain assets of the Guarantor subsidiaries. The Indenture includes a covenant whereby the Company is to maintain $5,000 of available liquidity as defined in the Indenture. On or after August 15, 2005, the Company will have the right to redeem all or some of the notes at a price that will decrease over time from 105.938% of the principal amount in 2005 to 100% of the principal amount in 2007, plus accrued and unpaid interest. Following each fiscal year, if the Company has excess cash flow for such fiscal year, the Company will offer to purchase up to an aggregate principal amount of notes equal to 50% of such excess cash flow at a price equal to 100% of the principal amount plus accrued and unpaid interest. The Company also completed, on August 10, 2001, the sale of 1,500,000 shares of its common stock to institutional investors in a private placement for $8,250. The total proceeds were used to retire certain term loans and other credit facilities, to fund related fees and expenses and for working capital purposes.

     In February 2002, the Company completed the acquisition of a $17,500 working capital revolving line of credit facility (the "Facility") with Foothill Capital Corporation. Borrowings under the Facility are based on (i) eligible accounts receivable, as defined in the Facility, up to $7,500 with interest at LIBOR plus 2.75% or prime plus 0.75% and (ii) Table Game EBITDA, as defined in the Facility, up to $10,000 with interest at prime plus a range of 2.0% to 3.5% depending on debt coverage ratios. Any borrowings under the Facility will be secured by a first secured interest in substantially all of the Company's assets. We are subject to a 0.5% per annum unused line fee. The Facility has early payoff penalties during the term of the line at 3.0% during the first year, 2.0% during the second year and 1.0% during the third year. The Facility includes certain restrictive financial covenants, including maintenance of $20,000 of annual EBITDA, minimum table games revenue of $750 monthly and a table game installed base of no less than 600 games. The Facility has an initial term of three years.

     Based on the amount of cash in banks of approximately $15,100, cash generated from operations and based on the availability of funds from the Company's recently acquired line of credit facility, management believes the Company has sufficient working capital on both a short and long-term basis.

                                                      Less than             1-3             4-5          After 5
 Contractual Obligations               Total            1 year             years           years          years
 -----------------------               -----            ------             -----           -----          -----
 Long-term debt                       $105,195          $    53           $   142          $    -        $105,000
 Capital lease obligations               4,618            2,369             2,193              56               -
 Operating leases                       37,446            9,026            12,755           4,317          11,348
                                      --------          -------           -------          ------        --------
      Total                           $147,259          $11,448           $15,090          $4,373        $116,348
                                      ========          =======           =======          ======        ========

     Above table includes accretion of debt discount of $5,567.

     During 2000 and 2001, the Company entered into a series of sale-leaseback transactions with various third party finance companies. The transactions involve gaming equipment, have a term of 40 months, a fair value purchase option at the end of the term, and are being accounted for as operating leases. Proceeds from these sale-leaseback transactions totaled $15,000.

     Also during 2000, the Company entered into a sale-leaseback transaction with respect to one of its buildings in Las Vegas, Nevada, with a term of 17 years and a fair value purchase option at the end of the term. The leaseback is being accounted for as an operating lease. Proceeds from the sale-leaseback transaction were $2,668. The Company recorded a deferred gain from this transaction of $269 which is being amortized, straight-line over the term of the lease as a reduction in rental expense. The lease contains a minimum net worth requirement with which the Company was in violation at December 31, 2001. Because of the violation, the Company paid $800 in 2001 for a letter of credit to secure future rent payments to the landlord and potentially could be obligated to purchase an additional $2,200 letter of credit.

     During 2001, the Company entered into two sale-leaseback transactions with various third party finance companies. The transactions involve gaming equipment, have terms of 40 months and 44 months and are being treated as capital leases. Proceeds from these sale-leaseback transactions totaled $2,000.

     During 2000, the Company entered into a series of sale-leaseback transactions with various third party finance companies. The transactions involve gaming equipment, have a term of 40 months and are being treated as capital leases. Proceeds from these sale-leaseback transactions totaled $3,000.

                                             Total
Other Commercial                            Amount              Less than              1-3                 4-5              After 5
Commitments                                Committed             1 year               years               years              years
-----------                                ---------             ------               -----               -----              -----
 Standby letters of credit                  $2,300               $1,500                $  -                $  -              $800
                                            ------               ------                ----                ----              ----
      Total commercial commitments          $2,300               $1,500                $  -                $  -              $800
                                            ======               ======                ====                ====              ====

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debts, inventory valuation reserves, asset impairment and self insurance reserves require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued two new standards, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Together these statements will change the accounting for business combinations and goodwill. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. Amortization will still be required for identifiable intangible assets with finite lives. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company is required to adopt SFAS 142 at the beginning of 2002. The impact that SFAS 141 and SFAS 142 will have on our financial condition or results of operations will be to reduce amortization expense of certain assets previously amortized by approximately $1,700 annually beginning in 2002. The Company will also be required to make an initial impairment assessment and review goodwill for impairment on an ongoing basis, at least annually.

     In July 2001, the SEC issued SAB No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB 102 gives guidance on the documentation and methodologies used in the determination of loan loss allowances. We believe the adoption of this bulletin will not have a material impact on our consolidated financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, which will begin January 1, 2002. Based on a recent analysis, we believe the adoption of this bulletin will not have a material impact on our consolidated financial condition or results of operations.

CAPITAL EXPENDITURES AND OTHER

     During 2001, the Company spent approximately $2,300 for purchases of property and equipment and approximately $13,000 for purchases of inventory leased to others. Purchases of property and equipment are limited to $6,000 per year under the terms of the Company's recently acquired revolving Facility. The Company presently does not plan any significant purchases of property and equipment for the year ending December 31, 2002. The Company plans to purchase inventory for lease to others only to the extent that specific machines not currently on lease or participation at casinos are used or based on contractual commitments with the supplier of its gaming machines. The Company, in March 2002, entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for a new slot machine introduction. These purchases will total approximately $4,000. Presently, the Company owns or leases approximately 500 machines which are not currently in use at casinos. Planned purchases for slot machines (inventory leased to others), therefore, for 2002 should be significantly less than in 2001. The Company acquired certain rights to develop software from its supplier of slot machines in exchange for an advance payment on royalties. The advance royalty payment made by the Company in April 2002 was approximately $1,600.

     In March 2002, the Company closed a transaction with an owner of patents and intellectual property relating to two unique poker games. As part of this transaction, the Company loaned $1,500 to the owner, to be paid back to the Company within three years at a 10.0% rate of interest.

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

     We are subject to foreign currency exchange risk relating to the translation of the our foreign subsidiaries' asset, liability, income and expense accounts. Our foreign subsidiaries use the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the rate of exchange at the end of the period. The income and expense accounts are translated using the average rate of exchange during the period. Due to the long-term nature of our investment in our foreign operations, 75% of our intercompany translation adjustments are reflected as a separate component in stockholders' equity, and the remaining amount is recognized in the our consolidated statement of operations. Although we do not regularly incur gains or losses of specific foreign currency transactions and do not believe that these amounts would be material, these gains and losses would be reflected in our consolidated statement of operations. For the year ended 2001, we did not have any forwards, options or other derivative contracts in force. We do not consider our existing foreign currency translation exposure to be material.

Interest Rate Risk

     We have total interest bearing debt of approximately $110,000 before discounts. The components of this amount have fixed rates of interest and we therefore, do not have exposure to the fluctuation of market interest rates. However, we recently acquired a $17,500 revolving line of credit which bears floating rate interest on outstanding borrowings. At December 31, 2001, we had not yet obtained this line of credit. Any future borrowings will be exposed to market rate risk. We periodically review our interest rate exposure, if any, on our long-term debt and, as market conditions warrant, we may enter into an interest rate cap or swap agreements in order to manage this exposure. For the year ended December 31, 2001, we did not have any agreements in force. See Note 10 - Long-Term Debt in the Notes to Consolidated Financial Statements.

Item 8.     Consolidated Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2001, 2000 and 1999

Report of Independent Public Accountants (Arthur Andersen LLP)          37
Independent Auditors' Report (Deloitte & Touche LLP)                    38
Consolidated Balance Sheets as of December 31, 2001 and 2000            39
Consolidated Statements of Operations for the Years Ended
    December 31, 2001, 2000 and 1999                                    41
Consolidated Statements of Comprehensive Income (Loss) for the
    Years Ended December 31, 2001, 2000 and 1999                        42
Consolidated Statements of Changes in Stockholders' Equity for
    the Years Ended December 31, 2001, 2000 and 1999                    43
Consolidated Statements of Cash Flows for the Years Ended December
    31, 2001, 2000 and 1999                                             44
Notes to Consolidated Financial Statements                              47
Quarterly Results of Operations (Unaudited)                             80

    All other schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Mikohn Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Mikohn Gaming Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income
(loss), changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Las Vegas, Nevada
April 1, 2002

                          INDEPENDENT AUDITORS' REPORT

Mikohn Gaming Corporation:

  We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows of Mikohn Gaming Corporation (the "Company") for the year ended December 31, 1999. These financial statements and Subsidiaries are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above of Mikohn Gaming Corporation present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


Las Vegas, Nevada
February 26, 2000

                           MIKOHN GAMING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       as of December 31, 2001 and 2000

(Amounts in thousands)                                               2001            2000
                                                                   --------        --------
                               ASSETS
                               ------
Current assets:
      Cash and cash equivalents                                   $ 15,124        $    462
      Accounts receivable, net                                      20,320          21,195
      Notes receivable - related parties - current                                   2,528
      Installment sales receivable - current                           981           2,724
      Inventories, net                                              17,693          23,882
      Prepaid expenses                                               3,889           3,964
      Deferred tax asset  - current                                  5,275           5,478
                                                                  --------        --------
           Total current assets                                     63,282          60,233

Notes receivable - related parties - noncurrent                      2,401             158
Installment sales receivable - noncurrent                               92           2,906
Property and equipment, net                                         32,510          25,815
Intangible assets, net                                              62,827          65,681
Goodwill, net                                                        3,006           4,145
Other assets                                                        11,469           7,250
Net assets of business transferred under
      contractual agreement                                                            558
                                                                  --------        --------
          Total assets                                            $175,587        $166,746
                                                                  ========        ========

 See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       as of December 31, 2001 and 2000

(Amounts in thousands                                                       2001            2000
 except per share amounts)                                                --------        --------

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
 Current liabilities:
      Long-term debt and notes payable - current                          $  2,422        $  2,149
      Trade accounts payable                                                 8,210           8,894
      Customer deposits                                                      2,618           2,635
      Accrued taxes                                                          2,318           2,562
      Accrued royalties                                                      2,024           1,126
      Accrued interest                                                       2,213             675
      Accrued and other current liabilities                                  3,060           3,689
      Deferred revenues - current                                            1,508           1,075
      Deferred license fees - current                                          447             451
                                                                          --------        --------
           Total current liabilities                                        24,820          23,256

 Long-term debt and notes payable - noncurrent                             101,823          84,949
 Deferred revenues - noncurrent                                              1,194           3,397
 Deferred tax liability - noncurrent                                        18,076          18,279
 Deferred license fees - noncurrent                                          1,020           1,411
 Deposit on net assets transferred under contractual
      agreement                                                                              4,749
 Other liabilities                                                                           1,500
                                                                          --------        --------
           Total liabilities                                               146,933         137,541
                                                                          --------        --------
 Commitments and contingencies (see Note 12)

 Stockholders' equity:
      Preferred stock, $0.10 par value, 5,000 shares authorized, none issued and outstanding
      Common stock, $0.10 par value, 100,000 shares,
           authorized 12,745 and 11,087 shares issued and
           outstanding                                                       1,276           1,109
      Additional paid-in capital                                            65,751          56,677
      Stockholders' notes receivable                                        (1,023)         (1,023)
      Foreign currency translation                                          (1,079)           (987)
      Accumulated deficit                                                  (36,043)        (26,343)
                                                                          --------        --------
           Subtotal                                                         28,882          29,433
      Less treasury stock, 19 shares, at cost                                 (228)           (228)
                                                                          --------        --------
           Total stockholders' equity                                       28,654          29,205
                                                                          --------        --------
           Total liabilities and stockholders' equity                     $175,587        $166,746
                                                                          ========        ========

 See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2001, 2000 and 1999

(Amounts in thousands
except per share amounts)                                2001           2000           1999
                                                       --------       --------       --------
Revenues:
      Gaming operations                                $ 44,074       $ 34,796       $ 25,256
      Product sales                                      66,983         65,970         81,628
                                                       --------       --------       --------
           Total revenues                               111,057        100,766        106,884
                                                       --------       --------       --------
Operating costs:
      Gaming operations                                  28,336         20,145         13,596
      Product sales                                      63,422         68,374         70,950
      Corporate expense                                  12,860         13,926         12,266
      Impairment losses                                   1,702              -              -
      Write-off of assets and other                       1,201          9,852          1,352
                                                       --------       --------       --------
           Total operating costs                        107,521        112,297         98,164
                                                       --------       --------       --------
Operating income (loss):
      Gaming operations                                  15,738         14,651         11,660
      Product sales                                       3,561         (2,404)        10,678
      Corporate expense                                 (12,860)       (13,926)       (12,266)
      Impairment losses                                  (1,702)             -              -
      Write-off of assets and other                      (1,201)        (9,852)        (1,352)
                                                       --------       --------       --------
           Total operating income (loss)                  3,536        (11,531)         8,720

Interest expense                                        (11,729)       (10,516)        (8,850)
Other income and (expense)                                1,628            (58)           720
                                                       --------       --------       --------
      Income (loss) before income tax benefit            (6,565)       (22,105)           590

Income tax benefit                                            -              -            342
                                                       --------       --------       --------
      Income (loss) before extraordinary item            (6,565)       (22,105)           932

Extraordinary item-loss on early retirement of
      debt, net of income tax benefit of zero            (3,135)             -              -
                                                       --------       --------       --------
      Net income (loss)                                $ (9,700)      $(22,105)      $    932
                                                       ========       ========       ========

Weighted average common shares:
      Basic                                              11,750         10,968         10,720
                                                       ========       ========       ========
      Diluted                                            11,750         10,968         10,784
                                                       ========       ========       ========
Basic and diluted income (loss) per share:
      Income (loss) before extraordinary item          $  (0.56)      $  (2.02)      $   0.09
      Extraordinary item-loss on early
          retirement of debt, net of income
          tax benefit of zero                             (0.27)             -              -
                                                       --------       --------       --------
          Net income (loss)                            $  (0.83)      $  (2.02)      $   0.09
                                                       ========       ========       ========

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
             For the Years Ended December 31, 2001, 2000 and 1999


(Amounts in thousands)                         2001           2000       1999
                                              -------       --------     -----

Net income (loss)                             $(9,700)      $(22,105)    $ 932

Comprehensive loss:
   Foreign currency translation losses            (92)          (390)      (36)
                                              -------       --------     -----
                                              $(9,792)      $(22,495)    $ 896
                                              =======       ========     =====

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 2001, 2000 and 1999

(Amounts in thousands)
                                                                                                      Accumulated
                                           Common Stock       Additional   Stockholders'   Foreign     Retained
                                    -------------------------   Paid-In       Notes       Currency     Earnings /  Treasury
                                       Shares         Amount    Capital     Receivable   Translation   Deficit      Stock    Total
                                    -------------    -------- ----------- -------------- ------------ ----------   ------- ---------
Balance, January 1, 1999                10,662       $ 1,068  $  52,983   $   (1,365)    $  (1,018)   $  (4,713)   $ (228) $ 46,727
   Stock options exercised                  27             3        103                                                         106
   Employee stock purchase plan            111            11        376                                                         387
   Cancellation of common stock            (20)           (2)      (112)         114                                              -
   Translation adjustments                                                                     (36)                             (36)
   Net income                                                                                               932                 932
   Disposition of cost basis
      subsidiary to 50% equity                                                                                                    -
      basis owned affiliate                                                                    457         (457)                  -
                                    ----------       -------  ---------   ----------     ---------    ---------    ------  --------
Balance, December 31, 1999              10,780         1,080     53,350       (1,251)         (597)      (4,238)     (228)   48,116
   Stock options exercised                 194            20        815                                                         835
   Employee stock purchase plan             94             9        523                                                         532
   Stock options and warrants
      granted to consultants and
      vendors                                                     1,989                                                       1,989
   Payments on stockholders'
      notes                                                                      228                                            228
   Translation adjustments                                                                    (390)                            (390)
   Net loss                                                                                             (22,105)            (22,105)
                                    ----------       -------  ---------   ----------     ---------    ---------    ------  --------

Balance, December 31, 2000              11,068         1,109     56,677       (1,023)         (987)     (26,343)     (228)   29,205
   Stock options exercised                  66             6        261                                                         267
   Employee stock purchase plan            111            11        420                                                         431
   Stock options and warrants
      granted to consultants and
      vendors                                                       232                                                         232
   Private placement                     1,500           150      6,766                                                       6,916
   Stock warrants issued with bonds                               1,739                                                       1,739
   Other                                                           (344)                                                       (344)
   Translation adjustments                                                                     (92)                             (92)
   Net loss                                                                                              (9,700)             (9,700)
                                    ----------       -------  ---------   ----------     ---------    ---------    ------  --------
Balance, December 31, 2001              12,745       $ 1,276  $  65,751   $   (1,023)    $  (1,079)   $ (36,043)   $ (228) $ 28,654
                                    ==========       =======  =========   ==========     =========    =========    ======  ========

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2001, 2000 and 1999

(Amounts in thousands)

                                                                        2001            2000           1999
                                                                      --------        --------       --------
Cash flows from operating activities:
      Net income (loss)                                               $ (9,700)       $(22,105)      $    932
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
           Depreciation                                                  7,627           6,244          5,228
           Amortization                                                  4,779           4,873          4,121
           Write-off of assets and other                                 1,201           9,852          1,352
           Provision for bad debts                                       4,167           4,034            522
           Provision for obsolete inventory                              3,069           5,061            836
           Amortization of debt discount and debt issue costs            1,787
           Loss on early extinguishment of debt                          3,135
           Gain on disposition of assets                                   (22)           (346)
           Gain on MGA stock sale and system agreement                  (1,334)
           Losses from affiliates                                        1,083             215
           Impairment loss                                               1,702
           Stock options issued to consultants                              79             233
      Changes in assets and liabilities:
           Accounts receivable                                          (2,608)            421          1,402
           Notes receivable - related parties                             (569)           (533)
           Installment sales receivable                                  1,107          (1,752)           352
           Inventories                                                  (2,552)            905         (4,524)
           Prepaid expenses                                                  4             554         (1,887)
           Other assets                                                 (1,403)         (1,200)           (13)
           Trade accounts payable                                         (762)         (2,735)         3,606
           Accrued and other current liabilities                         1,182             914         (1,490)
           Other liabilities                                            (1,500)
           Customer deposits                                              (348)           (797)          (934)
           Deferred revenue                                               (350)            (63)            (7)
           Deferred taxes                                                                              (2,348)
                                                                      --------        --------       --------
Net cash provided by operating activities                                9,774           3,775          7,148
                                                                      --------        --------       --------
Cash flows from investing activities:
      Proceeds from note receivable, divestiture of subsidiary             100           4,418            471
      Cash retained by former subsidiary                                                                 (485)
      Purchase of inventory leased to others                           (12,955)        (20,329)        (5,804)
      Proceeds from sale leaseback transactions                          3,500          11,500
      Proceeds from sale of assets held for sale                                           714
      Purchase of property and equipment                                (2,334)         (1,524)        (3,170)
      Proceeds from sales of property and equipment                        504           2,875            897
      Increase in intangible assets                                     (1,446)         (1,362)        (2,119)
                                                                      --------        --------       --------
Net cash used in investing activities                                  (12,631)         (3,708)       (10,210)
                                                                      --------        --------       --------
Cash flows from financing activities:
      Proceeds from long-term debt and notes payable                    99,670           4,823          6,072
      Principal payments on notes payable and long-term debt           (83,085)         (7,405)        (7,187)
      Debt issuance costs                                               (7,975)
      Proceeds from capital lease transactions                           2,019           3,000
      Principal payments on capital leases                              (2,067)         (1,271)

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2001, 2000 and 1999



                                                                        2001            2000           1999
                                                                      --------        --------       --------
      Principal payments of deferred license fees                         (395)           (395)
      Proceeds from issuance of common stock and warrants                9,352           1,367            493
      Notes receivable - stockholders                                                      228
                                                                      --------        --------       --------
Net cash provided by financing activities                               17,519             347           (622)
                                                                      --------        --------       --------
Increase in cash and cash equivalents                                   14,662             414         (3,684)

Cash and cash equivalents, beginning of period                             462              48          3,732
                                                                      --------        --------       --------
Cash and cash equivalents, end of period                              $ 15,124        $    462       $     48
                                                                      ========        ========       ========

 See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
             For the Years Ended December 31, 2001, 2000 and 1999

(Amounts in thousands)                                              2001           2000          1999
                                                                 -------         ------        ------
Supplemental disclosure of cash flows information:
     Cash paid during the year for:
          Interest                                               $ 8,444         $9,610        $8,832
                                                                 =======         ======        ======
          State and federal taxes                                $   148         $  235        $  161
                                                                 =======         ======        ======
Supplemental schedule of non-cash investing
     and financing activities:
     Issuance of warrants                                                        $1,420
                                                                                 ======
     Perpetual license accrual for PGI and P&S Leasing                                         $2,627
                                                                                               ======
     Deferred taxes on acquisition of perpetual license                                        $1,424
                                                                                               ======
     Reclassify property held for sale                                                         $  781
                                                                                               ======
     Australian foreign currency translation                                                   $  457
                                                                                               ======
     Deposit on assets transferred under contract                                $  141
                                                                                 ======
     Gaming equipment leased to others acquired
          through capital lease                                  $ 2,000         $3,000
                                                                 =======         ======
     Property and equipment acquired through capital
          lease                                                  $    46         $1,125        $1,060
                                                                 =======         ======        ======
     Reclassify inventory to gaming equipment leased to
          others                                                 $12,678         $6,788        $5,804
                                                                 =======         ======        ======
     Deferred license fees                                                                     $2,257
                                                                                               ======
     Write off of installment note and deferred revenue          $ 1,938
                                                                 =======
     Reclassify notes payable from paid in capital               $   341
                                                                 =======
     Reclassify accrued liability to goodwill                    $   269
                                                                 =======
     Cancellation of note receivable from stockholder                                          $  114
                                                                                               ======
     Net investment in subsidiary converted to note
          receivable upon divestiture                                                          $  557
                                                                                               ======
     Credit on State of Utah note payable                        $    44         $   27
                                                                 =======         ======
     Acquisition of Mikohn's Australia subsidiary
         through forgiveness of intercompany obligation          $   518
                                                                 =======
     Divestiture of Mikohn's South America subsidiary,
          net of cash received                                   $   400
                                                                 =======
     Deferred revenue on sale of intellectual property
          rights                                                                 $1,938
                                                                                 ======

See notes to consolidated financial statements

                           MIKOHN GAMING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note: All amounts (dollars and numbers) reported in the Notes to Consolidated Financial Statements are expressed in thousands and are rounded to the nearest thousand (except per share amounts) unless otherwise specified (such as basis points). Additionally, certain amounts reported in prior years have been reclassified to be consistent with the current year's reporting.

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business:

    Mikohn Gaming Corporation (referred throughout these notes, together with its subsidiaries as "Mikohn", "the Company", "we" or "our") was incorporated in May 1986 in Nevada. Mikohn is a leading developer, manufacturer, and marketer of
(i) proprietary branded slot machine and table games, including our Yahtzee(R) and Battleship(R) series of gaming machines and Caribbean Stud(R) table game, and (ii) gaming products, including signage and progressive jackpot systems. The Company's current facilities are in the U.S., the Netherlands, Peru and Australia.

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

     Product Sales.   We have been providing gaming products and equipment
around the world since 1987. First selling progressive jackpot systems, we expanded to sign manufacturing and other related products. Our gaming products are found in almost every major gaming jurisdiction and include:

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

     Business Activity. In 1998, the Company acquired all of the outstanding stock of Progressive Games, Inc. ("PGI"), the developer of Caribbean Stud(R), for an aggregate cash consideration of $35,847. Also acquired were the two exclusive distributors of Caribbean Stud(R) in the major markets of Mississippi and Louisiana, P&S Leasing Corporation, Inc. and P&S Leasing LLC (collectively referred to as "P&S Leasing"), for an aggregate cash consideration of $3,300.
In addition to these proprietary games, the assets of PGI included equipment and other physical property used in the manufacture and distribution of these games and a perpetual license. The perpetual license amounted to $50,952. In 1999, additional perpetual licenses were recorded in the amounts of $3,774 and $293 attributable to the acquisitions of PGI and P&S Leasing, respectively. These amounts were for the Year 2000 costs and international tax withholding issues. See Note 12 - Commitments and Contingencies.

  On November 4, 1999, the Company entered into four agreements with TAB Limited, a publicly traded Australian corporation ("TAB").

  Under a Share Sale Agreement, the Company sold 50% of the issued shares in the capital of its Australian subsidiary, Mikohn Gaming Australasia Pty., Limited ("MGA"), for cash in the amount of $4,889.

  Under the terms of the Share Sale Agreement, the Company was entitled to and did report 100% of the income of MGA for 1999. Therefore, MGA's income statement was included in the Company's consolidated statements of operations and cash flows for 1999. Additionally, due to circumstances surrounding certain put and call options included in the arrangement whereby TAB could put such stock to the Company under certain circumstances, a determination was made that, although a legal transfer of business ownership to TAB occurred, the transaction was not recognized as a sale for accounting purposes. As such, the net assets of MGA were segregated in the balance sheets of the Company in order to properly convey the distinction between the legal effect of the transaction and its accounting treatment.

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

  A System Acquisition and Services Agreement between TAB and the Company required the Company to provide hardware and software to operate a wide area progressive jackpot system in New South Wales, Australia. In the third quarter, the Company completed the project and the provisions relating to the put option held by TAB for its stock in MGA were cancelled. As result, the Company included in other income a net gain of $1,334 relating to the sale of the stock and system project. The Company is to provide certain services to TAB to further enhance the system, for which it will be paid and will provide the hardware component of the system at cost. The Company will receive a software license fee of $(AUD)50.00 per month per device connected to a linked progressive system. The Company expects to commence receiving these revenues in the second quarter of 2002.

  Acquisitions / Divestitures of Subsidiaries. On November 15, 2001, the Company converted $518 of debt owing from MGA into 20,000 shares of MGA, thereby increasing our ownership from 50% to approximately 93%. Prior to this transaction, the Company had accounted for this unconsolidated subsidiary using the equity method whereby the Company would record a 50% share of earnings or losses of this subsidiary. Subsequent to this transaction, the Company now consolidates all accounts of this subsidiary into its consolidated financial statements. From January 1, 2001 to November 15, 2001, approximately $700 was charged to product sales revenues for the equity in losses of this affiliate. For the period November 15, 2001 to December 31, 2001, MGA accounted for approximately $1,000 in revenues, $250 in gross profit and $400 in net loss. The Company acquired current assets of approximately $2,500 (principally inventory) and non-current assets of approximately $1,000 (principally intangible assets). Liabilities, principally accounts payable and accrued liabilities, of approximately $1,000 were assumed. Additionally, the related party receivable from MGA to the Company of approximately $2,800, subsequent to the reduction of $518 of the amount owed from MGA to the Company for the 20,000 shares of MGA, was eliminated from the assets of the Company.

  In October 2001, the Company completed the sale of 50% of its interest in Mikohn Latin America S.A. Certain officers and management of Mikohn Latin America, through RLP Holdings, purchased a 50% interest for approximately $500 in cash and a note. The Company accounts for the financial results of this entity using the equity method since October 2001. Equity in earnings and losses of the affiliate is now charged to revenues on a monthly basis with a corresponding charge to the Company's investment in subsidiary account. Prior to the 50% divestiture, the financial results of Mikohn Latin America were included in the consolidated results of operations. Through September 30, 2001, Mikohn Latin America accounted for approximately $2,200 in revenues, $900 in gross profit, and net income of approximately $100. From October to December 2001, approximately $297 of equity in losses of affiliates is included in product sales revenues. From this divestiture, the Company divested itself, for consolidation accounting purposes, of approximately $2,100 of current assets (principally accounts receivable and inventory), approximately $1,000 of non-current assets (principally property and equipment) and approximately $700 of liabilities (principally accounts payable and accrued liabilities). Additionally, an intercompany payable of approximately $1,300, owed from Mikohn Latin America to the Company at the time of the divestiture, was converted into a note receivable from related party.

   Summary Of Significant Accounting Policies:

     Principles of Consolidation. The consolidated financial statements include the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated. The Company divested a 50% interest in the issued shares in the capital of Mikohn Latin America S.A. at the end of September 2001. Beginning in October 2001, the Company reports this entity's operations under the equity method of accounting. The Company's investment in Mikohn Latin America at December 31, 2001 is approximately $265 and is included in other assets. Additionally, in November 2001, the Company acquired an additional 42.6% interest in the capital of MGA. This subsidiary had previously been accounted for using the equity method. However, because the Company, beginning in November 2001, owns approximately 93% of this subsidiary, the accounts of MGA are consolidated with the accounts of Mikohn Gaming Corporation and other majority-owned subsidiaries.

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

     Notes Receivable - Related Parties. The Company classifies certain receivables from officers and Mikohn Latin America as "notes receivable - related parties". In October 1997, the Board of Directors of the Company (the "Board") authorized a loan in the amount of $122.5 to the chairman of the Company's board of directors at an interest rate of 6.37% secured by 20 shares of the Company's common stock which is due to mature on October 20, 2002. At December 31, 2001 and 2000, the outstanding balance on this loan was $166 and $158, respectively, including accrued interest.

  On December 31, 1999 due to the divestiture of 50% of the issued shares of the capital of MGA, the Company's intercompany balance with MGA was converted to a note receivable with interest at 9.5%; amounts outstanding at December 31, 2000 were $2,669. In November 2001, the Company purchased an additional 42.6% in MGA. Thus at December 31, 2001, the balance of the note receivable is eliminated in consolidation.

  In addition, on October 1, 2001, the Company divested itself of 50% of the issued shares in the capital of Mikohn Latin America S.A. through a sale to RLP Holdings, a company owned by officers and management of Mikohn Latin America. The sale price was $500 and RLP paid $100 with the remaining amount being financed plus interest. Additionally, the Company's intercompany balance with Mikohn Latin America was converted to a note receivable with an interest rate of 12.5%. At December 31, 2001, both the amounts owed from RLP Holdings and the amounts owed from Mikohn Latin America to the Company of $2,234 are included in "notes receivable - related parties" as a long-term note receivable.

     Notes Receivable from Stockholders. In October 1997, the Board adopted resolutions (i) allowing each director and senior officer to purchase up to 20 shares of authorized but unissued restricted Common Stock from the Company at the closing price of $5.687 per share on October 30, 1997 and (ii) authorizing each such person to borrow the price of the shares purchased from the Company. Each purchaser gave the Company a promissory note for a principal amount equal to the purchase price, maturing October 20, 2002 (or at termination of employment by the Company, whichever first occurs), bearing interest at the rate of 6.37% per annum payable annually in arrears on each anniversary date, and secured by a pledge of the shares so purchased. All of the Company's directors except Mr. Campbell and all of its senior officers except Mr. Thompson are participating in the program. Each participating director and officer has borrowed $113.7, representing the aggregate purchase price of 20 shares of Common Stock at $5.687 per share. The balance of the notes receivable from stockholders is classified as a component of stockholders' equity.

     Inventories. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

     Long-Lived Assets. Property and equipment are stated at cost and are depreciated by the straight-line method over the useful lives of the assets, which range from 5 to 39 years. Proprietary slot machines leased to others are generally depreciated over 5 years using the straight-line method. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Management requires long-lived assets that are held and used by the Company to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Patents and Trademarks. The Company capitalizes the cost of developing and defending patents and trademarks. These costs are amortized over the useful life of the patent or trademark.

     Intangible Assets. Intangible assets consist of patent and trademark rights, goodwill, intellectual property rights, covenants not to compete, software costs, license fees and perpetual license. They are recorded at cost and are amortized on a straight-line basis over periods of 5 to 40 years. Management regularly performs reviews to determine if the carrying value of intangible assets is impaired. The purpose of the review is to identify any facts or circumstances, either internal or external, which may indicate that the carrying value of the asset cannot be recovered. To date, no such impairment has been indicated except amounts included in the write-off of assets and other. See Note 9 - Impairment Loss, Write-off of Assets and Other, and Extraordinary Item.

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

     Foreign subsidiaries report their financial results into U. S. dollars by using translation rates at the end of the period for balance sheet accounts, except for those accounts which are required to be reported at historical amounts, and by using an average translation rate for the period for income statement accounts.

     Revenue Recognition.  The Company recognizes revenue as follows:

  Product sales are executed by a signed contract or customer purchase order. Revenue for product sales is recognized upon shipment of the product unless installation is a requirement for contract completion and customer acceptance, in which case revenue is recognized when installation has been completed and accepted by the customer. In certain instances, where the Company installs a product as an accommodation to the customer, the customer will take title to a product at the time of delivery and revenue is recognized for the product at that time.

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

     Equity Instruments Issued to Consultants and Vendors. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18 - Accounting for Equity Instruments That are

Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 - Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The number of uncancelled options issued to consultants at December 31, 2001 was 104.

  In addition, the Company has received from Hasbro and Ripley licensing rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Yahtzee(R), Monopoly(R), Battleship(R), Trivial Pursuit(R) and Ripley's-Believe It or Not!(R). In exchange for these license agreements, the Company granted Hasbro and Ripley warrants to purchase shares of the Company's common stock for each license. See
Note 15 - Stock Based Compensation Plans.

     Related Party Transactions. During 2001, the Company entered into various material transactions with related parties. Specifically, the Company sold approximately $280 of products to its 50% owned affiliate in Latin America subsequent to the Company's divestiture of 50% of this subsidiary on October 1, 2001. Additionally, the Company charged its Latin American affiliate approximately $36 in interest expense. The Company also had significant transactions with its Australian affiliate from prior to the Australian affiliate being consolidated with the Company on November 15, 2001. Specifically, the Company charged its Australian affiliate $172 in interest charges, $213 in royalty fees relating to electronic sales, charges for table games of $465, and $194 in net sales of various products. Approximately $600 of net costs were charged from the Australian affiliate to the Company for various costs from January 1, 2001 to November 15, 2001. During 2000, the Company charged its Australian affiliate $201 in interest charges, $170 in royalty fees relating to electronic sales, charges for table games of $587 and charges for various sales of $218. Approximately $600 of net costs were charged from the Australian affiliate to the Company for various costs during 2000. All sales and expense charges to or from affiliates were deemed be arms-length transactions.

     Research and Development. Costs associated with the development of products are expensed when incurred. Such expenses totaled approximately $4,226, $5,159 and $6,013 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Software Development Capitalization. The Company capitalizes costs related to the development of certain software products that meet the criteria under SFAS No. 86 - Accounting for the Costs of Computer Software to Be Sold, Leased,
or Otherwise Marketed.   Costs capitalized for the years ended December 31, 2001
and  2000 were $667 and $690, respectively.

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

     Reclassifications. Certain amounts in the prior years' consolidated financial statements have been reclassified to make them consistent with the presentation used in 2001.

2.  FAIR VALUES OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amount and estimated fair value of our financial instruments at December 31, 2001:

                                                     Carrying        Estimated
                                                      Amount            FMV
                                                      ------            ---

Assets:
     Notes and installment sales receivable           $  3,474        $  3,297
                                                      ========        ========
Liabilities:
     Long-term debt                                   $104,245        $104,896
                                                      ========        ========

    The estimated fair value of notes and installment sales receivables was calculated by discounting the stream of receipts using discount rates determined by management to reflect the risk, remaining maturities and current comparable market rates of similar notes receivable and contract receivables. The estimated fair value of long-term debt was determined by using quoted market prices and where quoted market prices are not available calculated primarily utilizing the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved.

3.  ACCOUNTS RECEIVABLE

    Accounts receivable at December 31, 2001 and 2000 consist of the following:

                                                   2001           2000
                                                   ----           ----

Trade accounts                                    $20,912        $23,714
Employee                                              318            736
Other                                               2,081            736
                                                  -------        -------
     Subtotal                                      23,311         25,186
Less:  allowance for doubtful accounts             (2,991)        (3,991)
                                                  -------        -------
     Net                                          $20,320        $21,195
                                                  =======        =======

     Included in employee receivables are advances to the chairman of $166 and $279 as of December 31, 2001 and 2000, respectively.

  Changes in the allowance for doubtful accounts for the years ended December 31, 2001 and 2000 are summarized as follows:

                                             2001         2000
                                            -------      -------

Allowance for doubtful accounts -
     beginning                              $(3,991)     $(1,439)
Net consolidated / affiliates                  (162)
Provision for bad debts                      (4,167)      (4,333)
Write-offs                                    5,421        1,797
Recoveries                                      (92)         (16)
                                            -------      -------
Allowance for doubtful accounts -
     ending                                 $(2,991)     $(3,991)
                                            =======      =======

   See Note 10 - Long-Term Debt

4.  INSTALLMENT SALES RECEIVABLE

    The Company finances certain sales. See Note 17 - Concentrations of Credit Risk. The amounts financed during 2001 and 2000 totaled approximately $425 and $4,051, respectively. At December 31, 2001 and 2000, the balance of installment sales receivable was $1,073 and $5,630, of which $981 and $2,724, respectively, were due within 12 months. At December 31, 2001 and 2000, the Company had $638 and $1,064, respectively, in allowance for doubtful accounts for installment sales receivables which are included in the allowance for doubtful accounts reported above. The Company has deferred revenues related to these receivables of $0 and $1,938, as of December 31, 2001 and 2000, respectively.

    See Note 10 - Long-Term Debt

5.  INVENTORIES

    Inventories at December 31, 2001 and 2000 consist of the following:

                                                  2001         2000
                                                -------      -------

Raw materials                                   $13,876      $13,308
Finished goods                                    7,187        9,580
Work-in-progress                                  3,058        6,296
                                                -------      -------
     Subtotal                                    24,121       29,184
Less:  reserve for obsolete inventory            (6,428)      (5,302)
                                                -------      -------
     Total                                      $17,693      $23,882
                                                =======      =======

    Changes in the reserve for obsolete inventory for the years ended December 31, 2001 and 2000 are summarized as follows:

                                          2001        2000
                                        -------      -------

Reserve for obsolete inventory -
     beginning                          $(5,302)     $(1,763)
Provision for obsolete inventory         (3,069)      (5,061)
Write-offs                                1,943        1,522
                                        -------      -------
Reserve for obsolete inventory -
     ending                             $(6,428)     $(5,302)
                                        =======      =======

    See Note 10 - Long-Term Debt

6.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 2001 and 2000 consist of the following:

                                                2001          2000
                                              --------      --------

Land                                          $  1,018      $  1,018
Buildings and leasehold improvements             3,942         3,380
Machinery and equipment                          7,521         8,863
Equipment leased to others                      31,976        20,994
Furniture and fixtures                           8,696         8,918
Transportation equipment                         1,945         2,179
                                              --------      --------
     Subtotal                                   55,098        45,352
Less:  accumulated depreciation                (22,588)      (19,537)
                                              --------      --------
     Total                                    $ 32,510      $ 25,815
                                              ========      ========

     See Note 10 - Long-Term Debt

7.  INTANGIBLE ASSETS

    Intangible assets at December 31, 2001 and 2000 consist of the following:

                                               2001           2000
                                             --------       --------

Perpetual license                            $ 55,019       $ 55,019
Patent and trademark rights                    10,891         10,566
Covenants not to compete                        9,918         10,418
Proprietary property rights                     1,253          1,229
Software costs                                  2,977          2,310
Customer list                                     321
License fees                                    2,357          2,257
                                             --------       --------
     Subtotal                                  82,736         81,799
Less:  accumulated amortization               (19,909)       (16,118)
                                             --------       --------
     Total                                   $ 62,827       $ 65,681
                                             ========       ========

    In 2001 and 2000, $317 and $599 respectively, was spent on patent and trademark rights development and protection.

8.  GOODWILL

    Goodwill at December 31, 2001 and 2000 consists of the following:

                                               2001          2000
                                              -------       -------

Goodwill                                      $ 5,240       $ 6,083
Less:  accumulated amortization                (2,234)       (1,938)
                                              -------       -------
     Total                                    $ 3,006       $ 4,145
                                              =======       =======

    During 2001, goodwill related to the acquisition of Casino Excitement Inc., the Company's exterior sign business, was written-off in the amount of $1,247. Additionally, goodwill related to foreign subsidiaries in the amount of $455 was also written-off. These write-offs were recorded based on a decline in the operations of these businesses and an assessment of impaired values in light of current economic conditions. See Note 9 - Impairment Loss, Write-Off of Assets and Other, and Extraordinary Item.

    During 2000, goodwill related to the acquisitions of Games of Nevada and Trans Sierra Communications, Inc. ("TSC") in the amounts of $545 and $384, net of amortization, respectively, was written off. The write-offs were due to the decline in the Flip-It(R) slot operation and write-down of related inventory, and the decision to discontinue the TSC line of business.

9.  IMPAIRMENT LOSS, WRITE-OFF OF ASSETS AND OTHER, AND EXTRAORDINARY ITEM

    Subsequent to the events of September 11, 2001, the impact of which was felt throughout the worldwide economy, and based on the current economic and business environment relative to financial reporting practices, the Company performed a detailed, comprehensive review of its balance sheet relative to the changed economic and business environment conditions. Specifically identified during this review, management analyzed goodwill assets for impairment, slow moving, excess or obsolete inventories, customer debts in light of changing economic conditions and other miscellaneous assets.

    This review and analysis resulted in the Company taking various charges in its fourth quarter of 2001 for (i) impaired assets (principally goodwill and nonoperating fixed assets of approximately $2,900 included in the "Write-off of Assets and Other" and "Impairment Loss" captions), (ii) receivables, including significant amounts owed from debtors who purchased certain patent and internet rights, for which collectibility is now considered doubtful (approximately $2,800 which is included in the operating income segments), (iii) inventory reserves including those related to the energy crisis and the economic decline (approximately $2,200 included in the operating income segments), (iv) losses incurred in foreign operations due to the collapse of the Argentina economy and softness in the Australasian market (approximately $600 included in revenues) and (v) miscellaneous charges related to medical insurance claims and certain international slot leasing revenues of $1,000 (included in operating income segments).

    In connection with the Company's August, 2001 refinancing and early extinguishment of certain of its outstanding debt obligations, the Company incurred extraordinary charges for the early extinguishment of debt, totaling $3,135, during the year ended December 31, 2001.

    During 2000, as a result of the Company's increased focus on its gaming operations and branded slot machines following the review conducted as part of its strategic repositioning initiative, Mikohn determined that certain of its older non-branded slot machines games, surveillance assets and prepaid royalties related to a licensing agreement had balance sheet costs (primarily long-term assets) in excess of their present realizable value, resulting in a write-off in 2000 of $6,651. Provisions for inventory writedowns of $1,553 and $1,644 relating to the older non-branded Flip-It(TM) product line as well as the Mikohn Classic(TM) slot machines and certain surveillance assets, respectively, have been included in cost of sales in the accompanying consolidated financial statements.

   On March 27, 2001, a jury returned a verdict in favor of Acres Gaming, Inc. ("Acres") against the Company. See Note 12 - Commitments and Contingencies. The jury's award of $1,500 has been included in the accompanying consolidated statement of operations for the year ended December 31, 2000. In addition, the Company has recorded an impairment to the value of capitalized patent costs related to this judgment amounting to $1,700, which has also been included within this balance in the consolidated statement of operations for the year ended December 31, 2000.

    During the year ended December 31, 1999, we incurred a non-recurring asset write-off of $1,352 related to our P&M Coin product line, which includes our Mikohn Classic(TM) slot machine games. During 1999, pursuant to SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to more accurately reflect the value of the P&M Coin slot machine product line, we recorded a write-off of assets of $1,352. These charges included write-offs of both the investment in the product line as well as prepaid royalties associated with the product line.

10. LONG-TERM DEBT

    Long-term debt at December 31, 2001 and 2000 consists of the following:

                                                                            2001          2000
                                                                          --------       -------
    Capital leases collateralized by transportation, gaming and          $  4,288       $ 4,290
manufacturing equipment. This total consists of 18 capital
leases that bear individual interest rates between 4.1% and
13.19% and whose terms are scheduled to mature at various dates through 2006.  The related capitalized cost for these leases was $7,005 at December 31, 2001.

    11.875% Senior Secured Notes due August 15, 2008, each unit            99,433
consisting of $1,000.00 principal amount and one warrant to
purchase four shares of the Company common stock at $7.70 per share.  The notes were issued at $944.33 per unit, plus accrued interest.  Semi-annual interest payments are required to be
made commencing November 1, 2001.

    Term Loans payable to First Source Financial LLP, repaid during                      77,599
2001.

    Revolving loan payable to First Source Financial LLP,                                 4,571
repaid during 2001.

    Unsecured notes payable to individuals.  Interest rate is 10%             185
with maturity dates through 2003.

    Notes payable collateralized by transportation and office                 145
equipment.  Interest rates range from 0% to 12% with maturity dates through 2004.

    Other                                                                     194           638
                                                                         --------       -------
    Total                                                                 104,245        87,098
    Less:  current portion                                                 (2,422)       (2,149)
                                                                         --------       -------
     Long-term portion                                                   $101,823       $84,949
                                                                         ========       =======

    During 2001 the Company issued $105,000 11.875% Senior Secured Notes ("Indenture") due August 15, 2008. Each unit consists of $1,000.00 principal amount of the Indenture and one warrant to purchase four shares of the Company's common stock. The Company pays interest on the notes at an annual rate of 11.875%. Interest payments are due semi-annually, on each May 1, and November 1, beginning November 1, 2001. On or after August 15, 2005, the Company will have the right to redeem all or some of the notes at a price that will decrease over time from 105.938% of the principal amount in 2005 to 100% of the principal amount in 2007, plus accrued and unpaid interest. The Indenture includes a covenant whereby the Company is to maintain $5,000 of available liquidity as defined in the Indenture. The Company is in compliance with this covenant as of December 31, 2001. The notes are secured by a security interest in certain of the Company's assets and certain assets of the Guarantor Subsidiaries.
Following each fiscal year if the Company has excess cash flow for such fiscal year, we will offer to purchase up to an aggregate principal amount of notes equal to 50% of such excess cash flow at a price equal to 100% of the principal amount, plus accrued and unpaid interest.

    Each warrant issued entitles the holder to purchase four shares of our common stock at a price of $7.70. The warrants will expire on August 15, 2008. The fair market value of the warrants at date of issue was recorded as additional paid in capital.

    During 2001, the Company entered into two sale-leaseback transactions with various third party finance companies. The transactions involve gaming equipment, have terms of 40 months and 44 months and are being treated as capital leases. Proceeds from these sale-leaseback transactions totaled $2,000.

    During 2000, the Company entered into two sale-leaseback transactions with various third party finance companies. The transactions involve gaming equipment, have a term of 40 months and are being treated as capital leases. Proceeds from these sale-leaseback transactions totaled $3,000.

    Following is the long-term debt maturity schedule:

    2002                        $  2,422
    2003                           1,653
    2004                             681
    2005                              53
    2006                               3
    Thereafter                    99,433
                                --------
     Total                      $104,245
                                ========

11. DEFERRED LICENSE FEES

    Deferred license fees at December 31, 2001 and 2000 consist of the following:

                                     2001          2000
                                    ------        ------

Total                               $1,467        $1,862
Less current portion                  (447)         (451)
                                    ------        ------
     Long-term portion              $1,020        $1,411
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

    Under separate license agreements executed in conjunction with the settlement agreement, Shuffle Master licensed certain of its intellectual property to Mikohn including rights under its coin sensing patents and multi-tiered game wagering patents. For these rights, Mikohn agreed to pay Shuffle Master future noncancellable royalties of approximately $580 per year over the next three years including interest.

    Following is the schedule of license payments:

    2002                             $   451
    2003                                 451
    2004                                 451
                                     -------
     Total                           $ 1,353
                                     =======

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

12. COMMITMENTS AND CONTINGENCIES

    We lease certain of our facilities and equipment under various agreements for periods through the year 2017. The following schedule shows the future minimum rental payments required under these operating leases, which have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001:

    2002                              $ 9,026
    2003                                8,772
    2004                                3,983
    2005                                2,191
    2006                                2,126
    Thereafter                         11,348
                                      -------
     Total                            $37,446
                                      =======

    Rent expense was $7,663, $3,984 and $3,195 for the years ended December 31, 2001, 2000 and 1999, respectively.

    During 2001, the Company entered into a series of sale-leaseback transactions with various third party finance companies. The transactions involve gaming equipment, have a term of 40 months, a fair value purchase option at the end of the term, and are being accounted for as operating leases. Proceeds from these sale-leaseback transactions totaled $3,500. The Company has recorded deferred gains from these transactions totaling $651 which are being amortized, straight line, over the term of the respective leases as a reduction in rental expense.

    During 2000, the Company entered into a series of sale-leaseback transactions with various third party finance companies. The transactions involve gaming equipment, have a term of 40 months, a fair value purchase option at the end of the term, and are being treated as operating leases. Proceeds from these sale-leaseback transactions totaled $11,500. The Company has recorded deferred gains from these transactions totaling $1,902 which are being amortized, straight line, over the term of the respective leases as a reduction in rental expense.

    Also during 2000, the Company entered into a sale-leaseback transaction with respect to one of its buildings in Las Vegas, Nevada, with a term of 17 years and a fair value purchase option at the end of the term. The leaseback is being accounted for as an operating lease. Proceeds from the sale-leaseback transaction were $2,668. The Company has recorded a deferred gain from this transaction of $269 which is being amortized, straight line over the term of the lease as a reduction in rental expense. The lease agreement contains a minimum net worth requirement; if net worth falls below a certain threshold, the Company
must provide to the landlord a letter of credit.   During the year ended
December 31, 2001, the

Company's minimum net worth did not meet the requirements under the rental agreement. Because of the violation, the Company paid $800 for a letter of credit to secure future rent payments to the landlord and potentially could be obligated to purchase an additional $2,200 letter of credit.

    The Company plans to purchase inventory for lease to others only to the extent that specific machines not currently on lease or participation at casinos are used or based on contractual commitments with the supplier of its gaming machines. The Company, in March 2002, entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for a new slot machine introduction. These purchases will total approximately $4,000. Presently, the Company owns or leases approximately 500 machines which are not currently in use at casinos. Planned purchases for slot machines (inventory leased to others), therefore, for 2002 should be significantly less than in 2001.

    The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations including those noted below.

    We were a plaintiff in a suit entitled Mikohn Gaming Corporation v. Acres Gaming, Inc., Case No. CV-S-97-1383-EJW, brought in the United States District Court for the District of Nevada This action was filed October 2, 1997 seeking, among other things, a declaratory judgment that our MoneyTime(TM) game did not infringe a patent issued to Acres Gaming in August 1997. Subsequent to the filing of this action, three additional patents were issued to Acres Gaming. As each patent was issued, Acres Gaming brought a separate suit against Mikohn for patent infringement. All three suits were ultimately consolidated with the first action. The consolidated action went to trial before a jury on March 14, 2001. On March 27, 2001, the jury returned a verdict finding that we infringed two of the four patents and awarded Acres Gaming damages of $1,500. We initially appealed the verdict to the Federal Circuit Court of Appeals but in December 2001 reached a settlement resulting in a dismissal of that appeal, the payment of $1,500 to Acres and the execution of a license agreement allowing our use of the Acres' patents going forward.

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

13. INCOME TAXES

    The provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 consist of:

                                     2001       2000      1999
                                     ----       ----      ----

Current                              $   -      $   -    $ 2,006
Deferred                                                  (2,348)
                                     -----      -----    -------
     Total provision (benefit)       $   -      $   -    $  (342)
                                     =====      =====    =======

    The provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                                2001       %         2000       %          1999       %
                                                ----       -         ----       -          ----       -
Amount at statutory rate                     $(3,395)     35.0%   $(7,737)     35.0%      $ 206       35.0%
Adjustments:
     State income tax and other                 (142)      1.5%      (150)      0.7%         19        3.2%
     Non-deductible expenses                      47      -0.5%        98      -0.4%         61       10.3%
     Prior year adjustment of deferred
          tax                                  3,719     -38.4%      (682)      3.1%
     Tax credits                                (200)      2.1%        16      -0.1%       (628)    -106.4%
     Valuation allowance                         (29)      0.3%     8,455     38.30%
                                             -------              -------                 -----
          Total provision (benefit)          $     -      -0.0%   $     -       0.0%      $(342)     -57.9%
                                             =======              =======                 =====

    The components of the net deferred tax liability at December 31, 2001 and 2000 consist of the following:

                                                           2001         2000
                                                           ----         ----
Deferred tax assets:
     Current:
          Inventory book / tax differences                $ 3,961      $ 2,832
          Prepaid expenses and other                        1,221        1,540
          Patent litigation                                    93        1,120
                                                          -------      -------
               Subtotal                                     5,275        5,492
                                                          -------      -------
     Noncurrent:
          Deferred revenue                                    382        1,538
          Tax credits                                       1,354          798
          Intangible assets                                   294        2,033
          Net operating loss carryforward                   9,946        5,866
          Valuation allowance                              (8,426)      (8,455)
                                                          -------      -------
               Subtotal                                     3,550        1,780
                                                          -------      -------
                    Total deferred tax assets               8,825        7,272
                                                          -------      -------
Deferred tax liabilities:
     Current:
          Prepaid assets and other                                          14
                                                          -------      -------
               Subtotal                                                     14
                                                          -------      -------
     Noncurrent:
          Perpetual license                                17,939       18,168
          Sale leaseback                                    1,245
          Property and equipment and other                  2,442        1,891
                                                          -------      -------
              Subtotal                                     21,626       20,059
                                                          -------      -------
                   Total deferred tax liabilities          21,626       20,073
                                                          -------      -------
                        Net deferred tax liability        $12,801      $12,801
                                                          =======      =======

    At December 31, 2001, the Company had federal and alternative minimum tax ("AMT") net operating loss carryforwards of $26,524 and $15,521, which will begin to expire after the year ended December 31, 2018. The Company also had General Business and AMT tax credit carryforwards of $1,073 and $281, respectively. At December 31, 2001, a valuation allowance was recorded to reduce the deferred tax asset because recognition of the tax benefit could not be assured.

14. EARNINGS PER SHARE

    The following table reflects the Company's basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999:

                                              2001          2000       1999
                                              ----          ----       ----

  Net income (loss)                          $(9,700)     $(22,105)   $   932
                                             =======      ========    =======
  Weighted average number of shares
     outstanding:
     Basic                                    11,750        10,968     10,720
     Assumed conversion of stock options                                   64
                                             -------      --------    -------
     Diluted                                  11,750        10,968     10,784
                                             =======      ========    =======
   Earnings per share:
      Basic                                  $ (0.83)     $  (2.02)   $  0.09
                                             =======      ========    =======
      Diluted                                $ (0.83)     $  (2.02)   $  0.09
                                             =======      ========    =======

    For the years ended December 31, 2001 and 2000, the Company had both stock options and warrants issued to directors, employees, consultants, licensors and a supplier which were not included in the above-assumed conversion to stock options. To have included such stock options and warrants in the computation of earnings per share would have been anti-dilutive to the Company's loss per share.

15. STOCK BASED COMPENSATION PLANS

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

  Had compensation cost for these plans been determined in accordance with SFAS No. 123 -Accounting for Stock - Based Compensation ("Statement 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                   2001           2000            1999
                                -----------    -----------     ----------
   Net income (loss):
      As reported               $   (9,700)    $  (22,105)     $     932
                                ==========     ==========      =========
      Proforma                  $  (10,625)    $  (23,089)     $     126
                                ==========     ==========      =========

   Earnings (loss) per share:
      As reported -
        Basic                   $    (0.83)    $    (2.02)     $    0.09
                                ==========     ==========      =========
        Diluted                 $    (0.83)    $    (2.02)     $    0.09
                                ==========     ==========      =========

      Proforma -
        Basic                   $    (0.90)    $    (2.11)     $    0.01
                                ==========     ==========      =========
        Diluted                 $    (0.90)    $    (2.11)     $    0.01
                                ==========     ==========      =========

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1999 through 2001 grants: risk-free interest at the date of grant which ranged from 3.5% to 7.78%; expected dividend yield of 0.0%; expected lives from 1 to 6 years; and expected volatility between 50 and 60 percent.

  A summary of the status of the Company's stock option plans at December 31, 2001, 2000 and 1999 and changes during the years then ended is presented in the table below:

(Amounts in thousands                            2001                    2000                   1999
                                                 ----                    ----                   -----
except per option amounts)                           Wtd. Avg.                Wtd. Avg.                Wtd. Avg.
                                                     Exercise                 Exercise                 Exercise
                                         Options       Price      Options       Price      Options       Price
                                         -------     ---------    -------     ---------    -------     ---------
Director Plan:
--------------
Options, beginning of year                   215       $5.9707        160       $5.6384        110       $6.8796
Granted                                       60        5.1000         55        6.9375         50        2.9076
Exercised
Cancelled
                                          ------                   ------                   ------
Options, end of year                         275        5.7807        215        5.9707        160        5.6384
                                          ======                   ======                   ======

Exercisable at end of year                   162        6.0656        113        6.2496         67        7.3242
                                          ======                   ======                   ======

Weighted average ("Wtd. Avg.")
fair value of options granted
during the year                                        $3.7415                  $4.8879                  $2.1266


Employee Plan:
--------------
Options, beginning of year                 1,763       $5.7142      1,954       $5.7493      1,950       $5.9662
Granted                                      534        4.3442        394        5.5053        250        3.9950
Exercised                                    (67)       4.0714       (194)       4.2982        (28)       3.8418
Cancelled                                   (340)       4.6726       (391)       6.3822       (218)       5.9193
                                          ------                   ------                   ------
Options, end of year                       1,890        5.5726      1,763        5.7142      1,954        5.7493
                                          ======                   ======                   ======

Exercisable at end of year                   978        4.5772        827        4.4496        930        5.1594
                                          ======                   ======                   ======

Weighted average fair value of
options granted during the year                        $3.2064                  $4.1568                  $2.9355

  The following table summarizes information concerning options outstanding and options exercisable as of December 31, 2001:

(Amounts in thousands                     Options Outstanding                         Options Exercisable
                                          -------------------                         -------------------
except per option amounts)                     Weighted
                                                Average        Weighted                     Weighted
                                  Number       Remaining       Average        Number         Average
                                    of        Contractual      Exercise         of          Exercise
Range of Exercise Prices          Options        Life           Price         Options         Price
------------------------          -------        ----           -----         -------         -----
Director Plan:
-------------
$2.7500 - $4.0630                       52            7.2       $ 2.9496            36        $ 2.9694
$4.3750 - $5.5000                      116            7.3         4.9440            56          4.7768
$7.2500 - $9.2500                       97            7.5         7.1141            60          7.2213
$17.2500                                10            1.9        17.2500            10         17.2500
                                  --------                                     -------
                                       275                                         162
                                  ========                                     =======

Employee Plan:
-------------
$3.0000 - $4.5000                    1,269            6.3       $ 4.0759           731        $ 4.0994
$4.5625 - $6.7500                      514            9.5         4.2201           186          5.2755
$6.8750 - $10.0000                     107            6.6         7.9451            61          8.1976
                                  --------                                     -------
                                     1,890                                         978
                                  ========                                     =======

  Along with the above-discussed stock option plans, the Company may from time to time grant stock warrants to various licensors and as well as other individuals with whom the Company does business. In 1998, the Company entered into various licensing agreements with Hasbro, Inc. and Hasbro, International, Inc. (together, "Hasbro") which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Yahtzee(R), Monopoly(R) and Battleship(R). In exchange for these license agreements, the Company granted Hasbro warrants to purchase up to 125 shares of Company common stock for each license. At December 31, 2001, warrants to purchase 375 shares of the Company's common stock were vested with a fair market value of $1,420. In connection with licenses to other properties, the Company has issued an additional 875 warrants not vested at
December 31, 2001.   In addition, the Company entered into an licensing
agreement with Ripley Entertainment which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademark for Ripley's Believe It or Not!(R).
At December 31, 2001, warrants to purchase 35 shares of the Company's common stock were vested with a fair market value of $153.


16. BENEFIT PLANS

  Certain employees of Casino Excitement, Inc., a wholly-owned subsidiary of the Company, are covered by union-sponsored, collectively bargained, multi-employer, defined benefit plans. The Company's contributions to these plans, as determined in accordance with the provisions of the negotiated labor contracts based on the hours worked, for 2001, 2000 and 1999 were $348, $347 and $401, respectively.

  The Company adopted a savings plan (the "401(k) Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees who are not covered by a collective bargaining unit. The Company's matching contributions for 2001, 2000 and 1999 were $163, $167 and $162, respectively.

17. CONCENTRATIONS OF CREDIT RISK

  The financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts and installment sales receivable. Product sales are primarily to casinos and gaming equipment manufacturers.

  At December 31, 2001, accounts and installment sales receivable on a operations basis are as follows:

                                                  Installment
                                     Accounts        Sales
                                    Receivable    Receivable       Total
                                    ----------    ----------       -----
Trade receivables:
     Gaming Operations              $   6,514     $      -       $  6,514
     Product Sales                     14,398        1,073         15,471
                                    ---------     --------       --------
          Trade receivables            20,912        1,073         21,985
                                    ---------     --------       --------

Other receivables:
     Other                              2,399                       2,399
                                    ---------     --------       --------
          Subtotal                      2,399                       2,399
                                    ---------     --------       --------

                                    $  23,311     $  1,073       $ 24,384
                                    =========     ========       ========


18. GUARANTOR FINANCIAL STATEMENTS

  On August 22, 2001, the Company completed the private placement of $105,000 of its 11.875% Senior Secured Notes due 2008 and warrants to purchase an aggregate of 420 shares of its common stock at a price of $7.70 per share. In addition, on August 10, 2001, the Company completed the sale of 1,500 shares of its common stock to institutional investors in a private placement for $8,250.

  A significant portion of the proceeds from the above transactions were used to retire certain term loans and other credit facili ties approximating $83,000.

  The Company's domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the Senior Secured Notes. The financial statements for the guarantor subsidiaries follows:

                           MIKOHN GAMING CORPORATION
                     CONSOLIDATING CONDENSED BALANCE SHEET


(Amounts in thousands)                                                  December 31, 2001
                                             -----------------------------------------------------------------------------
                                                            Guarantor      Non-Guarantor
                                              Parent      Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                             ---------    -------------    --------------    -------------    ------------
                 ASSETS
Current Assets:
      Cash                                  $  14,354         $   (267)          $ 1,037        $       -        $  15,124
      Accounts receivable, net                 11,769            6,724             1,827                            20,320
      Inventories, net                          7,729            7,298             2,666                            17,693
      Other current assets                      3,180            6,747               218                            10,145
                                            ---------         --------           -------        ---------        ---------
            Total current assets               37,032           20,502             5,748                            63,282
                                            ---------         --------           -------        ---------        ---------

Property and equipment, net                    10,824           21,276               410                            32,510
Intangible assets                              60,048            5,389               396                            65,833
Investments in subsidiaries                    14,017                                             (13,754)             263
Other assets                                   11,864            1,835                                              13,699
                                            ---------         --------           -------        ---------        ---------

          Total assets                      $ 133,785         $ 49,002           $ 6,554        $ (13,754)       $ 175,587
                                            =========         ========           =======        =========        =========

          LIABILITIES AND
           STOCKHOLDERS'
             EQUITY
Current liabilities                         $  15,446         $  6,677           $ 2,697        $       -        $  24,820
Intercompany transactions                     (26,845)          22,458             4,387                                 -
                                            ---------         --------           -------        ---------        ---------
     Total current liabilities                (11,399)          29,135             7,084                            24,820

Long-term debt, net of original
     issue discount of $5,567                  99,847            1,905                71                           101,823
Other liabilities, long term                    1,035            1,179                                               2,214
Deferred tax liability - noncurrent            15,648            2,428                                              18,076

     Stockholders' equity                      28,654           14,355              (601)         (13,754)          28,654
                                            ---------         --------           -------        ---------        ---------
          Total liabilities and
               stockholders' equity         $ 133,785         $ 49,002           $ 6,554        $ (13,754)       $ 175,587
                                            =========         ========           =======        =========        =========

                                                                        December 31, 2000
                                             -----------------------------------------------------------------------------
                                                            Guarantor      Non-Guarantor
                                              Parent      Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                             ---------    -------------    --------------    -------------    ------------
                 ASSETS
Current Assets:
      Cash                                  $     540         $   (375)          $   297         $      -        $     462
      Accounts receivable, net                 11,601            7,332             2,262                            21,195
      Inventories, net                          9,641           12,515             1,726                            23,882
      Other current assets                      7,375            7,124               195                            14,694
                                            ---------         --------           -------        ---------        ---------
          Total current assets                 29,157           26,596             4,480                            60,233

Property and equipment, net                    11,156           14,112               547                            25,815
Intangible assets                              62,817            7,009                                              69,826
Investments in subsidiaries                     8,984                                              (8,584)             400
Other assets                                    8,921            1,551                                              10,472
                                            ---------         --------           -------        ---------        ---------
          Total assets                      $ 121,035         $ 49,268           $ 5,027         $ (8,584)       $ 166,746
                                            =========         ========           =======         ========        =========

       LIABILITIES AND
        STOCKHOLDERS'
          EQUITY
Current liabilities                         $  16,702         $  4,659           $ 1,895         $      -        $  23,256
Intercompany transactions                     (33,915)          30,086             3,829                                 -
                                            ---------         --------           -------        ---------        ---------
     Total current liabilities                (17,213)          34,745             5,724                            23,256

Long-term debt                                 83,127            1,807                15                            84,949
Other liabilities, long term                    8,082            2,975                                              11,057
Deferred tax liability -- noncurrent           17,833              446                                              18,279

     Stockholders' equity                      29,206            9,295              (712)          (8,584)          29,205
                                            ---------         --------           -------        ---------        ---------
          Total liabilities and
               stockholders' equity         $ 121,035         $ 49,268           $ 5,027         $ (8,584)       $ 166,746
                                            =========         ========           =======         ========        =========

                           MIKOHN GAMING CORPORATION
               CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)                                                                December 31, 2001
                                                       -----------------------------------------------------------------------------
                                                                      Guarantor      Non-Guarantor
                                                         Parent     Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                                         ------     ------------      ------------    -------------     ------------
Revenues                                               $  63,430      $  49,990        $   9,947        $ (12,310)       $ 111,057
Cost of sales                                             30,058         23,681            6,603           (7,915)          52,427
Selling, general and administrative Expenses              29,102         19,713            3,376                            52,191
Impairment loss                                              146          1,247              309                             1,702
Write-off of assets and other                                895            306                                              1,201
                                                       ---------      ---------        ---------        ---------        ---------
    Operating income                                       3,229          5,043             (341)          (4,395)           3,536

Equity in earnings of subsidiaries                        (2,359)                                           2,359                -
Interest expense                                         (11,181)          (316)            (232)                          (11,729)
Other income and (expense)                                 1,566            112              (50)                            1,628
                                                       ---------      ---------        ---------        ---------        ---------
    Income before income taxes and extraordinary item     (8,745)         4,839             (623)          (2,036)          (6,565)

Income tax (provision) benefit                             2,180         (2,180)                                                 -
                                                       ---------      ---------        ---------        ---------        ---------

Income before extraordinary item                          (6,565)         2,659             (623)          (2,036)          (6,565)
Extraordinary item, net of taxes                          (3,135)                                                           (3,135)
                                                       ---------      ---------        ---------        ---------        ---------
    Net income                                         $  (9,700)     $   2,659        $    (623)       $  (2,036)       $  (9,700)
                                                       =========      =========        =========        =========        =========

                                                                           Twelve Months Ended December 31, 2000
                                                       -----------------------------------------------------------------------------
                                                                      Guarantor      Non-Guarantor
                                                         Parent     Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                                         ------     ------------      ------------    -------------     ------------
Revenues                                               $  64,353      $  41,878        $   8,702        $ (14,167)       $ 100,766
Cost of sales                                             27,580         29,800            7,394          (10,110)          54,664
Selling, general and administrative Expenses              31,382         13,596            2,803                            47,781
Write-off of assets and other                              5,921          3,931                                              9,852
                                                       ---------      ---------        ---------        ---------        ---------
          Operating income (loss)                           (530)        (5,449)          (1,495)          (4,057)         (11,531)

Equity in earnings of subsidiaries                       (10,611)                                          10,611                -
Interest expense                                         (10,105)          (326)             (85)                          (10,516)
Other income and (expense)                                    71            (70)             (59)                              (58)
                                                       ---------      ---------        ---------        ---------        ---------
    Income before income taxes and extraordinary item    (21,175)        (5,845)          (1,639)           6,554          (22,105)

Income tax provision                                        (930)           930                                                  -
                                                       ---------      ---------        ---------        ---------        ---------
Income before extraordinary item                         (22,105)        (4,915)          (1,639)           6,554          (22,105)

Extraordinary item, net of taxes                                                                                                 -
                                                       ---------      ---------        ---------        ---------        ---------

     Net income (loss)                                 $ (22,105)     $  (4,915)       $  (1,639)       $   6,554        $ (22,105)
                                                       =========      =========        =========        =========        =========

                                                                           Twelve Months Ended December 31, 1999
                                                       -----------------------------------------------------------------------------
                                                                      Guarantor      Non-Guarantor
                                                         Parent     Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                                         ------     ------------      ------------    -------------     ------------
Revenues                                               $  62,986      $  37,513        $  19,447        $ (13,062)       $ 106,884
Cost of sales                                             28,718         22,368           13,862          (10,102)          54,846
Selling, general and administrative Expenses              26,963          9,484            5,217              302           41,966
Write-off of assets and other                                             1,352                                              1,352
                                                       ---------      ---------        ---------        ---------        ---------
          Operating income (loss)                          7,305          4,309              368           (3,262)           8,720
Equity in earnings of subsidiaries                          (255)                                             255                -
Interest expense                                          (8,659)          (110)             (81)                           (8,850)
Other income and (expense)                                    93            473              154                               720
                                                       ---------      ---------        ---------        ---------        ---------
    Income before income taxes and extraordinary item     (1,516)         4,672              441           (3,007)             590

Income tax provision                                       2,448         (2,106)                                               342
                                                       ---------      ---------        ---------        ---------        ---------
Income before extraordinary item                             932          2,566              441           (3,007)             932

Extraordinary item, net of taxes                                                                                                 -
                                                       ---------      ---------        ---------        ---------        ---------

     Net income (loss)                                 $     932      $   2,566        $     441        $  (3,007)       $     932
                                                       =========      =========        =========        =========        =========

                           MIKOHN GAMING CORPORATION
                 CONSOLIDATING CONDENSED CASH FLOW STATEMENTS

(Amounts in thousands)                                                   For the Twelve Months Ended December 31, 2001
                                                           -------------------------------------------------------------------------
                                                                         Guarantor    Non-Guarantor
                                                             Parent    Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                             ------    ------------    ------------    -------------    ------------
Net cash provided by (used in) operating activities        $    (959)    $   9,519      $   1,214        $       -       $   9,774
                                                           ---------     ---------      ---------        ---------       ---------

Cash flows from investing activities:
  Purchase of inventory for lease to others                                (12,955)                                        (12,955)
  Proceeds from sale-leaseback transactions                                  3,500                                           3,500
  Purchase of property and equipment                          (1,458)         (770)          (106)                          (2,334)
  Proceeds from note receivable, sale of subsidiary              100                                                           100
  Other investing activities                                  (1,065)          123                                            (942)
                                                           ---------     ---------      ---------        ---------       ---------
    Net cash (used in) provided by investing activities       (2,423)      (10,102)          (106)                         (12,631)
                                                           ---------     ---------      ---------        ---------       ---------

Cash flows from financing activities:
  Proceeds from long-term debt                                99,410                          260                           99,670
  Debt issuance costs                                         (7,975)                                                       (7,975)
  Principal payments on long-term debt                       (82,450)                        (635)                         (83,085)
  Proceeds from issuance of common stock and warrants          9,352                                                         9,352
  Other financing activities                                  (1,141)          691              7                             (443)
                                                           ---------     ---------      ---------        ---------       ---------
    Net cash provided by (used in) financing activities       17,196           691           (368)                          17,519
                                                           ---------     ---------      ---------        ---------       ---------
    Increase in cash and cash equivalents                     13,814           108            740                           14,662
Cash and cash equivalents, beginning of period                   540          (375)           297                              462
                                                           ---------     ---------      ---------        ---------       ---------
Cash and cash equivalents, end of period                   $  14,354     $    (267)     $   1,037        $       -       $  15,124
                                                           =========     =========      =========        =========       =========

                                                                         For the Twelve Months Ended December 31, 2000
                                                           -------------------------------------------------------------------------
                                                                         Guarantor    Non-Guarantor
                                                             Parent    Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                             ------    ------------    ------------    -------------    ------------

Net cash provided by (used in) operating activities        $  (3,534)    $   6,942      $     367        $       -       $   3,775
                                                           ---------     ---------      ---------        ---------       ---------

Cash flows from investing activities:
  Purchase of inventory for lease to others                                (20,329)                                        (20,329)
  Proceeds from sale-leaseback transactions                                 11,500                                          11,500
  Purchase of property and equipment                          (1,304)          (69)          (151)                          (1,524)
  Proceeds from note receivable, sale of subsidiary            4,418                                                         4,418
  Other investing activities                                     648         1,579                                           2,227
                                                           ---------     ---------      ---------        ---------       ---------
    Net cash (used in) provided by investing activities        3,762        (7,319)          (151)               -          (3,708)
                                                           ---------     ---------      ---------        ---------       ---------

Cash flows from financing activities:
  Proceeds from long-term debt                                 4,823                                                         4,823
  Debt issuance costs                                                                                                            -
  Principal payments on long-term debt                        (5,172)       (1,781)          (452)                          (7,405)
  Proceeds from issuance of common stock and warrants          1,367                                                         1,367
  Other financing activities                                    (751)        2,328            (15)                           1,562
                                                           ---------     ---------      ---------        ---------       ---------
    Net cash provided by (used in) financing activities          267           547           (467)               -             347
                                                           ---------     ---------      ---------        ---------       ---------
    Increase in cash and cash equivalents                        495           170           (251)                             414
Cash and cash equivalents, beginning of period                    45          (545)           548                               48
                                                           ---------     ---------      ---------        ---------       ---------
Cash and cash equivalents, end of period                   $     540     $    (375)     $     297        $       -       $     462
                                                           =========     =========      =========        =========       =========

                                                                           For the Twelve Months Ended December 31, 1999
                                                             -----------------------------------------------------------------------
                                                                                             Non-
                                                                          Guarantor       Guarantor
                                                              Parent    Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                             --------   -------------   -------------   ------------   -------------
Net cash provided by operating activities                    $  2,055      $  5,073        $     20       $      -       $   7,148
                                                             --------      --------        --------       --------       ---------
Cash flows from investing activities:
     Purchase of inventory for lease to others                   (360)       (5,444)                                        (5,804)
     Proceeds from sale-leaseback transactions                                                                                   -
     Purchase of property and equipment                        (2,808)                         (362)                        (3,170)
     Proceeds from note receivable, sale of subsidiary            471                                                          471
     Other investing activities                                (1,819)          597            (485)                        (1,707)
                                                             --------      --------        --------       --------       ---------
          Net cash used in investing activities                (4,516)       (4,847)           (847)             -         (10,210)
                                                             --------      --------        --------       --------       ---------

Cash flows from financing activities:
     Proceeds from long-term debt                               4,280         1,792                                          6,072
     Debt issuance costs                                                                                                         -
     Principal payments on long-term debt                      (4,838)       (2,007)           (342)                        (7,187)
     Proceeds from issuance of common stock and warrants          493                                                          493
     Other financing activities                                                                                                  -
                                                             --------      --------        --------       --------       ---------
          Net cash used in financing activities                   (65)         (215)           (342)             -            (622)
                                                             --------      --------        --------       --------       ---------

          Increase in cash and cash equivalents                (2,526)           11          (1,169)                        (3,684)
Cash and cash equivalents, beginning of period                  2,571          (556)          1,717                          3,732
                                                             --------      --------        --------       --------       ---------
Cash and cash equivalents, end of period                     $     45      $   (545)       $    548       $      -       $      48
                                                             ========      ========        ========       ========       =========

SEGMENT REPORTING

     The Company's worldwide operations are concentrated in two principal business segments: Gaming Operations and Product Sales. The Gaming Operations business segment was established in 1993 to develop, acquire, manufacture and distribute proprietary games, and these games have become increasingly important to its business. Increased attention has been given to Gaming Operations because of the high recurring revenues and profit margin potential for this business line. Mikohn owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases either provide for a fixed rental payment or a participation in the game's operating results. Sales of proprietary games are reflected in the reported results of the Company's Product Sales business segment, while revenues derived from leases are included in the results of its Gaming Operations business segment. The Company's Product Sales business segment has been providing gaming products and equipment around the world since 1987. First it sold progressive jackpot systems and then it expanded to sign manufacturing as well as other related products. Its gaming products are found in almost every major gaming jurisdiction and include: (i) interior casino signage, exterior signage and electronic components used in progressive jackpot systems, (ii) player tracking and information gathering and control systems and (iii) gaming machines for sale. A 50% interest in the stock of the Company's Australian operation was divested late in 1999 and, therefore, only 50% of MGA's net loss after taxes is included in revenues effective in 2000. Effective November 2001, the Company owns approximately 93% of MGA and the entity is consolidated at that point. The accounting policies of the segments are the same as those described in Note 1 -Description of Business and Summary of Significant Accounting Policies. All inter-segment transactions have been eliminated.

     Business segment information for the years ended December 31, 2001, 2000 and 1999 consists of:


                 Business Segments:                                 2001                   2000                    1999
                 ------------------                                 ----                   ----                    ----
Revenue:
     Gaming operations                                           $   44,074             $   34,796              $   25,256
     Product sales:
          Signage and electronic components                          58,037                 56,898                  61,367
          Player tracking and information gathering                   5,705                  4,747                  12,756
          Gaming machines                                             3,241                  4,325                   7,505
                                                                 ----------             ----------              ----------
                                                                     66,983                 65,970                  81,628
                                                                 ----------             ----------              ----------

                 Total                                           $  111,057             $  100,766              $  106,884
                                                                 ==========             ==========              ==========

Gross profit:
     Gaming operations                                           $   36,416             $   28,291              $   22,979
     Product sales                                                   22,214                 17,811                  29,059
                                                                 ----------             ----------              ----------

          Total                                                  $   58,630             $   46,102              $   52,038
                                                                 ==========             ==========              ==========

Operating income (loss):
     Gaming operations                                           $   15,738             $   14,651              $   11,660
     Product sales                                                    3,561                 (2,404)                 10,678
                                                                 ----------             ----------              ----------
          Subtotal                                                   19,299                 12,247                  22,338
     Impairment losses                                               (1,702)
     Write-off of assets and other                                   (1,201)                (9,852)                 (1,352)
     Corporate                                                      (12,860)               (13,926)                (12,266)
                                                                 ----------             ----------              ----------

          Total                                                  $    3,536             $  (11,531)             $    8,720
                                                                 ==========             ==========              ==========

                 Business Segments:                                 2001                   2000                    1999
                 ------------------                                 ----                   ----                    ----
Depreciation and amortization:
     Gaming operations                                           $    7,730             $    6,346              $    4,832
     Product sales                                                    1,419                  1,592                   2,030
                                                                 ----------             ----------              ----------
          Subtotal                                                    9,149                  7,938                   6,862
     Corporate                                                        3,257                  3,179                   2,487
                                                                 ----------             ----------              ----------

          Total                                                  $   12,406             $   11,117              $    9,349
                                                                 ==========             ==========              ==========

Assets:
     Gaming operations                                           $   95,572             $  100,112              $   91,103
     Product sales                                                   41,264                 44,748                  50,947
                                                                 ----------             ----------              ----------
          Subtotal                                                  136,836                144,860                 142,050
     Corporate                                                       38,751                 21,886                  36,245
                                                                 ----------             ----------              ----------

          Total                                                  $  175,587             $  166,746              $  178,295
                                                                 ==========             ==========              ==========

Capital expenditures:
     Gaming operations                                           $   13,926             $    9,788              $    6,002
     Product sales                                                    1,922                  1,315                   2,698
                                                                 ----------             ----------              ----------
          Subtotal                                                   15,848                 11,103                   8,700
     Corporate                                                        1,064                  1,334                   1,334
                                                                 ----------             ----------              ----------

          Total                                                  $   16,912             $   12,437              $   10,034
                                                                 ==========             ==========              ==========

     The following is a description of the costs associated with each of the above departments:

Corporate expenses:
     Human resources                                             $      472             $      452              $      604
     Executive and administration                                     1,875                  2,232                   2,897
     Finance and MIS                                                  3,548                  2,984                   2,381
     Legal and compliance                                               982                  1,617                   1,062
     Corporate facilities management                                    391                    384                     360
     Research and development                                           436                    365                     617
     Marketing                                                        1,342                  2,713                   1,858
     Depreciation and amortization                                    3,257                  3,179                   2,487
     Bad debts                                                          557
                                                                 ----------             ----------              ----------

                                                                 $   12,860             $   13,926              $   12,266
                                                                 ==========             ==========              ==========

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

     Finance and MIS. The Finance department expenses consist of the salary and fringe benefits associated with the office of the Chief Financial Officer, Director of Finance, Corporate Controller, Tax and SEC Reporting Manager and their staffs. These individuals are responsible for handling most of the accounting functions for all domestic operations including all financial statement preparation for internal and external reporting for both governmental and non-governmental entities. Although most of the Finance department functions are handled at corporate, each of the manufacturing facilities has its own Finance department staff member who not only is responsible for the accounting functions for that business segment but whose salary and benefits are also charged to that business segment.

     The MIS department is responsible for the following: the determination of, acquisition of, and set-up of computer hardware and software for all domestic operations of the Company. The MIS department expenses include the salary and fringe benefits of the Manager of Information Systems and his staff as well as the cost of computer equipment maintenance, data lines and related costs.

     Legal and Compliance. The Legal and Compliance department expense consists of the salary and fringe benefits associated with the office of General Counsel, Executive Director of Compliance and Patent Counsel as well as their support staffs. The Legal and Compliance department is responsible for the administration of all gaming licensing in more than 160 jurisdictions in which the Company is licensed. In addition, this department is responsible for the coordination of the shipping of all Company products to jurisdictions that require regulatory approval prior to placing products in a casino.

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

     The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the years ended December 31, 2001, 2000 and 1999 consists of:

     Geographic Operations:                                         2001                   2000                    1999
     ----------------------                                         ----                   ----                    ----
Revenue:
     North America                                               $  101,110             $   92,278              $   86,876
     Australia / Asia                                                   237                   (215)                  7,773
     Europe / Africa                                                  7,756                  7,055                  10,117
     South America                                                    1,954                  1,648                   2,118
                                                                 ----------             ----------              ----------
                                                                 $  111,057             $  100,766              $  106,884
                                                                 ==========             ==========              ==========

Gross profit:
     North America                                               $   55,286             $   45,009              $   46,246
     Australia / Asia                                                  (486)                  (215)                  2,249
     Europe / Africa                                                  3,161                    657                   2,490
     South America                                                      669                    651                   1,053
                                                                 ----------             ----------              ----------
                                                                 $   58,630             $   46,102              $   52,038
                                                                 ==========             ==========              ==========

Operating income:
     North America                                               $    3,862             $   (9,821)             $    8,327
     Australia / Asia                                                  (733)                  (215)                   (291)
     Europe / Africa                                                    631                 (1,088)                    780
     South America                                                     (224)                  (407)                    (96)
                                                                 ----------             ----------              ----------
                                                                 $    3,536             $  (11,531)             $    8,720
                                                                 ==========             ==========              ==========

Depreciation and amortization:
     North America                                               $   12,245             $   10,890              $    8,904
     Australia / Asia                                                    15                                            149
     Europe / Africa                                                     97                    161                     230
     South America                                                       49                     66                      66
                                                                 ----------             ----------              ----------
                                                                 $   12,406             $   11,117              $    9,349
                                                                 ==========             ==========              ==========

Assets:
     North America                                               $  169,034             $  162,725              $  171,624
     Australia / Asia                                                 3,627                                            558
     Europe / Africa                                                  2,926                  2,164                   4,318
     South America                                                                           1,857                   1,795
                                                                 ----------             ----------              ----------
                                                                 $  175,587             $  166,746              $  178,295
                                                                 ==========             ==========              ==========

Capital expenditures:
     North America                                                   16,192             $   12,286              $    9,689
     Australia / Asia                                                    46                                            127
     Europe / Africa                                                     60                     68                     113
     South America                                                      614                     83                     105
                                                                 ----------             ----------              ----------
                                                                 $   16,912             $   12,437              $   10,034
                                                                 ==========             ==========              ==========

20.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued two new standards, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Together these statements will change the accounting for business combinations and goodwill. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. Amortization will still be required for identifiable intangible assets with finite lives. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company is required to adopt SFAS 142 at the beginning of 2002. The impact that SFAS 141 and SFAS 142 will have on our financial condition or results of operations will be to reduce amortization expense of certain assets previously amortized by approximately $1.7 million annually beginning in 2002. The Company will also be required to make an initial impairment assessment and review goodwill for impairment on an ongoing basis, at least annually.

     In July 2001, the SEC issued SAB No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB 102 gives guidance on the documentation and methodologies used in the determination of loan loss allowances. We believe the adoption of this bulletin will not have a material impact on our consolidated financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, which will begin January 1, 2002. Based on a recent analysis, we believe the adoption of this bulletin will not have a material impact on our consolidated financial condition or results of operations.


21.  SUBSEQUENT EVENTS

     Foothill Capital Corporation - In February 2002, the Company completed the acquisition of a $17,500 working capital revolving line of credit facility (the "Facility") with Foothill Capital Corporation. Borrowings under the Facility are based on (i) eligible accounts receivable, as defined in the Facility, up to $7,500 with interest at LIBOR plus 2.75% or prime plus 0.75% and (ii) eligible EBITDA, as defined in the Facility, up to $10,000 with interest at prime plus a range of 2.0% to 3.5% depending on debt coverage ratios. We are subject to a 0.5% per annum unused line fee. The Facility has early payoff penalties during the term of the line at 3.0% during the first year, 2.0% during the second year, and 1.0% during the third year. The Facility includes certain restrictive financial covenants, including maintenance of $20,000 of annual EBITDA, minimum table games revenue of $750 monthly and a table game installed base of no less than 600 games. The Facility has an initial term of three years.

     GameCraft, Inc. - On March 11, 2002, we closed a transaction with GameCraft, Inc., the owner of patents and other intellectual property relating to two unique and innovative video poker games. We agreed to loan GameCraft, Inc. $1,500 for up to three years at 10.0% rate of interest. At our option, the loan principal and interest is convertible, in whole or in part, into common stock of Gamecraft at any time prior to repayment of the loan by GameCraft, Inc. As additional consideration for the loan, GameCraft, Inc. granted us an exclusive license to manufacture and distribute its video poker games throughout most legal gaming jurisdictions in North America.

MIKOHN GAMING CORPORATION
QUARTERLY RESULTS OF OPERATIONS (unaudited)

                                        1/ST/               2/ND/              3/RD/               4/TH/              ANNUAL
                                        -----               -----              -----               -----              ------
Revenues:
     2001                                $25,268            $27,220            $27,287             $ 31,282            $111,057
                                    ==============     ==============     ==============       ==============      ==============
     2000                                $22,323            $25,951            $28,248             $ 24,244            $100,766
                                    ==============     ==============     ==============       ==============      ==============

Gross profit:
     2001                                $13,077            $16,140            $15,666             $ 13,747            $ 58,630
                                    ==============     ==============     ==============       ==============      ==============
     2000                                $12,414            $14,789            $14,413             $  4,486            $ 46,102
                                    ==============     ==============     ==============       ==============      ==============

Net income (loss)
     before
     extraordinary item:
     2001                                $    92            $ 1,788            $ 1,717             $(10,162)           $ (6,565)
     2000                                $   202            $ 1,634            $   780             $(24,721)           $(22,105)

Net income (loss):
     2001                                $    92            $ 1,788            $(1,418)            $(10,162)           $ (9,700)
                                    ==============     ==============     ==============       ==============      ==============
     2000                                $   202            $ 1,634            $   780             $(24,721)           $(22,105)
                                    ==============     ==============     ==============       ==============      ==============

Weighted average shares outstanding:
     Basic -
          2001                            11,068             11,117             12,072               12,721              11,750
                                    ==============     ==============     ==============       ==============      ==============
          2000                            10,837             10,958             11,021               11,055              10,968
                                    ==============     ==============     ==============       ==============      ==============

     Diluted -
          2001                            11,072             11,429             12,072               12,721              11,750
                                    ==============     ==============     ==============       ==============      ==============
          2000                            10,964             11,088             11,178               11,055              10,968
                                    ==============     ==============     ==============       ==============      ==============

Net income (loss) per share:
     Basic -
          2001                           $  0.01            $  0.16            $ (0.12)            $  (0.80)           $  (0.83)
                                    ==============     ==============     ==============       ==============      ==============
          2000                           $  0.02            $  0.15            $  0.07             $  (2.24)           $  (2.02)
                                    ==============     ==============     ==============       ==============      ==============

     Diluted -
          2001                           $  0.01            $  0.16            $ (0.12)            $  (0.80)           $  (0.83)
                                    ==============     ==============     ==============       ==============      ==============
          2000                           $  0.02            $  0.15            $  0.07             $  (2.24)           $  (2.02)
                                    ==============     ==============     ==============       ==============      ==============

     1. The company's interim financial information for the quarterly periods ended March 31, June 30 and September 30, 2001 have been corrected to reflect adjusted revenues, gross profit and net income (loss) as follows, due to the interpretation of revenue recognition with certain sales transactions:

                                          1st                2nd                3rd
                                          ---                ---                ---
Revenues:
     As reported                         $ 26,071           $ 27,026           $ 26,678
     As corrected                          25,268             27,220             27,287

Gross Profit:
     As reported                           13,431             16,025             15,427
     As corrected                          13,077             16,140             15,666

Net income (loss):
     As reported                              446              1,673             (1,657)
     As corrected                              92              1,788             (1,418)

Net income (loss) per share:
     Basic-
          As reported                    $   0.04           $   0.15           $  (0.14)
          As corrected                   $   0.01           $   0.16           $  (0.12)

     Diluted-
          As reported                    $   0.04           $   0.15           $  (0.14)
          As corrected                   $   0.01           $   0.16           $  (0.12)


     2. During the fourth quarter of 2001, the Company incurred unusual charges for: (i) impaired assets, principally goodwill and nonoperating fixed assets, of approximately $2,900, (ii) receivables, including significant amounts owed from debtors who purchased certain patent and internet rights, for which collectibility is now considered doubtful of approximately $2,800, (iii) inventory reserves related to the energy crisis and the economic decline of approximately $2,200,
          (iv) losses incurred in foreign operations due to the collapse of the Argentina economy and softness in the Australasian market of $600 and
          (v) miscellaneous charges related to medical insurance claims and certain international slot leasing revenues of $1,000.

     3. During the fourth quarter of 2000, the Company determined that certain of its older non-branded slot machines games, surveillance assets and prepaid royalties related to a licensing agreement had balance sheet values in excess of their present realizable value, resulting in charges to revalue fixed assets, accounts receivable, prepaid royalties, proprietary rights and goodwill to realizable value for older slot products of $2,430, surveillance assets of $720, prepaid royalties of $3,356 and other of $143. See Note 9 Impairment Loss, Write-off Of Assets and Other and Extraordinary Item. In addition, the Company charged to cost of sales $3,197 for the writedown of certain inventories related to its older, non-branded slot machines. On March 27, 2001, a jury returned a verdict in favor of Acres Gaming, Inc. against the Company. See Note 13 - Commitments and Contingencies. The jury's award of $1.5 million has been included in the accompanying statement of operations. In addition, the Company has recorded an impairment to the value of capitalized patent costs related to this judgment amounting to $1.7 million which has also been included within this balance in the statement of operations.

     4. See Note 9 - Impairment Loss, Write-off of Assets and Other and Extraordinary Item and Note 11 - Deferred License Fees.

     5. The sum of the quarterly earnings per common share does not equal the amount reported for the year in total as the quarterly calculations are made independently during the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None


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

     *10.56   Third Amendment to Employment Agreement between the Company and Dennis A. Garcia dated November
              16, 2001.

     *10.57   Sixth Amendment to Employment Agreement between the Company and Charles H McCrea, Jr. dated
              November 19, 2001.

     *10.58   Fifth Amendment to Employment Agreement between the Company and Donald W. Stevens dated November
              19, 2001.

     *10.59   Eighth Amendment to Employment Agreement between the Company and David J Thompson dated November
              19, 2001.

     *10.60   Employment Agreement between the Company and Olaf Vancura dated August 31, 1998.

     *10.61   First Amendment to Employment Agreement between the Company and Olaf Vancura dated November 15, 2001.

      10.62   Secured Convertible Debenture dated March 11, 2002 between the GameCraft, Inc. and the Company.

       21.1   Subsidiaries

       23.1   Consent of Arthur Andersen LLP

       23.2   Consent of Deloitte & Touche LLP

         99   Representation from Arthur Andersen LLP to the Company dated April 15, 2002 sent to the
              Securities Exchange Commission.

       99.1   Audited Financial Statements for Mikohn Nevada


     * Management contracts and compensation plans

     (b) Reports on Form 8-K filed during the last quarter of 2000.

     None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     MIKOHN GAMING CORPORATION


April 15, 2002                             By:        /s/ Don W. Stevens
                                               --------------------------------
                                               Don W. Stevens, Executive Vice
                                                 President, Treasurer, Principal
                                                          Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                    Date
        ---------                       -----                    ----


/s/ David J. Thompson              Chairman of the           April 15, 2002
---------------------------
David J. Thompson                Board, President and
                                Chief Executive Officer


/s/ Dennis A. Garcia            Executive Vice President     April 15, 2002
---------------------------
Dennis A. Garcia                        Director


/s/ Bruce E. Peterson                   Director             April 15, 2002
---------------------------
Bruce E. Peterson


/s/ Terrance W. Oliver                  Director             April 15, 2002
---------------------------
Terrance W. Oliver


/s/ John K. Campbell                    Director             April 15, 2002
---------------------------
John K. Campbell


/s/ James E. Meyer                      Director             April 15, 2002
---------------------------
James E. Meyer


/s/ Douglas M. Todoroff                 Director             April 15, 2002
---------------------------
Douglas M. Todoroff