Form 10-Q
period 2002-03-31
MIKOHN GAMING CORP
filed 2002-05-21
CIK 912241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended:                March 31, 2002
                                ------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the  transition  period from _________ to _________

Commission File Number:                       0-22752
                        --------------------------------------------------------

                            MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

              Nevada                                    88-0218876
------------------------------------      --------------------------------------
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

YES    X      NO
    -------      -------

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

           12,832,366             as of                May 8, 2002
    -----------------------                     ------------------------
     (Amount Outstanding)                                (Date)

     Mikohn Gaming Corporation's (the "Company") report on Form 10-Q for the period ended March 31, 2002 was not reviewed by Arthur Andersen, LLP ("Andersen") as the Company dismissed Andersen as its accountants on April 29, 2002. Thus Andersen did not perform a first quarter review of the Company's financial statements and records and accordingly the SAS No. 71 review was not performed.

     On May 15, 2002, the Company engaged BDO Seidman, LLP ("BDO") as its new accountants. As the Company's report on Form 10-Q was also due on May 15, 2002, BDO was also not able to review the Company's financial statements and records prior to the filing of the Form 10-Q. It is expected that BDO will complete its review prior to the issuance of the Company's second quarter report on Form 10-Q.

                        MIKOHN GAMING CORPORATION
                            TABLE OF CONTENTS

                                                                         Page
                                                                         ----

Part I  FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets at March 31,
                   2002 (Unaudited) and December 31, 2001                 3

                   Consolidated Statements of Operations for the Three
                   Months Ended March 31, 2002 and 2001 (Unaudited)       5

                   Condensed Consolidated Statements of Cash Flows for
                   the Three Months Ended March 31, 2002 and 2001
                   (Unaudited)                                            6

                   Notes to Condensed Consolidated Financial Statements
                   (Unaudited)                                            7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     18

Part II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                        25

                            MIKOHN GAMING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          March 31,
(Amounts in thousands)                                      2002          December 31,
                                                        (Unaudited)          2001
                                                        -----------       ------------
                             ASSETS
                             ------
Current assets:
  Cash and cash equivalents                           $       14,779    $        15,124
  Accounts receivable, net                                    19,722             20,320
  Installment sales receivable - current                       1,002                981
  Inventories, net                                            18,416             17,693
  Prepaid expenses                                             4,006              3,889
  Deferred tax asset - current                                 5,022              5,275
                                                      --------------    ---------------
     Total current assets                                     62,947             63,282

Notes receivable - related parties - noncurrent                2,529              2,401
Installment sales receivable - noncurrent                      1,603                 92
Property and equipment, net                                   31,244             32,510
Intangible assets                                             62,390             62,827
Goodwill                                                       3,028              3,006
Other assets                                                  12,100             11,469
                                                      --------------    ---------------

     Total assets                                     $      175,841    $       175,587
                                                      ==============    ===============



See notes to condensed consolidated financial statements

                            MIKOHN GAMING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          March 31,
(Amounts in thousands,                                       2002      December 31,
except share amounts)                                    (Unaudited)       2001
                                                         -----------   -----------


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Long-term debt and notes payable - current             $  2,292      $  2,422
     Trade accounts payable                                    6,314         8,210
     Customer deposits                                         3,442         2,618
     Accrued taxes                                             1,999         2,318
     Accrued royalties                                         2,288         2,024
     Accrued interest                                          5,332         2,213
     Accrued and other current liabilities                     4,011         3,060
     Deferred revenues - current                               1,534         1,508
     Deferred license fees - current                             447           447
                                                            --------      --------
          Total current liabilities                           27,659        24,820

Long-term debt and notes payable - noncurrent,
    net of original issue discount of $5,358                 101,534       101,823
Deferred revenues - noncurrent                                   985         1,194
Deferred tax liability - noncurrent                           17,823        18,076
Deferred license fees - noncurrent                               771         1,020
                                                            --------      --------
          Total liabilities                                  148,772       146,933
                                                            --------      --------

Commitments and contingencies (see Note 4)

Stockholders' equity:
     Preferred stock, $0.10 par value, 5,000 shares
          authorized, none issued and outstanding
     Common stock, $0.10 par value, 100,000 shares
          authorized, 12,825 and 12,765 shares issued and
          outstanding                                          1,282         1,276
     Additional paid-in capital                               66,042        65,751
     Stockholders' notes receivable                           (1,023)       (1,023)
     Foreign currency translation                             (1,031)       (1,079)
     Accumulated deficit                                     (37,973)      (36,043)
                                                            --------      --------
          Subtotal                                            27,297        28,882
     Less treasury stock, 19 shares, at cost                    (228)         (228)
                                                            --------      --------
          Total stockholders' equity                          27,069        28,654
                                                            --------      --------

          Total liabilities and stockholders' equity        $175,841      $175,587
                                                            ========      ========



See notes to condensed consolidated financial statements

                            MIKOHN GAMING CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               For the Three Months Ended March 31, 2002 and 2001

(Amounts in thousands, except per share amounts)      2002              2001
                                                  ----------        ------------

Revenues:
  Gaming operations                               $   10,934        $      9,824
  Product sales                                       13,461              15,444
                                                  ----------        ------------
    Total revenues                                    24,395              25,268
                                                  ----------        ------------

Operating costs:
  Gaming operations                                    6,975               5,978
  Product sales                                       13,042              14,662
  Corporate expense                                    2,760               2,303
                                                  ----------        ------------
    Total operating costs                             22,777              22,943
                                                  ----------        ------------

Operating income:
  Gaming operations                                    3,959               3,846
  Product sales                                          419                 782
  Corporate expense                                   (2,760)             (2,303)
                                                  ----------        ------------
    Total operating income                             1,618               2,325

Other income and (expense):
  Interest expense                                    (3,787)             (2,458)
  Other income and expense                               239                 225
                                                  ----------        ------------
  Income (loss) before income tax
    (provision) benefit                               (1,930)                 92

Income tax (provision) benefit
                                                  ----------        ------------

Net income (loss)                                 $   (1,930)       $         92
                                                  ==========        ============


Weighted average common shares:

  Basic                                               12,783              11,068
                                                  ==========        ============

  Diluted                                             12,783              11,072
                                                  ==========        ============


Basic and diluted earnings (loss) per share:

  Basic                                           $    (0.15)       $       0.01
                                                  ==========        ============
  Diluted                                         $    (0.15)       $       0.01
                                                  ==========        ============


See notes to condensed consolidated financial statements

                            MIKOHN GAMING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the Three Months Ended March 31, 2002 and 2001

(Amounts in thousands)

                                                                                   2002              2001
                                                                                   ----              ----
Cash flows from operating activities:
     Net income (loss)                                                          $ (1,930)            $   92
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
          Depreciation                                                             2,060              1,633
          Amortization                                                               754              1,154
          Provision for bad debts                                                    124                271
          Reserve for obsolete inventory                                             215                121
          Amortization of debt discount and debt acquisition costs                   579
          Equity in losses of unconsolidated subsidiaries                              3
          Loss on sale of assets                                                                        579
     Changes in assets and liabilities:
          Accounts receivable                                                        474              2,181
          Notes receivable - related parties                                        (128)              (268)
          Installment sales receivable                                            (1,532)                33
          Inventories                                                             (1,540)              (706)
          Prepaid expenses                                                          (117)                (9)
          Other assets                                                            (1,055)               (47)
          Accounts payable and accrued liabilities                                 2,119             (1,062)
          Customer deposits                                                          824                580
          Deferred revenue                                                          (183)                70
                                                                                --------           --------
Net cash provided by operating activities                                            667              4,622
                                                                                --------           --------

Cash flows from investing activities:
     Purchase of inventory leased to others                                                          (4,800)
     Proceeds from sale leaseback transactions                                                        2,500
     Purchase of property and equipment                                             (144)            (1,378)
     Proceeds from sales of property and equipment                                                      353
     Increase in intangible assets                                                  (288)              (500)
                                                                                --------           --------
Net cash used in investing activities                                               (432)            (3,825)
                                                                                --------           --------

Cash flows from financing activities:
     Proceeds from long-term debt and capital leases                                  27                 53
     Principal payments on debt and capital leases                                  (655)              (711)
     Principal payments of deferred license fees                                    (249)               (95)
     Proceeds from option exercise / issuance of common stock                        297
                                                                                --------           --------
Net cash used in financing activities                                               (580)              (753)
                                                                                --------           --------

Increase (decrease) in cash and cash equivalents                                    (345)                44
Cash and cash equivalents, beginning of period                                    15,124                462
                                                                                --------           --------
Cash and cash equivalents, end of period                                        $ 14,779            $   506
                                                                                ========           ========

See notes to condensed consolidated financial statements

                            MIKOHN GAMING CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

     These condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Unless indicated otherwise, "Mikohn," the "Company," "we," "us" and "our" refer to Mikohn Gaming Corporation. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the financial position of the Company at March 31, 2002, the results of its operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

     Equity Instruments Issued to Consultants and Vendors: The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18 - Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 - Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The number of uncancelled options issued to consultants at March 31, 2002 was 101.

     In addition, the Company has received from Hasbro and Ripley licensing rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Yahtzee(R), Monopoly(R), Battleship(R) and Ripley's Believe It or Not!(R). In exchange for these license agreements, the Company granted Hasbro and Ripley warrants to purchase shares of the Company's common stock for each license. The fair value, as determined above, of the acquired rights is capitalized and recognized as a charge to the statement of operations over the term of the licensing agreement. At March 31, 2002, warrants to purchase 410 shares of the Company's common stock were vested with a fair market value of $1,573. In connection with licenses to other properties, the Company has issued an additional 500 warrants that were not vested at March 31, 2002.

3.   INVENTORIES

     Inventories at March 31, 2002 and December 31, 2001 consist of the following:

                                                      March 31,           December 31,
                                                        2002                  2001
                                                        ----                  ----
     Raw materials                                   $ 13,305              $ 13,876
     Finished goods                                     8,380                 7,187
     Work-in-progress                                   2,664                 3,058
                                                     --------              --------
        Subtotal                                       24,349                24,121
     Reserve for obsolete inventory                    (5,933)               (6,428)
                                                     --------              --------
        Total                                        $ 18,416              $ 17,693
                                                     ========              ========

4.   COMMITMENTS AND CONTINGENCIES

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

5.   COMMON STOCK

     During the three months ended March 31, 2002 and 2001 the Company issued common stock as follows:

                                                        March 31,
                                                       ----------
                                                  2002            2001
                                                  ----            ----

     Common stock issuance:
        Stock options exercised                     41
        Employee stock purchase plan                19
                                                --------       --------

          Total                                     60           None
                                                ========       ========


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

     Business segment information for the three months ended March 31, 2002 and 2001 consist of:


                                                  Three Months Ended
                                                      March 31,
                                                     ----------
     Business Unit Segments                    2002                2001
     ----------------------                    ----                ----
Revenue:
     Gaming operations                      $  10,934           $   9,824
     Product sales:
          Signage and electronic
             components                        10,884              13,567
          Player tracking and
             information gathering              1,847               1,125
          Gaming machines                         730                 752
                                         --------------      --------------
                                               13,461              15,444
                                         --------------      --------------


          Total                             $  24,395           $  25,268

Gross profit:
     Gaming operations                      $   8,654           $   8,158
     Product sales                              4,673               4,919
                                         --------------      --------------


          Total                             $  13,327           $  13,077

Operating income:
     Gaming operations                      $   3,959           $   3,846
     Product sales                                419                 782
     Corporate                                 (2,760)             (2,303)
                                         --------------      --------------

            Total                           $   1,618           $   2,325


Net income (loss) before tax:
     Gaming operations                      $   2,994           $   2,956
     Product sales                               (451)                (47)
     Corporate                                 (4,473)             (2,817)
                                         --------------      --------------

            Total                           $  (1,930)          $      92


Depreciation and amortization:
     Gaming operations                      $   1,702           $   1,676
     Product sales                                323                 380
     Corporate                                    789                 731
                                         --------------      --------------

            Total                           $   2,814           $   2,787


Corporate expenses:
     Human resources                        $     138           $     121
     Executive and administration                 426                 166
     Finance and MIS                              883                 890
     Legal and compliance                         206                 178
     Corporate facilities management              104                 103
     Marketing                                    214                 114
     Depreciation and amortization                789                 731
                                         --------------      --------------

                                            $   2,760           $   2,303


     The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three months ended March 31, 2002 and 2001 consists of:


                                               Three Months Ended
                                                    March 31,
                                                   ----------
        Geographic Operations                2002            2001
        ---------------------                ----            ----
Revenue:
     North America                       $  21,101       $  23,428
     Australia / Asia                        1,628             (57)
     Europe / Africa                         1,669           1,480
     Latin America                              (3)            417
                                        -----------     -----------
          Total                          $  24,395       $  25,268


Gross profit:
     North America                       $  12,180       $  12,473
     Australia / Asia                          668             (57)
     Europe / Africa                           482             490
     Latin America                              (3)            171
                                        -----------     -----------
          Total                          $  13,327       $  13,077


Operating income:
     North America                       $   1,385       $   2,649
     Australia / Asia                          257             (57)
     Europe / Africa                           (21)           (183)
     Latin America                              (3)            (84)
                                        -----------     -----------
          Total                          $   1,618       $   2,325


Net income (loss) before tax:
     North America                       $  (2,137)      $     452
     Australia / Asia                          259             (57)
     Europe / Africa                           (49)           (213)
     Latin America                              (3)            (90)
                                        -----------     -----------
          Total                          $  (1,930)      $      92


Depreciation and amortization:
     North America                       $   2,783       $   2,746
     Australia / Asia                           13
     Europe / Africa                            18              30
     Latin America                                              12
                                        -----------     -----------
          Total                          $   2,814       $   2,788


7.   GUARANTOR FINANCIAL STATEMENTS

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

                                               MIKOHN GAMING CORPORATION
                                        CONSOLIDATING CONDENSED BALANCE SHEETS


(Amounts in thousands)                                                   March 31, 2002
                                                                         --------------
                                                                           Non-
                                                        Guarantor       Guarantor
                                           Parent      Subsidiaries    Subsidiaries      Eliminations      Consolidated
                                        ------------   ------------    ------------     --------------    --------------

               ASSETS

Current Assets:
     Cash                                 $ 13,819       $    (279)       $  1,239        $        -        $   14,779
     Accounts receivable, net                9,828           6,635           3,259                              19,722
     Inventories, net                        8,199           7,682           2,535                              18,416
     Other current assets                    2,756           6,850             424                              10,030
                                        ------------   -------------    ------------    --------------    --------------
          Total current assets              34,602          20,888           7,457                 -            62,947

Property and equipment, net                 10,594          20,249             401                              31,244
Intangible assets                           59,615           5,384             419                              65,418
Investments in subsidiaries                 14,876                                           (14,616)              260
Other assets                                14,281           1,691                                              15,972
                                        ------------   -------------    ------------    --------------    --------------
     Total assets                         $133,968       $  48,212        $  8,277        $  (14,616)       $  175,841
                                        ============   =============    ============    ==============    ==============
     LIABILITIES AND
  STOCKHOLDERS' EQUITY

Current liabilities                       $ 18,417       $   6,026        $  3,216        $        -        $   27,659
Intercompany transactions                  (27,837)         22,496           5,341                                   -
                                        ------------   -------------    ------------    --------------    --------------
     Total current liabilities              (9,420)         28,522           8,557                 -            27,659

Long-term debt, net of original issue
     discount of $5,358                     99,966           1,506              62                             101,534
Other liabilities, long term                   772             984                                               1,756
Deferred tax liability -- noncurrent        15,581           2,242                                              17,823
Stockholders' equity                        27,069          14,958            (342)          (14,616)           27,069
                                        ------------   -------------    ------------    --------------    --------------
     Total liabilities
         and stockholders' equity         $133,968       $  48,212        $  8,277        $  (14,616)       $  175,841
                                        ============   =============    ============    ==============    ==============

                                                                      December 31, 2001
                                                                      -----------------
                                                                          Non-
                                                       Guarantor       Guarantor
                                          Parent      Subsidiaries    Subsidiaries     Eliminations      Consolidated
                                          ------      ------------    ------------     ------------      ------------
               ASSETS
Current Assets:
  Cash                                  $ 14,354        $   (267)       $  1,037          $     -          $  15,124
  Accounts receivable, net                11,769           6,724           1,827                              20,320
  Inventories, net                         7,729           7,298           2,666                              17,693
  Other current assets                     3,180           6,747             218                              10,145
                                        --------        --------        --------        ---------          ---------
    Total current assets                  37,032          20,502           5,748                -             63,282

Property and equipment, net               10,824          21,276             410                              32,510
Intangible assets                         60,048           5,389             396                              65,833
Investments in subsidiaries               14,017                                          (13,754)               263
Other assets                              11,864           1,835                                              13,699
                                        --------        --------        --------        ---------          ---------

    Total assets                        $133,785        $ 49,002        $  6,554        $ (13,754)         $ 175,587
                                        ========        ========        ========        =========          =========

   LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities                      $15,446        $  6,677        $  2,697          $     -          $  24,820
Intercompany transactions                (26,845)         22,458           4,387                                   -
                                        --------        --------        --------        ---------          ---------
    Total current liabilities            (11,399)         29,135           7,084                -             24,820

Long-term debt, net of original
      issue discount of $5,567            99,847           1,905              71                             101,823
Other liabilities, long term               1,035           1,179                                               2,214
Deferred tax liability -- noncurrent      15,648           2,428                                              18,076
Stockholders' equity                      28,654          14,355            (601)         (13,754)            28,654
                                        --------        --------        --------        ---------          ---------
    Total liabilities
           and stockholders' equity     $133,785        $ 49,002        $  6,554        $ (13,754)         $ 175,587
                                        ========        ========        ========        =========          =========


                                           MIKOHN GAMING CORPORATION
                                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)                              For the Three Months Ended March 31, 2002
                                                    -----------------------------------------
                                                                     Non-
                                                   Guarantor      Guarantor
                                      Parent     Subsidiaries   Subsidiaries        Eliminations       Consolidated
                                      -------    ------------   ------------        -----------        ------------

Revenues                              $11,648         $11,497         $3,294            $(2,044)            $24,395
Cost of sales                           5,001           5,447          2,147             (1,527)             11,068
Selling, general and
     administrative expenses            5,617           5,178            914                                 11,709
                                      -------         -------         ------            -------             -------
     Operating income (loss)            1,030             872            233               (517)              1,618

Equity in earnings of subsidiaries        169                                              (169)                  -
Interest expense                       (3,602)            (86)           (99)                                (3,787)
Other income and (expense)                214             (48)            73                                    239
                                      -------         -------         ------            -------             -------
     Income (loss) before income
          taxes                        (2,189)            738            207               (686)             (1,930)

Income tax (provision) benefit            259            (259)                                                    -
                                      -------         -------         ------            -------             -------
     Net income (loss)                $(1,930)        $   479         $  207            $  (686)            $(1,930)
                                     ========         =======         ======            =======             =======


                                                   For the Three Months Ended March 31, 2001
                                                   -----------------------------------------
                                                                    Non-
                                                   Guarantor      Guarantor
                                      Parent     Subsidiaries   Subsidiaries        Eliminations       Consolidated
                                      -------    ------------   ------------        -----------        ------------

Revenues                              $13,785         $11,904         $1,840            $(2,261)            $25,268
Cost of sales                           6,496           5,891          1,236             (1,432)             12,191
Selling, general and
     administrative expenses            5,661           4,258            833                                 10,752
                                      -------         -------         ------            -------             -------
     Operating income (loss)            1,628           1,755           (229)              (829)              2,325

Equity in earnings of subsidiaries         69                                               (69)                  -
Interest expense                       (2,358)            (53)           (47)                                (2,458)
Other income and (expense)                127              87             11                                    225
                                      -------         -------         ------            -------             -------
     Income (loss) before income
          taxes                          (534)          1,789           (265)              (898)                 92

Income tax (provision) benefit            626            (626)                                                    -
                                      -------         -------         ------            -------             -------
Net income(loss)                      $    92         $ 1,163         $ (265)           $  (898)            $    92
                                      =======         =======         ======            =======             =======


                            MIKOHN GAMING CORPORATION
                  CONSOLIDATING CONDENSED CASH FLOW STATEMENTS


                                                      For the Three Months Ended March 31, 2002
                                                      -----------------------------------------
                                                         Non-
                                                      Guarantor      Guarantor
                                          Parent     Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                        ----------   ------------  ------------   ------------   ------------

Net cash provided by operating
     activities                         $       18   $        397  $        252   $         -    $        667
                                        ----------   ------------  ------------   ------------   ------------
Cash flows from investing activities:
     Purchase of inventory for lease
       to others
     Proceeds from sale-leaseback
       transactions
     Purchase of property and
       equipment                               (78)           (44)          (22)                         (144)
     Other investing activities               (265)                         (23)                         (288)
                                        ----------   ------------  ------------   ------------   ------------
Net cash used in investing activities         (343)           (44)          (45)                         (432)
                                        ----------   ------------  ------------   ------------   ------------

Cash flows from financing activities:
     Proceeds from long-term debt
       and capital leases                                                    27                            27
     Principal payments on debt and
       capital leases                         (257)          (365)          (33)                         (655)
     Principal payments of deferred
       license fees                           (249)                                                      (249)
     Proceeds from option exercise /
       issuance of common stock                297                                                        297
                                        ----------   ------------  ------------   ------------   ------------
Net cash used in financing activities         (209)          (365)           (6)                         (580)
                                        ----------   ------------  ------------   ------------   ------------
Increase in cash and cash
  equivalents                                 (534)           (12)          201                          (345)
Cash and cash equivalents,
  beginning of period                       14,354           (267)        1,037                        15,124
                                        ----------   ------------  ------------   ------------   ------------
Cash and cash equivalents, end of
  period                                $   13,820   $       (279) $      1,238   $         -    $     14,779
                                        ==========   ============  ============   ============   ============


                                                           For the Three Months Ended March 31, 2001
                                                           -----------------------------------------
                                                                              Non-
                                                          Guarantor        Guarantor
                                            Parent      Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                            ------      ------------     ------------     ------------      ------------
Net cash provided by operating
     activities                             $2,414          $ 1,967            $ 241          $     -           $ 4,622
                                            ------          -------            -----          -------           -------
Cash flows from investing activities:
    Purchase of inventory for lease
          to others                                          (4,800)                                             (4,800)
    Proceeds from sale-leaseback
          transactions                                        2,500                                               2,500
    Purchase of property and
          equipment                           (930)            (120)            (328)                            (1,378)
    Other investing activities                (468)             321                                                (147)
                                            ------          -------            -----          -------           -------
Net cash used in investing activities       (1,398)          (2,099)            (328)               -            (3,825)
                                            ------          -------            -----          -------           -------

Cash flows from financing activities:
     Proceeds from long-term debt
          and capital leases                                                      53                                 53
     Principal payments on debt and
          capital leases                      (503)            (208)                                               (711)
     Principal payments of deferred
          license fees                         (95)                                                                 (95)
     Proceeds from option exercise /
          issuance of common stock                                                                                    -
                                            ------          -------            -----          -------           -------
Net cash provided by (used in)
     financing activities                     (598)            (208)              53                -              (753)
                                            ------          -------            -----          -------           -------
Increase in cash and cash
     equivalents                               418             (340)             (34)                                44
Cash and cash equivalents,
     beginning of period                       540             (375)             297                                462
                                            ------          -------            -----          -------           -------
Cash and cash equivalents, end of
     period                                 $  958          $  (715)           $ 263          $     -           $   506
                                            ======          =======            =====          =======           =======

8.   RECENTLY ADOPTED ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under the new standard, goodwill and indefinite life intangible assets, such as the Company's perpetual license, are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives, such as patents, software development costs, trademark and proprietary property rights and license and non-compete agreements, will continue to be amortized over their useful lives. As provided under this statement, the initial testing for goodwill for possible impairment will be completed within the first six months of 2002. The transitional impairment tests for the indefinite life intangible assets were completed and did not result in an impairment charge.

     In connection with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three months ended March 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of income taxes, is as follows:

                                       Net Income    Basic EPS     Diluted EPS
                                       ----------    ---------     -----------
Reported                                $    92       $  0.01       $   0.01
Add: Amortization adjustment                420          0.04           0.04
                                        -------       -------       --------

Adjusted                                $   512       $  0.05       $   0.05
                                        =======       =======       ========

     The net carrying value of goodwill and other intangible assets as of March 31, 2002 is comprised of the following:

Goodwill                                                            $  3,028
Indefinite life intangible assets                                     50,532
Finite life intangible assets                                         11,858
                                                                    --------

     Total                                                          $ 65,418
                                                                    ========

     The change in the net carrying amount of goodwill, indefinite life intangible assets and finite life intangible assets during the three months ended March 31, 2002 is due to the impact of foreign currency translation adjustments, amortization of indefinite life assets and increases to and amortization of finite life assets, respectively.

     The net carrying value of goodwill ($3,028) as of March 31, 2002 is included in the business unit segments of gaming operations ($2,616) and product sales ($412) and is included in the geographic operations of North America ($2,616) and Australia/Asia ($412).

     Finite life intangible assets as of March 31, 2002, subject to amortization expense, are comprised of the following:

                                       Gross
                                      Carrying         Accumulated
                                       Amount         Amortization        Net
                                       ------         ------------        ---
Patent / trademark rights             $ 10,949        $   (5,181)      $   5,768
License agreements                       2,357            (1,023)          1,334
Covenants not to compete                 9,918            (8,271)          1,647
Software development costs               3,185            (1,092)          2,093
Proprietary rights/other                 1,574              (558)          1,016
                                      --------        ----------       ---------

     Total                            $ 27,983        $  (16,125)      $  11,858
                                      ========        ==========       =========

     Amortization expense for finite life intangible assets was $703 for the three months ended March 31, 2002. Annual estimated amortization expense for each of the five succeeding fiscal years is expected to approximate $2,900, $2,600, $1,800, $1,500 and $1,200.

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the SEC issued SAB No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB 102 gives guidance on the documentation and methodologies used in the determination of loan loss allowances. We believe the adoption of this bulletin will not have a material impact on our consolidated financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, which will begin January 1, 2002. Based on a recent analysis, we believe the adoption of this statement will not have a material impact on our consolidated financial condition or results of operations.

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


ACQUISITION / DIVESTITURE OF SUBSIDIARIES

In October 2001, the Company completed the sale of 50% of its interest in Mikohn Latin America S.A. Certain officers and management of Mikohn Latin America, through RLP Holdings, purchased a 50% interest for $500 in cash and a note. The Company accounts for the financial results of this entity using the equity method, since October 2001. Equity in earnings and losses of the unconsolidated subsidiary is now charged to revenues on a monthly basis with a corresponding charge to the Company's investment in subsidiary account. Prior to the 50% divestiture, the financial results of Mikohn Latin America were included in the consolidated results of operations. Through March 31, 2001, Mikohn Latin America accounted for approximately $400 in revenues, $200 in gross profit, and a net loss of approximately $100 and these amounts are included in the financial analysis below. From January to March 2002, approximately $3 of equity in losses of unconsolidated subsidiaries is included in gaming products revenues below.

     On November 15, 2001, the Company converted $518 of debt owing from Mikohn Gaming Australasia Pty., Ltd ("MGA") into 20 million shares of MGA, thereby increasing our ownership from 50% to approximately 92%. Previous to this transaction, the Company had accounted for this unconsolidated subsidiary using the equity method whereby the Company would record a 50% share of earnings or losses of this subsidiary. Subsequent to this transaction, the Company now consolidates all accounts of this subsidiary into its consolidated financial statements. From January 1, 2001 to March 31, 2001, approximately $100 was charged to gaming products revenues below for the equity in losses of this unconsolidated subsidiary. For the period January 1, 2002 to March 31, 2002, MGA accounted for approximately $1,600 in revenues, $700 in gross profit and $300 in net income. These amounts are included in the financial analysis below.

RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2002, the Company entered into various transactions with related parties. Specifically, the Company charged interest of approximately $48 and sold approximately $8 of net products and services to its 50% owned, unconsolidated subsidiary in Latin America. The Company also had significant transactions with its Australian affiliate prior to the Australian business being consolidated with the Company on November 15, 2001. Specifically, during the three months ended March 31, 2001, the Company charged its Australian affiliate $51 in interest charges, $100 in royalty and table game fees and $45 for net sales of various products. All sales and expense charges to or from affiliates were deemed to be arms-length transactions.

GENERAL INFORMATION

    All amounts (including dollar amounts and number of shares) reported in this section (from this point forward) are expressed in thousands and are rounded to the nearest thousand unless otherwise stated. However, numbers of units are expressed in whole amounts. All percentages reported are based on those rounded numbers.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

REVENUES

                                                                             Change
                                                                        ----------------
         Business Segment                 2002             2001         Amount         %        Comment
         ----------------                 ----             ----         ------         -        -------
Revenues:
     Gaming operations                   $ 10,934         $  9,824      $1,110       11.3%         1
     Product sales                         13,461           15,444      (1,983)     -12.8%         2
                                         --------         --------     -------

           Total                         $ 24,395         $ 25,268      $ (873)      -3.5%
                                         ========         ========     =======

Percentage of total revenues:
     Gaming operations                      44.8%            38.9%
     Product sales                          55.2%            61.1%
                                         --------         --------

          Total                            100.0%           100.0%
                                         ========         ========

1. Gaming operations revenues during the three months ended March 31, 2002 were $10,934, a $1,110 increase from $9,824 in the 2001 comparable period. This 11.3% net increase resulted from (i) an increase in recurring revenues from leased slot machines of approximately $1,500 in the 2002 period attributable to the addition of approximately 500 average branded units in operation (at March 31, 2002, the Company had approximately 2,600 branded slot machines on lease as compared to approximately 2,200 at March 31,
     2001) and (ii) a decrease of approximately $400 in table games revenues reflecting a decline of approximately 50 average leased table games as compared to the 2001 three-month period as well as a slight decrease in the average monthly lease charge on leased table games.

2. Product sales revenues during the three months ended March 31, 2002 were $13,461 as compared to $15,444 in 2001, a decrease of $1,983, or 12.8% This decrease during 2002 was due principally

..    to (i) a decrease of approximately $3,500 in interior and exterior visual display products offset, in part, by increases in electronic displays of approximately $900 and system sales of approximately $600. Management believes this decline in interior and exterior sales was the result of a softer economy as compared to the prior year period and certain shipment and installation delays.

OPERATING INCOME

                                                                                 Change
                                                                          --------------------
             Business Segment                       2002        2001        Amount        %     Comments
             ----------------                       ----        ----        ------        -     --------
Operating income:
  Gaming operations                              $   3,959    $  3,846    $     113       2.9%       1
  Product sales                                        419         782         (363)    -46.4%       2
                                                 ---------    --------    ---------
     Segment operating income                        4,378       4,628         (250)     -5.4%
  Corporate expenses                                (2,760)     (2,303)        (457)    -19.8%       3
                                                 ---------    --------    ---------
     Total operating income                      $   1,618    $  2,325    $    (707)    -30.4%
                                                 =========    ========    =========

Depreciation and amortization (included above):
  Gaming operations                              $   1,702    $  1,676    $      26       1.6%       4
  Product sales                                        323         380          (57)    -15.0%       4
                                                 ---------    --------    ---------
     Segment depreciation and amortization           2,025       2,056          (31)     -1.5%
  Corporate                                            789         731           58       7.9%       4
                                                 ---------    --------    ---------
     Total depreciation and amortization         $   2,814    $  2,787    $      27       1.0%
                                                 =========    ========    =========

1. Gaming operations operating income during the three months ended March 31, 2002 increased to $3,959 from $3,846 in the 2001 comparable period. This increase of $113, or 2.9%, was primarily due to the aforementioned increase of $1,110 in gaming operations revenues offset, in part, by an increase in refurbishment costs associated with the transfer and replacement of leased slot machines during the 2002 period of approximately $150. Costs of refurbishment and transfer expenses are expensed to cost of sales as incurred and occurred on a significantly more frequent basis than in the 2001 period. Additionally, the Company experienced increases in rent expense during the 2002 period of approximately $600 resulting from the growth and related lease financing of slot machine placements in the Company's slot operation.

2. Product sales operating income in the three months ended March 31, 2002 decreased by $363, from $782 in the three months ended March 31, 2001 to $419 in 2002. This decline in operating income resulted from the aforementioned decrease in revenues of $1,983 offset, in part, by an improvement in the gross profit percentage from 32% in 2001 to 35% in 2002. This gross margin improvement was primarily the result of a shift in the product sales mix. In the 2002 three-month period, the Company had a greater percentage of higher margin electronic display and system sales versus the 2001 quarterly period and a smaller percentage of lower margin interior and exterior sign display sales. Additionally, increases to research and development costs related to certain product development in the 2002 period contributed to the decrease in operating income.

3. Corporate expenses in the three months ended March 31, 2002 increased by $457 or 19.8% from $2,303 in the 2001 quarterly period to $2,760 in 2002. This increase occurred principally from a forfeiture of certain incentive compensation in the 2001 period of approximately $220 as well as an increase in marketing headcount and related expenses in the 2002 period of approximately $100.

4. Depreciation and amortization in 2002 increased by $27, or 1.0%, from $2,787 in 2001 to $2,814 in 2002. This increase was primarily due to an increase in the average number of leased slot machines in service from the 2001 to 2002 periods of approximately 500 machines offset, in part, by a curtailment in the amortization of certain goodwill and intangible assets of approximately $400 due to the implementation of SFAS 142 beginning January 2002.

INTEREST EXPENSE

     Interest expense in 2002 was $3,787 compared to $2,458 in 2001. This increase of $1,329, or 54.1%, was due to higher average outstanding borrowings in the 2002 three-month period of approximately $22,000, due principally to the Company's refinancing in August, 2001, as well as a higher average effective interest rate in 2002 of approximately 13% compared to approximately 10% in 2001.

OTHER INCOME AND (EXPENSE)

     Other income and expense, excluding interest income, in the first quarter of 2002 was net income of $55 compared to $59 in the similar 2001 period.

     Interest income in 2002 was $184 compared to $166 in 2001. This increase of $18 was due principally to a significant increase in average cash and cash equivalent balances during the three-month period ended March 31, 2002 resulting from the net cash proceeds of the Company's refinancing in August 2001 offset, in part, by lower interest rates earned on cash deposits in 2002 and a decrease in interest income recorded from interest-bearing notes as certain charges have been deferred in the 2002 period pending cash receipt.

INCOME TAXES

     During the three months ended March 31, 2002 and 2001, the Company did not recognize an income tax benefit or provision on the pretax loss of $1,930 and pretax income of $92, respectively. The Company has net operating loss carryforwards and believes it will recognize the benefits from the loss carryforwards as it earns income on a going-forward basis.

LOSS PER SHARE

    Both basic and diluted loss per share before extraordinary item for the three months ended March 31, 2002 were $.15 on basic and diluted weighted average common shares outstanding of 12,783. Both basic and diluted earnings per share for the three months ended March 31, 2001 were $.01 on basic and diluted weighted average common shares outstanding of 11,068 and 11,072.

LIQUIDITY AND CAPITAL RESOURCES

     For the three-month period ended March 31, 2002, the Company incurred a net loss of $1,930. Net cash and cash equivalents at March 31, 2002 were $14,779, a decrease of $345 from $15,124 at December 31, 2001. Working capital decreased to $35,288 at March 31, 2002 from $38,462 at December 31, 2001, a decrease of $3,174. This working capital decrease was principally the result of an increase in accrued interest expense of approximately $3,100 related to the Company's Senior Secured Notes due 2008 with interest payments of approximately $6,200 each May 1 and November 1 to 2008.

     Cash provided by operating activities was $667 for the three months ended March 31, 2002. The significant items affecting this amount were a net loss of $1,930 offset by non-cash charges for depreciation, amortization and valuation provisions of $3,735. Significant changes in operating assets and liabilities were net increases of receivables and inventories of approximately $2,700, other assets of approximately $1,100 and net increases of accounts payable, accrued liabilities, deferred revenue and customer deposits of approximately $2,800.

     Cash used in investing activities was $432 during the three months ended March 31, 2002. The significant item affecting this amount was an increase in other assets of $288.

     Cash used in financing activities was approximately $580 during the three months ended March 31, 2002, principally a result of principal payments on debt and capital leases of approximately $700 and payments on deferred license fees of $250 offset, in part, by proceeds of approximately $300 from the issuance or exercise of common stock or options.


                                                   Less than         1-3            4-5          After 5
 Contractual Obligations            Total           1 year          years          years          years
 -----------------------            -----           ------          -----          -----          -----

 Long-term debt                     $ 105,195         $     53       $   142        $     -       $105,000
 Capital lease obligations              3,989            2,233         1,738             18              -
 Operating leases                      35,166            8,953        11,113          4,278         10,822
                                ---------------  --------------- -------------  -------------  -------------
      Total                         $ 144,350         $ 11,239       $12,993        $ 4,296       $115,822
                                ===============  =============== =============  =============  =============

     Above table includes accretion of debt discount of $5,358.

     On August 22, 2001, the Company completed the private placement of $105,000 of its 11.875% Senior Secured Notes due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. Interest payments of $6,234 are due each on May 1, and November 1, until 2008. The Senior Secured Notes due 2008 are secured by a security interest in certain of the Company's assets and certain assets of the Guarantor subsidiaries, as defined. On or after August 15, 2005, the Company will have the right to redeem all or some of the notes at a price that will decrease over time from 105.938% of the principal amount in 2005 to 100% of the principal amount in 2007, plus accrued and unpaid interest. Following each fiscal year, if the Company has excess cash flow for such fiscal year, the Company will offer to purchase up to an aggregate principal amount of notes equal to 50% of such excess cash flow at a price equal to 100% of the principal amount plus accrued and unpaid interest. The Company also completed, on August 10, 2001, the sale of 1,500,000 shares of its common stock to institutional investors in a private placement for $8,250. The total proceeds were used to retire certain term loans and other credit facilities, to fund related fees and expenses and for working capital purposes.

     In February 2002, the Company completed the acquisition of a $17.5 million working capital revolving line of credit facility (the "Facility") with Foothill Capital Corporation. Borrowings under the Facility are based on (i) eligible accounts receivable, as defined, up to $7.5 million with interest at LIBOR plus 2.75% or prime plus .75% and (ii) Table Game EBITDA, as defined, up to $10 million with interest at prime plus a range of 2% to 3.5% depending on Debt Coverage Ratios. Any borrowings under the Facility will be secured by a first secured interest in substantially all of the Company's assets. We will pay a .5% per annum unused line fee. The Facility has early payoff penalties during the term of the line at 3% during the first year, 2% during the second year, and 1% during the third year. The Facility includes certain restrictive financial covenants, including maintenance of $20 million of annual EBITDA, as defined, minimum table games revenue of $750,000 monthly and a table game installed base of no less than 600 games. The Facility has an initial period of three years.

     Based on the amount of cash in banks of approximately $14,800, cash generated from operations and based on the availability of funds from the Company's recently acquired line of credit facility, management believes the Company has sufficient working capital on both a short and long-term basis.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, which will begin January 1, 2002. Based on a recent analysis, we believe the adoption of this statement will not have a material impact on our consolidated financial condition or results of operations.

CAPITAL EXPENDITURES

     During the three months ended March 31, 2002, the Company spent less than $200 for purchases of property and equipment. The Company presently does not plan any significant purchases of property and equipment for the year ending December 31, 2002. The Company plans to purchase inventory for lease to others only to the extent that specific machines not currently on lease or participation at casinos are used or based on contractual commitments with the supplier of its gaming machines. The Company, in March 2002, entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for a new slot machine introduction. These purchases will total approximately $4,000. Presently, the Company owns or leases approximately 800 machines which are not currently in use at casinos. Planned purchases for slot machines (inventory leased to others), therefore, for 2002 should be significantly less than in 2001.

     In March 2002, the Company acquired certain rights to develop software from its supplier of slot machines in exchange for an advance payment on royalties. The advance royalty payment made by the Company in April 2002 was approximately $1,600.

     In March 2002, the Company closed a transaction with an owner of patents and intellectual property relating to two unique poker games. As part of this transaction, the Company loaned $1,500 to the owner, to be paid back to the Company within three years at 10% interest.

                            MIKOHN GAMING CORPORATION

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
A.   Exhibits:

B.   Reports on Form 8-K:

          Form 8-K was filed on April 29, 2002, which dismissed Arthur Andersen, LLP as the Company's auditors.

          Form 8-K was filed on May 16, 2002, which engaged BDO Seidman, LLP as the Company's auditors.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                           MIKOHN GAMING CORPORATION, Registrant

                                                BY: /S/        Donald W. Stevens
                                                   -----------------------------
                                               Donald W. Stevens, Executive Vice
                                                 President, Treasurer, Principal
                                                               Financial Officer

Dated: May 20, 2002