Form 10-K/A
period 2001-12-31
MIKOHN GAMING CORP
filed 2002-08-02
CIK 912241

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

                                EXPLANATORY NOTE

       This Form 10-K/A has been prepared and filed by the Company to enhance the prior disclosures set forth in the Company's Form 10-K previously filed for the fiscal year ended December 31, 2001. Specifically, this Form 10-K/A provides for (i) additional disclosures describing the Company's write-offs and repositioning costs at December 31, 2000 and (ii) additional disclosures describing the Company's write-offs, impairment costs and repositioning costs at December 31, 2001 (see Management's Discussion and Analysis of Financial Condition and Results of Operations for the enhancements).

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


YEAR-END ASSET VALUATION AND CHARGES - 2001

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

  Three of the Company's operating units (Mikohn Australasia, Mikohn Latin America's Argentine branch and the exterior sign unit) operated at losses during 2001. Although the Company initially believed future business plans during 2001 did not necessitate impairment losses relating to these operating units, the downturn in the economy in the latter part of 2001 and an assessment of the backlog of these operating units in the fourth quarter of 2001 and the first quarter of 2002 caused the Company to record an impairment loss of $1,702, principally for goodwill of two of these operating units. These charges relate to our corporate and product sales operations.

  Additionally, the Company decided in the fourth quarter that it would no longer use certain long-lived operating assets. Since these assets, principally related to trade shows, non-compete agreements and slot route revenue production, were deemed to no longer benefit the Company, the Company recorded write-offs of $1,201. These charges relate to our corporate operations and our gaming operations business segment.

  In the latter part of 2001, a debtor of the Company, whose obligation is secured by certain Internet and patent rights, defaulted. The Company amended the debtor's payment terms but concluded after assessing the economic environment in late 2001 that it would be prudent to reserve the net receivable of $1,512. These charges relate to our gaming operations business segment.

  Additional events in late 2001, including certain bankruptcy filings, customer disputes and slower paying debtors caused the Company to record an additional $1,311 reserve in the fourth quarter. These charges relate to our gaming operations and product sales business segments.

  The Company's exterior sign unit has been developing an energy efficient LED display product for several years. While this product reached the market in 2001, the Company believed there was still a market for its existing, lower priced, incandescent bulb displays. However, the incandescent bulb displays require much more energy than the LED displays. As a result of the energy crisis that occurred during the summer of 2001, customers began looking for different technological alternatives to reduce energy costs and, by late 2001, demand for the Company's older incandescent bulb technology had virtually disappeared. Accordingly, the Company recorded additional inventory reserves of approximately $800 in the fourth quarter. Additionally, reductions in the Company's backlog for certain interior sign and systems products in the fourth quarter, both domestically and internationally, indicated substantially slower inventory turnover and caused the Company to record additional inventory reserves of $1,400. These charges, totaling $2,200 relate to our product sales business segment.

  During the fourth quarter of 2001 and into the first quarter of 2002, the Company determined that the effect from the collapse of the Argentine economy was likely to have a material impact on the future operations of Mikohn Latin America. Specifically, certain assets were deemed to be uncollectible or significantly impaired. As a result, the Company recorded a charge of approximately $287 for impairment of the Argentine assets in the fourth quarter of 2001. Additionally, the Company deemed certain assets from its Australian subsidiary to be impaired based on the business unit's inability to generate expected positive cash flow in 2001 and for the foreseeable future. An additional $316 charge was recorded for those assets in the fourth quarter of 2001. These charges, totaling $603, relate to our product sales business segment.

  During the latter part of 2001, the Company incurred significant medical claims and related costs under its employee medical benefits plan. These costs were approximately $305 higher than in previous quarters and were caused principally by a few abnormally large claims. In addition, charges of approximately $264 and $64 were recorded in the fourth quarter of 2001 due to a dispute with a previous medical claims administrator now in litigation and for other miscellaneous charges, respectively. These charges, totaling $633, relate to our corporate operations.

  The Company incurred approximately $301 in costs to convert a number of slot machines to comply with Canadian technical requirements in the latter part of 2001. Based on a determination that these expenditures did not increase the value of the machines, the Company recorded a charge for these expenses. These charges relate to our gaming operations business segment.

REPOSITIONING AND OTHER CHARGES  - 2000

  As a result of the significant improvement in our gaming operations, we undertook a major strategic repositioning initiative at the end of 2000. The growing demand for our proprietary slot machines placed significant capital demands on our limited capital resources. In order to maximize the capital and marketing resources allocated to our higher return gaming operations, we had to redirect resources from our lower return gaming products and some older products in the gaming operations segment. The financial impact from this strategic repositioning initiative includes $6,600 of asset write-offs related to product lines to be phased-out (or the further development of which has been deferred). Also included in the write-off of assets and other are $3,200 in costs of a patent infringement suit initiated in 1997. During 2000 we made provisions for uncollectible receivables and slow-moving and obsolete inventories of $9,400, which is substantially higher than the normal historical provisions for these items. This $9,400 is significantly higher than the average of our provisions for bad debts and slow-moving and obsolete inventories in 1999 and 1998 of $2,600. The increases in these provisions relate to the strategic repositioning initiative, changing economic conditions and changing customer credit circumstances. See Note 3 - Accounts Receivable and Note 5 - Inventories in the Notes to Consolidated Financial Statements.

  During the fourth quarter of 2000, an analysis of present and future cash flows from certain assets related to older slot machine product lines revealed that these assets had been impaired, resulting in asset write-offs totaling $6,507. Specifically, cash flows from the Company's Flip-It(TM) and P&M Coin products could no longer support the carrying value of these assets. The Company also decided to focus resources on its newly introduced slot products. Based on the future cash flow and earnings projections from the older assets, the Company decided in the fourth quarter of 2000 to write-off the net book value of these assets of approximately $2,431. These charges relate to our product sales business segment.

  Based on the Company's year-end repositioning analysis, the Company wrote off assets from its surveillance and security systems business unit of approximately $720 due to similar impairment issues reflecting the projected cash flow and earnings projections from such assets. These charges relate to our product sales business segment.

  Also in the fourth quarter of 2000, based on an analysis of projected revenues and cash flows related to a certain licensing agreement, the Company wrote off $3,356 of prepaid royalties previously deemed to be realizable. This write-off was based on the repositioning analysis performed at the end of 2000 when it appeared that sales opportunities became less likely. A description of this write-off is included under the caption "Write off of assets and other" in the Operating Income section below. These charges relate to our product sales business segment.

  In early 2001, the Company received an adverse verdict in a patent lawsuit. Accordingly, a $1,500 jury award plus related legal costs of $1,700 were expensed in the fourth quarter of 2000. A description of this charge is included under the caption "Write off of assets and other" in the Operating Income section below. These charges relate to our corporate operations.

  As noted above, the Company recorded significant charges to operations in 2000 for inventory and receivable valuation allowances. The Company's strategic repositioning of its business units in late 2000 caused certain of its inventories to be classified as slow moving and obsolete. Also, certain technological changes in electronic and exterior sign products sold to customers in late 2000 resulted in certain parts becoming obsolete. As part of our periodic review of customer accounts, the Company reassessed the ability of certain customers to pay debts timely, necessitating significantly higher bad debt reserves. These charges are included in the Operating Income section below.

  Included in the Operating Income section below are fourth quarter charges of $1,553 in inventory write-downs related to the Flip-It(TM) product line and $1,645 of inventory write-downs related to our P&M Coin and surveillance and security systems product lines, all of which are described above in "Asset Write-Offs". These charges relate to our product sales business segment.

  Certain disputes with customers, which ultimately resulted in nonpayment, impairments to debtors' abilities to pay amounts owed due to a worsening economy and bankruptcy filings necessitated a material increase in bad debt expense during 2000.

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
                                                                                ---------
                                                                                   $9,426
                                                                                =========

3. As a result of our increased focus on our gaming operations and branded slot machines following the review conducted as part of our strategic repositioning initiative, we determined that certain of our older non-branded slot machine games, surveillance assets and prepaid royalties related to a licensing agreement had balance sheet values in excess of their present realizable value. This resulted in charges to revalue assets related to two older slot product lines of $2,430, surveillance assets of $720 and prepaid royalties of $3,356. Prepaid royalties of $3,356 were written off based on an impairment evaluation performed by the Company at the end of 2000. The prepaid royalties were specifically related to and identifiable with one component of the Company's TableLink(R) system, which is designed to enhance profitability, security and player tracking for casino table games. Although components of the Company's TableLink(R) system are expected to generate future sales and cash flow, the specific component of the TableLink(R) system associated with the prepaid royalties is no longer expected to generate cash flow or earnings. Consequently, the Company recorded a write-off of the prepaid royalties due to the impairment of this asset. In addition, we accounted for the effects of an adverse decision in a patent suit on March 27, 2001 resulting in a charge to operations of $3,200. See Note 9 - Impairment, Write-Off of Assets, and Other and Extraordinary
    Item in the Notes to Consolidated Financial Statements.

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