Form 10-Q
period 2002-06-30
MIKOHN GAMING CORP
filed 2002-08-14
CIK 912241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:      June 30, 2002
                                ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from __________ to __________


Commission File Number:                0-22752
                                ------------------------


                            MIKOHN GAMING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Nevada                       88-0218876
       ---------------------------------      ----------------------
         (State or other jurisdiction             (IRS Employer
       of incorporation or organization)      Identification Number)


                       920 Pilot Road, Las Vegas, NV 89119
             ------------------------------------------------------
              (Address of principal executive office and zip code)


                                 (702) 896-3890
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


             ------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES    X          NO
    -------          _______


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:


           12,899,202                 as of         August 12, 2002
--------------------------------                   -----------------
      (Amount Outstanding)                              (Date)

                            MIKOHN GAMING CORPORATION
                                TABLE OF CONTENTS

                                                                                      Page
 Part I    FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements

                       Consolidated Balance Sheets at June 30, 2002 (Unaudited)
                       and December 31, 2001                                            2

                       Consolidated Statements of Operations for the Three and
                       Six Months Ended June 30, 2002 and 2001 (Unaudited)              4

                       Consolidated Statements of Cash Flows for the Six Months
                       Ended June 30, 2002 and 2001 (Unaudited)                         6

                       Notes to Consolidated Financial Statements (Unaudited)           8

           Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                         22

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk         32

Part II    OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders                33

           Item 6.  Exhibits and Reports on Form 8-K                                   33

                            MIKOHN GAMING CORPORATION
                           CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)                                         June 30,
                                                                 2002            December 31,
                                                              (Unaudited)            2001
                                                              -----------        ------------

                                  ASSETS
                                  ------
Current assets:
     Cash and cash equivalents                                  $  13,041        $   15,124
     Accounts receivable, net                                      15,144            20,320
     Installment sales receivable - current                         1,176               981
     Inventories, net                                              18,205            17,693
     Prepaid expenses                                               5,294             3,889
     Deferred tax asset - current                                   5,022             5,275
                                                             --------------     -------------
          Total current assets                                     57,882            63,282

Notes receivable - related parties - noncurrent                     2,580             2,401
Installment sales and notes receivable - noncurrent                 1,927                92
Property and equipment, net                                        30,015            32,510
Intangible assets, net                                             62,013            62,827
Goodwill, net                                                       3,006             3,006
Other assets                                                       11,785            11,469
                                                             --------------     -------------

          Total assets                                         $  169,208        $  175,587
                                                             ==============     =============


See notes to consolidated financial statements

                            MIKOHN GAMING CORPORATION
                           CONSOLIDATED BALANCE SHEETS

(Amounts in thousands,                                               June 30,
except per share amounts)                                              2002          December 31,
                                                                    (Unaudited)          2001
                                                                    -----------      ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
     Long-term debt and notes payable - current                        $   2,373         $   2,422
     Trade accounts payable                                                6,850             8,210
     Customer deposits                                                     4,841             2,618
     Accrued taxes                                                         2,453             2,318
     Accrued royalties                                                     2,178             2,024
     Accrued interest                                                      2,269             2,213
     Accrued and other current liabilities                                 3,812             3,060
     Deferred revenues - current                                           1,311             1,508
     Deferred license fees - current                                         447               447
                                                                  ---------------   -----------------
          Total current liabilities                                       26,534            24,820

Long-term debt and notes payable - noncurrent,
     net of original issue discount of $5,150 and $5,567                 101,424           101,823
Deferred revenues - noncurrent                                               795             1,194
Deferred tax liability - noncurrent                                       17,823            18,076
Deferred license fees - noncurrent                                           807             1,020
                                                                  ---------------   -----------------
          Total liabilities                                              147,383           146,933
                                                                  ---------------   -----------------

Commitments and contingencies (see Note 4)

Stockholders' equity:
     Preferred stock, $0.10 par value, 5,000 shares
          authorized, none issued and outstanding
     Common stock, $0.10 par value, 100,000 shares
          authorized, 12,847 and 12,765 shares issued and
          outstanding                                                      1,285             1,276
     Additional paid-in capital                                           66,490            65,751
     Stockholders' notes receivable                                       (1,023)           (1,023)
     Foreign currency translation                                           (914)           (1,079)
     Accumulated deficit                                                 (43,785)          (36,043)
     Less treasury stock, 19 shares, at cost                                (228)             (228)
                                                                  ---------------   -----------------
          Total stockholders' equity                                      21,825            28,654
                                                                  ---------------   -----------------

          Total liabilities and stockholders' equity                   $ 169,208         $ 175,587
                                                                  ===============   =================


See notes to consolidated financial statements

                            MIKOHN GAMING CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Amounts in thousands                                        Three Months Ended               Six Months Ended
(except per share amounts)                                       June 30,                        June 30,
                                                       -----------------------------   ------------------------------
                                                           2002            2001            2002             2001
                                                       -------------   -------------   --------------   -------------
Revenues:
     Gaming operations                                 $     9,944     $    11,108     $     20,878     $    20,932
     Product sales                                          15,973          16,112           29,434          31,556
                                                       -------------   -------------   --------------   -------------
          Total revenues                                    25,917          27,220           50,312          52,488
                                                       -------------   -------------   --------------   -------------

Operating costs:
     Gaming operations                                       8,151           6,053           15,126          12,031
     Product sales                                          15,894          14,018           28,936          28,680
     Corporate expense                                       3,182           3,257            5,942           5,560
                                                       -------------   -------------   --------------   -------------
          Total operating costs                             27,227          23,328           50,004          46,271
                                                       -------------   -------------   --------------   -------------

Operating income (loss):
     Gaming operations                                       1,793           5,055            5,752           8,901
     Product sales                                              79           2,094              498           2,876
     Corporate expense                                      (3,182)         (3,257)          (5,942)         (5,560)
                                                       -------------   -------------   --------------   -------------
          Total operating income (loss)                     (1,310)          3,892              308           6,217

Other income and (expense):
     Interest expense                                       (4,028)         (2,420)          (7,815)         (4,878)
     Other income and (expense)                               (124)            316              115             541
                                                       -------------   -------------   --------------   -------------
      Income (loss) before income tax
          provision                                         (5,462)          1,788           (7,392)          1,880

Income tax provision                                          (350)                            (350)
                                                       -------------   -------------   --------------   -------------

     Net income (loss)                                 $    (5,812)    $     1,788     $     (7,742)    $     1,880
                                                       =============   =============   ==============   =============

Weighted average common shares:
     Basic                                                  12,817          11,117           12,795          11,093
                                                       =============   =============   ==============   =============
     Diluted                                                12,817          11,429           12,795          11,256
                                                       =============   =============   ==============   =============

Basic and diluted earnings (loss) per share:
     Basic                                             $     (0.45)    $      0.16     $      (0.61)    $      0.17
                                                       =============   =============   ==============   =============
     Diluted                                           $     (0.45)    $      0.16     $      (0.61)    $      0.17
                                                       =============   =============   ==============   =============

See notes to consolidated financial statements

                            MIKOHN GAMING CORPORATION
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Amounts in thousands                         Three Months Ended               Six Months Ended
                                                  June 30,                        June 30,
                                        -----------------------------   -----------------------------
                                            2002            2001            2002            2001
                                        -------------   -------------   -------------   -------------
Net income (loss)                       $    (5,812)    $      1,788    $     (7,742)   $      1,880

Comprehensive income:
   Foreign currency translation gain            116                              165
                                        -------------   -------------   -------------   -------------
                                        $    (5,696)    $      1,788    $     (7,577)   $      1,880
                                        =============   =============   =============   =============

See notes to consolidated financial statements

                            MIKOHN GAMING CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 For the Six Months Ended June 30, 2002 and 2001

(Amounts in thousands)                                                     2002            2001
                                                                           ----            ----
Cash flows from operating activities:
     Net income (loss)                                                  $  (7,742)      $   1,880
     Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
          Depreciation                                                      4,740           3,551
          Amortization                                                      1,564           2,366
          Provision for bad debts                                             690             558
          Reserve for obsolete inventory                                      565             225
          Amortization of debt discount and debt acquisition costs          1,078             522
          Stock options issued to consultants / officers                      181
          Equity in losses of unconsolidated subsidiaries                      16             250
          (Gain) / loss on sale of assets                                     317            (265)
     Changes in assets and liabilities:
          Accounts receivable                                               4,486           1,299
          Notes receivable - related parties                                 (179)            (32)
          Installment sales and notes receivable                           (2,030)           (153)
          Inventories                                                      (2,543)           (913)
          Prepaid expenses                                                 (1,405)           (371)
          Other assets                                                       (905)           (437)
          Trade accounts payable                                           (1,360)           (334)
          Accrued and other current liabilities                               764            (180)
          Customer deposits                                                 2,223             (30)
          Deferred revenue                                                   (596)             65
                                                                     --------------    ------------
Net cash provided by (used in) operating activities                          (136)          8,001
                                                                     --------------    ------------
Cash flows from investing activities:
     Purchase of inventory leased to others                                                (9,610)
     Proceeds from sale-leaseback transactions                                              2,500
     Purchase of property and equipment                                      (451)         (1,629)
     Proceeds from sales of property and equipment                                            270
     Increase in intangible assets                                           (490)           (705)
                                                                     --------------    ------------
Net cash used in investing activities                                        (941)         (9,174)
                                                                     --------------    ------------

Cash flows from financing activities:
     Proceeds from long-term debt and notes payable                            32             433
     Principal payments on notes payable and long-term debt                  (183)           (403)
     Principal payments of deferred license fees                             (213)           (192)
     Proceeds from capital lease transactions                                               2,000
     Principal payments on capital leases                                  (1,016)           (931)
     Proceeds from sale of common stock                                       374             381
                                                                     --------------    ------------
Net cash provided (used in) by financing activities                        (1,006)          1,288
                                                                     --------------    ------------

(continued)

                           MIKOHN GAMING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                For the Six Months Ended June 30, 2002 and 2001

(Amounts in thousands)                                        2002          2001
                                                              ----          ----
Increase (decrease) in cash and cash equivalents              (2,083)         115
Cash and cash equivalents, beginning of period                15,124          462
                                                        -------------    -----------
Cash and cash equivalents, end of period                  $   13,041      $   577
                                                        =============    ===========


Supplemental disclosure of cash flows information:
 Cash paid during the year for:
          Interest                                        $    6,821      $ 4,505
                                                        =============    ===========
          Federal and state income taxes                  $       55      $    31
                                                        =============    ===========

See notes to consolidated financial statements

                            MIKOHN GAMING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless indicated otherwise, "Mikohn," the "Company," "we," "us" and "our" refer to Mikohn Gaming Corporation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal accruals and adjustments) necessary to present fairly the financial position of the Company at June 30, 2002, the results of its operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

     Certain items reported in the prior year have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated. All amounts reported in the notes to consolidated unaudited financial statements are rounded to the nearest thousand unless otherwise stated while units are reported in whole amounts.

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition: The Company recognizes revenue depending on the line of business as follows:

     Product sales are executed by a signed contract or customer purchase order. Revenue is recognized when the completed product is delivered. If the agreement calls for Mikohn to perform an installation after delivery, revenue related to the installation is recognized when the installation has been completed and accepted by the customer.

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

     Maintenance and support are sold under agreements with established vendor-specific objective evidence of price. Maintenance contracts are generally for a period of 12 months, with revenue recognized ratably over the contract service period.

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

3.  INVENTORIES

     Inventories at June 30, 2002 and December 31, 2001 consist of the following:

                                                   June 30,         December 31,
                                                     2002               2001
                                                     ----               ----

     Raw materials                                $  13,524          $   13,876
     Finished goods                                   7,651               7,187
     Work-in-progress                                 2,896               3,058
                                                 ------------     --------------
          Subtotal                                   24,071              24,121
     Reserve for obsolete inventory                  (5,866)             (6,428)
                                                 ------------     --------------
          Total                                   $  18,205          $   17,693
                                                 ============     ==============


4.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in routine litigation, including customer bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations.

     In March 2002, the Company entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for a new slot machine introduction. These purchases will total approximately $4,000.

5.  SEGMENT REPORTING

     The Company's worldwide operations are concentrated in two principal business segments: gaming operations and product sales. The gaming operations business segment was established in 1993 to develop, acquire, manufacture and distribute proprietary games, and these games have become increasingly important to its business. Increased attention has been given to gaming operations because of the high recurring revenues and profit margin potential for this business line. Mikohn owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases either provide for a fixed rental payment or a participation in the game's operating results. Sales of proprietary games are reflected in the reported results of the Company's product sales business segment, while revenues derived from leases are included in the results of its gaming operations business segment. The Company's product sales business segment has been providing gaming products and equipment around the world since 1987. First, it sold progressive jackpot systems and then it expanded to sign manufacturing as well as other related products. Its gaming products are found in almost every major gaming jurisdiction and include: (i) interior casino signage, exterior signage and electronic components used in progressive jackpot systems, (ii) player tracking and information gathering and control systems and (iii) gaming machines for sale.

     Business segment information for the three and six months ended June 30, 2002 and 2001 consist of:


                                                            Three Months Ended                Six Months Ended
                                                                June 30,                          June 30,
                                                                --------                          --------
Business Unit Segments:                                   2002            2001              2002            2001
-----------------------                                   ----            ----              ----            ----
Revenues:
     Gaming operations                                  $   9,944       $   11,108       $   20,878       $  20,932
     Product sales:
          Signage and electronic
            components                                     12,546           13,343           23,430          26,910
          Player tracking and information
            gathering                                       1,379            1,359            3,226           2,484
          Gaming machines and other                         2,048            1,410            2,778           2,162
                                                      -------------   --------------    -------------   -------------
                                                           15,973           16,112           29,434          31,556
                                                      -------------   --------------    -------------   -------------
                                                        $  25,917       $   27,220       $   50,312       $  52,488
                                                      =============   ==============    =============   =============

Gross profit:
     Gaming operations                                  $   7,678       $    9,360       $   16,332       $  17,518
     Product sales                                          5,074            6,780            9,747          11,699
                                                      -------------   --------------    -------------   -------------
                                                        $  12,752       $   16,140       $   26,079       $  29,217
                                                      =============   ==============    =============   =============

Operating income (loss):
     Gaming operations                                  $   1,793       $    5,055       $    5,752       $   8,901
     Product sales                                             79            2,094              498           2,876
     Corporate                                             (3,182)          (3,257)          (5,942)         (5,560)
                                                      -------------   --------------    -------------   -------------
                                                        $  (1,310)      $    3,892       $      308       $   6,217
                                                      =============   ==============    =============   =============

Income (loss) before income tax:
     Gaming operations                                  $   1,176       $    4,320       $    4,170       $   7,276
     Product sales                                           (424)           1,660             (875)          1,613
     Corporate                                             (6,214)          (4,192)         (10,687)         (7,009)
                                                      -------------   --------------    -------------   -------------
                                                        $  (5,462)      $    1,788       $   (7,392)      $   1,880
                                                      =============   ==============    =============   =============

     The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and six months ended June 30, 2002 and 2001 consist of:

                                             Three Months Ended                Six Months Ended
                                                 June 30,                          June 30,
                                       ------------------------------    -----------------------------
Geographic Operations:                     2002            2001              2002            2001
----------------------                 -------------   --------------    -------------   -------------
Revenues:
     North America                       $  22,328       $   25,080        $  43,429       $  48,508
     Australia/Asia                          1,500             (193)           3,128            (250)
     Europe/Africa                           2,102            1,565            3,771           3,045
     Latin America                             (13)             768              (16)          1,185
                                       -------------   --------------    -------------   -------------
                                         $  25,917       $   27,220        $  50,312       $  52,488
                                       =============   ==============    =============   =============

Gross profit:
     North America                       $  11,871       $   15,211        $  24,051       $  27,684
     Australia/Asia                            238             (193)             906            (250)
     Europe/Africa                             656              778            1,138           1,268
     Latin America                             (13)             344              (16)            515
                                       -------------   --------------    -------------   -------------
                                         $  12,752       $   16,140        $  26,079       $  29,217
                                       =============   ==============    =============   =============

Operating income (loss):
     North America                       $    (733)      $    3,884        $     652       $   6,533
     Australia/Asia                           (491)            (193)            (234)           (250)
     Europe/Africa                             (73)             162              (94)            (21)
     Latin America                             (13)              39              (16)            (45)
                                       -------------   --------------    -------------   -------------
                                         $  (1,310)      $    3,892        $     308       $   6,217
                                       =============   ==============    =============   =============

Income (loss) before income tax:
     North America                       $  (4,963)      $    1,793        $  (7,100)      $   2,245
     Australia/Asia                           (474)            (193)            (215)           (250)
     Europe/Africa                             (12)             142              (61)            (71)
     Latin America                             (13)              46              (16)            (44)
                                       -------------   --------------    -------------   -------------
                                         $  (5,462)      $    1,788        $  (7,392)      $   1,880
                                       =============   ==============    =============   =============

     The following departments are included in corporate expense:

                                             Three Months Ended                Six Months Ended
                                                 June 30,                          June 30,
                                       ------------------------------    -----------------------------
Department:                                2002             2001              2002            2001
-----------                            -------------   --------------    -------------   -------------
Human resources                            $   120         $    112        $     258        $    233
Executive and administration                   655              587            1,081             753
Finance and MIS                                882              853            1,765           1,743
Legal and compliance                           304              330              510             508
Corporate facilities
 management                                     85               93              189             196
Research and development                                        187                              187
Marketing                                      286              231              500             345
Depreciation and amortization                  850              864            1,639           1,595
                                       -------------   --------------    -------------   -------------
     Total                                 $ 3,182         $  3,257        $   5,942        $  5,560
                                       =============   ==============    =============   =============

6.   GUARANTOR FINANCIAL STATEMENTS

     On August 22, 2001, the Company completed the private placement of $105,000 of its 11.875% Senior Secured Notes due 2008 and warrants to purchase an aggregate of 420 shares of its common stock at a price of $7.70 per share. In addition, on August 10, 2001, the Company completed the sale of 1,500 shares of its common stock to institutional investors in a private placement for $8,250.

     The Company's domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the Senior Secured Notes. The financial statements for the guarantor subsidiaries follow:

                            MIKOHN GAMING CORPORATION
                     CONSOLIDATING CONDENSED BALANCE SHEETS

                                                                      June 30, 2002
                                                                      -------------
                                                                        Non-
                                                      Guarantor      Guarantor
                                        Parent      Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                        ------      ------------    ------------     ------------     ------------
              ASSETS

Current Assets:
     Cash                              $  11,899       $    (438)        $ 1,580      $        -        $    13,041
     Accounts receivable, net              6,428           6,327           2,389                             15,144
     Inventories, net                      8,598           6,618           2,989                             18,205
     Other current assets                  2,621           8,529             342                             11,492
                                      ------------  --------------  --------------  ---------------  ----------------
          Total current assets            29,546          21,036           7,300                             57,882

Property and equipment, net               10,271          19,301             443                             30,015
Intangible assets, net                    59,242           5,382             395                             65,019
Investments in subsidiaries               14,820                                         (14,573)               247
Other assets                              14,051           1,994                                             16,045
                                      ------------  --------------  --------------  ---------------  ----------------
     Total assets                      $ 127,930       $  47,713        $  8,138      $  (14,573)       $   169,208
                                      ============  ==============  ==============  ===============  ================

   LIABILITIES AND STOCKHOLDERS'
              EQUITY

Current liabilities                    $  16,428       $   6,299        $  3,807      $        -        $    26,534
Intercompany transactions                (26,967)         22,001           4,966
                                      ------------  --------------  --------------  ---------------  ----------------
     Total current liabilities           (10,539)         28,300           8,773                             26,534

Long-term debt, net of original
     issue discount of $5,150            100,251           1,097              76                            101,424
Other liabilities, long term                 811             791                                              1,602
Deferred tax liability - noncurrent       15,582           2,241                                             17,823
Stockholders' equity                      21,825          15,284            (711)        (14,573)            21,825
                                      ------------  --------------  --------------  ---------------  ----------------
     Total liabilities
        and stockholders' equity       $ 127,930       $  47,713        $  8,138      $  (14,573)       $   169,208
                                      ============  ==============  ==============  ===============  ================

                                                                  December 31, 2001
                                                                  -----------------
                                                                       Non-
                                                    Guarantor       Guarantor
                                       Parent     Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                       ------     ------------    ------------    ------------    ------------
               ASSETS
Current Assets:
   Cash                               $ 14,354     $   (267)       $  1,037        $      -       $  15,124
   Accounts receivable, net             11,769        6,724           1,827                          20,320
   Inventories, net                      7,729        7,298           2,666                          17,693
   Other current assets                  3,180        6,747             218                          10,145
                                     -----------  -------------  --------------  --------------  --------------
        Total current assets            37,032       20,502           5,748                          63,282

Property and equipment, net             10,824       21,276             410                          32,510
Intangible assets, net                  60,048        5,389             396                          65,833
Investments in subsidiaries             14,017                                       (13,754)           263
Other assets                            11,864        1,835                                          13,699
                                     -----------  -------------  --------------  --------------  --------------
   Total assets                       $133,785     $ 49,002        $  6,554        $ (13,754)     $ 175,587
                                     ===========  =============  ==============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                   $ 15,446     $  6,677        $  2,697        $     -        $  24,820
Intercompany transactions              (26,845)      22,458           4,387
                                     -----------  -------------  --------------  --------------  --------------
   Total current liabilities           (11,399)      29,135           7,084                          24,820

Long-term debt, net of original
     issue discount of $5,567           99,847        1,905              71                         101,823
Other liabilities, long term             1,035        1,179                                           2,214
Deferred tax liability - noncurrent     15,648        2,428                                          18,076
Stockholders' equity                    28,654       14,355            (601)         (13,754)        28,654
                                     -----------  -------------  --------------  --------------   -------------
     Total liabilities
           and stockholders' equity   $133,785     $ 49,002        $  6,554        $ (13,754)     $ 175,587
                                     ===========  =============  ==============  ==============   =============

                            MIKOHN GAMING CORPORATION
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                                                   For the Three Months Ended June 30, 2002
                                                   ----------------------------------------
                                                                   Non-
                                                Guarantor       Guarantor
                                   Parent     Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                   ------     ------------    ------------    ------------    ------------
Revenues                          $ 13,933     $  11,317       $   3,589      $  (2,922)      $   25,917
Cost of sales                        6,713         5,842           2,708         (2,098)          13,165
Selling, general and
     administrative expenses         7,662         4,942           1,458                          14,062
                                 -----------  -------------  --------------  --------------  --------------
     Operating income (loss)         (442)           533            (577)          (824)          (1,310)
Equity in earnings of
     subsidiaries                  (1,086)                                        1,086
Interest expense                   (3,845)           (78)           (105)                         (4,028)
Other income and (expense)           (215)           (93)            184                            (124)
                                 -----------  -------------  --------------  --------------  --------------
     Income (loss) before
          income taxes             (5,588)           362            (498)           262           (5,462)

Income tax (provision) benefit       (224)          (126)                                           (350)
                                 -----------  -------------  --------------  --------------  --------------

     Net income (loss)            $ (5,812)    $     236       $    (498)     $     262       $   (5,812)
                                 ===========  =============  ==============  ==============  ==============


                                                   For the Three Months Ended June 30, 2001
                                                   ----------------------------------------
                                                                  Non-
                                                Guarantor      Guarantor
                                   Parent     Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                   ------     ------------   ------------     ------------    ------------
Revenues                          $ 15,106    $   17,099        $   2,140       $ (7,125)     $   27,220
Cost of sales                        6,221         8,314            1,210         (4,665)         11,080
Selling, general and
     administrative expenses         7,150         4,244              854                         12,248
                                 -----------  -------------  --------------  --------------  --------------
     Operating income (loss)         1,735         4,541               76         (2,460)          3,892
Equity in earnings of
     subsidiaries                      648                                          (648)
Interest expense                    (2,302)          (62)             (56)                        (2,420)
Other income and (expense)              66           208               42                            316
                                 -----------  -------------  --------------  --------------  --------------
     Income (loss) before
          income taxes                 147         4,687               62         (3,108)          1,788

Income tax (provision) benefit       1,641        (1,641)
                                 -----------  -------------  --------------  --------------  --------------

     Net income (loss)            $  1,788    $    3,046        $      62       $ (3,108)     $    1,788
                                 ===========  =============  ==============  ==============  ==============

                            MIKOHN GAMING CORPORATION
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS


                                                     For the Six Months Ended June 30, 2002
                                                     --------------------------------------
                                                                         Non-
                                                    Guarantor         Guarantor
                                      Parent       Subsidiaries      Subsidiaries    Eliminations   Consolidated
                                      ------       ------------      ------------    ------------   ------------
Revenues                           $    25,581    $      22,814      $      6,883    $     (4,966)  $      50,312
Cost of sales                           11,714           11,289             4,855          (3,625)         24,233
Selling, general and
  administrative expenses               13,279           10,120             2,372                          25,771
                                   -------------  --------------     -------------   -------------  --------------
  Operating income (loss)                  588            1,405              (344)         (1,341)            308
Equity in earnings of
  subsidiaries                            (917)                                               917
Interest expense                        (7,447)            (164)             (204)                         (7,815)
Other income and (expense)                  (1)            (141)              257                             115
                                   -------------  --------------     -------------   -------------  --------------
  Income (loss) before
    income taxes                        (7,777)           1,100              (291)           (424)         (7,392)

Income tax (provision) benefit              35             (385)                                             (350)
                                   -------------  --------------     -------------   -------------  --------------

  Net income (loss)                $    (7,742)   $         715      $       (291)   $       (424)  $      (7,742)
                                   =============  ==============     =============   =============  ==============


                                                     For the Six Months Ended June 30, 2001
                                                     --------------------------------------
                                                                         Non-
                                                    Guarantor         Guarantor
                                      Parent       Subsidiaries      Subsidiaries    Eliminations   Consolidated
                                      ------       ------------      ------------    ------------   -------------
Revenues                           $    28,891    $      29,003      $      3,980    $     (9,386)  $      52,488
Cost of sales                           12,717           14,205             2,446          (6,097)         23,271
Selling, general and
  administrative expenses               12,811            8,502             1,687                          23,000
                                   -------------  --------------     -------------   -------------  --------------
  Operating income (loss)                3,363            6,296              (153)         (3,289)          6,217
Equity in earnings of
  subsidiaries                             717                                               (717)
Interest expense                        (4,660)            (115)             (103)                         (4,878)
Other income and (expense)                 193              295                53                             541
                                   -------------  --------------     -------------   -------------  --------------
  Income (loss) before
    income taxes                          (387)           6,476              (203)         (4,006)          1,880

Income tax (provision) benefit           2,267           (2,267)
                                   -------------  --------------     -------------   -------------  --------------

  Net income (loss)                $     1,880    $       4,209      $       (203)   $     (4,006)  $       1,880
                                   =============  ==============     =============   =============  ==============

                            MIKOHN GAMING CORPORATION
                  CONSOLIDATING CONDENSED CASH FLOW STATEMENTS


                                                         For the Six Months Ended June 30, 2002
                                                         --------------------------------------
                                                                             Non-
                                                        Guarantor         Guarantor
                                          Parent       Subsidiaries      Subsidiaries   Eliminations   Consolidated
                                          ------       ------------      ------------   ------------   ------------
Net cash provided by (used in)
   operating activities                $    (1,492)  $          702    $          654   $          -   $       (136)
                                       ------------  ---------------   ---------------  -------------  -------------

Cash flows from investing activities:
   Purchase of inventory for
      lease to others
   Proceeds from sale-
      leaseback transactions
   Purchase of property and
      equipment                               (221)            (138)              (92)                         (451)
   Other investing activities                 (475)                               (15)                         (490)
                                       ------------  ---------------   ---------------  -------------  -------------
Net cash used in investing activities         (696)            (138)             (107)                         (941)
                                       ------------  ---------------   ---------------  -------------  -------------

Cash flows from financing activities:
   Proceeds from long-term debt
      and capital leases                                                           32                            32
   Principal payments on debt and
      capital leases                          (428)            (735)              (36)                       (1,199)
   Principal payments of deferred
      license fees                            (213)                                                            (213)
   Proceeds from option exercise /
      issuance of common stock                 374                                                              374
                                       ------------  ---------------   ---------------  -------------  -------------
Net cash used in financing activities         (267)            (735)               (4)                       (1,006)
                                       ------------  ---------------   ---------------  -------------  -------------
Increase (decrease) in cash and
   cash equivalents                         (2,455)            (171)              543                        (2,083)
Cash and cash equivalents,
   beginning of period                      14,354             (267)            1,037                        15,124
                                       ------------  ---------------   ---------------  -------------  -------------
Cash and cash equivalents, end of
   period                              $    11,899   $         (438)   $        1,580   $          -   $     13,041
                                       ============  ===============   ===============  =============  =============

                                                        For the Six Months Ended June 30, 2001
                                                        --------------------------------------
                                                                        Non-
                                                    Guarantor        Guarantor
                                        Parent     Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                       ---------  ---------------  ---------------  ---------------  -----------------
Net cash provided by operating
 activities                            $  2,136   $        5,532   $          333   $           -    $          8,001
                                       ---------  ---------------  ---------------  ---------------  -----------------

Cash flows from investing activities:
 Purchase of inventory for lease
  to others                                               (9,610)                                              (9,610)
 Proceeds from sale-leaseback
  transactions                                             2,500                                                2,500
 Purchase of property and
  equipment                              (1,071)            (204)            (354)                             (1,629)
 Other investing activities                (654)             219                                                 (435)
                                       ---------  ---------------  ---------------  ---------------  -----------------
Net cash used in investing activities    (1,725)          (7,095)            (354)                             (9,174)
                                       ---------  ---------------  ---------------  ---------------  -----------------

Cash flows from financing activities:
 Proceeds from long-term debt
  and capital leases                        370            2,000               63                               2,433
 Principal payments on debt and
  capital leases                           (707)            (520)            (107)                             (1,334)
 Principal payments of deferred
  license fees                             (192)                                                                 (192)
 Proceeds from option exercise/
  issuance of common stock                  381                                                                   381
                                       ---------  ---------------  ---------------  ---------------  -----------------
Net cash provided by (used in)
 financing activities                      (148)           1,480              (44)                              1,288
                                       ---------  ---------------  ---------------  ---------------  -----------------
Increase (decrease) in cash and
 cash equivalents                           263              (83)             (65)                                115
Cash and cash equivalents,
 beginning of period                        540             (375)             297                                 462
                                       ---------  ---------------  ---------------  ---------------  -----------------
Cash and cash equivalents, end of
 period                                $    803   $         (458)  $          232   $           -    $            577
                                       =========  ===============  ===============  ===============  =================


8.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets, such as the Company's perpetual license, are no longer amortized but are subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, software development costs, trademark and proprietary property rights and license and non-compete agreements will continue to be amortized over their useful lives. In accordance with SFAS No. 142, the Company completed the transitional intangible asset test upon adoption of SFAS No. 142 and the transitional goodwill impairment test during the six months ended June 30, 2002. The transitional intangible asset test did not result in a change in the useful lives of the Company's definite life intangible assets or an impairment of the Company's finite life intangible assets. The transitional goodwill test did not result in an impairment of goodwill.

     In connection with the adoption of SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the six months ended

June 30, 2001 to the amounts adjusted for the elimination of amortization expense recorded on goodwill and intangible assets prior to the adoption of SFAS No. 142, net of income taxes, is as follows:

                                                 Net                Basic              Diluted
                                               Income                EPS                 EPS
                                          -----------------    -----------------    --------------
Reported amount                                 $   1,880            $    0.17           $  0.17
Addback:  goodwill and intangible asset
     amortization                                     915                 0.08              0.08
                                          -----------------    -----------------    --------------
     Adjusted amount                            $   2,795            $    0.25           $  0.25
                                          =================    =================    ==============

     The net carrying value of goodwill and other intangible assets as of June 30, 2002 is comprised of the following:

                                                 Net Amount Allocated by Segment
                                                 -------------------------------
                                           Gaming            Product
                                         Operations           Sales            Corporate              Net
                                       ---------------    ---------------    ---------------     --------------
Goodwill                               $       2,471      $         535      $           -       $      3,006
Indefinite life intangible assets             50,532                                                   50,532
Finite life intangible assets (see
     detail below)                             5,598              3,017              2,866             11,481
                                       ---------------    ---------------    ---------------     --------------
     Total                             $      58,601      $       3,552      $       2,866       $     65,019
                                       ===============    ===============    ===============     ==============

     The change in the net carrying amount of goodwill, indefinite life intangible assets and finite life intangible assets during the six months ended June 30, 2002 is due to increases to, and amortization of, finite life assets.

     The net carrying value of goodwill ($3,006) as of June 30, 2002 is included in the geographic operations of North America ($2,616) and Australia/Asia ($390).

     Finite life intangible assets as of June 30, 2002, subject to amortization, are comprised of the following:


                                 Gross Carrying            Accumulated
                                     Amount               Amortization              Net
                              --------------------     ------------------     ---------------
Patent/trademark rights       $            11,045      $         (5,403)      $        5,642
License agreements                          2,357                (1,139)               1,218
Covenants not to compete                    9,918                (8,508)               1,410
Software development costs                  3,193                (1,196)               1,997
Proprietary rights/other                    1,835                  (621)               1,214
                              --------------------     ------------------     ---------------
     Total                    $            28,348      $        (16,867)      $       11,481
                              ====================     ==================     ===============

     Amortization expense for finite life intangible assets was $1,445 for the six months ended June 30, 2002. Annual estimated amortization expense for each of the five succeeding fiscal years is expected to approximate $3,760, $2,530, $1,710, $1,574 and $851.

9.   RELATED PARTY TRANSACTIONS

     During the three months and six months ended June 30, 2002, the Company entered into various transactions with related parties. Specifically, the Company charged interest of approximately $52 and $100, respectively, and sold approximately $12 and $20, respectively, of net products and services to its 50% owned, unconsolidated subsidiary in Latin America. The Company also had significant transactions with its Australian affiliate prior to the Australian business being consolidated with the Company on November 15, 2001. In particular, during the three months and six months ended June 30, 2001, the Company charged its Australian affiliate approximately $49 and $100, respectively, in interest charges, approximately $100 and $200, respectively, in royalty and table game fees and approximately $55 and $100, respectively, for net sales of various products. All sales and expense charges to or from affiliates were deemed to be arms-length transactions. At June 30, 2002, the Company's 50% owned, unconsolidated subsidiary and certain employees of the subsidiary owed the Company approximately $2,400 included in notes receivable - related party.

     Included in accounts receivable and notes receivable - related party are amounts owed to the Company by its Chairman of the Board of Directors and CEO of approximately $63 and $170, respectively at June 30, 2002. During July 2002, the Company advanced an additional $50 to its Chairman and CEO.

     Included in stockholder notes receivable at June 30, 2002 are amounts owed from certain officers and directors of the Company totaling $1,023. These amounts are due in October 2002.

10.  ACQUISITION / DIVESTITURE OF SUBSIDIARIES

     On May 14, 2002, the Company acquired 1,744,403 shares of Mikohn Australasia Pty Limited ("MGA") from TAB Limited ("TAB"). These shares represented 8% of the issued and outstanding shares of MGA, increasing the Company's ownership in this subsidiary from 92% to 100%. The purchase price for the shares was AUD2,000, payable AUD1,500 on closing and a promissory note for AUD500. Promissory note is due June 30, 2005 and bears interest at 5% per annum; principal and interest payable or due at maturity. Simultaneously with the purchase of these shares, the Company and TAB amended their existing licensing agreement granting TAB additional rights to operate a Mystery(R) Linked Jackpot system in New South Wales. In consideration for these additional rights, TAB agreed to pay a fee of AUD1,500 within seven days after execution of the agreement and to pay an additional fee, aggregating a minimum of AUD1,125 over three years, in the amount of AUD15.00 (actual) per month per game connected to the system. The Company and TAB agreed that monies owed by the Company to TAB for the purchase of the shares in MGA could be offset by the monies owed by TAB to the Company under the terms of the amended license agreement.

11.  EARNINGS PER SHARE

     The following table provides a reconciliation of basic and diluted income
(loss) per share as required by SFAS No. 128, "Earnings per Share":

                                                                                          Dilutive
                                                                                           Stock
                                                                         Basic            Options           Diluted
                                                                         -----            -------           -------
For the three month period ended June 30, 2002:
-----------------------------------------------
     Net loss                                                           $  (5,812)           $     -        $ (5,812)
                                                                     ==============    ===============    ============
     Weighted average shares                                               12,817                             12,817
                                                                     ==============    ===============    ============
     Per share amount                                                   $   (0.45)           $     -        $  (0.45)
                                                                     ==============    ===============    ============


For the three month period ended June 30, 2001:
-----------------------------------------------
     Net income                                                         $   1,788            $     -        $  1,788
                                                                     ==============    ===============    ============
     Weighted average shares                                               11,117                312          11,429
                                                                     ==============    ===============    ============
     Per share amount                                                   $    0.16            $     -        $   0.16
                                                                     ==============    ===============    ============


For the six month period ended June 30, 2002:
---------------------------------------------
     Net loss                                                           $  (7,742)           $     -        $ (7,742)
                                                                     ==============    ===============    ============
     Weighted average shares                                               12,795                             12,795
                                                                     ==============    ===============    ============
     Per share amount                                                   $   (0.61)           $     -        $  (0.61)
                                                                     ==============    ===============    ============


For the six month period ended June 30, 2001:
---------------------------------------------
     Net income                                                        $   1,880            $     -        $  1,880
                                                                     ==============    ===============    ============
     Weighted average shares                                               11,093                163          11,256
                                                                     ==============    ===============    ============
     Per share amount                                                   $    0.17            $     -        $   0.17
                                                                     ==============    ===============    ============

     Dilutive stock options for the three months ended June 30, 2002 (626) have not been included in the computation of diluted net loss per share as their effect would be antidilutive. Likewise, dilutive stock options for the six months ended June 30, 2002 (481) have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

12.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues". SAB 102 gives guidance on the documentation and methodologies used in the determination of loan loss allowances. We believe the adoption of this bulletin will not have a material impact on our consolidated financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, which will begin January 1, 2002. Based on a recent analysis, the adoption of this statement did not have a material impact on our consolidated financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections". Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management believes the adoption of SFAS No. 145, which will be implemented during 2003, will not have a material impact on its consolidated financial statements.

                            MIKOHN GAMING CORPORATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. Factors such as competition, customer dissatisfaction, failure to gain new product acceptance, software, Internet gaming, our maintaining licenses for branded games, our dependence on Sigma Game Inc., our operating history, our high leverage and accompanying debt service obligations, onerous taxation and other adverse government action (including, without limitation, with respect to gaming regulations and our gaming licenses and approvals), terrorism in general and governmental response thereto, unusual risks attending foreign transactions and general deterioration in economic conditions may cause results to differ materially from any that are projected. Forward-looking statements speak only as of the date they are made, and readers are warned that the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

     Readers are urged to carefully review and consider disclosures made by the Company in this and other reports that discuss factors germane to the Company's business. See particularly the Company's reports on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K filed with the Securities and Exchange Commission.

GENERAL INFORMATION

     All dollar amounts reported in this section (from this point forward) are expressed in thousands and are rounded to the nearest thousand unless otherwise stated. However, numbers of units and number of shares are expressed in whole amounts. All percentages reported are based on those rounded numbers.

RESTRUCTURING AND COST CONTAINMENT

     On August 7, 2002, the Company announced that as part of an overall review of business operations and operating efficiencies it is reducing its workforce by approximately 15%. In addition, we have announced our intent to consolidate our manufacturing and electronics operations to our state-of-the-art manufacturing facility in Hurricane, Utah. We anticipate the manufacturing transition to be completed prior to year-end.

     On August 13, 2002, the Company's board of directors approved the terms of a severance agreement with Don W. Stevens, the Company's former executive vice president, treasurer and chief financial officer. The terms of the agreement require the Company to pay Mr. Stevens a sum equal to $701, which is net of principal and interest aggregating $296 as of July 31, 2002 owed to the Company by Mr. Stevens under two promissory notes. The $701 is payable $300 upon execution of the agreement with the balance of $401 evidenced by a promissory note bearing interest at 8% per annum payable in 36 monthly installments commencing September 15, 2002. The Company also agreed that Mr. Stevens could retain 215,000 stock options granted to him during the period of his employment, all of which are fully vested and otherwise will be exercisable in accordance with their terms at the time they were issued. In addition, Mr. Stevens and his family will remain covered under the Company's executive medical plan through August 13, 2005.

ACQUISITION / DIVESTITURE OF SUBSIDIARIES

     In October 2001, the Company completed the sale of 50% of its interest in Mikohn Latin America S.A. ("Mikohn Latin America"). Certain employees of Mikohn Latin America, through RLP Holdings, purchased a 50% interest for $500 in cash and a note. Since October 2001, the Company has accounted for the financial results of this entity using the equity method. Equity in earnings and losses of the unconsolidated subsidiary is now charged to revenues on a monthly basis with a corresponding charge to the Company's investment in subsidiary account. Prior to the 50% divestiture, the financial results of Mikohn Latin America were included in the consolidated results of operations. For the six months ended June 30, 2001, Mikohn Latin America accounted for approximately $1,200 in revenues, $500 in gross profit, and a net loss of approximately $40 and these amounts are included in the financial analysis below. For the three months ended June 30, 2001, Mikohn Latin America accounted for approximately $800 in revenues, $300 in gross profit, and net income of approximately $60 and these amounts are included in the financial analysis below. From January to June 2002, approximately $16 of equity in losses of unconsolidated subsidiaries is included in gaming products revenues below.

     On November 15, 2001, the Company converted $518 of debt owing from Mikohn Gaming Australasia Pty., Ltd ("MGA") into 20 million shares of MGA, thereby increasing our ownership from 50% to approximately 92%. Previous to this transaction, the Company had accounted for this unconsolidated subsidiary using the equity method whereby the Company would record a 50% share of earnings or losses of this subsidiary. The Company now consolidates all accounts of this subsidiary into its consolidated financial statements. For the six and three-month periods ended June 30, 2002, approximately $250 and $150, respectively, was charged to gaming products revenues below for the equity in losses of this unconsolidated subsidiary. For six and three-month periods ended June 30, 2002, MGA accounted for approximately $3,100 and $1,500, respectively, in revenues, $900 and $200, respectively, in gross profit and an approximate net loss of $15 and $0, respectively. These amounts are included in the financial analysis below.

     On May 14, 2002, the Company acquired 1,744,403 shares of MGA from TAB Limited ("TAB"). These shares represented 8% of the issued and outstanding shares of MGA, increasing the Company's ownership in this subsidiary from 92% to 100%. The purchase price for the shares was AUD2,000, payable AUD1,500 on closing and a promissory note for AUD500. Promissory note is due June 30, 2005 and bears interest at 5% per annum; principal and interest payable or due at maturity. Simultaneously with the purchase of these shares, the Company and TAB amended their existing licensing agreement granting TAB additional rights to operate a Mystery(R) Linked Jackpot system in New South Wales. In consideration for these additional rights, TAB agreed to pay a fee of AUD1,500 within seven days after execution of the agreement and to pay an additional fee, aggregating a minimum of AUD1,125 over three years, in the amount of AUD15.00 (actual) per month per game connected to the system. The Company and TAB agreed that monies owed by the Company to TAB for the purchase of the shares in MGA could be offset by the monies owed by TAB to the Company under the terms of the amended license agreement.

RELATED PARTY TRANSACTIONS

     During the three months and six months ended June 30, 2002, the Company entered into various transactions with related parties. Specifically, the Company charged interest of approximately $52 and $100, respectively, and sold approximately $12 and $20, respectively, of net products and services to its 50% owned, unconsolidated subsidiary in Latin America. The Company also had significant transactions with its Australian affiliate prior to the Australian business being consolidated with the Company on November 15, 2001. In particular, during the three months and six months ended June 30, 2001, the Company charged its Australian affiliate approximately $49 and $100, respectively, in interest charges, approximately $100 and $200, respectively, in royalty and table game fees and approximately $55 and $100, respectively, for net sales of various products. All sales and expense charges to or from affiliates were deemed to be arms-length transactions.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

     REVENUES:

                                                                                   Change
                                                                                   ------
         Business Segment                   2002            2001           Amount            %            Comment
         ----------------                   ----            ----           ------            -            -------
Gaming operations                          $  9,944        $ 11,108        $(1,164)          -10.5%          1
Product sales                                15,973          16,112           (139)           -0.9%          2
                                         ------------    ------------   -------------
     Total                                 $ 25,917        $ 27,220        $(1,303)           -4.8%
                                         ============    ============   =============

Percentage of total revenues:
     Gaming operations                        38.4%           40.8%
     Product sales                            61.6%           59.2%
                                         ------------    ------------
                                             100.0%          100.0%
                                         ============    ============

     1. Gaming operations revenues during the three months ended June 30, 2002 were $9,944, a $1,164 decrease, or 10.5%, from $11,108 in the 2001 comparable period. This net decrease resulted from (i) a decrease in recurring revenues from leased slot machines of approximately $400 in the 2002 period attributable to an approximate 6% reduction in the average net win per day per slot machine. The average number of slot machines outstanding during the three months ended June 30, 2002 did not change significantly from the comparable period of the prior year. (At June 30, 2002 and 2001, the Company had approximately 2,400 branded slot machines in casino locations) and (ii) a decrease of approximately $800 in table games revenues reflecting a decline of approximately 50 average leased table games, as compared to the 2001 three-month period, as well as an approximate 10% decrease in the average monthly lease charge on leased table games and reduced lease commencement fees in the 2002 period.

     2. Product sales revenues during the three months ended June 30, 2002 were $15,973, a $139 decrease, or 0.9%, from $16,112 in the 2001 comparable period. This net decrease during 2002 was due principally to decreases in electronic displays of approximately $800 offset, in part, by an increase of approximately $700 in gaming machine sales and other.

     OPERATING INCOME (LOSS):

                                                                                   Change
                                                                                   ------
         Business Segment                    2002           2001           Amount             %           Comment
         ----------------                    ----           ----           ------             -           -------
Gaming operations                            $ 1,793        $ 5,055         $ (3,262)         -64.5%         1
Product sales                                     79          2,094           (2,015)         -96.2%         2
                                         -------------   ------------   --------------
     Total segment operating
          income                               1,872          7,149           (5,277)         -73.8%

Corporate                                     (3,182)        (3,257)              75            2.3%         3
                                        -------------   ------------   --------------
     Total operating income (loss)           $(1,310)       $ 3,892        $  (5,202)        -133.7%
                                        =============   ============   ==============

Depreciation and amortization:
     Gaming operations                       $ 2,298        $ 1,917        $     381           19.9%
     Product sales                               341            349               (8)          -2.3%
     Corporate                                   851            864              (13)          -1.5%         4
                                         -------------   ------------   --------------
     Total                                   $ 3,490        $ 3,130        $     360           11.5%
                                         =============   ============   ==============

     1. Gaming operations operating income during the three months ended June 30, 2002 was $1,793, a $3,262 decrease, or 64.5% from $5,055 in the
          2001 comparable period. This net decrease was primarily due to (i) the decrease in recurring revenues from leased slot machines and table games of approximately $1,200 attributable to an approximate 6% reduction in the average net win per day per slot machine, (ii) an increase in refurbishment costs associated with the transfer and replacement of leased slot machines during the 2002 period of approximately $500 (costs of refurbishment and transfer expenses are expensed to cost of sales as incurred and occurred on a significantly more frequent basis than in the 2001 period because of an aging inventory of games), and (iii) increases in rent and depreciation expense during the 2002 period of approximately $1,300 resulting from the growth and related lease financing of slot machine placements in the Company's route operation as compared to the prior year quarterly period.

     2. Product sales operating income during the three months ended June 30, 2002 was $79, a $2,015 decrease, or 96.2%, from $2,094 in the 2001 comparable period. This decline in operating income resulted principally from lower gross profit margins. During the three months ended June 30, 2002, the Company incurred a charge of $350 related to labor issues and due to a decline in production volume in its sign plants, gross margins declined by approximately 10% as the fixed manufacturing overhead expenses were absorbed over a smaller production base. Additionally, increases in research and development costs related to certain new product development and certain expenses for personnel reductions in the 2002 period contributed to the decrease in operating income.

     3. Corporate expenses during the three months ended June 30, 2002 were $3,182, a $75 decrease, or 2.3% from $3,257 in the 2001 comparable period. Increases in executive administration and marketing costs were offset by a decrease in unallocated research and development costs.

     4. Depreciation and amortization during the three months ended June 30, 2002 was $3,490, a $360 increase, or 11.5%, from $3,130 in the 2001 comparable period. This increase was primarily due to a significantly larger amount of slot route equipment being depreciated in the 2002 period as compared to the 2001 period combined with an acceleration of depreciating signage and certain slot machines in the slot route. This increase amounted to approximately $700. Offsetting this increase was the curtailment in the amortization of certain goodwill and intangible assets of approximately $400 due to the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets" beginning January 1, 2002.

     INTEREST EXPENSE:

     Interest expense during the three months ended June 30, 2002 was $4,028, a $1,608 increase, or 66.4%, from $2,420 comparable period. This increase was due to higher average outstanding borrowings in the 2002 three-month period of approximately $18,000, a higher average effective interest rate in 2002 of approximately 14% compared to approximately 10% in 2001 and a sales and use tax audit of approximately $160.

     OTHER INCOME AND (EXPENSE):

     Other income and expense, excluding interest income, during the second quarter of 2002 was a net expense of $233 compared to $146 of net income in the similar 2001 period. This decline in other income / (expense) of $379 in the 2002 quarterly period was caused principally by losses incurred from the disposal of certain non-operating assets in the 2002 period and the absence of gains on certain nonrecurring gains on property and equipment transactions in the period of approximately $350.

     Interest income in the 2002 quarterly period was $109 compared to $170 in the 2001 quarter ended June 30, 2001. This decrease of $61 was due principally to a significant decrease in average interest rates versus the prior year quarterly period and a curtailment in interest income recorded from interest-bearing notes as certain charges have been deferred in the 2002 period pending cash receipt. Offsetting these decreases was an increase in cash and cash equivalent balances during the three-month period ended June 30, 2002 which resulted from the net cash proceeds of the Company's refinancing in August 2001.

     INCOME TAXES:

     During the three months ended June 30, 2002, the Company recorded a tax provision of $350 compared to $0 for the three months ended June 30, 2001. The Company recorded certain state tax adjustments during the 2002 period.

     LOSS PER SHARE:

     Both basic and diluted loss per share for the three months ended June 30, 2002 were $0.45 on basic and diluted weighted average common shares outstanding of 12,817. Both basic and diluted earnings per share for the three months ended June 30, 2001 were $0.16 on basic and diluted weighted average common shares outstanding of 11,117 and 11,429.

       Six months ended June 30, 2002 and 2001

       REVENUES:

                                                                       Change
                                                                       ------
       Business Segment              2002          2001         Amount          %     Comment
       ----------------              ----          ----         ------          -     -------
Gaming operations                  $20,878      $ 20,932      $    (54)       -0.3%      1
Product sales                       29,434        31,556        (2,122)       -6.7%      2
                                ------------  ------------  -------------
     Total                         $50,312      $ 52,488      $ (2,176)       -4.1%
                                ============  ============  =============

Percentage of total revenues:
     Gaming operations               41.5%         39.9%
     Product sales                   58.5%         60.1%
                                ------------  ------------
                                    100.0%        100.0%
                                ============  ============

       1. Gaming operations revenues during the six months ended June 30, 2002 were $20,878, a $54 decrease, or 0.3%, from $20,932 in the
            2001 comparable period. This net decrease resulted from (i) an increase in recurring revenues from leased slot machines of approximately $1,100 in the 2002 period attributable to the addition of approximately 300 average branded units in operation (at June 30, 2002 and 2001, the Company had approximately 2,400 branded slot machines on lease) and (ii) a decrease of approximately $1,100 in table games revenues reflecting a decline of approximately 50 average leased table games as compared to the 2001 six-month period as well as an approximate 8.0% decrease in the average monthly lease charge on leased table games.

       2. Product sales revenues during the six months ended June 30, 2002 were $29,434, a $2,122 decrease, or 6.7%, from $31,556 in the
            2001 comparable period. This decrease during 2002 was due principally to a decrease of approximately $3,500 in interior and exterior visual display products offset, in part, by increases of $700 and $600, respectively, in player tracking system sales and revenues from the sale of slot machines.

       OPERATING INCOME:

                                                                       Change
                                                                       ------
         Business Segment           2002          2001          Amount          %     Comment
         ----------------           ----          ----          ------          -     -------
Gaming operations                  $ 5,752       $ 8,901      $ (3,149)       -35.4%     1
Product sales                          498         2,876        (2,378)       -82.7%     2
                                ------------  ------------  -------------
     Total segment operating
          income                     6,250        11,777        (5,527)       -46.9%

Corporate                           (5,942)       (5,560)         (382)        -6.9%     3
                                ------------  ------------  -------------
     Total operating income        $   308       $ 6,217      $ (5,909)       -95.0%
                                ============  ============  =============

Depreciation and amortization:
     Gaming operations             $ 4,000       $ 3,593      $    407         11.3%
     Product sales                     664           729           (65)        -8.9%
     Corporate                       1,640         1,595            45          2.8%     4
                                ------------  ------------  -------------
     Total                         $ 6,304       $ 5,917      $    387          6.5%
                                ============  ============  =============

       1. Gaming operations operating income during the six months ended June 30, 2002 was $5,752, a $3,149 decrease, or 35.4%, from
            $8,901 in the 2001 comparable period. This decrease was primarily due to increases in slot machine rent and depreciation expense during the 2002 period of approximately $2,400 resulting from the growth and related lease financing of slot machine placements in the Company's route operation and an increase in refurbishment costs associated with the transfer and replacement of leased slot machines during the 2002 period of approximately $800. Costs of refurbishment and transfer expenses for slot machines are expensed to cost of sales as incurred. These occurred on a significantly more frequent basis than in the 2001 period due to the aging of the games.

       2. Product sales operating income during the six months ended June 30, 2002 were $498, a $2,378 decrease, or 82.7%, from $2,876 in the 2001 comparable period. This decline in operating income resulted principally from a decrease in interior and exterior visual display product revenues of approximately $3,500 and a decline in the gross profit percentage from 37% in 2001 to 32% in 2002. This gross margin decline was primarily the result of reduced production levels in the Company's manufacturing facilities during the six months ended June 30, 2002, whereby the fixed manufacturing overhead expenses were absorbed over a smaller production base. Additionally, increases in research and development related to certain new product development costs; certain costs associated with personnel reductions in the 2002 period and charges of $350 related to labor issues contributed to the decrease in operating income.

       3. Corporate expenses during the six months ended June 30, 2002 were $5,942, a $382 increase, or 6.9%, from $5,560 in the 2001 comparable period. This increase occurred principally from a forfeiture of certain incentive compensation in the 2001 period of approximately $220 as well as a slight increase in depreciation and amortization during the 2002 period.

       4. Depreciation and amortization during the six months ended June 30, 2002 was $6,304, a $387 increase, or 6.5%, from $5,917 in the
            2001 comparable period. This increase was primarily due to a significantly larger amount of slot route equipment being depreciated in the 2002 period as compared to the 2001 period combined with an acceleration of depreciating signage and certain slot machines in the slot route offset, in part, by a curtailment in the amortization of certain goodwill and intangible assets of approximately $800 due to the implementation of SFAS No. 142 beginning January 2002.

       INTEREST EXPENSE:

       Interest expense during the six months ended June 30, 2002 was $7,815, a $2,937 increase, or 60.2%, from $4,878 in the 2001 comparable period. This increase was due to higher average outstanding borrowings in the 2002 six-month period of approximately $18,000, a higher average effective interest rate in 2002 of approximately 14% compared to approximately 10% in 2001 contributed to the increase and a sales and use tax audit of approximately $160.

       OTHER INCOME AND (EXPENSE):

       Other income and expense, excluding interest income, for the six months ended June 30, 2002 was a net expense of $178, a decrease of $383, from $205 of net income the six months ended June 30, 2001. This decline was caused principally from certain nonrecurring gains on property and equipment transactions in the 2001 period of approximately $350.

       Interest income for the six months ended June 30, 2002 was $293, a decrease of $43, from $336 for the six months ended June 30, 2001. This decrease was due principally to a significant decrease in average interest rates versus the prior year six month period and a curtailment in interest income recorded from interest-bearing notes as certain charges have been deferred in the 2002 period pending cash receipt. Offsetting these decreases was an increase in cash and cash equivalent balances during the six-month period ended June 30, 2002 which resulted from the net cash proceeds of the Company's refinancing in August 2001.

       INCOME TAX PROVISION:

       During the six months ended June 30, 2002, the Company recorded an income tax provision of $350 compared to $0 for the six months ended June 30, 2001. The Company recorded certain state tax adjustments during the 2002 period.

       EARNINGS PER SHARE:

       Both basic and diluted loss per share for the six months ended June 30, 2002 were $0.61 on basic and diluted weighted average common shares outstanding of 12,795. Both basic and diluted earnings per share for the six months ended June 30, 2001 were $0.17 on basic and diluted weighted average common shares outstanding of 11,093 and 11,256.

LIQUIDITY AND CAPITAL RESOURCES

       For the six-month period ended June 30, 2002, the Company incurred a net loss of $7,742. Net cash and cash equivalents at June 30, 2002 were $13,041, a decrease of $2,083 from $15,124 at December 31, 2001. Working capital decreased to $31,348 at June 30, 2002 from $38,462 at December 31, 2001, a decrease of $7,114. This working capital decrease was principally the result of a decrease in cash and cash equivalents of approximately $2,100, a decrease in receivables of approximately $5,000 and an increase in customer deposits and accrued liabilities of approximately $3,000 offset, in part, by an increase in prepaid expenses of approximately $1,400 and a decrease in accounts payable of approximately $1,400.

       Cash used in operating activities was $136 for the six months ended June 30, 2002. The significant items affecting this amount were a net loss of $7,742 offset by non-cash charges for depreciation, amortization and valuation provisions of approximately $8,600. Significant changes in operating assets and liabilities were net increases in other assets and prepaid expenses of approximately $2,300, a decrease of approximately $1,400 in accounts payable and an increase in customer deposits of approximately $2,200. Net receivables decreased approximately $2,300 and were offset by increases in inventory of approximately $2,500.

       Cash used in investing activities was $941 during the six months ended June 30, 2002. The items affecting this amount were an increase in intangible assets of approximately $490 and purchases of property and equipment of approximately $450.

       Cash used in financing activities was $1,006 during the six months ended June 30, 2002, principally a result of principal payments on debt, deferred license fees and capital leases of approximately $1,400 offset, in part, by proceeds of approximately $374 from the issuance or exercise of common stock or options.

                                               Less than         1-3           4-5         After 5
   Contractual Obligations         Total         1 year         years         years         years
   -----------------------         -----         ------         -----         -----         -----
Long-term debt                  $   105,427   $       143   $          -   $      284   $    105,000
Capital lease obligations             3,520         2,227          1,282           11
Operating leases                     32,926         8,922          9,573        3,608         10,823
                                ------------  ------------  -------------  -----------  -------------

     Total                      $   141,873   $    11,292   $     10,855   $    3,903   $    115,823
                                ============  ============  =============  ===========  =============

     Above table includes accretion of debt discount of $5,150.

     On August 22, 2001, the Company completed the private placement of $105,000 of its 11.875% Senior Secured Notes due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. Interest payments of $6,234 are due each on May 1, and November 1, until 2008. The Senior Secured Notes due 2008 are secured by a security interest in certain of the Company's assets and certain assets of the Guarantor subsidiaries, as defined. On or after August 15, 2005, the Company will have the right to redeem all or some of the notes at a price that will decrease over time from 105.938% of the principal amount in 2005 to 100.0% of the principal amount in 2007, plus accrued and unpaid interest. The Senior Secured Notes due 2008 include a covenant whereby the Company is to maintain $5,000 of available liquidity, as defined. The Company is in compliance with this covenant as of June 30, 2002.

     Following each fiscal year, if the Company has excess cash flow for such fiscal year, the Company will offer to purchase up to an aggregate principal amount of notes equal to 50.0% of such excess cash flow at a price equal to 100.0% of the principal amount plus accrued and unpaid interest.

     The Company also completed, on August 10, 2001, the sale of 1,500,000 shares of its common stock to institutional investors in a private placement for $8,250. The total proceeds were used to retire certain term loans and other credit facilities, to fund related fees and expenses and for working capital purposes.

     In February 2002, the Company completed the acquisition of a $17,500 working capital revolving line of credit facility (the "Facility") with Foothill Capital Corporation ("Foothill"). Borrowings under the Facility are based on (i) eligible accounts receivable, as defined, up to $7,500 with interest at LIBOR plus 2.75% or prime plus 0.75% and (ii) Table Game EBITDA, as defined, up to $10,000 with interest at prime plus a range of 2.0% to 3.5% depending on Debt Coverage Ratios, as defined, in the Facility. Any borrowings under the Facility will be secured by a first secured interest in substantially all of the Company's assets. We will pay a 0.5% per annum unused line fee. The Facility has early payoff penalties during the term of the line at 3.0% during the first year, 2.0% during the second year, and 1.0% during the third year. The Facility has an initial period of three years and includes certain restrictive financial covenants, including maintenance of $20,000 of annual EBITDA, minimum table games revenue of $750 monthly and a table game installed base of not less than 600 games. As of June 30, 2002, the Company owed no amounts to Foothill under its line of credit but was not in compliance with its covenant to maintain $20,000 of annual EBITDA. As of June 30, 2002, Foothill issued a limited one-time waiver of the covenant default. Foothill also amended the EBITDA covenant requirement, as defined, for certain calendar quarters subsequent to June 30, 2002. Specifically, the Company is to maintain a trailing twelve months of EBITDA, as defined, of approximately $15,000 for the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003. The EBITDA covenant increases to approximately $17,000 as of June 30, 2003 and increases to the original amount of $20,000 at September 30, 2003. The capacity of the line of credit will be $12,500 until the Company has achieved EBITDA, as defined, of $20,000 for three consecutive quarters, at which point the capacity of the line of credit will revert to the original $17,500.

     Based on the amount of cash in banks of approximately $13,000, availability under the Company's line of credit Facility and cash generated from operations, management believes the Company has sufficient working capital on both a short and long-term basis.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debts, inventory valuation reserves, asset impairment and self insurance reserves require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are inherently subject to a degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues". SAB 102 gives guidance on the documentation and methodologies used in the determination of loan loss allowances. We believe the adoption of this bulletin will not have a material impact on our consolidated financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, which will begin January 1, 2002. Based on a recent analysis, the adoption of this statement did not have a material impact on our consolidated financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections". Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management believes the adoption of SFAS No. 145, which will be implemented during 2003, will not have a material impact on its consolidated financial statements.

CAPITAL EXPENDITURES

     During the six months ended June 30, 2002, the Company spent less than $500 for purchases of property and equipment. The Company presently does not plan any significant purchases of property and equipment for the year ending December 31, 2002. The Company plans to purchase inventory for lease to others only to the extent that specific machines not currently on lease or participation at casinos are used or based on contractual commitments with the supplier of its gaming machines. The Company, in March 2002, entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for a new slot machine introduction. These purchases will total approximately $4,000. Presently, the Company owns or leases approximately 800 machines which are not currently in use at casinos. Due to the number of slot machines owned or leased by the Company which are not currently in use at casinos, planned purchases for slot machines (inventory leased to others) for 2002 should be significantly less than in 2001.

     In April 2002, the Company acquired certain rights to develop software from its primary supplier of slot machines in exchange for an advance payment on royalties. The advance royalty payment made by the Company in April 2002 was approximately $1,600.

                            MIKOHN GAMING CORPORATION

Item 3.- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to Part I, Item 7A, of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001. There have been no material changes in market risks since the fiscal year end.

                            MIKOHN GAMING CORPORATION
                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     Certain matters were submitted to the stockholders for their approval or other action at the annual meeting of stockholders, all as set forth in the Company's Proxy Statement dated April 19, 2002, heretofore filed with the SEC and incorporated herein by this reference.

     The annual meeting of stockholders was held on May 15, 2002. On the record date, March 20, 2002, there were 12,798,558 outstanding shares of common stock; each share entitled to one vote on all matters properly presented for stockholder action. At the meeting, 10,810,132 shares were represented by proxies and 2,099,822 shares were present in person.

     Action was taken on the following matter at the meeting:

     Election of three Class 1 directors (the directors are divided into three classes and are elected for three-year terms). Only the incumbent Class 1 directors were nominated. The results of the election were as follows:

                                                                         Votes
                     Director            Votes For                     Withheld
                     --------            ---------                     ---------

     David J. Thompson                   10,329,994                     480,138
     John K. Campbell                    10,637,867                     172,265


     On June 5, 2002, Mr. Campbell retired from our Board of Directors. The Board of Directors appointed Peter Boynton to fill the vacancy created by Mr. Campbell's retirement.

Item 6 - Exhibits and Reports on Form 8-K

A.    Exhibits:

      99.1           Certification Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002

B.    Reports on Form 8-K:

      04/29/2002     Filed Form 8-K to dismiss the Company's previous
                     accountant's, Arthur Andersen, LLP.

      05/17/2002     Filed Form 8-K to engage BDO Seidman, LLP as the Company's accountants.