Form 10-Q
period 2002-09-30
MIKOHN GAMING CORP
filed 2002-11-14
CIK 912241

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the quarterly period ended:              September 30, 2002

[  ]  	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period  from _________to_________

Commission File Number:            0-22752

                          MIKOHN GAMING CORPORATION
            (Exact name of registrant as specified in its charter)

                    Nevada                                 88-0218876
       (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                Identification Number)

                       920 Pilot Road, Las Vegas, NV  89119
                (Address of principal executive office and zip code)

                                (702) 896-3890
                (Registrant's telephone number, including area code)

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

YES   X   	NO____


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

        13,040,188       	  as of         November 9, 2002
    (Amount Outstanding)                             (Date)

                        MIKOHN GAMING CORPORATION
                           TABLE OF CONTENTS
                                                                       Page
Part I  FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at
          September 30, 2002 (Unaudited) and December 31, 2001          2

          Condensed Consolidated Statements of Operations
          (Unaudited) for the Three and Nine Months Ended
          September 30, 2002 and 2001                                   4

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) for the Nine Months Ended September 30,
          2002 and 2001                                                 7

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                   9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          27

  Item 3. Quantitative and Qualitative Disclosures About Market
          Risk                                                         43

  Item 4. Controls and Procedures                                      43

Part II OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K                             44

  Signatures/Certifications                                            45

                           MIKOHN GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                             September 30,
(Amounts in thousands)                           2002           December 31,
                                              (Unaudited)           2001
                                              -----------       -----------
        ASSETS
Current assets:
  Cash and cash equivalents                    $ 14,802          $ 15,124
  Accounts receivable, net                       14,145            20,958
  Notes receivable - related parties and
    installment sales receivable, net               595               343
  Inventories, net  (Note 3)                     12,709            17,693
  Prepaid expenses                                3,518             3,889
  Deferred tax asset                              5,022             5,275
                                                 ------            ------
    Total current assets                         50,791            63,282

Notes receivable - related parties and
  installment sales receivable, net                 333             2,493
Property and equipment, net                      24,679            32,510
Intangible assets                                58,219            62,827
Goodwill, net                                     2,860             3,006
Other assets                                     11,050            11,469
                                                -------           -------
    Total assets                               $147,932          $175,587
                                               ========          ========

                            MIKOHN GAMING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                             September 30,
(Amounts in thousands                            2002           December 31,
except par value data)                        (Unaudited)           2001
                                              -----------       -----------
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable                       $  7,771          $  8,210
  Customer deposits                               3,911             2,618
  Current portion of long-term debt
    and notes payable                             2,121             2,422
  Accrued liabilities                            14,765             9,615
  Deferred revenues and license fees              1,768             1,955
                                                 ------            ------
    Total current liabilities                    30,336            24,820

Long-term debt and notes payable, net of
  unamortized discount of $4,941 and $5,567     101,227           101,823
Other long-term liabilities                       4,773                 -
Deferred revenues and license fees                1,186             2,214
Deferred tax liability                           17,823            18,076
                                                -------           -------
    Total liabilities                           155,345           146,933

Commitments and contingencies (Note 4)

Stockholders' equity (deficit):
Preferred stock, $0.10 par value, 5,000 shares
  authorized, none issued and outstanding             -                 -
Common stock, $0.10 par value, 100,000 shares
  authorized,  13,013 and 12,765 shares issued
  and outstanding                                 1,301             1,276
Additional paid-in capital                       67,202            65,751
Stockholders' notes receivable                     (569)           (1,023)
Foreign currency translation                       (843)           (1,079)
Accumulated deficit                             (74,025)          (36,043)
  Subtotal                                       (6,934)           28,882
Less treasury stock, 115 and 19 shares,
  at cost                                          (479)             (228)
                                                -------           -------
  Total stockholders' equity (deficit)           (7,413)           28,654
                                                -------           -------
    Total liabilities and stockholders' equity
      (deficit)                                $147,932          $175,587
                                               ========          ========

  See notes to condensed consolidated financial statements

                           MIKOHN GAMING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                        Three Months Ended    Nine Months Ended
(Amounts in thousands)                     September 30,         September 30,
                                          2002      2001        2002      2001
                                         ------    ------      ------    ------
Revenues:
  Gaming operations                    $ 11,165   $12,360    $ 33,300   $33,639
  Product sales                          18,469    12,792      42,175    36,585
                                         ------    ------      ------    ------
    Total revenues                       29,634    25,152      75,475    70,224

Operating costs and expenses:
  Gaming operations                      11,691     7,304      28,081    19,672
  Product sales                          21,174    11,379      43,973    32,598
  Corporate expense                       3,858     2,928       9,790     8,488
  Restructuring expense  (Note 6)         5,618         -       5,618         -
  Severance expense  (Note 7)             4,774         -       4,774         -
  Impairment loss  (Note 8)               6,261         -       6,261         -
                                         ------    ------      ------    ------
    Total operating costs and expenses   53,376    21,611      98,497    60,758

Operating income (loss):
  Gaming operations                        (526)    5,056       5,219    13,967
  Product sales                          (2,705)    1,413      (1,798)    3,987
  Corporate expense                      (3,858)   (2,928)     (9,790)   (8,488)
  Restructuring expense                  (5,618)        -      (5,618)        -
  Severance expense                      (4,774)        -      (4,774)        -
  Impairment loss                        (6,261         -      (6,261)        -
                                         ------    ------      ------    ------
    Total operating income (loss)       (23,742)    3,541     (23,022)    9,466

Interest expense                         (3,977)   (2,861)    (11,788)   (7,743)
Other income                                 36     1,346         150     1,888
  Income (loss) from continuing
    operations before income tax
    provision and extraordinary item    (27,683)    2,026     (34,660)    3,611

Income tax provision                       (936)     (105)     (1,426)       (5)
  Income (loss) from continuing
    operations before extraordinary
    item                                (28,619)    1,921     (36,086)    3,606

Loss from discontinued operations,
  net of income tax benefit (Note 12)    (1,621)     (204)     (1,896)       (9)

Extraordinary item, net of income
  taxes of $0 and $0                          -    (3,135)          -    (3,135)
                                         ------    ------      ------    ------
Net income (loss)                      $(30,240)  $(1,418)   $(37,982)   $  462
                                       ========   =======    ========    ======

Weighted average common shares:
  Basic                                  12,849    12,072      12,817    11,423
  Diluted                                12,849    12,072      12,817    11,705
                                        =======   =======     =======   =======
(continued)

                            MIKOHN GAMING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                        Three Months Ended    Nine Months Ended
(Amounts in thousands                      September 30,         September 30,
except per share data)                    2002      2001        2002      2001
                                         ------    ------      ------    ------
Basic and diluted earnings (loss)
  per share:
  Income (loss) from continuing
    operations before extraordinary
    item                                 $(2.22)   $ 0.16      $(2.81)   $ 0.31
  Loss from discontinued operations       (0.13)    (0.02)      (0.15)    (0.00)
  Extraordinary item                          -     (0.26)          -     (0.27)
                                          -----     -----       -----     -----
      Net income (loss)                  $(2.35)   $(0.12)     $(2.96)   $ 0.04
                                         ======    ======      ======    ======

  See notes to condensed consolidated financial statements

                         MIKOHN GAMING CORPORATION
  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

                                       Three Months Ended     Nine Months Ended
(Amounts in thousands)                    September 30,          September 30,
                                         2002       2001        2002      2001
                                        ------     ------      ------    ------
Net income (loss)                     $(30,240)  $ (1,418)    $(37,982)  $  462
Other comprehensive income:
  Foreign currency translation gain         71          -          236        -
                                        ------     ------       ------    -----
Comprehensive income (loss)           $(30,169)  $ (1,418)    $(37,746)  $  462
                                      ========   ========     ========   ======

  See notes to condensed consolidated financial statements

                            MIKOHN GAMING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                             September 30,
(Amounts in thousands)                           2002           December 31,
                                              (Unaudited)           2001
                                                ------             ------
Cash flows from operating activities:
  Net income (loss)                             $(37,982)         $   462
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation                                   6,985            5,587
    Amortization                                   2,648            3,479
    Provision for bad debts                        4,744              987
    Provision for obsolete inventory               4,115              824
    Amortization of debt discount and debt
      issue costs                                  1,656              151
    Issuance of stock options                        476                -
    Impairment loss                                6,261                -
    Discontinued operations                        1,896                9
    Loss (gain) on disposition of assets             505             (197)
    Loss on early extinguishment of debt               -            3,135
    Gain on MGA stock sale and system
      agreement                                        -           (1,334)
  Changes in assets and liabilities:
    Accounts receivable                            5,938           (1,352)
    Notes receivable and installment sales        (2,320)            (394)
    Inventories                                   (2,403)          (1,643)
    Prepaid expenses                                 138           (1,445)
    Other assets                                  (1,317)          (1,496)
    Trade accounts payable                        (2,540)          (1,726)
    Accrued expenses and other liabilities        13,669            1,764
    Customer deposits                              1,293            2,802
    Deferred revenue                                (613)            (324)
                                                  ------           ------
Net cash provided by operating activities          3,149            9,289

Cash flows from investing activities:
  Purchase of property and equipment              (1,072)          (1,923)
  Proceeds from sales of property and
    equipment                                          7              663
  Increase in intangible assets                     (710)            (884)
  Purchase of inventory leased to others               -          (12,955)
  Proceeds from sale leaseback transactions            -            3,500
                                                  ------           ------
Net cash used in investing activities             (1,775)         (11,599)

Cash flows from financing activities:
  Proceeds from long-term debt and notes
    payable                                           32           99,875
  Principal payments on notes payable and
    long-term debt                                  (248)         (83,031)
  Principal payments on capital leases            (1,701)          (1,482)
  Principal payments of deferred license fees       (325)            (292)
  Proceeds from issuance of common stock and
    warrants                                         654            9,240
  Proceeds from notes receivable - stockholders      114                -
  Purchase of treasury stock                        (222)               -
  Debt issuance costs                                  -           (6,938)
  Proceeds from capital lease transactions             -            2,000
                                                  ------           ------
Net cash provided by (used in) financing
  activities                                      (1,696)          19,372
                                                  ------           ------

(continued)

                            MIKOHN GAMING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                             September 30,
(Amounts in thousands)                           2002           December 31,
                                              (Unaudited)           2001
                                                ------             ------
Increase (decrease) in cash and cash
  equivalents                                       (322)          17,062

Cash and cash equivalents, beginning of period    15,124              462
                                                  ------           ------
Cash and cash equivalents, end of period        $ 14,802         $ 17,524
                                                ========         ========


Supplemental disclosure of cash flow
  information:
Cash paid during the year for:
  Interest                                      $  7,301         $  6,245
Federal and state income taxes                  $     55         $     70
                                                ========         ========

  See notes to condensed consolidated financial statements

                          MIKOHN GAMING CORPORATION
   NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


1.	GENERAL

  These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless indicated otherwise, "Mikohn," the "Company," "we," "us" and "our" refer to Mikohn Gaming Corporation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at September 30, 2002, the results of its operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

  Certain items reported in the prior year have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated.

  Amounts disclosed in the accompanying footnote tables are shown in thousands while amounts included in text are disclosed in actual amounts.


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

  System sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine activity and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with Statement of Position 97-2
- Software Revenue Recognition ("SOP 97-2"). System sales are considered multiple element arrangements because they include hardware, software, installation, training and post-sale customer support. System sales are evidenced by a signed contract. Follow-up spare parts and hardware-only sales are evidenced by a purchase order. Revenue for system sales is recognized when: (i) there is a signed contract with a fixed determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered, installed, training has been completed and acceptance has occurred.

  Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and do the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.

  Maintenance and support are sold under agreements with established vendor-specific objective evidence of price. These contracts are generally for a period of 12 months and revenue is recognized ratably over the contract service period.

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

  The leasing of proprietary slot machines occurs under signed lease agreements. These contracts will either be on participation or a fixed-rental basis. Slot machine lease contracts are typically for a month-to-month period with a 30-day cancellation clause. On a participation basis, the Company earns a share of the revenue that the casino earns from these slot machines. On a fixed-rental basis, the Company charges a fixed amount per slot machine per day. Revenues from both types of lease arrangements are recognized on the accrual basis.

  Recently issued accounting standards:  In June 2001, the Financial
Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

  In April 2002, the FASB issued Statement No. 145, "Rescission of SFAS Nos.
4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections". Among other things, Statement No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. Statement No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management believes the adoption of Statement No. 145, which will be implemented during 2003, will not have a material impact on its consolidated financial statements.

  In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. Statement No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company will adopt the provisions of Statement No. 146 for restructuring activities initiated after December 31, 2002. Statement No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. Statement No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, Statement No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.


3.	INVENTORIES

  Inventories at September 30, 2002 and December 31, 2001 consist of the following:

	                                       September 30, 	December 31,
	(Amounts in thousands)                     2002            2001
                                                  ------          ------
	Raw materials	                        $ 12,775	$ 13,876
	Finished goods	                           4,017	   7,187
	Work-in-progress	                   2,640	   3,058
                                                  ------          ------
	  	Subtotal	                  19,432	  24,121
	Reserve for obsolete inventory	          (6,723)	  (6,428)
                                                  ------          ------
		Total	                        $ 12,709	$ 17,693
                                                ========        ========

4.	COMMITMENTS AND CONTINGENCIES

  The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations.

  In March 2002, the Company entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for a new slot machine introduction. These purchases will total approximately $3.5 million. As of October 31, 2002, the Company has not purchased any slot machines under this agreement.

  A former supplier to the Company has alleged that the Company has an outstanding commitment to purchase certain electronic components in the amount of approximately $0.5 million. The Company does not believe that the amount or the alleged contractual relationship are valid and does not plan to acquire the components.


5.	SEGMENT REPORTING

  The Company's worldwide operations are concentrated in two principal business segments: gaming operations and product sales. The gaming operations business segment was established in 1993 to develop, acquire, manufacture and distribute proprietary games, and these games have become increasingly important to its business. Increased attention has been given to gaming operations because of the high recurring revenues and profit margin potential for this business line. Mikohn owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases either provide for a fixed rental payment or a participation in the game's operating results. Sales of proprietary games are reflected in the reported results of the Company's product sales business segment, while revenues derived from leases are included in the results of its gaming operations business segment. The Company's product sales business segment has been providing gaming products and equipment around the world since 1987. Initially, the Company sold progressive jackpot systems and then expanded to manufacturing signs, jackpot meters, and related products. The Company's gaming products are found in almost every major gaming jurisdiction and include: (i) interior casino signage and electronic components used in progressive jackpot systems, (ii) player tracking and accounting systems and
(iii) gaming machines.

  Business segment information for the three and nine months ended September 30, 2002 and 2001 consists of:

(Amounts in thousands)           Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
Business Unit Segments             2002       2001          2002       2001
                                  ------     ------        ------     ------
Revenues:
  Gaming operations              $11,165    $12,360       $33,300    $33,639
  Product sales                   18,469     12,792        42,175     36,585
                                  ------     ------        ------     ------
    Total                        $29,634    $25,152       $75,475    $70,224
                                 =======    =======       =======    =======
Gross profit:
  Gaming Operations              $ 7,206    $10,424       $23,963    $28,052
  Product sales                    3,103      4,955        11,714     14,879
                                  ------     ------        ------     ------
    Total                        $10,309    $15,379       $35,677    $42,931
                                 =======    =======       =======    =======
Operating income (loss):
  Gaming operations              $  (526)   $ 5,056       $ 5,219    $13,967
  Product sales                   (2,705)     1,413        (1,798)     3,987
  Corporate                       (3,858)    (2,928)       (9,790)    (8,488)
    Sub total                     (7,089)     3,541        (6,369)     9,466
  Restructuring expense           (5,618)         -        (5,618)         -
  Severance expense               (4,774)         -        (4,774)         -
  Impairment loss                 (6,261)         -        (6,261)         -
                                  ------     ------        ------     ------
    Total                       $(23,742)   $ 3,541      $(23,022)   $ 9,466
                                ========    =======      ========    =======

  The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and nine months ended September 30, 2002 and 2001 consist of:

(Amounts in thousands)           Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
Geographic Operations              2002       2001          2002       2001
                                  ------     ------        ------     ------
Revenues:
  North America                  $24,190    $22,991       $63,149    $64,083
  Australia / Asia                 3,001       (198)        6,129       (448)
  Europe / Africa                  2,443      1,292         6,213      4,337
  South America                        -      1,067           (16)     2,252
                                  ------     ------        ------     ------
    Total                        $29,634    $25,152       $75,475    $70,224
                                 =======    =======       =======    =======
Gross profit (loss):
  North America                  $ 9,731    $14,539       $33,075    $40,558
  Australia / Asia                   325       (198)        1,228       (448)
  Europe / Africa                    253        587         1,390      1,855
  South America                        -        451           (16)       966
                                  ------     ------        ------     ------
    Total                        $10,309    $15,379       $35,677    $42,931
                                 =======    =======       =======    =======
Operating income (loss):
  North America                  $(6,725)   $ 3,437       $(5,660)   $ 9,515
  Australia / Asia                   (29)      (198)         (264)      (448)
  Europe / Africa                   (335)        52          (429)        31
  South America                        -        250           (16)       368
    Sub total                     (7,089)     3,541        (6,369)     9,466
  Restructuring expense           (5,618)         -        (5,618)         -
  Severance expense               (4,774)         -        (4,774)         -
  Impairment loss                 (6,261)         -        (6,261)         -
                                  ------     ------        ------     ------
    Total                       $(23,742)   $ 3,541      $(23,022)   $ 9,466
                                ========    =======      ========    =======

The following departments are included in corporate expense:

(Amounts in thousands)           Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
Department                         2002       2001          2002       2001
                                  ------     ------        ------     ------
Human Resources                   $  112     $  114        $  370     $  347
Executive and Administration         428        377         1,490      1,130
Finance and MIS                      808        875         2,573      2,618
Legal and Compliance                 228        270           738        778
Corporate Facilities Management       96         89           285        285
Research and Development             198         40           198        227
Marketing                            989        275         1,498        620
Depreciation and Amortization        999        888         2,638      2,483
                                  ------     ------        ------     ------
    Total                         $3,858     $2,928        $9,790     $8,488
                                  ======     ======        ======     ======


6.	RESTRUCTURING EXPENSE

  During the three months ended September 30, 2002, the Company initiated a restructuring plan for certain of its operations. The restructuring plan was designed to achieve various objectives, principally related to reducing costs, streamlining operations and improving financial performance on an ongoing basis. The Company's Board of Directors approved the plan in August 2002, which was subsequently acted upon by management during the quarter. The principal restructuring initiatives included:

        Separation of the Chief Executive Officer, Chief Financial Officer and certain other executives from the Company and replacement of such executives
	Elimination of approximately 20%the Company's permanent work force Divestiture of non-core business units and product lines
	Disposition of under-utilized assets
	Consolidation of interior sign production capacity into one facility Streamlining certain of the Company's warehousing and slot route assembly operations, and
	Outsourcing and streamlining certain of the Company's international sign operations

  As a result of implementing the above initiatives, the Company recorded certain restructuring expenses, severance expenses, a loss from discontinued operations and certain other significant operating costs during the three months ended September 30, 2002. The Company also recorded an impairment loss relating to certain of its indefinite and definite-lived intangible assets, property and equipment and inventories. These impairment charges were recorded based on valuation analyses whereby it was determined that cash flow, earnings and other key operational criteria no longer supported the carrying values of these assets. In addition, the Company took a charge to write-down the assets of its exterior sign operations, net of expected proceeds. The charges totaled $27.4 million and are described below and in Footnotes 7 and 8.

  Included in the restructuring expense caption of approximately $0.9 million are principally non-officer employee severance costs for approximately 130 terminated employees related to a restructuring plan. Excluding the Company's research and development and sales personnel, all employee groups within the Company were affected by the terminations. At September 30, 2002, approximately $0.2 million of the restructuring expense was unpaid.

  Additionally, a restructuring charge of approximately $3.3 million was taken to accrue the present value of long-term building lease commitments which, in accordance with the actions taken by the Company, will not be utilized as of specified dates as certain business operations have been streamlined, consolidated or divested. The leases are for one building located in Gulfport, Mississippi and for two buildings located in Las Vegas, Nevada. The building lease in Mississippi has a term which expires in approximately 13 years, while the two leases in Nevada have terms expiring in July 2004 and in 2016. On a quarterly basis through July 2004, the Company plans to remit cash of approximately $0.3 million under the lease agreements.

Subsequent to July 2004, the Company plans to remit cash of approximately $0.1 million quarterly. The Company is currently seeking tenants for subleasing the buildings.

  Also included in restructuring expenses were write-downs of certain property and equipment to their net realizable value in relation to the curtailment of planned business operations with certain assembly facilities and the sale of certain real estate. Specifically, a charge for approximately $1.5 million was recorded for various leasehold improvements, machinery and equipment and real estate. Of the $1.5 million, a building owned by the Company in Las Vegas, Nevada, was sold for approximately $0.5 million less than its book value of $2.2 million. The Company realized net cash proceeds of $1.7 million from this sale in November 2002. The Company is attempting to sell the machinery and equipment no longer useful to the Company.


7.    SEVERANCE EXPENSE

  Included in the severance expense caption in the Company's consolidated statement of operations are charges for the separation and post-employment agreements of the Company's former CEO, CFO and another officer. Including severance and other provisions of the agreements, the total charge was approximately $4.8 million of which $1.5 million was a cash charge paid during the three months ended September 30, 2002. Approximately $0.6 million of the severance expense was applied by the former CEO and CFO to repay outstanding loans and advances owed to the Company. At September 30, 2002, approximately $2.7 million remains unpaid to these individuals. On a quarterly basis through July 2003, the required quarterly payments to the individuals approximate $0.3 million. However, a one-time payment in April 2003 of approximately $0.6 million is also required. Subsequent to July 2003, the Company is required to pay approximately $0.2 million quarterly through August 2004. From August 2004 to August 2006, the Company is required to pay approximately $0.2 annually.


8.    IMPAIRMENT LOSS

  An impairment loss was recorded during the quarter ended September 30, 2002 for certain definite-lived intangible assets. Management ascertained that the actual and targeted revenues, earnings and cash flows generated from the assets, no longer supported certain of its definite-lived intangible assets. Based thereon, the Company recorded approximately $3.9 million in write-downs of these impaired intangible assets. The write-downs consisted primarily of a license agreement related to certain table game hardware of approximately $1.0 million, software costs related to Monopoly(r) table games of approximately $0.6 million, proprietary rights and software development costs related to our table game tracking system of approximately $1.5 million and capitalized costs associated with patents that are no longer deemed useful of approximately
$0.7 million.

  The Company maintains certain indefinite-lived intangible assets as part of its consolidated financial statements, principally in a perpetual license related to its casino table game operations and, to a limited extent, goodwill related to its slot route operations and international operations. A valuation test as of January 1, 2002 did not result in any impairment. However, as a result of the Company's divestiture of its Latin American Subsidiary, goodwill related to the Latin American subsidiary was deemed to have been impaired during the quarter ended September 30, 2002. Therefore the Company recorded a goodwill impairment loss of approximately $0.4 million.

  In connection with the restructuring initiatives and a third quarter valuation review of its long-lived assets, the Company determined that the assets described below no longer generated sufficient cash flow to support their carrying value. These assets are comprised of approximately 200 reel-spinning slot machines and certain non-branded assets including MoneyTime(tm), a proprietary jackpot system consisting of slot machines, signs, meters and related electronics. The impairment charge recorded in the quarter ended September 30, 2002 related to these assets totaled approximately $1.7 million. Additionally, the Company decided to no longer use certain trade show equipment, after returning from its annual trade show in September 2002, and recorded a charge for approximately $0.2 million, in the quarter ended September 30, 2002.

9.	 GUARANTOR FINANCIAL STATEMENTS

The Company's domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of 11.875% Senior Secured Notes due 2008.

The financial statements for the guarantor subsidiaries follow:

                               MIKOHN GAMING CORPORATION
                         CONSOLIDATING CONDENSED BALANCE SHEETS
(Amounts in thousands)
                                  September 30, 2002
                                                     Non-
                                       Guarantor  Guarantor
                                         Subsid-    Subsid-    Elim-     Consol-
                               Parent    iaries     iaries   inations    idated
                               ------    ------     ------    ------     ------
ASSETS
Current Assets:
 Cash                        $ 13,522    $  (234)  $  1,514   $     -   $ 14,802
 Accounts receivable, net       7,163      4,534      2,448         -     14,145
 Inventories, net               4,805      5,113      2,791         -     12,709
 Other current assets           1,711      7,275        149         -      9,135
                               ------     ------     ------    ------     ------
    Total current assets       27,201     16,688      6,902         -     50,791

Property and equipment, net     8,777     15,542        360         -     24,679
Intangible assets              55,307      5,375        397         -     61,079
Investments in subsidiaries     8,788         51          -    (8,788)        51
Other assets                    9,224      2,108          -        -      11,332
                               ------     ------     ------    ------     ------
    Total assets             $109,297   $ 39,764   $  7,659   $(8,788)  $147,932
                             ========   ========   ========   =======   ========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities          $ 20,332   $  5,676   $  4,328    $    -   $ 30,336
Inter-company transactions    (25,207)    20,583      4,624         -          -
                               ------     ------     ------    ------     ------
    Total current liabilities  (4,875)    26,259      8,952         -     30,336

Long-term debt, net           100,417        763         47         -    101,227
Other liabilities, long term    5,586        373          -         -      5,959
Deferred tax liability         15,582      2,241          -         -     17,823

Stockholders' equity
  (deficit)                    (7,413)    10,128     (1,340)   (8,788)   (7,413)
                               ------     ------     ------    ------     ------
Total liabilities and
  stockholders' equity
  (deficit)                  $109,297   $ 39,764   $  7,659   $(8,788)  $147,932
                             ========   ========   ========   =======   ========

                               MIKOHN GAMING CORPORATION
                         CONSOLIDATING CONDENSED BALANCE SHEETS
(Amounts in thousands)
                                    December 31, 2001
                                                     Non
                                       Guarantor  Guarantor
                                         Subsid-    Subsid-    Elim-     Consol-
                               Parent    iaries     iaries   inations    idated
                               ------    ------     ------    ------     ------
ASSETS
Current Assets:
 Cash                        $ 14,354    $  (267)   $ 1,037    $    -   $ 15,124
 Accounts receivable, net      12,407      6,724      1,827         -     20,958
 Inventories, net               7,729      7,298      2,666         -     17,693
 Other current assets           2,542      6,747        218         -      9,507
                               ------     ------     ------    ------     ------
   Total current assets        37,032     20,502      5,748         -     63,282

Property and equipment, net    10,824     21,276        410         -     32,510
Intangible assets              60,048      5,389        396         -     65,833
Investments in subsidiaries    14,017          -          -   (13,754)       263
Other assets                   11,864      1,835          -         -     13,699
                               ------     ------     ------    ------     ------
   Total assets              $133,785   $ 49,002    $ 6,554  $(13,754)  $175,587
                             ========   ========   ========   =======   ========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities          $ 15,446   $  6,677    $ 2,697    $   -    $ 24,820
Inter-company transactions    (26,845)    22,458      4,387        -           -
                               ------     ------     ------    ------     ------
   Total current liabilities  (11,399)    29,135      7,084        -      24,820

Long-term debt, net            99,847      1,905         71        -     101,823
Other liabilities, long term    1,035      1,179          -        -       2,214
Deferred tax liability         15,648      2,428          -        -      18,076

Stockholders' equity
  (deficit)                    28,654     14,355       (601)  (13,754)    28,654
                               ------     ------     ------    ------     ------
Total liabilities and
  stockholders' equity
  (deficit)                  $133,785   $ 49,002    $ 6,554  $(13,754)  $175,587
                             ========   ========   ========   =======   ========

                              MIKOHN GAMING CORPORATION
                   CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands)
                        Three Months Ended September 30, 2002
                                                     Non
                                       Guarantor  Guarantor
                                         Subsid-    Subsid-    Elim-     Consol-
                               Parent    iaries     iaries   inations    idated
                               ------    ------     ------    ------     ------
Revenues                     $ 18,465   $ 9,279    $ 5,443   $(3,553)  $ 29,634
Cost of sales                  11,634     5,260      4,866    (2,435)    19,325
Selling, general and
administrative expenses        12,293     4,163        942         -     17,398
Restructuring expense           3,476     1,857        285         -      5,618
Severance expense               4,774         -          -         -      4,774
Impairment loss                 4,521     1,740          -         -      6,261
                               ------    ------     ------    ------     ------
  Operating loss              (18,233)   (3,741)      (650)   (1,118)   (23,742)

Equity in earnings of
  subsidiaries                 (5,804)        -          -     5,804          -
Interest expense               (3,816)      (63)       (98)        -     (3,977)
Other income and (expense)     (1,676)    1,635         77         -         36
  Income (loss) from continuing
    operations before income
    tax provision             (29,529)   (2,169)      (671)    4,686    (27,683)

Income tax provision             (711)     (225)         -         -       (936)
  Income (loss) from
    continuing operations     (30,240)   (2,394)      (671)    4,686    (28,619)

Loss from discontinued
  operations, net of taxes          -    (1,621)         -         -     (1,621)
                               ------    ------     ------    ------     ------
  Net income (loss)          $(30,240)  $(4,015)    $ (671)  $ 4,686   $(30,240)
                             ========   =======     ======   =======   ========

                             MIKOHN GAMING CORPORATION
                   CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands)
                         Three Months Ended September 30, 2001
                                                     Non
                                       Guarantor  Guarantor
                                         Subsid-    Subsid-    Elim-     Consol-
                               Parent    iaries     iaries   inations    idated
                               ------    ------     ------    ------     ------
Revenues                      $16,481    $20,486   $ 2,161  $(13,976)   $25,152
Cost of sales                   7,933      9,521     1,322    (9,003)     9,773
Selling, general and
  administrative expenses      10,054      1,049       735         -     11,838
                               ------     ------    ------    ------     ------
  Operating income (loss)      (1,506)     9,916       104    (4,973)     3,541

Equity in earnings of
  subsidiaries                  1,204          -         -    (1,204)         -
Interest expense               (2,710)       (95)      (56)        -     (2,861)
Other income and (expense)      1,400          1       (55)        -      1,346
  Income (loss) from continuing
    operations before income
    tax benefit (provision)
    and extraordinary item     (1,612)     9,822        (7)   (6,177)     2,026

Income tax benefit (provision)  3,329     (3,434)        -         -       (105)
  Income (loss) from continuing
    operations before
    extraordinary item          1,717      6,388        (7)   (6,177)     1,921

Loss from discontinued
  operations, net of taxes          -       (204)        -         -       (204)
Extraordinary item, net of
  taxes                        (3,135)         -         -         -     (3,135)
                               ------     ------     -----    ------     ------
  Net income (loss)           $(1,418)   $ 6,184     $  (7)  $(6,177)   $(1,418)
                              =======    =======     =====   =======    =======

                             MIKOHN GAMING CORPORATION
                   CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands)
                         Nine Months Ended September 30, 2002
                                                     Non
                                       Guarantor  Guarantor
                                         Subsid-    Subsid-    Elim-     Consol-
                               Parent    iaries     iaries   inations    idated
                               ------    ------     ------    ------     ------
Revenues                     $ 44,046   $27,622    $12,326   $(8,519)  $ 75,475
Cost of sales                  23,348    12,789      9,720    (6,060)    39,797
Selling, general and
  administrative expenses      25,572    13,161      3,314         -     42,047
Restructuring expense           3,476     1,857        285         -      5,618
Severance expense               4,774         -          -         -      4,774
Impairment loss                 4,521     1,740          -         -      6,261
                               ------    ------     ------     ------    ------
  Operating loss              (17,645)   (1,925)      (993)    (2,459)  (23,022)

Equity in earnings of
  subsidiaries                 (6,723)        -          -      6,723         -
Interest expense              (11,262)     (226)      (300)         -   (11,788)
Other income and (expense)     (1,677)    1,509        318          -       150
  Income (loss) from continuing
    operations before income
    tax provision             (37,307)     (642)      (975)     4,264   (34,660)

Income tax provision             (675)     (751)         -          -    (1,426)
  Income (loss) from
    continuing operations     (37,982)   (1,393)      (975)     4,264   (36,086)

Loss from discontinued
  operations, net of taxes          -    (1,896)         -          -    (1,896)
                               ------    ------     ------     ------    ------
  Net income (loss)          $(37,982)  $(3,289)   $  (975)   $ 4,264  $(37,982)
                             ========   =======    =======    =======  ========

                               MIKOHN GAMING CORPORATION
                   CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands)
                        Nine Months Ended September 30, 2001
                                                     Non
                                       Guarantor  Guarantor
                                         Subsid-    Subsid-    Elim-     Consol-
                               Parent    iaries     iaries   inations    idated
                               ------    ------     ------    ------     ------
Revenues                      $45,372   $42,073     $6,141  $(23,362)   $70,224
Cost of sales                  20,650    17,975      3,768   (15,100)    27,293
Selling, general and
  administrative expenses      22,865     8,178      2,422         -     33,465
                               ------    ------     ------    ------     ------
  Operating income              1,857    15,920        (49)   (8,262)     9,466

Equity in earnings of
  subsidiaries                  1,921         -          -    (1,921)         -
Interest expense               (7,370)     (214)      (159)        -     (7,743)
Other income and (expense)      1,593       297         (2)        -      1,888
 Income (loss) from continuing
    operations before income
    tax benefit (provision)
    and extraordinary item     (1,999)   16,003       (210)  (10,183)     3,611

Income tax benefit (provision)  5,596    (5,601)         -         -   	     (5)
Income (loss) from continuing
  operations and
  extraordinary item            3,597    10,402       (210)  (10,183)     3,606
Loss from discontinued
  operations, net of taxes          -        (9)         -         -         (9)

Extraordinary item, net of
  taxes                        (3,135)        -          -         -     (3,135)
                               ------    ------     ------    ------     ------
  Net income (loss)           $   462   $10,393     $ (210) $(10,183)   $   462
                              =======   =======     ======  ========    =======

                               MIKOHN GAMING CORPORATION
                       CONSOLIDATING CONDENSED CASH FLOW STATEMENTS
(Amounts in thousands)
                       For the Nine Months Ended September 30, 2002
                                                     Non
                                       Guarantor  Guarantor
                                         Subsid-    Subsid-    Elim-     Consol-
                               Parent    iaries     iaries   inations    idated
                               ------    ------     ------    ------     ------
Net cash provided by
  operating activities        $ 1,418   $ 1,278     $  453    $    -    $ 3,149
                              -------   -------     ------    ------     ------
Cash flows from investing
  activities:
  Purchase of property and
    equipment                  (1,002)     (130)        60         -     (1,072)
  Proceeds from sale of
    property and equipment          7         -          -         -          7
  Other investing activities     (710)        -          -         -       (710)
                               ------    ------     ------    ------     ------
Net cash provided by (used in)
  investing activities         (1,705)     (130)        60        -      (1,775)

Cash flows from financing
  activities:
  Proceeds from long-term debt      -         -         32         -         32
  Principal payments on
    long-term debt and
    capital leases               (766)   (1,115)       (68)        -     (1,949)
  Principal payments of
    deferred license fees        (325)        -          -         -       (325)
  Proceeds from issuance of
    common stock and warrants     654         -          -         -        654
  Proceeds from notes
    receivable- stockholders      114         -          -         -        114
  Purchase of treasury stock     (222)        -          -         -       (222)
                               ------    ------     ------    ------     ------
Net cash used in financing
  activities                     (545)   (1,115)       (36)        -     (1,696)
                               ------    ------     ------    ------     ------
Increase (decrease) in cash
  and cash equivalents           (832)       33        477         -       (322)
Cash and cash equivalents,
  beginning of period          14,354      (267)     1,037         -     15,124
                               ------    ------     ------    ------     ------
Cash and cash equivalents,
  end of period               $13,522    $ (234)   $ 1,514    $    -    $14,802
                              =======    ======    =======    ======    =======

                               MIKOHN GAMING CORPORATION
                       CONSOLIDATING CONDENSED CASH FLOW STATEMENTS
(Amounts in thousands)
                       For the Nine Months Ended September 30, 2001
                                                     Non
                                       Guarantor  Guarantor
                                         Subsid-    Subsid-    Elim-     Consol-
                               Parent    iaries     iaries   inations    idated
                               ------    ------     ------    ------     ------
Net cash provided by
  operating activities        $   823   $ 7,396    $ 1,070    $    -   $  9,289
                              -------   -------    -------    ------   --------
Cash flows from investing
  activities:
  Purchase of inventory
    for lease to others          (907)  (12,048)          -        -    (12,955)
  Proceeds from sale-
    leaseback transactions          -     3,500           -        -      3,500
  Purchase of property and
    equipment                    (956)     (402)       (565)       -     (1,923)
  Other investing activities     (456)      235           -        -       (221)
                               ------    ------     ------    ------     ------
Net cash used in investing
  activities                   (2,319)   (8,715)       (565)       -    (11,598)

Cash flows from financing
  activities:
  Proceeds from long-term debt 99,639         -         236        -     99,875
  Debt issuance costs          (6,938)        -           -        -     (6,938)
  Principal payments on
    long-term debt            (82,396)        -        (635)       -    (83,031)
  Proceeds from issuance of
    common stock and warrants   9,240         -           -        -      9,240
  Other financing activities     (892)    1,125          (8)       -        226
                               ------    ------     ------    ------     ------
Net cash provided by (used in)
  financing activities         18,654     1,125        (407)       -     19,371
                               ------    ------     ------    ------     ------
Increase (decrease) in cash
  and cash equivalents         17,158      (194)         98        -     17,062
Cash and cash equivalents,
  beginning of period             540      (375)        297        -        462
                               ------    ------     ------    ------     ------
Cash and cash equivalents,
 end of period                $17,698   $  (569)    $   395   $    -    $17,524
                              =======   =======     =======   ======    =======


10.	 GOODWILL AND OTHER INTANGIBLE ASSETS

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets, such as the Company's perpetual license, are no longer amortized but are subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, software development costs, trademark and proprietary property rights and license and non-compete agreements will continue to be amortized over their useful lives. In accordance with SFAS No. 142, the Company completed the transitional intangible asset test upon adoption of SFAS No. 142 and the transitional goodwill impairment test within six months from the date of adoption. The transitional intangible asset test did not result in a change in the useful lives of the Company's definite life intangible assets or an impairment of the Company's definite life intangible assets. The transitional goodwill test did not result in an impairment of goodwill.

  In connection with the adoption of SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the nine months ended September 30, 2001 to the amounts adjusted for the elimination of amortization expense recorded on goodwill and intangible assets prior to the adoption of SFAS No. 142, net of income taxes, is as follows:

(Amounts in thousands)                Net         Basic       Diluted
                                    Income         EPS          EPS
                                    ------        -----        -----
Reported amount                     $  462       $ 0.04       $ 0.04
Addback: goodwill and intangible
    asset amortization               1,348         0.12         0.12
                                    ------       ------       ------
  Adjusted amount                   $1,810       $ 0.16       $ 0.16
                                    ======       ======       ======

  The net carrying value of goodwill and other intangible assets as of September 30, 2002 is comprised of the following:

                                     Net Amount Allocated by Segment
(Amounts in thousands)         Gaming      Product
                             Operations     Sales     Corporate    Total
                               ------       -----       ------     -----
Goodwill                       $ 2,471     $  389      $    -     $ 2,860
Indefinite life intangible
  asset (perpetual license)     50,532          -           -      50,532
Definite life intangible
  assets (see detail below)      3,989       1,630      2,068       7,687
                                ------      ------     ------      ------
    Total                      $56,992     $ 2,019    $ 2,068     $61,079
                               =======     =======    =======     =======

  The change in the net carrying amount of goodwill, indefinite life intangible assets and definite life intangible assets during the nine months ended September 30, 2002 is due primarily to impairment charges and amortization expense recorded.

  The net carrying value of goodwill ($2.9 million) as of September 30, 2002 is included in the geographic operations of North America ($2.5 million) and Australia / Asia ($0.4 million).

  Definite life intangible assets as of September 30, 2002, subject to amortization, are comprised of the following:


                                Gross Carrying   Accumulated
(Amounts in thousands)              Amount       Amortization      Net
                                    ------          ------        -----
Patent / trademark rights          $ 10,157       $ (5,538)      $ 4,619
Covenants not to compete              9,847         (8,720)        1,127
Software development costs            2,038           (758)        1,280
Proprietary rights / other              934           (273)          661
                                     ------         ------        ------
  Total                            $ 22,976       $(15,289)      $ 7,687
                                   =======        ========       =======

  Amortization expense for definite life intangible assets was approximately $2.7 million for the nine months ended September 30, 2002. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

(Amounts in thousands)     2003       2004       2005       2006      2007
                          ------     ------     ------     ------    ------
Amortization expense     $ 2,327    $ 1,463    $ 1,339    $ 1,091    $  210
                         =======    =======    =======    =======    ======


11.	RELATED PARTY TRANSACTIONS

  During the three months and nine months ended September 30, 2002, the Company entered into various transactions with related parties. Specifically, the Company charged interest of approximately $53,000 and $163,000, respectively, and sold approximately $101,000 and $240,000, respectively, of net products and services to its 50% owned, unconsolidated subsidiary in Latin America. The Company also had significant transactions with its Australian affiliate prior to the Australian business being consolidated with the Company on November 15, 2001. In particular, during the three months and nine months ended September 30, 2001, the Company charged its Australian affiliate approximately $59,000 and $172,000, respectively, in interest charges, approximately $244,000 and $678,000, respectively, in royalty and table game fees and approximately $128,000 and $194,000, respectively, for net sales of various products. All sales and expense charges to or from affiliates were deemed to be arms-length transactions. During the three months ended September 30, 2002, the Company sold its 50% interest in its Latin American subsidiary as part of the restructuring initiatives.

  Included in stockholder notes receivable at September 30, 2002 are amounts owed from three officers and directors of the Company totaling $569,000 due October 30, 2002. The loans arose out of a stock purchase plan approved by the Board of Directors in October 1997. Under the plan, each person who elected to participate purchased shares of the Company's restricted common stock at the closing price on October 30, 1997. Each participant borrowed from the Company the entire purchase price of the common stock he elected to buy. The loans are evidenced by promissory notes and are secured by a pledge of the purchased shares. All three loans became due and payable on October 30, 2002. One of the loans was paid in full at maturity, and two are in default. The two defaulted loans, including interest, total approximately $450,000. The Company has given notice that the loans are in default, has demanded payment and intends to evaluate its options under the promissory notes and under the pledge and security agreements, including, but not limited to, the foreclosure of stock securing the promissory notes. The Company does not intend to renew or modify the loans in light of the express prohibitions under Section 402 of the Sarbanes-Oxley Act (the "Act") of 2002 and will comply with any forthcoming official guidance concerning the Act.


12.	ACQUISITION/ DIVESTITURE OF SUBSIDIARIES

  On May 14, 2002, the Company acquired 1,744,403 shares of Mikohn Australasia Pty Limited ("MGA") from TAB Limited ("TAB"). These shares represented 8% of the issued and outstanding shares of MGA, increasing the Company's ownership in this subsidiary from 92% to 100%. The purchase price for the shares was approximately $1.1 million, with $0.8 million payable on closing and a promissory note for approximately $0.3 million. The promissory note is due June 30, 2005 and bears interest at 5% per annum due at maturity. Simultaneously with the purchase of these shares, the Company and TAB amended their existing licensing agreement granting TAB additional rights to operate a Mystery(r) Linked Jackpot system in New South Wales. In consideration for these additional rights, TAB agreed to pay a fee of approximately $0.8 million within seven days after execution of the agreement and to pay an additional fee, aggregating a minimum of approximately $0.6 million over three years, in the amount of approximately $8 per month per game connected to the system. The Company and TAB agreed that monies owed by the Company to TAB for the purchase of the shares in MGA could be offset by the monies owed by TAB to the Company under the terms of the amended license agreement.

  On September 20, 2002 the Company completed the sale of its remaining 50% interest in its Latin American subsidiary as part of the restructuring initiatives. The interest was sold for $350,000 consisting of a cash paymentof $100,000 in October 2002 and a note for $250,000 due on November 15, 2002. A charge of approximately $1.8 million was recorded to reflect the forgiveness of an intercompany debt from the subsidiary to the Company. As a result of the Company's divestiture of its Latin American Subsidiary, goodwill related to the Latin American subsidiary was deemed to have been impaired during the quarter ended September 30, 2002. Therefore the Company recorded a goodwill impairment loss of approximately $0.4 million.

  During the three months ended September 30, 2002, in connection with its restructuring plan, the Company decided to divest its exterior sign operations in the Product Sales segment. On October 1, 2002 the Company reached a definitive agreement to sell the exterior sign operations. The transaction closed on October 31, 2002 for $1.7 million consisting of cash payments received in September and October, 2002 of $0.5 million and $0.7 million, respectively, and a note for $0.5 million due on December 31, 2002. As a result of the sale, a charge of approximately $1.1 million related to the impairment of the exterior sign operations assets, net of the expected proceeds, was recorded as was the loss from normal operations of the business including a charge of approximately $1.0 million for a long-term advertising lease deemed no longer useful to the entity. The loss from discontinued operations is shown net of an income tax benefit of 34% applied to the pretax loss from the discontinued operations. The operating results of this business were previously included in the "Product Sales" segment and are presently reflected as Discontinued Operations in the accompanying condensed consolidated statements of operations.

The operating results of discontinued operations are as follows:

(Amounts in thousands)            Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   2002        2001          2002        2001
                                  ------      ------        ------      ------
Revenues                         $ 1,246     $ 2,134       $ 5,717     $ 9,550
Operating costs and expenses       2,623       2,448         7,497       9,572
                                  ------      ------        ------      ------
Operating loss                    (1,377)       (314)       (1,780)        (22)
Other income (expenses)               (1)          5           (13)          8
Loss on sale of operations        (1,079)          -        (1,079)          -
                                  ------      ------        ------      ------
  Sub total                       (2,457)       (309)       (2,872)        (14)
Income tax benefit                   836         105           976           5
  Loss from discontinued
    operations                   $(1,621)    $  (204)      $(1,896)    $    (9)
                                 =======     =======       =======     =======

  The  balance sheet components of discontinued operations are as follows:

(Amounts in thousands)            September 30,        December 31,
                                      2002                2001
                                     ------              ------
Accounts receivable, net            $   933             $ 2,289
Inventory, net                        2,327               1,753
Other current assets                      5                  32
                                     ------              ------
  Total current assets                3,265               4,074
Property and equipment                  642                 723
Other assets                             26                 114
                                     ------              ------
  Total assets                      $ 3,933             $ 4,911
                                    =======             =======

Current liabilities                 $ 1,127             $ 1,063
Intercompany transactions             5,336               5,408
                                     ------              ------
  Total current liabilities           6,463               6,471
Other liabilities                        66                  98
Stockholders' deficit                (2,596)             (1,658)
                                     ------              ------
Total liabilities and
  stockholders' deficit             $ 3,933             $ 4,911
                                    =======             =======

13.	EARNINGS (LOSS) PER SHARE

  The following table provides a reconciliation of basic and diluted income
(loss) per share:

                                                   Dilutive
(Amounts in thousands 	                            Stock
except per share amounts)              Basic       Options        Diluted
                                      ------       ------         ------
For the three months ended
  September 30, 2002:
     Net loss                        $(30,240)       $   -       $(30,240)
     Weighted average shares           12,849                      12,849
     Per share amount                $  (2.35)       $   -       $  (2.35)
                                     ========        =====       ========
For the three months ended
  September 30, 2001:
     Net loss                        $ (1,418)       $   -       $ (1,418)
     Weighted average shares           12,072                      12,072
     Per share amount                $  (0.12)       $   -       $  (0.12)
                                     ========        =====       ========
For the nine months ended
  September 30, 2002:
     Net loss                        $(37,982)       $   -       $(37,982)
     Weighted average shares           12,817                      12,817
     Per share amount                $  (2.93)       $   -       $  (2.96)
                                     ========        =====       ========
For the nine months ended
  September 30, 2001:
     Net income                      $    462        $   -       $    462
     Weighted average shares           11,423          282         11,705
     Per share amount                $   0.04        $   -       $   0.04
                                     ========        =====       ========

  Dilutive stock options of 3,000 and 518,000 for the three months ended September 30, 2002 and 2001, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive. Dilutive stock options of 322,000, for the nine months ended September 30, 2002 have not been included in the computation of diluted net loss per share as their effect would be antidilutive.


14.	LONG-TERM DEBT

In February 2002, the Company completed the acquisition of a $17.5 million working capital revolving line of credit facility (the "Facility") with Foothill Capital Corporation ("Foothill"). As of September 30, 2002, the Company had not drawn on this Facility. At September 30, 2002, the Company was in violation of its covenant to maintain EBITDA of approximately $15.0 million for the twelve months ended September 30, 2002. The Company is currently negotiating with Foothill to amend the terms of the Facility whereby certain non-cash expenses recorded in the nine months ended September 30, 2002 would be excluded from the calculation of EBITDA such that the Company would no longer be in violation of the EBITDA covenant.

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

  All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future including the successful completion of the restructuring transactions and the receipt of all payments required thereunder, overall industry environment, customer acceptance of the Company's new products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of privileged operating licenses by governmental authorities, competitive pressures and general economic conditions as well as the Company's, and debt service obligations. The Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

  Readers are urged to carefully review and consider disclosures made by the Company in this and other reports that discuss factors germane to the Company's business. See particularly the Company's reports on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K filed with the Securities and Exchange Commission.


GENERAL INFORMATION

  All dollar amounts reported in this section are expressed in thousands and are rounded to the nearest thousand unless otherwise stated. However, numbers of units and number of shares are expressed in whole amounts. All percentages reported are based on those rounded numbers.

  Amounts disclosed in the accompanying tables are shown in thousands while amounts included in text are disclosed in actual amounts.


RESTRUCTURING PLAN

  During the three months ended September 30, 2002, the Company initiated a restructuring plan for certain of its operations. The restructuring plan was designed to achieve various objectives, principally related to reducing costs, streamlining operations and improving financial performance on an ongoing basis. The Company's Board of Directors approved the plan in August 2002, which was subsequently acted upon by management during the quarter. The principal restructuring initiatives included:

	Separation of the Chief Executive Officer, Chief Financial Officer and certain other executives from the Company and replacement of such executives
	Elimination of approximately 20%the Company's permanent work force Divestiture of non-core business units and product lines
	Disposition of under-utilized assets
	Consolidation of interior sign production capacity into one facility Streamlining certain of the Company's warehousing and slot route assembly operations, and
	Outsourcing and streamlining certain of the Company's international sign operations

  As a result of implementing the above initiatives, the Company recorded certain restructuring expenses, severance expenses, a loss from discontinued operations and certain other significant operating costs during the three months ended September 30, 2002. The Company also recorded an impairment loss relating to certain of its indefinite and definite-lived intangible assets, property and equipment and inventories. These impairment charges were recorded based on valuation analyses whereby it was determined that cash flow, earnings and other key operational criteria no longer supported the carrying values of these assets. In addition, the Company took a charge to write-down the assets of its exterior sign operations, net of expected proceeds. The charges totaled
$27.4 million and are described below:


RESTRUCTURING EXPENSE

  Included in the restructuring expense caption of approximately $0.9 million are principally non-officer employee severance costs for approximately 130 terminated employees related to a restructuring plan. Excluding the Company's research and development and sales personnel, all employee groups within the Company were affected by the terminations. At September 30, 2002, approximately $0.2 million of the restructuring expense was unpaid.

  Additionally, a restructuring charge of approximately $3.3 million was taken to record the present value of long-term building lease commitments which, in accordance with the actions taken by the Company, will not be utilized as of specified dates as certain business operations have been streamlined, consolidated or divested. The leases are for one building located in Gulfport, Mississippi and for two buildings located in Las Vegas, Nevada. The building lease in Mississippi has a term which expires in approximately 13 years, while the two leases in Nevada have terms expiring in July 2004 and in 2016. On a quarterly basis through July 2004, the Company plans to remit cash of approximately $0.3 million under the lease agreements. Subsequent to July 2004, the Company plans to remit cash of approximately $0.1 million quarterly. The Company is currently seeking tenants for subleasing the buildings.

  Also included in restructuring expenses were write-downs of certain property and equipment to their net realizable value in relation to the curtailment of planned business operations with certain assembly facilities and the sale of certain real estate. Specifically, a charge for approximately $1.5 million was recorded for various leasehold improvements, machinery and equipment and real estate. Of the $1.5 million, a building owned by the Company in Las Vegas, Nevada, was sold for approximately $0.5 million less than its book value of $2.2 million. The Company realized net cash proceeds of $1.7 million from this sale in November 2002. The Company is attempting to sell the machinery and equipment no longer useful to the Company.

  The restructuring expense is not included in the calculation of operating income in the tables shown below.


SEVERANCE EXPENSE

 Included in the severance expense caption in the Company's consolidated statement of operations are charges for the separation and post-employment agreements of the Company's former CEO, CFO and another officer. Including severance and other provisions of the agreements, the total charge was approximately $4.8 million of which $1.5 million was a cash charge paid during the three months ended September 30, 2002. Approximately $0.6 million of the severance expense was applied by the former CEO and CFO to repay outstanding loans and advances owed to the Company. At September 30, 2002, approximately $2.7 million remains unpaid to these individuals. On a quarterly basis through July 2003, the required quarterly payments to the individuals approximate $0.3 million. However, a one-time payment in April 2003 of approximately $0.6 million is also required. Subsequent to July 2003, the Company is required to pay approximately $0.2 million quarterly through August 2004. From August 2004 to August 2006, the Company is required to pay approximately $0.2 annually.


  The severance expense is not included in the calculation of operating income in the tables shown below.


IMPAIRMENT LOSS

  An impairment loss was recorded during the quarter ended September 30, 2002 for certain definite-lived intangible assets. Management ascertained that certain of its definite-lived intangible assets no longer generated sufficient actual or anticipated future revenues, earnings or cash flows. Based thereon, the Company recorded approximately $3.9 million in write-downs of these impaired intangible assets. The write-downs consisted primarily of a license agreement related to certain table game hardware of approximately $1.0 million, software costs related to Monopoly(r) table games of approximately $0.6 million, proprietary rights and software development costs related to our tablegame tracking system of approximately $1.5 million and capitalized costs associated with patents that are no longer deemed useful of approximately $0.7 million.

  The Company maintains certain indefinite-lived intangible assets as part of its consolidated financial statements, principally in a perpetual license related to its casino table game operations and, to a limited extent, goodwill related to its slot route operations and international operations. A valuation test as of January 1, 2002 did not result in any impairment. However, as a result of the Company's divestiture of its Latin American Subsidiary, goodwill related to the Latin American subsidiary was deemed to have been impaired during the quarter ended September 30, 2002. Therefore the Company recorded a goodwill impairment loss of approximately $0.4 million.

  In connection with the restructuring initiatives and a third quarter valuation review of its long-lived assets, the Company determined that the assets described below no longer generated sufficient cash flow to support their carrying value. These assets are comprised of approximately 200 reel-spinning slot machines and certain non-branded assets including MoneyTime(tm), a proprietary jackpot system consisting of slot machines, signs, meters and related electronics. The impairment charge recorded in the quarter ended September 30, 2002 related to these assets totaled approximately $1.7 million. Additionally, the Company decided to no longer use certain trade show equipment, after returning from its annual trade show in September 2002, and recorded a charge for approximately $0.2 million in the quarter ended September 30, 2002.

  The impairment loss is not included in the calculation of operating income in the tables shown below.


OPERATING COSTS AND EXPENSES

  The Company recorded various charges totaling approximately $4.0 million for inventory write-downs and approximately $4.3 million principally for provisions for doubtful receivables during the third quarter ended September 30, 2002. These charges are included under the caption "Operating Costs and Expenses" in the consolidated statements of operations.

  Certain inventories were deemed obsolete in the quarter as the Company, in accordance with its restructuring plan, entered into arrangements to outsource certain international sign assembly operations and to discontinue the pursuit of certain European system sales related to the tracking of arcade devices. These charges amounted to approximately $1.0 million. Additionally, the Company wrote down slow moving inventories for specialized electronic meters, slot machines and finished signs in the amount of approximately $3.0 million as targeted sales levels were not achieved.

  On September 20, 2002, the Company completed the sale of its 50% interest in its Latin American subsidiary as part of the restructuring initiatives. A charge of approximately $1.8 million was recorded to reflect the forgiveness of an intercompany debt from the subsidiary to the Company.

  The Company recorded additional provisions for doubtful accounts totaling $2.5 million which includes $1.5 million to reserve a loan made to a company which in turn granted the Company an exclusive license to manufacture and distribute its video poker games. Based on the debtor's financial condition and uncertainties surrounding the future business plan related to the
proprietary games, a reserve was recorded.   Various other uncertainties with
other debtors caused the Company to record an additional $1.0 million of doubtful account provisions in the quarter ended September 30, 2002.


ACQUISITION / DIVESTITURE OF SUBSIDIARIES

  In October 2001, the Company completed the sale of 50% of its interest in Mikohn Latin America S.A. ("Mikohn Latin America"). Certain employees of Mikohn Latin America, through RLP Holdings, purchased this interest for $0.5 million in cash and a note. Since October 2001, the Company has accounted for the financial results of this entity using the equity method. Equity in earnings and losses of the unconsolidated subsidiary is now charged to revenues on a monthly basis with a corresponding charge to the Company's investment in subsidiary account. Prior to the 50% divestiture, the financial results of Mikohn Latin America were included in the consolidated results of operations. For the nine months ended September 30, 2001,

Mikohn Latin America accounted for approximately $1.2 million in revenues, $0.5 million in gross profit, and a net loss of approximately $40,000 and these amounts are included in the financial analysis below. For the three months ended September 30, 2001, Mikohn Latin America accounted for approximately $0.8 million in revenues, $0.3 million in gross profit, and net income of approximately $60,000 and these amounts are included in the financial analysis below. From January to September 2002, approximately $16,000 of equity in losses of unconsolidated subsidiaries is included in gaming product sales revenues below.

  On November 15, 2001, the Company converted $0.5 million of debt owing from Mikohn Gaming Australasia Pty., Ltd ("MGA") into 20 million shares of MGA, thereby increasing our ownership from 50% to approximately 92%. Previous to this transaction, the Company had accounted for this unconsolidated subsidiary using the equity method whereby the Company would record a 50% share of earnings or losses of this subsidiary. The Company now consolidates all accounts of this subsidiary into its consolidated financial statements. For the nine and three-month periods ended September 30, 2001, approximately $250,000 and $150,000, respectively, were charged to gaming products revenues for the equity in losses of this unconsolidated subsidiary. For nine and three-month periods ended September 30, 2002, MGA accounted for approximately $3.1 million and $1.5 million, respectively, in revenues, $0.9 million and $0.2 million, respectively, in gross profit and an approximate net loss of $15,000 and $0, respectively. These amounts are included in the financial analysis below.

  On May 14, 2002, the Company acquired 1,744,403 shares of MGA from TAB Limited ("TAB"). These shares represented 8% of the issued and outstanding shares of MGA, increasing the Company's ownership in this subsidiary from 92% to 100%. The purchase price for the shares was approximately $1.1 million, payable $0.8 million on closing and a promissory note for $0.3 million. Promissory note is due June 30, 2005 and bears interest at 5% per annum; principal and interest payable or due at maturity. Simultaneously with the purchase of these shares, the Company and TAB amended their existing licensing agreement granting TAB additional rights to operate a Mystery(r) Linked Jackpot system in New South Wales. In consideration for these additional rights, TAB agreed to pay a fee of approximately $0.8 million within seven days after execution of the agreement and to pay an additional fee, aggregating a minimum of $0.6 million over three years, in the amount of $8 (actual) per month per game connected to the system. The Company and TAB agreed that monies owed by the Company to TAB for the purchase of the shares in MGA could be offset by the monies owed by TAB to the Company under the terms of the amended license agreement.

  On September 20, 2002 the Company completed the sale of our remaining 50% interest in our Latin American subsidiary as part of the restructuring initiatives. The interest was sold for $350,000 consisting of a cash payment of $100,000 and a note for $250,000 due on November 15, 2002. A charge of approximately $1.8 million was recorded to reflect the forgiveness of an intercompany debt from the subsidiary to the Company. As a result of the Company's divestiture of its Latin American Subsidiary, goodwill related to the Latin American subsidiary was deemed to have been impaired during the quarter ended September 30, 2002. Therefore the Company recorded a goodwill impairment loss of approximately $0.4 million.

  During the three months ended September 30, 2002, in connection with its restructuring plan, the Company decided to divest its exterior sign operations in the Product Sales segment. On October 1, 2002 the Company reached a definitive agreement to sell the exterior sign operations. The transaction closed on October 31, 2002 for $1.7 million, consisting of a cash payment of $1.2 million and a note for $0.5 million due on December 31, 2002. As a result of the sale, a charge of approximately $1.1 million related to the impairment of the exterior sign operations assets, net of the expected proceeds, was recorded as was the loss from normal operations of the business including a charge of approximately $1.0 million for a long-term advertising lease deemed no longer useful to the entity. The loss from discontinued operations is shown net of an income tax benefit of 34% applied to the pretax loss. The operating results of this business were previously included in the "Product Sales" segment and are presently reflected as Discontinued Operations in the accompanying consolidated statements of operations.

RELATED PARTY TRANSACTIONS

  During the three months and nine months ended September 30, 2002, the Company entered into various transactions with related parties. Specifically, the Company charged interest of approximately $53,000 and $163,000, respectively, and sold approximately $101,000 and $240,000, respectively, of net products and services to its 50% owned, unconsolidated subsidiary in Latin America. The Company also had significant transactions with its Australian affiliate prior to the Australian business being consolidated with the Company on November 15, 2001. In particular, during the three months and nine months ended September 30, 2001, the Company charged its Australian affiliate approximately $59,000 and $172,000, respectively, in interest charges, approximately $244,000 and $678,000, respectively, in royalty and table game fees and approximately $128,000 and $194,000, respectively, for net sales of various products. All sales and expense charges to or from affiliates were deemed to be arms-length transactions. During the three months ended September 30, 2002, the Company sold its 50% interest in its Latin American subsidiary as part of the restructuring initiatives.

  Included in stockholder notes receivable at September 30, 2002 are amounts owed from three officers and directors of the Company totaling $569,000 due October 30, 2002. The loans arose out of a stock purchase plan approved by the Board of Directors in October 1997. Under the plan, each person who elected to participate purchased shares of the Company's restricted common stock at the closing price on October 30, 1997. Each participant borrowed from the Company the entire purchase price of the common stock he elected to buy. The loans are evidenced by promissory notes and are secured by a pledge of the purchased shares. All three loans became due and payable on October 30, 2002. One of the loans was paid in full at maturity, and two are in default. The two defaulted loans, including interest, total approximately $450,000. The Company has given notice that the loans are in default, has demanded payment and intends to evaluate its options under the promissory notes and under the pledge and security agreements, including, but not limited to, the foreclosure of stock securing the promissory notes. The Company does not intend to renew or modify the loans in light of the express prohibitions under Section 402 of the Sarbanes-Oxley Act ("the Act") of 2002 and will comply with any forthcoming official guidance concerning the Act .


RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001

REVENUES

(Amounts in thousands)                                  Change
Business Segment             2002       2001      Amount       %     Comment
                            ------     ------     ------     -----   ------
 Gaming operations         $11,165    $12,360    $(1,195)    (9.7)%     1
 Product sales              18,469     12,792      5,677     44.4       2
                            ------     ------     ------
  Total                    $29,634    $25,152    $ 4,482     17.8%
                           =======    =======    ======
Percentage of total revenues:
  Gaming operations           37.7%      49.2%
  Product sales               62.3       50.8
                             -----      -----
    Total                    100.0%     100.0%
                             =====      =====

1. Gaming operations revenues during the three months ended September 30, 2002 were $11.2 million, a decrease of $1.2 million, or 10%, from revenues of $12.4 million in the 2001 comparable period. This net decrease resulted from:

(i)	a decrease in recurring revenues from leased slot machines of approximately $0.9 million in the 2002 period, from approximately $8.1 million in the prior year period, to approximately $7.2 million in the current year three month period. This decline was attributable to a decrease in the average number of branded slot machines leased to customers from approximately 2,500 in the prior year period to approximately 2,350 for the three months ended September 30, 2002.

Management believes the combination of delayed introductions of its new game themes and increased competition with other suppliers for limited casino floor space, contributed to this decline.
Additionally, a 10% reduction in the average net win per day per branded slot machine, from $32 (actual) in the prior year period to $29 (actual) in the current year period, contributed to this decline. Management believes a slight change in the demographics of slot machine placements, whereby more slot machines were located in jurisdictions with historically lower win per day amounts, and delays in introducing its new game themes on a more timely basis, contributed to this decline. Non-branded slot machines accounted for approximately $0.8 million of revenues in the 2002 quarterly period as compared to approximately $1.2 million in the 2001 quarterly period. Average nonbranded machines outstanding during the quarters were approximately 350 and 400 for 2002 and 2001, respectively. Additionally, the Company received approximately $54,000 in the 2002 quarterly period from the participation in 131 licensed games for which the Company does not provide hardware for the games. The Company intends to continue the acquisition of revenue leasing arrangements whereby the Company would supply the software component to a third party which would use hardware not otherwise owned or leased by the Company.
These games earned the Company approximately $4 (actual) per day and did not exist in the prior year quarter. At September 30, 2002, the Company maintained approximately 2,371, 376 and 204 of branded, non-branded and licensed games without hardware, respectively. At September 30, 2001, the Company maintained approximately 2,525, 424 and 0 of branded, non-branded and licensed games without hardware, respectively, and

(ii) 	a decrease of approximately $0.3 million in table games revenues.
This decline was caused by two significant factors. First, gross revenues from table games operations in Australia in the 2001 period were not consolidated in the Company's financial statements as the Australian subsidiary was a 50% owned, unconsolidated subsidiary through September 30, 2001. In 2002, all gross revenues from the Australian subsidiary were included in this caption and the table games revenues from Australia represent approximately $0.3 million in the third quarter. Secondly, the table games operation in domestic markets has experienced a decline in the number of outstanding tables and the average monthly lease revenue. For the quarter ended September 30, 2002, revenues from European and domestically leased casino table games were approximately $3.7 million compared with approximately $4.3 million in the 2001 period. Management believes the industry trend to reduce the number of table games in casinos in the last several years in favor of slot machines has contributed to this decline in its table games in casinos and revenues. During the 2002 and 2001 quarterly periods, the Company averaged 1,068 and 1,029 leased casino table games, respectively. The average monthly lease revenue was approximately $1,250 (actual) in 2002 and $1,390 (actual) in 2001. The monthly lease revenue includes royalties and commencement fees paid during the respective quarters. Management believes that the decline in the average monthly lease charge in the 2002 period was attributable to the absence of table commencement fees revenues in the 2002 period, lower royalty payments received, and a lower percentage of the higher revenue generating progressive table games in the 2002 period. The Company maintained approximately 1,061 and 1,035 table games at September 30, 2002 and 2001, respectively.

2. Product sales revenues during the three months ended September 30, 2002 were $18.5 million, an increase of $5.7 million, or 44%, from revenues of $12.8 million in the 2001 comparable period. This net increase during 2002 was due principally to:

(i)	increases in sales of interior signage and electronic displays of approximately $5.1 million. This increase occurred due to the timing of two significant sign and electronic sales orders of approximately
$4.0 million which were delivered in the third quarter 2002. These orders had been scheduled for delivery in the quarter ended June 30, 2002 but were postponed until the subsequent quarter due to customer requests or installation requirements or delays, and

(ii)	an increase of approximately $0.6 million in systems sales in the
2002 quarter as compared to the 2001 quarter, from approximately $1.1 million in 2001 to $1.7 million in 2002.

OPERATING INCOME (LOSS)

(Amounts in thousands)                                  Change
Business Segment             2002       2001      Amount       %     Comment
                            ------     ------     ------     -----   ------
Gaming operations          $  (526)   $ 5,056   $ (5,582)   (110.4)%     1
Product sales               (2,705)     1,413     (4,118)   (291.4)      2
                            ------     ------     ------
  Segment operating income
    (loss)                  (3,231)     6,469     (9,700)   (150.0)
Corporate                   (3,858)    (2,928)       930     (31.8)      3
                            ------     ------     ------
  Total operating income
    (loss)                 $(7,089)   $ 3,541   $(10,630)   (300.2)%
                           =======    =======   ========
Depreciation and amortization:
  Gaming operations        $ 2,225    $ 2,063    $   162       7.9%
  Product sales                166        347       (181)    (52.2)
  Corporate                    999        888        111      12.5
                            ------     ------     ------
    Total                  $ 3,390    $ 3,298    $    92       2.8%      4
                           =======    =======    =======

1. Gaming operations incurred an operating loss during the three months ended September 30, 2002 of $0.5 million compared to operating income of $5.1 million in the 2001 period. This net decrease of $5.6 million was primarily due to:

(i)	the previously discussed decrease in recurring revenues from leased slot machines of approximately $0.9 million and an increase in the costs to service, refurbish and maintain the slot machine route as well as increased operating costs. The cost to service, refurbish and maintain the Company's slot route increased to approximately $3.0 million as compared to approximately $1.4 million in the previous year. Factors which caused this increase included significant refurbishment costs to a non-branded product involving signs, electronics and slot machine tracking of approximately $0.3 million, refurbishment costs to existing slot machines for a new product theme involving customized features of approximately $0.3 million, conversion costs in changing out previously themed games to new game themes such as Clue(r), and the normal costs associated with maintaining slot machines which are no longer under warranty and typically require increased repair and maintenance. Slot rental expense increased to $1.4 million in the 2002 period as compared to $1.2 million in the 2001 period. Depreciation and amortization for the three months ended September 30, 2002 and 2001 was $1.8 million and $1.4 million, respectively. The increase was due primarily to the increase in slot route equipment in the current period combined with an acceleration in depreciating certain signage and slot machines in the current period.
The Company also incurred segment expenses, excluding slot rent expense and depreciation and amortization expense, of approximately
$3.6 million in the 2002 period compared to approximately $1.2 million in the 2001 period. This $2.4 million increase was caused by a charge for bad debts of $1.5 million and a charge for certain stock option expenses of $0.1 million, which were otherwise unanticipated. The remaining $0.8 million increase was caused principally by increased sales and engineering expenses, and

(ii)	the previously discussed decrease in recurring revenues from leased casino table games of approximately $0.3 million and an increase in the costs of revenues offset, in part, by a decline in segment expenses, exclusive of depreciation and amortization. Costs of revenues as a percentage of revenues increased to 23% in the 2002 period from 16% in the 2001 period. This occurred as costs from the Company's Australian subsidiary were included in the 2002 period, but not in the 2001 period, and amounted to approximately $0.2 million.
During the 2001 period, the Australian subsidiary was not consolidated with the Company as it was a 50% owned, nonconsolidated subsidiary.
Total costs of revenues, exclusive of segment expenses, for the three months ended September 30, 2002 totaled approximately $0.9 million compared to approximately $0.5 million in the 2001 period.
Depreciation and amortization for the three months ended September 30, 2002 and 2001 were $0.4 million and $0.7 million, respectively. The decrease was due primarily to the curtailment in the amortization of certain goodwill and intangible assets due to the implementation of SFAS No. 142 beginning January 2002. Segment expenses, excluding depreciation and amortization, were approximately $0.5 million in the 2002 period as compared with $0.9 million in the 2001 period. A decrease in personnel and related costs, as well as a reduction in sales and engineering related costs, caused the decline.

2. Product sales incurred an operating loss during the three months ended September 30, 2002 of $2.7 million, compared to operating income of $1.4 million in the 2001 period. This decline of approximately $4.1 million in operating income resulted principally from:

(i)	lower gross profit margins from the Company's interior signs, electronics and other product sales of 39% in the prior year period to 17% in the current period. This decline was caused principally by an increased provision for obsolete inventories in the quarter ended September 30, 2002 of approximately $3.1 million (19% of revenues) as compared to provisions for obsolescence in the prior year period of approximately $0.3 million and lower gross profit margins on installation contracts, certain of which were outsourced and generated negative gross profit in the 2002 quarter. Additionally, a provision for bad debts of approximately $2.5 million, recorded in 2002 principally related to a receivable from the Company's 50% owned subsidiary in Latin America, contributed to the decline in operating income. Depreciation and amortization for the three months ended September 30, 2002 and 2001 was $0.1 million and $0.3 million, respectively. The decrease was due primarily to the curtailment in the amortization of certain goodwill and intangible assets due to the implementation of SFAS No. 142 beginning January 2002. These factors were offset, in part, by the aforementioned increase in revenues of approximately $5.1 million during the 2002 period, and

(ii)	a slight improvement in operating income of the Company's systems business of approximately $0.1 million. Costs of sales for the systems business was $1.7 million during the quarter ended September
30, 2002, of which $0.6 million was a charge for slow moving or obsolete inventory items. During the similar quarter of 2001, costs of sales were $0.3 million. Segment expenses, excluding costs of sales and impairment or restructuring charges, decreased from $1.5 million in the 2001 period to approximately $0.8 million in the 2002 period. Decreases in research and development costs related to certain new systems product development and certain expenses for personnel reductions in the 2002 period contributed to the decrease in segment expenses. Depreciation and amortization for the three months ended September 30, 2002 and 2001 remained constant at less than $0.1 million between periods.

3. Corporate expenses during the three months ended September 30, 2002 were $3.9 million, an increase of $1.0 million, or 32% from $2.9 million in the 2001 comparable period. The inclusion of marketing-related trade show expenses in the third quarter 2002 of approximately $0.6 million was the principal reason for the increase. The Company recorded trade show expenses incurred in the third quarter 2002 as compared to the similar costs of the prior year occurring in the fourth quarter 2001. An increase in research and development costs, which were not allocated to the revenue producing business segments, added to the increase in the 2002 period.

4. Depreciation and amortization during the three months ended September 30, 2002 was $3.4 million, an increase of $0.1 million, or approximately 3%, from $3.3 million in the 2001 comparable period. This increase was primarily due to the aforementioned increase in depreciation related to leased slot machines and a slight increase in Corporate depreciation, partially offset by the aforementioned decreases in amortization related to both table games and interior signs and electronics.

INTEREST EXPENSE

  Interest expense during the three months ended September 30, 2002 was $4.0 million, an increase of $1.1 million, or 38%, from $2.9 million in the prior comparable period. This increase was due to higher average outstanding borrowings in the 2002 three-month period, a higher average effective interest rate in 2002 of approximately 14% compared to approximately 10% in 2001. The Company refinanced its debt structure in mid August 2001, whereby its debt outstanding was increased by approximately $18 million and its interest rate increased significantly.

OTHER INCOME AND EXPENSE

  Other income and expense, excluding interest income, during the second quarter of 2002 was a net expense of approximately $0.1 million compared to net income of $1.3 million in the similar 2001 period. The decrease of approximately $1.4 million was caused principally from the recognition of a previous sale of 50% of the Company's Australian subsidiary of approximately $1.3 million completed by the delivery of a wide area progressive system.

  Interest income in the 2002 quarterly period remained constant at $0.1 million compared to interest income for the quarter ended September 30, 2001.

INCOME TAXES

  During the three months ended September 30, 2002, the Company recorded a tax provision of approximately $0.9 million compared to a tax provision of $0.1 million for the three months ended September 30, 2001. The primary component of the income tax provision was an offset to a tax benefit recorded relative to discontinued operations losses. The tax provision offsets the tax benefit from the discontinued operations losses for both periods. No tax benefit was recorded by the Company related to its loss from continuing operations, as the benefit would have been fully reserved.

LOSS FROM DISCONTINUED OPERATIONS

  During the three months ended September 30, 2002 and 2001, the Company recorded losses from discontinued operations, net of income tax benefits calculated at 34%, of approximately $1.6 million and $0.2 million, respectively. These losses relate to the Company's exterior sign operations, which was sold effective October 31, 2002. The decision to sell this operation occurred in August 2002.

EXTRAORDINARY ITEM

  In connection with the Company's August 2001 refinancing and early extinguishment of certain debt obligations, an extraordinary charge was taken for the early extinguishment of debt, totaling $3.1 million, for the three month period ended September 30, 2001.

LOSS PER SHARE

  Both basic and diluted loss per share for the three months ended September 30, 2002 were $2.35 on basic and diluted weighted average common shares outstanding of 12,849,000. Both basic and diluted loss per share for the three months ended September 30, 2001 were $0.12 on basic and diluted weighted average common shares outstanding of 12,072,000. Dilutive stock options have not been included in the computations of diluted net loss per share as their effect would be antidilutive.


Nine months ended September 30, 2002 and 2001

REVENUES

(Amounts in thousands)                                  Change
Business Segment             2002       2001      Amount       %     Comment
                            ------     ------     ------     -----   ------
 Gaming operations         $33,300    $33,639    $  (339)    (1.0)%     1
 Product sales              42,175     36,585      5,590     15.3       2
                            ------     ------     ------
  Total                    $75,475    $70,224    $ 5,251      7.5%
                           =======    =======    =======
Percentage of total revenues:
  Gaming operations           44.1%      49.2%
  Product sales               55.9       50.8
                             -----      -----
    Total                    100.0%     100.0%
                             =====      =====

1. Gaming operations revenues during the nine months ended September 30, 2002 were $33.3 million, a decrease of $0.3 million, or 1%, from revenues of $33.6 million in the 2001 comparable period. This net decrease resulted from:

(i)	an increase in recurring revenues from leased slot machines of approximately $0.1 million in the 2002 period, from approximately $20.7 million in the prior year period, to approximately $20.8 million in the current year nine month period. This improvement was attributable to an increase in the average number of branded slot machines leased to customers of approximately 2,525 for the nine months ended September 30, 2002 compared to approximately 2,280 in the prior period partially offset by a 6% reduction in the average net win per day per branded slot machine, from approximately $30 (actual) in the prior year period to approximately $28 (actual) in the current year period. Management believes that a slight change in the demographics of slot machine placements, whereby more slot machines were located in jurisdictions with historically lower win per day amounts, contributed to the decline in the average win per day. Non-branded slot machines accounted for $1.9 million of revenues in the 2002 nine month period as compared to approximately $3.0 million in the 2001 nine month period. Average non-branded machines outstanding during the nine months ended September 30, 2002 were approximately 400 and 450 for 2002 and 2001, respectively. Additionally, the Company received approximately $54,000 in the 2002 nine month period from the participation in an average of 131 licensed games for which the Company does not provide hardware for the games. The Company intends to continue the acquisition of leasing arrangements whereby the Company would supply the software component to a third party which would use hardware not otherwise owned or leased by the Company. These games earned the Company approximately $4 (actual) per day and did not exist in the prior year nine month period. At September 30, 2002, the Company maintained approximately 2,371, 376 and 204 of branded, non-branded and licensed games without hardware, respectively. At September 30, 2001, the Company maintained approximately 2,525, 424 and 0 of branded, non-branded and licensed games without hardware, respectively, and

(ii)	a decrease of approximately $0.5 million in table games revenues.
This decline was caused by two significant factors. First, gross revenues from table games operations in Australia in the 2001 period were not consolidated in the Company's financial statements as the Australian subsidiary was a 50% owned, unconsolidated subsidiary through September 30, 2001. In 2002, all gross revenues, including table games, from the Australian subsidiary were included in this caption and represent approximately $0.9 million. Secondly, the table games operation in domestic markets has experienced a decline in the number of outstanding tables and the average monthly lease revenue.
For the nine months ended September 30, 2002, revenues from European and domestically leased casino table games were approximately $11.6 million compared with approximately $13.0 million in the 2001 period. Management believes that the industry trend to reduce the number of table games in casinos in the last several years in favor of slot machines has contributed to this decline in table game placements and revenues. During the 2002 and 2001 nine month periods, the Company averaged 1,087 and 1,015 leased casino table games, respectively. The average monthly lease revenue was approximately $1,275 (actual) in the 2002 period and $1,425 (actual) in the 2001 period. The monthly lease revenue includes royalties and commencement fees paid during the respective nine-month periods. Management believes that the decline in the average monthly lease charge in the 2002 period was attributable to the absence of table commencement fees revenues in the 2002 period, lower royalty payments received, and a lower percentage of the higher revenue generating progressive table games in the 2002 period. The Company maintained approximately 1,061 and 1,035 table games at September 30, 2002 and 2001, respectively.


2. Product sales revenues during the nine months ended September 30, 2002 were $42.2 million, an increase of approximately $5.6 million, or 15%, from revenues of $36.6 million in the 2001 comparable period. This increase during 2002 was due principally to:

(i)	an increase of approximately $4.2 million in interior signage and visual display products. This increase occurred as sales of interior signage and visual displays from the Company's Australian subsidiary in the 2001 nine month period were excluded from the consolidated financial results of the Company as the subsidiary was a 50% owned non-consolidated subsidiary. During the 2002 nine-month period ended September 30, 2002, the Australian subsidiary was a wholly owned subsidiary, and it generated approximately $5.2 million in revenues from interior signage and visual display products. Offsetting this increase in the 2002 period was a decline in interior signage and visual display products of approximately $2.0 million from the exclusion of the Company's Latin American subsidiary revenues in the 2002 nine-month period due to this subsidiary becoming a non-consolidated reporting business beginning October 1, 2001. The Company also experienced slight increases in the 2002 nine month period from its slot glass operations, and

(ii)	an increase of approximately $1.4 million in revenues from the
Company's systems business operations. Increased sales to certain Canadian customers which expanded casino slot operations during the year were the primary contributor to this increase.

OPERATING INCOME (LOSS)

(Amounts in thousands)                                  Change
Business Segment             2002       2001      Amount       %     Comment

Gaming operations          $ 5,219    $13,967   $ (8,748)    (62.6)%     1
Product sales               (1,798)     3,987     (5,785)   (145.1)      2
                            ------     ------     ------
  Segment operating income
    (loss)                   3,421     17,954    (14,533)    (80.9)
Corporate                   (9,790)    (8,488)    (1,302)    (15.3)      3
                            ------     ------     ------
  Total operating income
    (loss)                 $(6,369)   $ 9,466   $(15,835)   (167.3)%
                           =======    =======   ========     =====
Depreciation and amortization:
  Gaming operations        $ 6,240    $ 5,663    $   577      10.2%
  Product sales                753        920       (167)    (18.2)
  Corporate                  2,639      2,483        156       6.3
                            ------     ------     ------
    Total                  $ 9,632    $ 9,066    $   566       6.2%      4
                           =======    =======    =======

1.	Gaming operations operating income during the nine months ended
September 30, 2002 was $5.2 million compared to operating income of $14.0 million in the 2001 period. This net decrease of $8.8 million was due primarily to:

(i)	     the previously discussed increase in recurring revenues from leased slot machines of approximately $0.1 million offset by an increase in the costs to service, refurbish and maintain the slot machine route as well as increased operating costs. The cost to service, refurbish and maintain the slot route increased to approximately $7.0 million as compared to approximately $4.1 million in the previous year. Factors which caused this increase included significant refurbishment costs to a nonbranded product involving signs, electronics and slot machine tracking, refurbishment costs to existing slot machines for a new product theme involving customized features, conversion costs in changing out previously themed games to new game themes such as Clue(r), and the normal costs associated with maintaining older slot machines which are no longer under a warranty period and typically require increased repair and maintenance. Slot rental expense increased to $4.1 million in the 2002 nine-month period as compared to $2.8 million in the 2001 period. Depreciation and amortization for the nine months ended September 30, 2002 and 2001 was $5.2 million and $3.7 million, respectively. The increase was due primarily to the increase in slot route equipment in the current period combined with an acceleration of depreciation in respect to certain signage and slot machines in the current period. The Company also incurred segment expenses, excluding slot rent expense and depreciation and amortization expense, of approximately $6.6 million in the 2002 period compared to approximately $3.6 million in the 2001 period. This $3.0 million increase was caused by a charge for bad debts of $1.5 million and a charge for certain stock option expenses of $0.1 million, which were otherwise unanticipated. The remaining $1.4 million increase was caused principally by increased sales and engineering expenses related to the development and introduction of new game themes, and

(ii)	the previously discussed decrease in recurring revenues from leased casino table games of approximately $0.5 million and an increase in the costs of revenues offset, in part, by a decline in segment expenses, exclusive of depreciation and amortization. Costs of revenues as a percentage of revenues increased to 18% in the 2002 period from 11% in the 2001 period. This occurred as costs from the Company's Australian subsidiary were included in the 2002 period, but not in the 2001 period, and amounted to approximately $0.7 million. During the 2001 period, the Australian subsidiary was not consolidated with the Company as it was a 50% owned, non-consolidated subsidiary. Total costs of revenues, exclusive of segment expenses, for the nine months ended September 30, 2002 totaled approximately $2.3 million compared to approximately $1.5 million in the 2001 period. Depreciation and amortization for the nine months ended September 30, 2002 and 2001 was $1.1 million and $2.0 million, respectively. The decrease was due primarily to the curtailment in the amortization of certain goodwill and intangible assets due to the implementation of SFAS No. 142 beginning January 2002. Segment expenses, excluding depreciation and amortization, were approximately $1.8 million in the 2002 period as compared with $2.1 million in the 2001 period. A decrease in personnel and related costs, as well as a reduction in sales and engineering related costs, caused the decline.

2. Product sales incurred an operating loss during the nine months ended September 30, 2002 of $1.8 million, compared to operating income of $4.0 million in the 2001 period. This decline of approximately $5.8 million in operating income resulted principally from:

(i)	lower gross profit margins from the Company's interior signs, electronics and other product sales of approximately 38% in the prior year period to 27% in the current period. This decline was caused principally by an increased provision for obsolete inventories in the nine months ended September 30, 2002 of approximately $3.9 million as compared to provisions for obsolescence in the prior year period of approximately $0.5 million and lower gross profit margins on certain installation contracts, certain of which were outsourced and generated negative gross profit in the 2002 nine-month period. Additionally, segment expenses, before depreciation, amortization and bad debt provisions, increased approximately $0.6 million primarily due to the inclusion, in the 2002 period, of the Company's wholly-owned subsidiary in Australia offset, in part, by the exclusion in the 2002 period of the Company's Latin American subsidiary, which became a non-consolidated subsidiary as of October 1, 2001. Operating results in the 2002 period also declined due to a provision for bad debts of approximately $2.5 million which was recorded in the 2002 nine-month period relating principally to a receivable from the Company's 50% owned subsidiary in Latin America. Depreciation and amortization for the nine months ended September 30, 2002 and 2001 was $0.7 million and $0.8 million, respectively. The decrease was due primarily to the curtailment in the amortization of certain goodwill and intangible assets due to the implementation of SFAS No. 142 beginning January 2002. These factors were offset, in part, by the aforementioned increase in revenues of approximately $4.1 million during the 2002 period, and

(ii)  	a slight improvement in operating results of the Company's
systems business of approximately $0.1 million. Costs of sales for the systems business was $3.4 million during the nine months ended September 30, 2002, of which $0.6 million was a charge for slow moving or obsolete inventory items. During the same nine months of 2001, costs of sales were $1.6 million. Segment expenses, excluding costs of sales, impairment or restructuring expense and depreciation and amortization expenses, decreased from $2.9 million in the 2001 period to approximately $2.5 million in the 2002 period. Decreases in research and development costs related to certain new systems product development and certain personnel reductions in the 2002 period contributed to the decrease in segment expenses. Depreciation and amortization for the nine months ended September 30, 2002 and 2001 remained constant at $0.1 million between periods.


3. Corporate expenses during the nine months ended September 30, 2002 were $9.8 million, a $1.3 million increase, or 15%, from $8.5 million in the 2001 comparable period. This increase occurred principally from an increase in marketing expenses of approximately $0.8 million, as the Company's primary trade show took place in the third quarter of 2002 instead of the fourth quarter when it was held in 2001, and from increased costs in legal and compliance and executive administration departments. An increased number of regulatory submissions for the Company's products and personnel transactions contributed to the increase in the legal, compliance and executive administration areas.

4. Depreciation and amortization during the nine months ended September 30, 2002 was approximately $9.6 million, an increase of $0.5 million, or 6%, from approximately $9.1 million in the 2001 comparable period. This increase was primarily due to the aforementioned increase in depreciation related to leased slot machines and a slight increase in Corporate depreciation, partially offset by the aforementioned decreases in amortization related to both table games and interior signs and electronics.

INTEREST EXPENSE

  Interest expense during the nine months ended September 30, 2002 was $11.8 million, an increase of $4.1 million, or 52%, from $7.7 million in the 2001 comparable period. This increase was due to higher average outstanding borrowings in the 2002 nine-month period and a higher average effective interest rate in 2002 of approximately 14% compared to approximately 10% in 2001. In August 2001, the Company refinanced its debt structure and incurred an additional $18 million of long-term debt at a higher interest rate.

OTHER INCOME AND EXPENSE

  Other income and expense, excluding interest income, for the nine months ended September 30, 2002 was a net expense of $0.3 million compared to a net income the nine months ended September 30, 2001 of $1.4 million. The decrease of approximately $1.7 million was caused principally from the recognition of a previous sale of 50% of the Company's Australian subsidiary of approximately $1.3 million completed by the delivery of a wide area progressive system.

  Interest income for the nine months ended September 30, 2002 was $0.4 million compared to $0.5 million for the nine months ended September 30, 2001. This decrease was due principally to a decrease in average interest rates versus the prior year nine month period and a curtailment in interest income recorded from interest-bearing notes as interest on certain of these notes has been deferred in the 2002 period pending cash receipt, as management determined collectibility of these notes was uncertain. Offsetting these decreases was an increase in cash and cash equivalent balances during the nine-month period ended September 30, 2002 which resulted from the net cash proceeds of the Company's refinancing in August 2001.

INCOME TAX PROVISION

  During the nine months ended September 30, 2002, the Company recorded a tax provision of approximately $1.4 million compared to less than $0.1 million for the nine months ended September 30, 2001. The primary component of the income tax provision was an offset to a tax benefit recorded relative to discontinued operations losses. The tax provision offsets the tax benefit from the discontinued operations losses for both periods. No tax benefit was recorded by the Company related to its loss from continuing operations, as the benefit would have been fully reserved.

LOSS FROM DISCONTINUED OPERATIONS

  During the nine months ended September 30, 2002 and 2001, the Company recorded losses from discontinued operations, net of income tax benefits calculated at 34%, of approximately $1.9 million and less than $0.1 million, respectively. These losses relate to the Company's exterior sign operations, which was sold effective October 31, 2002. The decision to sell this operation occurred in August 2002.

EARNINGS (LOSS) PER SHARE

  Both basic and diluted loss per share for the nine months ended September 30, 2002 were $2.96 on basic and diluted weighted average common shares outstanding of 12,817,000. Dilutive stock options have not been included in the computation of diluted net loss per share as their effect would be antidilutive. Both basic and diluted earnings per share for the nine months ended September 30, 2001 were $0.04 on basic and diluted weighted average common shares outstanding of 11,423,000 and 11,702,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  For the nine-month period ended September 30, 2002, the Company incurred a net loss of $38.0 million. Net cash and cash equivalents at September 30, 2002 were $14.8 million, a decrease of $0.3 million from $15.1 million at December 31, 2001. Working capital decreased to $20.5 million at September 30, 2002 from $38.5 million at December 31, 2001. This working capital decrease was due principally to decreases in accounts receivables of approximately $6.8 and inventory of approximately $5.0 primarily related to write-downs and charges from the restructuring plan and increases in customer deposits and accrued liabilities of approximately $6.4 million, principally from accrued severance costs for separated officers.

  Cash provided by operating activities was $3.1 million for the nine months ended September 30, 2002. The significant items affecting this amount were a net loss of $38.0 million offset by charges of: (i) $17.0 million for asset impairments, loss from discontinued operations and valuation provisions, (ii) $9.6 million for depreciation and amortization and (iii) $1.7 million for amortization of debt discount and issue costs. Significant changes in operating assets and liabilities also affecting cash provided by operating activities were increases in accrued liabilities of $13.7 million, principally from accrued severance costs for separated officers, an accrual for long-term lease commitments and an increase to accrued interest related to long-term debt, and a net decrease in accounts receivable of approximately $5.9 million, partially offset by a net increase in inventories and installment sales of approximately $4.7 million and a decrease in accounts payable of approximately $2.5 million.

  Cash used in investing activities was $1.8 million during the nine months ended September 30, 2002. The items affecting this amount were an increase in intangible assets of approximately $0.7 million and purchases of property and equipment of approximately $1.1 million.

  Cash used in financing activities was $1.7 million during the nine months ended September 30, 2002, principally a result of principal payments on debt, deferred license fees and capital leases of approximately $2.3 million and the purchase of the Company's common stock of $0.2 million offset, in part, by proceeds of approximately $0.7 million from the issuance of common stock or exercise of stock or options.

  The following table summarizes the Company's contractual obligations for long-term debt, capital leases and operating leases for the periods shown:

(Amounts in thousands)              Less than     1-3      4-5     After 5
Contractual Obligations    Total     1 year      years    years     years
                           -----     -----       -----    -----     -----
Long-term debt           $105,427   $   143   $   284   $     -    $105,000
Capital leases              2,863     1,980       878         5           -
Operating leases           30,863     8,872     7,949     4,270       9,772
                          -------    ------    ------    ------     -------
  Total                  $139,153   $10,995   $ 9,111   $ 4,275    $114,772
                         ========   =======   =======   =======    ========

The above table includes accretion of debt discount of $4,941,000.

  On August 22, 2001, the Company completed the private placement of $105.0 million of its 11.875% Senior Secured Notes due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. Interest payments of approximately $6.2 million are due on May 1 and November 1 until 2008. The Senior Secured Notes due 2008 are secured by a security interest in certain of the Company's assets and certain assets of its subsidiaries. On or after August 15, 2005, the Company will have the right to redeem all or some of the notes at a price that will decrease over time from 105.938% of the principal amount in 2005 to 100.0% of the principal amount in 2007, plus accrued and unpaid interest. The Senior Secured Notes due 2008 include a covenant whereby the Company may only purchase additional slot machines if it maintains $5.0 million of available liquidity, as defined. The Company is in compliance with this covenant as of September 30, 2002.

  Following each fiscal year, if the Company has excess cash flow for such fiscal year, the Company will offer to purchase up to an aggregate principal amount of notes equal to 50.0% of such excess cash flow at a price equal to 100.0% of the principal amount plus accrued and unpaid interest.

  In February 2002, the Company completed the acquisition of a $17.5 million working capital revolving line of credit facility (the "Facility") with Foothill Capital Corporation ("Foothill"). Borrowings under the Facility are based on (i) eligible accounts receivable, as defined, up to $7.5 million with interest at LIBOR plus 2.75% or prime plus 0.75% and (ii) Table Game EBITDA, as defined, up to $10.0 million with interest at prime plus a range of 2.0% to 3.5% depending on Debt Coverage Ratios, as defined in the Facility. Any borrowings under the Facility are secured by a first secured interest in substantially all of the Company's assets. The Company pays a 0.5% per annum unused line fee. The Facility has early payoff penalties during the term of the line at 3.0% during the first year, 2.0% during the second year, and 1.0% during the third year. The Facility has an initial term of three years and includes certain restrictive financial covenants, including maintenance of $20.0 million of annual EBITDA, minimum table games revenue of $750 monthly and a table game installed base of not less than 600 games. As of September 30, 2002, the Company had not drawn on this Facility. At June 30, 2002, the Company was not in compliance with its covenant to maintain $20.0 million of annual EBITDA. Foothill subsequently agreed to amend the EBITDA covenant for certain calendar quarters beginning with and subsequent to September 30, 2002 requiring the Company to maintain a trailing twelve months of EBITDA of approximately $15.0 million for the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003. The EBITDA covenant increases to approximately $17.0 million as of June 30, 2003 and increases to the original amount of $20.0 million at September 30, 2003. The capacity of the line of credit will be $12.5 million until the Company has achieved EBITDA of $20.0 million for three consecutive quarters, at which point the capacity of the line of credit will revert to the original $17.5 million. At September 30, 2002, the Company was in violation of its covenant to maintain EBITDA of approximately $15.0 million for the twelve months ended September 30, 2002. The Company is currently negotiating with Foothill to amend the terms of the Facility whereby certain non-cash expenses recorded in the nine months ended September 30, 2002 would be excluded from the calculation of EBITDA such that the Company would no longer be in violation of the EBITDA covenant.

  Based on the amount of cash and cash equivalents held of approximately $14.8 million and cash generated from operations, management believes the Company has sufficient working capital on both a short and long-term basis. In addition, the Company expects to have an additional $12.5 million available under its Facility pending the completion of a proposed amendment.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

  In September 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. The Company is currently evaluating the impact that this statement will have on its consolidated financial statements.

  In April 2002, the FASB issued Statement No. 145, "Rescission of Statement Nos. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections". Among other things, Statement No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. Statement No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management believes the adoption of Statement No. 145, which will be implemented during 2003, will not have a material impact on its consolidated financial statements.

  In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. Statement No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of Statement No. 146 for restructuring activities initiated after December 31, 2002. Statement No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. Statement No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, Statement No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

CAPITAL EXPENDITURES

  During the nine months ended September 30, 2002, the Company spent approximately $1.1 million for purchases of property and equipment. The Company presently plans to spend approximately $1.0 million for property and equipment for the three months ending December 31, 2002. The Company plans to purchase inventory for lease to others only to the extent that specific machines not currently on lease or participation at casinos are used or based on contractual commitments with the supplier of its gaming machines. The Company, in March 2002, entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for introduction of new games. These purchases will total approximately $3.5 million. Presently, the Company owns or leases approximately 700 machines which are not currently in use at casinos. Due to the number of slot machines owned or leased by the Company which are not currently in use at casinos, planned purchases for slot machines (inventory leased to others) for 2002 should be significantly less than in 2001.

  In April 2002, the Company acquired certain rights to develop software from its primary supplier of slot machines in exchange for an advance payment on royalties. The advance royalty payment made by the Company in April 2002 was approximately $1.6 million and at September 30, 2002, the advance royalty payment was approximately $1.2 million.

SHARE REPURCHASE PLAN

  On August 13, 2002 the Company's Board of Directors authorized the purchase of up to $2.0 million of the Company's common stock. The purchases will be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. During the three months ended September 30, 2002, the Company repurchased a total of 96,000 shares at an average price of $2.60. As of September 30, 2002, the Company had approximately 115,000 shares of common stock held in treasury.

                           MIKOHN GAMING CORPORATION


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part I, Item 7A, of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001. There have been no material changes in market risks since the fiscal year end.

Item 4. - CONTROLS AND PROCEDURES

     (a) - Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer, general counsel and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

     (b) - Changes in Internal Controls. Since the Evaluation Date there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                             MIKOHN GAMING CORPORATION
                            PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

A.   Exhibits:

     *10.63      Employment agreement dated August 14, 2002 between the
                   Company and Russel H. McMeekin, Chief Executive Officer.

     *10.64      Employment agreement dated August 19, 2002 between the
                   Company and John M. Garner, Chief Financial Officer.

      99.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.


     *  Management contracts and compensation plans


B.    Reports on Form 8-K:

      A report filed on Form 8-K with the Securities and Exchange Commission on August 21, 2002 to:
	           announce the resignation of David J. Thompson as the chief executive officer of Mikohn Gaming Corporation.
	           announce the appointment of John M. Garner as the chief
                     financial officer of Mikohn Gaming Corporation.
	           disclose the post employment agreement dated August 16, 2002 between the Company and David J. Thompson.
	           disclose the post employment agreement dated August 13, 2002 between the Company and Don Stevens.
	           disclose the Loan and Security Agreement by and among Mikohn
                     Gaming Corporation as borrower and Foothill Capital Corporation as lender dated as of February 14, 2002.
	           disclose Amendment Number 1 to Loan and Security agreement dated August 14, 2002.

      A report filed on Form 8-K with the Securities and Exchange Commission on August 22, 2002 to disclose the Company's common stock repurchase plan.

      A report filed on Form 8-K with the Securities and Exchange Commission on September 19, 2002 to disclose the Company's presentation at Bear Stearns conference.

      A report filed on Form 8-K with the Securities and Exchange Commission on September 30, 2002 to disclose the Company's restructuring of its business operations.

SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



		                           MIKOHN GAMING CORPORATION, Registrant



                                                         /s/  John M. Garner
                                                        ----------------------
                                                        JOHN M. GARNER
                                                        Chief Financial Officer
                                                        November 13, 2002

                   CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
                           SARBANES-OXLEY SECTION 302

I, Russel H. McMeekin, certify that:


1.	I have reviewed this report on Form 10-Q of Mikohn Gaming
Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial information included in this report, and the financial statements on which the financial information is based, fairly present in all material respects the financial condition, results of operations, changes in net assets, and cash flows of the registrant as and for the periods presented in this report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a)	designed such disclosure controls and procedures to
        ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which this report is being prepared;
    (b)	evaluated the effectiveness of the registrant's
        disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
    (c)	presented in this report our conclusions about the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    (a)	all significant deficiencies in the design or operation
        of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    (b)	any fraud, whether or not material, that involves
        management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date: November 13, 2002                          By: /s/ Russel H. McMeekin
                                                    ------------------------
                                                 Russel H. McMeekin
                                                 Chief Executive Officer

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
                          SARBANES-OXLEY SECTION 302

I, John M. Garner, certify that:


1.	I have reviewed this report on Form 10-Q of Mikohn Gaming
Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial information included in this report, and the financial statements on which the financial information is based, fairly present in all material respects the financial condition, results of operations, changes in net assets, and cash flows of the registrant as and for the periods presented in this report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a)	designed such disclosure controls and procedures to
        ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which this report is being prepared;
    (b)	evaluated the effectiveness of the registrant's
        disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
    (c)	presented in this report our conclusions about the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    (a)	all significant deficiencies in the design or operation
        of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    (b)	any fraud, whether or not material, that involves
        management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date: November 13, 2002                          By:  /s/ John M. Garner
                                                    ---------------------
                                                 John M. Garner
                                                 Chief Financial Officer