Form 10-K
period 2002-12-31
MIKOHN GAMING CORP
filed 2003-04-15
CIK 912241

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                      FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File Number:  0-22752

                               MIKOHN GAMING CORPORATION
                  (Exact name of registrant as specified in its charter)

         Nevada					         88-0218876
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

  920 Pilot Road, P. O. Box 98686, Las Vegas, NV                     89119
       (Address of principal executive office)	                   (Zip code)

     Registrant's telephone number, including area code:  (702) 896-3890
                               __________________

      Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act

                     Common Stock, par value $.10 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [ X ]

The market value of the common stock held by nonaffiliates of the Registrant as of June 28, 2002, was approximately $38,150,000. The market value was computed by reference to the closing sales price of common stock on the NASDAQ National Market System. The number of shares of common stock outstanding as of March 31, 2003, was 12,890,385.



                  DOCUMENTS INCORPORATED BY REFERENCE:

Part III hereof incorporates by reference portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 28, 2003 (to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002).

CAUTIONARY NOTICE

This Annual Report of Mikohn Gaming Corporation on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include the words "may," "will," "estimate," "intend," "continue," "expect," or "anticipate," and other similar words. Statements expressing expectations regarding our future (including pending gaming and patent approvals) and projections relating to products, sales, revenues and earnings are typical of such statements.

All forward-looking statements, although reasonable and made in good faith, are subject to the uncertainties inherent in predicting the future including the successful completion of the restructuring transactions and the receipt of all payments required thereunder, overall industry environment, customer acceptance of the Company's new products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of privileged operating licenses by governmental authorities, competitive pressures and general economic conditions as well as the Company's, and debt service obligations.

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

                         MIKOHN GAMING CORPORATION
                    ANNUAL REPORT ON FORM 10-K FOR THE
                       YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

PART I
	Item 1.	 Business	                                         2
	Item 2.	 Properties	                                        15
	Item 3.	 Legal Proceedings	                                16
	Item 4.	 Submission of Matters to a Vote of Security Holders	16

PART II
	Item 5.	 Market for Registrant's Common Stock and Related
                 Security Holder Matters	                        16
	Item 6.	 Selected Financial Data	                        17
	Item 7.	 Management's Discussion and Analysis of Financial
                 Condition and Results of Operations	                18
	Item 7A. Quantitative and Qualitative Disclosures About Market
                 Risk	                                                36
	Item 8.	 Consolidated Financial Statements and Supplementary
                 Data	                                                37
	Item 9.	 Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure	                75

PART III
	Item 10. Directors and Executive Officers of the Registrant	75
	Item 11. Executive Compensation	                                75
	Item 12. Security Ownership of Certain Beneficial
                 Owners and Management	                                75
	Item 13. Certain Relationships and Related Transactions	        75


PART IV
	Item 14. Controls and Procedures	                        75
	Item 15. Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K	                                        76

PART I

Item 1.	Business

Operations

    Our worldwide operations are concentrated in two principal business segments: gaming operations and product sales. Our gaming operations segment includes proprietary branded and non-branded slot machines and table games. Our product sales segment includes interior signage, progressive jackpot systems, and player tracking and accounting systems for slot machines and table games. Set forth below is a description of each of our two principal business segments.

Gaming Operations Segment

    Established in 1993, our gaming operations segment develops, acquires, manufactures and distributes proprietary games. We continue to believe gaming operations provide us with high recurring revenues and increased profit margin potential.

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

    Slot Operations. Our slot operations include such products as our Yahtzee(r), Battleship(r), Ripley's Believe It or Not!(r), Clue(r), Trivial Pursuit(r) and MoneyTime(tm) slot machines.

    Branded Slot Games. Under an exclusive license from Hasbro, Inc., we developed a series of casino slot games based on Yahtzee(r), a well-known dice game. Introduced to Nevada casinos in the late summer of 1999, the first two versions of our Yahtzee(r) slot game were spinning reel slots topped with oversized mechanical dice, to be rolled by a player to provide a bonus opportunity. In December 1999, we introduced our Yahtzee(r) video game, a five-reel, nine-line, 45-coin maximum bet video game. Special features include an interactive, animated second screen and a random scatter-pay bonus, both presenting three-dimensional dice characters.

    In the second quarter of 2001, we released the Yahtzee(r) Mystery Winner(tm) game, another version of video Yahtzee(r), which couples the familiar name of Yahtzee(r) with a mystery theme and three bonus features. Yahtzee(r) Mystery Winner(tm) video slot is a five-reel, nine-line, 90-coin maximum-bet game video.

    In the fourth quarter of 2000, we introduced our Battleship(r) All Aboard(tm) video game. The slot game is interactive containing both strategy and skill elements based on the popular Battleship(r) board game. The game was developed in the five-reel nine-line video slot format with a maximum play of up to 90 coins. In addition to the base game, players have the opportunity to test their skill, as well as win more money, with three special bonus games. One object of the bonus games is to destroy an enemy fleet of four ships of various sizes concealed within an ocean grid in eight shots or less.

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

    In June 2000, we entered into an exclusive, worldwide licensing agreement with Hasbro, Inc. to develop a slot version of Hasbro's Clue(r) board game. The Clue(r) Winning Solution(tm) video slot game, the second game within our Think Big(tm) series, and was released in the second quarter of 2002. The Clue(r) slot game is based on the classic "whodunit" as players compete to find out who contributed to the demise of the unfortunate Mr. Boddy. With six characters, six weapons and nine rooms, there are a potential 324 different combinations. Three main bonus games exist. The primary "Winning Solution" bonus utilizes the home-game theme of identifying Who, What and Where for the untimely demise of Mr. Boddy.

    In September 2000, we entered into a licensing agreement with Hasbro, Inc. to develop a slot version of the best selling trivia game, Trivial Pursuit(r). The Trivial Pursuit(r) Easy as Pie(tm) video slot game was introduced in the fourth quarter of 2002. The Trivial Pursuit(r) slot utilizes a multi-coin, multi-line video platform featuring bonus rounds that features the famous Trivial Pursuit(r) question database. Similar to the home board game version of Trivial Pursuit(r) a player will have the ability to select his or her favorite question category on some bonus rounds.

    We are developing a video game named Wink's Survey of America with television game show host Wink Martindale, as emcee. This game offering will be on a video multi-game, multi-line platform. We intend to introduce this game during the third quarter of 2003.

    In February 2003, we entered into a joint development agreement with Bally Gaming and Systems, a wholly- owned business unit of Alliance Gaming Corp. to develop new wide-area progressive (WAP) games. Under the terms of the agreement, Mikohn will provide branded game content to run on Bally Gaming's S6000 platform. The games will then be incorporated into the Thrillions(r) linked progressive system. The companies will share net profits generated from the WAP. The agreement also allows both companies to receive certain patent benefits. In addition, we will sell signage and electronics to Bally as part of a long-term purchasing agreement.

    Non - Branded Slot Games. To date, our primary non-branded slot game has been MoneyTime(tm). We also have a mechanical coin-push game, Flip It(tm) and large oversized video poker and slot machines, Mini Bertha(tm).

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

    In December 2001, we entered into a license agreement with Acres Gaming, Inc. allowing use of the Acres' patents related to our MoneyTime(tm) game going forward.

    Licensed Slot Games; We also sell or lease our game content to third party providers of slot machines. These games are developed and marketed jointly with the other parties. Game placement under this type of arrangement commenced in the second quarter of 2002. Under this arrangement, we sell or license the game content to a third party, but we do not provide any hardware or ongoing maintenance.

    On December 31, 2002, we had 2,380 third-party branded slot games, 394 non-branded slot games and 332 licensed games on lease to casinos compared to 2,679, 421 and 0, respectively for the year ended December 31, 2001. Total slot lease revenues were approximately $27.3 million for the year 2002 compared to approximately $27.6 million for the year 2001.

    Table Games. Through an acquisition in 1998, we acquired a variety of specialty table games for casinos, including Caribbean Stud(r) poker.

    We place table games directly with casino operators for a monthly fee at a fixed rate per table. Most of the agreements with the casinos are for three-year terms with a 30-day early cancellation clause. As of December 31, 2002, we had 1,067 revenue-producing table games installed compared to approximately 1,134 installed as of December 31, 2001. Total table games lease revenue was $16.5 million for the year 2002 compared to $17.2 million for the year 2001. Set forth below are descriptions of some of our proprietary table games that are placed under lease arrangements.

    Caribbean Stud(r) is the most popular proprietary table game in the world. As of December 31, 2002, approximately 900 of our Caribbean Stud(r) tables were in service worldwide. Caribbean Stud(r) table games have been available in casinos since 1988.

    We also market table games such as Caribbean Draw Poker(tm), Tre' Card Stud(tm), Wild Aruba Stud(tm), Progressive Blackjack(tm), and Progressive Jackpot Pai Gow(tm) Poker.

Product Sales Segment

    We have been marketing gaming products around the world since 1987. Our gaming products are found in almost every major gaming jurisdiction and include:

      *  interior signage and related electronic components;
      *  electronic player tracking and game monitoring systems; and
      *  special order, oversized and other slot machines for sale.

    Interior Signage. We believe we have a reputation throughout the industry as an innovator of high-impact signage particularly designed for the gaming industry. We believe our product design capabilities, manufacturing capacity and worldwide distribution network make us the industry leader in interior casino signage. We design and manufacture interior signage and related electronic components that are marketed and sold either as stand-alone signs or in combination with progressive jackpot systems.

    Interior casino signage differs in many respects from other forms of signage. Casino signage typically features intricately detailed artwork, is constructed in a wide variety of unusual shapes, is finished and detailed with more expensive and delicate materials than other types of signage and often is covered by an artistic finish such as polished aluminum or acrylic laminate. Digital laser printers are used to produce sign faces that are then laminated, mounted on plexiglass and assembled onto the finished sign. The electrical components of the signs may include backlighting and a wide-range of artistic lighting, metering systems, jackpot controllers and jackpot triggering devices.

    Interior signage is used extensively in connection with the "theming" of interiors and the differentiation and identification of facilities. Custom processes enable us to conform signs to a casino's existing theme or to create distinctive themes for particular areas in a casino. Sales and design personnel work closely with the customer in the development of the design plans. Installations by the Company may be seen in mega-casinos throughout the world, as well as in numerous other casinos in both domestic and foreign gaming jurisdictions.

    The average construction period for an interior signage project is approximately three to eight weeks. We typically require a 50% down payment before commencing manufacturing, with an additional 25% due at shipping and the balance due 30 days after delivery/acceptance. While our interior signage is commonly incorporated into large projects, remodeling and small projects continue to stimulate demand.

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

    Controllers. Our proprietary controllers are designed to be compatible with the gaming equipment made by the major slot machine manufacturers, including Aristocrat Leisure Limited, Atronic Casino Technol0gy, Ltd., Alliance Gaming Corporation, Novomatic Industries, Sigma Game, Inc., Universal de Desarrollos Electronicos, S.A. (known as UNIDESA), WMS Industries, Inc. and International Game Technology. Our controllers are licensed in almost every major gaming jurisdiction. We have the largest installed base of controllers in the industry. The sale of our controllers for a progressive jackpot system is frequently accompanied by the sale of our electronic displays promoting the system.

    Electronic Displays. We manufacture displays in a wide variety of sizes and designs to accommodate the technical, aesthetic and price requirements of our casino customers. Our electronic displays are installed with slot machines made by the major slot manufacturers and are found in casinos throughout the world. We produce alphanumeric and graphic electronic displays for use in real-time applications with all major brands and models of slot machines. Our displays primarily use light emitting diodes ("LEDs") which can be turned on and off approximately 100 times per second and can be programmed to display information in a wide variety of formats, including flashing, panning from side-to-side, odometer, pulsating, scrolling up or down, painting (each character is formed from the top down), morphing and dancing colors (each character alternates color). LEDs also can utilize foreground or background color, user-selectable and downloadable font and text justification. Cells of LEDs may be combined to display characters and graphics in a variety of sizes ranging from small to very large. We supply displays to casinos and gaming equipment manufacturers for their wide-area progressive systems.

    Systems   We also sell or lease electronic player tracking and game
monitoring systems to casino operators and governmental agencies.

    Progressive Jackpot Systems. A progressive jackpot system monitors play on one or more slot machines or table games and accumulates, in real-time, a predetermined percentage of each coin bet to create a jackpot. This jackpot increases continuously until won by a player. The system then can be reset automatically to accumulate and present subsequent jackpots. Progressive jackpot systems can serve a single machine or can be electronically linked with a number of slot machines to generate a collective jackpot. Progressive jackpot systems create larger jackpots to contribute added excitement to the game and to provide an incentive for players to play the maximum number of coins. Our table game progressive system is not offered for sale to casinos but is available only under lease or licensing arrangements.

    Software. We design application software for use in connection with our progressive jackpot systems. The software permits the casino operator to set jackpot frequencies and levels in response to competitive factors and variations in customer demand and to set a maximum amount to be displayed as a jackpot, which effectively limits the casino's liability in the event of a programming or technical error. The software is programmable to accommodate a variety of international currencies, and is supplied either on a diskette for installation on the casino's stand-alone personal computer or on a memory card we sell for installation in a palmtop computer.

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

    Bonusing Systems. A bonusing system provides a cash bonus which can be random or preset separate from the normal payout for a winning combination. While bonus amounts are typically lower than the top payout for the game, the frequency is higher, providing a valuable merchandising tool for stimulating, extending and increasing the rate of play.

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

    Keno. Under a licensing agreement with XpertX, Inc., we hold the exclusive worldwide distribution rights (except Nevada) to the XpertX(tm) keno system. Key features of this keno system include: player tracking, including player account information, player trip history, play and win amounts and buy-in limits; reporting, including customized audit/management reports and inter-property progressive capabilities; display functions, including in-room television keno display and advertising options; and built-in diagnostic software and disc mirroring features.

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

    The CasinoLink(r) system is installed throughout the gaming operations of more than 20 casino operators worldwide. CasinoLink(r) is utilized domestically by single-site operators in California and Oregon and a multi-site operator in Nevada. We believe we hold the dominant share of the gaming system market in Canada, with installations in the multi-site, provincial lottery corporations of Alberta, British Columbia, Ontario and Saskatchewan. In the European market we have single-site installations in Finland, Greece and Italy, as well as multi-site installations in the Netherlands, Estonia, Lithuania, Russia, the Slovak Republic, Slovenia and Sweden.

    In September 2002, through an agreement with Rank Group Gaming ("Rank"), we debuted the world's first operational wide area progressive system for table games. Operating on our CasinoLink Progressive Jackpot system, the Caribbean Stud(r) Poker wide area progressive was initially linked in three casinos in the United Kingdom, with a rollout to Rank's remaining 30 casinos during the early part of 2003.

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

    In 1995, we acquired the worldwide rights to develop, manufacture, market and distribute the technology incorporated in our TableLink(r) system, a player tracking and data collection system for table games. This system enables the casino to recognize and reward players, and enhances game security. Our TableLink(r) system employs:

     *  special casino chips that are embedded with computer microchips which
     *  transmit encrypted radio frequency signals;
     *	sensors at each player position at the table;
     *	player identification card readers;
     *	optical readers that read playing cards as they are dealt for card game applications; and
     *	touch-screen computer displays at the gaming table or pit stand.

    Information is compiled by patented instruments and computer and sensor technology, which electronically track all bets in real-time as the chips are placed, producing a record of each game. In addition to providing player tracking, chip tracking and game tracking, the technology can be used to integrate a progressive jackpot system with other table games to stimulate player excitement and improve revenue production. The TableLink(r) system provides casino operators with real-time accounting of the play of each table game player. Improved accuracy and player-initiated ratings not only are very useful to the casino in identifying and directing complimentary benefits to the customer, but also improve customer loyalty. It also redirects supervisor time from administrative to customer-relationship tasks.

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

    In June 1999, we licensed TableLink(r) to the Mandalay Resort Group for use in their MotorCity Casino in Detroit, MI, on all of its tables. TableLink(r)has been in continuous operation since December 1999, where it is used to provide accurate marketing information about table game players. TableLink(r) also serves to differentiate MotorCity from its nearby competitors by allowing customers to initiate their own rating sessions directly at the table by inserting their patron cards into the card readers in the rail.

    Customized Slot Machines. We hold an exclusive license from International Game Technology to manufacture and distribute oversized and giant slot machines known as Mini-Bertha(tm) and Colossus(tm), respectively. These oversized and giant slot machines come in electronic video and slot-reel formats, feature many of International Game Technology's popular games and can be linked within a casino on a progressive network. Because of their size, they provide greater visual appeal and variety. Management also believes that they generate greater win per machine for the casino than conventional slot machines. The machines are available for sale, lease or license.
International Game Technology receives a license fee based upon the income derived from the machines that are placed. Lease income from these machines is reported in our gaming operations segment, while income from sales is reported in our product sales segment. The revenues relating to these machines as reported in our financial statements are net of license fees paid to International Game Technology.

Competition

    The markets for our products are highly competitive. We compete with a number of developers, manufacturers and distributors of products similar to those that we produce and distribute. Some of these competitors are larger and have greater access to capital resources than we do. Our future performance may be affected by numerous factors, including:

     * the continued popularity of our existing products and our ability to develop and introduce new products that gain market acceptance and satisfy consumer preferences;
     *	our ability to maintain existing regulatory approvals and obtain future approvals in order to conduct our business; and
     *	our ability to enforce our existing intellectual property rights and
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

    Our proprietary slot games business segment faces both direct and indirect competition. Manufacturers that sell standard slot machines to casino operators indirectly compete with us for casino floor space and market share. Manufacturers that offer proprietary games to casino operators on a lease or participation basis compete directly with us. Direct competitors typically offer specialty, niche or novelty games.
In some cases they offer casino customers the right to purchase specialty games at premium prices or at a lower price with ongoing license fees. Our major competitors include AC Coin & Slot Company, Alliance Gaming, Aristocrat, Atronic, International Game Technology, Konami Gaming Corporation, Sigma Game, Shuffle Master, Inc. and WMS Industries.

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

Product Sales Competition

    Interior Signage. We believe that we are the leading worldwide manufacturer of interior casino signs and the dominant competitor in this specialized market. We are recognized as the industry leader in technology integration, artistic concepts, library of designs, design staff, distribution network and structural design, all of which are essential to the production of the complex thematic signage found in new mega-casinos. These factors, in the aggregate, create significant obstacles to entry by new competitors. Competitors in the interior sign business include AC Coin & Slot Company, Aristocrat, B&D Signs, DID Signs, Egads and Young Electric Sign Company.

    Systems. In the electronics, bonusing and control systems market, we believe that our components for progressive jackpot systems have the highest market share and name recognition in the industry. The primary competitors for our progressive jackpot system components are Aristocrat, Paltronics and Acres Gaming.

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

    Our CasinoLink(r) system competes against systems from Acres Gaming, Alliance Gaming, Monaco Information Systems Group, Aristocrat, and International Game Technology. This market is highly competitive. Pricing, product features and functions, accuracy and reliability are key factors in determining a provider's success in selling its system. Because of the high initial costs of installing a computerized monitoring system, customers for such systems generally do not change suppliers once they have installed such a system. Mikohn has been successful primarily with customers in foreign jurisdictions that desire to monitor geographically dispersed casinos from a centralized control facility.

    TableLink(r) systems automatically capture and record exact wagering information in real-time. This information includes the exact amount wagered, a critical element that gaming operators traditionally have had great difficulty in ascertaining and confirming. Prior to the introduction of the TableLink(r) technology, casinos could only estimate amounts wagered. We hold worldwide rights to this system. Patents protecting the system and several of its unique features have been issued to us in the United States, as well as in several foreign jurisdictions. We believe that such patents serve as a significant barrier to entry for potential competitors. Our entry level TableLink(r) PT version competes with products marketed by International Game Technology, EndX Limited and Table Trac, Inc.

Manufacturing

    We currently have manufacturing/assembly facilities in Las Vegas, NV, and Hurricane, UT, as well as Utrecht, The Netherlands. Most manufacturing relates to the interior sign business, but we also assemble electronic displays, controllers, table games and proprietary games. We routinely contract with outside vendors for assembly services to keep idle production capacity to a minimum and maintain a constant level of employment.

    Nearly all of the components and raw materials we use in our products are available from many sources. Many suppliers can assemble our progressive jackpot products. Accordingly, we are not dependent in any significant way upon any single supplier or vendor for components, raw materials or assembly. However, we are dependent on Sigma Game for the manufacture of the game platform we use to build our branded slot machines.

    To reduce our dependence from Sigma, in March 2002, we signed an agreement with Sigma Game which will allow the Company to develop games on the Sigma platform. Additionally, in April 2002, we entered into an agreement with Sierra Design Group, which has a license to develop software used in International Game Technology's slot machines, to distribute our game content on its slot machine platform.

    In October 2002, the Company entered into a development and licensing agreement with Aristocrat whereby Aristocrat will be an exclusive supplier of hardware for our branded slot machine products in certain North America jurisdictions. Under the agreement, we will be responsible for game development and theme licensing and Aristocrat will integrate the games onto its latest game platforms. The companies will share responsibility for marketing and servicing the games. In addition, the agreement also grants us the right of first refusal to provide signage, electronics and slot glass for Aristocrat games throughout North America. In January 2003, this agreement was expanded to allow us to outsource our servicing, maintenance and refurbishing needs to Aristocrat, so we may focus our efforts on game development, including game conceptualization, art and software program design. Aristocrat will receive royalties for service and hardware rendered on a per game per day. On a jurisdiction-by-jurisdiction basis, we plan to replace our existing slot machines placed in casinos with Aristocrat versions of these machines.

Marketing and Distribution

    We maintain facilities to sell and service our products to markets throughout the world. In addition to our headquarters and other facilities in Las Vegas, NV, we have regional sales offices in Sparks, NV; Ft. Lauderdale, FL; Egg Harbor, NJ; Golden, CO; Gulfport, MS, Alexandria, Australia, and Utrecht, The Netherlands. Mikohn Latin America S.A. sells and services our products throughout Latin America and the Caribbean and has manufacturing facilities in Lima, Peru. In September 2002, we sold our remaining interest in Mikohn Latin America S.A. and it is now an exclusive distributor of our products.

Research and Development

    During the years ended December 31, 2002, 2001, and 2000, we expended approximately $4.2 million, $4.2 million, and $5.2 million respectively, on research and development activities.

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

Employees

    As of March 14, 2003, we had approximately 425 employees worldwide, of whom approximately 135 were in manufacturing, 50 in sales and distribution, 30 in art/CAD design, 75 in installation and service, 65 in research and development and 70 in administration. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good relations with our employees.

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

    Certain Indian tribes throughout the United States that have compacts with the states in which their tribal dominions are located, operate or propose to operate casinos, and these tribes may require suppliers of gaming and gaming- related equipment to obtain authorizations. We have worked and will continue to work with these tribes to obtain the necessary authorizations.

    At this time the Company is in the process of cooperating with certain state gaming authorities with respect to the required licensing of the Company's Chief Executive Officer, Chief Financial Officer and related financial controls, policies and procedures. The Company expects to conclude this process shortly and believes that the results of the required reviews will not have a material adverse effect on the Company.

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

Regulation and Licensing-Nevada

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

    The laws, regulations and supervisory practices of the Nevada Gaming Authorities are based upon declarations of public policy with the following objectives:

     * preventing any involvement, direct or indirect, of any unsavory or unsuitable persons in gaming or the manufacture or distribution of gaming devices at any time or in any capacity;
     *	strictly regulating all persons, locations, practices and activities related to the operation of licensed gaming establishments and the manufacturing or distribution of gaming devices and equipment;
     *	establishing and maintaining responsible accounting practices and procedures;
     *	maintaining effective controls over the financial practices of licensees (including requirements covering minimum procedures for internal fiscal controls and safeguarding assets and revenues, reliable recordkeeping and periodic reports to be filed with the Nevada Gaming Authorities);
     *	preventing cheating and fraudulent practices; and
     *	providing and monitoring sources of state and local revenue based on
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

    The Company and Mikohn Nevada are required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record owner may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record owner unsuitable.

    We also are required to render maximum assistance in determining the identity of the beneficial owners of our securities. The Nevada Commission has the power to require us to imprint our stock certificates with a legend stating that the securities are subject to the Nevada Act. To date, the Nevada Commission has not imposed such requirement on us.

    We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approved, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merit of the offered securities, and any representation to the contrary is unlawful.

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

    Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with any such persons (collectively, "Licensees") and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of his or her participation outside of Nevada. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees also are subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the non- Nevada gaming operations, fail to conduct the foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the non-Nevada operations who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

Other Jurisdictions

    All other jurisdictions that have legalized gaming require various licenses, registrations, findings of suitability, permits and approvals for manufacturers and distributors of gaming devices and equipment. In general, such requirements involve restrictions similar to those of Nevada.

Federal Regulation

    The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, transport, or receive gaming machines, gaming machine type devices, and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United

States. We have registered and must renew our registration annually. In addition, various recordkeeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

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

Item 2.	Properties

    The table below lists our leased manufacturing, administrative, engineering, sales and service facilities as of December 31, 2002.

                                                                  Area
	Location/Activity	                                (Sq Ft.)
        ----------------------------------------                -------
	Las Vegas, NV - Corporate Administration	        86,515
	Las Vegas, NV - Subleased	                        45,976 *
	Las Vegas, NV - Games and Electronics-Manufacturing	85,638 *
	Las Vegas, NV - Slot Glass	                        17,225
	Sparks, NV - Administration, Service and Sales	         8,587
	Mokena, IL- Service	                                 4,200
	Gulfport, MS - Service and Sales	                28,000 *
	Robinsonville, MS - Service	                         1,800
	Kansas City, MO - Service	                         3,600
	Hurricane, UT - Manufacturing	                        79,230
	Shreveport, LA - Service	                         1,500
	Ft. Lauderdale, FL - Service and Sales	                 2,000
	Golden, CO - Service	                                 1,500
	Egg Harbor, NJ - Service and Sales	                 2,800
	Calgary, Canada - Sales and Service	                 1,800
	Alexandria, Australia - Sales and Service	        25,349
	Utrecht, The Netherlands - Manufacturing,
           Service and Sales	                                21,422
                                                               -------
                                                               417,142
                                                               =======

* As part of the restructuring plan, announced in August 2002, a charge of approximately $3.3 million was taken to record the present value of these three building lease commitments which, in accordance with the actions taken by the Company, will not be utilized as of specified dates as certain business operations have been streamlined, consolidated or divested.

    These locations have remaining terms of occupancy ranging up to fourteen years that expire on various dates through 2017.

    See Note 12 of Notes to Consolidated Financial Statements for information as to the Company's lease commitments with respect to the foregoing rental properties. We believe these facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate.

Item 3.	Legal Proceedings

    We are involved in routine litigation, including bankruptcies of debtors, collection efforts, disputes with former employees and other matters in the ordinary course of our business operations. We know of no matter, pending or threatened that will or might have a material adverse impact on our business or operations.

Item 4.	Submission of Matters to a Vote of Security Holders

    None.


PART II

Item 5.	Market for Registrant's Common Stock and Related Security Holder
Matters

    Our common stock trades on the NASDAQ National Market System under the symbol "MIKN". The following table sets forth the range of high and low sales prices per share by quarter for our common stock.

 	                         High               Low
2002		                ------             -----
	First Quarter 	        $10.06	          $ 5.00
	Second Quarter	          7.20	            4.10
	Third Quarter	          4.75	            1.28
        Fourth Quarter	          3.40	            1.93

2001
	First Quarter	        $ 4.94	          $ 2.75
	Second Quarter	          8.25	            3.50
	Third Quarter	          8.50	            3.15
	Fourth Quarter	          8.85	            3.90

    We believe there were approximately 2,500 beneficial owners of our common stock as of March 31, 2003. The approximate number of beneficial owners as of that date was reached by estimating the number of holders whose stock is held for them in street name by brokerage houses, by trusts and other nominees and by participants in a clearing agency. On March 31, 2003, we had approximately 300 holders of record of our common stock.

    We have never paid dividends nor do we have any plans to pay dividends in the future. At present, we intend to retain all future earnings for use in the development of our business. The indenture governing the Company's $105.0 million of Senior Secured Notes due 2008 expressly prohibits the payment of cash dividends except under specified circumstances. See Note 12 of Notes to Consolidated Financial Statements for information as to the Company's Senior Secured Note commitments.

    The following table summarizes equity securities authorized for issuance as of December 31, 2002.

                                Number of                              Number of securities
                            securities to be                         remaining available for
                               issued upon       Weighted- average    future issuance under
                               exercise of       exercise price of     equity compensation
                               outstanding          outstanding          plans (excluding
                            options, warrants    options, warrants    securities reflected in
                                and rights           and rights            column (a)
                                ----------           ----------            ----------
                                    (a)                (b)                     (c)
Equity compensation plans
  approved by shareholders 	 2,320,203	     $ 4.92	            284,570
Equity compensation plans not
  approved by shareholders 	   955,000 (1)	     $ 6.62	            508,334
                                ----------          -------                --------
Total 		                 3,275,203	     $ 5.42	            792,904
                                ==========          =======                ========

(1) Amount includes: (a) warrants to purchase an aggregate of 420,000 shares of common stock at a price of $7.70 per share related to the Company's private placement of $105.0 million of its 11.875% Senior Secured Notes; and (b) warrants to purchase 535,000 shares of the Company's common stock issued to various licensors which granted the Company rights to intellectual property.


Item 6.	Selected Financial Data

    The table below sets forth a summary of our selected financial data for each of the years ended December 31, (amounts in thousands except per share amounts):

	                                2002	     2001	  2000	       1999         1998
                                       ------       ------       ------       ------       ------
Statement of Operations Data:
Net sales	                     $ 102,588    $  98,161    $  85,404    $  93,835    $  82,545
Cost of sales	                        51,808	     41,353	  41,300       44,874	    47,457
                                       -------      -------      -------      -------      -------
Gross profit		                50,780	     56,808	  44,104       48,961	    35,088
Selling, general and administrative
  expenses	                        53,247	     49,125	  44,108       39,096	    36,664
Restructuring expense	                 5,618	          -	       -	    -	         -
Severance expense	                 4,774	          -	       -	    -	         -
Impairment loss 	                 6,261	      1,656	   9,852	1,352	     4,493
                                       -------      -------      -------      -------      -------
Operating income (loss)	               (19,120)	      6,027	  (9,856)	8,513       (6,069)
Interest expense	               (15,689)	    (11,720)	 (10,498)      (8,839)      (5,115)
Loss on early retirement of debt	     -	     (3,135)	       -	    -       (1,752)
Other income and (expense)	           375	      1,620	     (62)	  651	       152
                                       -------      -------      -------      -------      -------
Income (loss) from continuing
  operations before income taxes       (34,434)	     (7,208)	 (20,416)	  325	   (12,784)
Income tax (provision) benefit	        (1,480)	       (847)        (574)	  432	     3,819
                                       -------      -------      -------      -------      -------
Income (loss) from continuing
  operations	                       (35,914)	     (8,055)	 (20,990)         757	    (8,965)
Income (loss) from discontinued
  operations (net of taxes) 	        (1,989)	     (1,645)	  (1,115)	  175	       939
                                       -------      -------      -------      -------      -------
Net income (loss)	             $ (37,903)   $  (9,700)   $ (22,105)   $     932	 $  (8,026)
                                     =========    =========    =========    =========    =========

Weighted average common shares
  outstanding:
    Basic	                        12,843	    11,750	  10,968       10,720	    10,527
    Diluted	                        12,843	    11,750	  10,968       10,784	    10,527
                                      ========    ========      ========     ========     ========

Basic and diluted income (loss)
  per share:
  Income (loss) from continuing
    operations	                     $  (2.80)	  $  (0.69)    $  (1.92)    $   0.07	 $  (0.85)
  Income (loss) from discontinued
    operations	                        (0.15)	     (0.14)	  (0.10)        0.02	     0.09
                                      -------      -------      -------      -------      -------
  Net income (loss)	             $  (2.95)	  $  (0.83)    $  (2.02)    $   0.09     $  (0.76)
                                     ========     ========     ========     ========     ========

Balance Sheet Data:
Total assets	                    $ 141,993	 $ 175,587    $ 166,746	   $ 178,295	$ 167,841
Total debt / obligations	    $ 123,967	 $ 124,982    $ 113,488	   $ 108,221	$ 101,612
Stockholders' equity (deficit)	    $  (6,912)	 $  28,654    $  29,205	   $  48,116	$  46,727
                                    =========    =========    =========    =========    =========

Item 7.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

GENERAL

    Amounts disclosed in the accompanying tables are shown in thousands while amounts included in text are disclosed in actual amounts.

RESTRUCTURING PLAN - 2002

    During the third quarter of 2002, the Company initiated a restructuring plan for certain of its operations. The restructuring plan was designed to achieve various objectives, principally related to reducing costs, streamlining operations and improving financial performance on an ongoing basis. The Company's Board of Directors approved the plan in August 2002, which was subsequently acted upon by management during the third quarter of 2002. The principal restructuring initiatives included:

     *	Replacing the Chief Executive Officer, Chief Financial Officer and
          certain other executives;
     *	Eliminating approximately 20% of the Company's permanent work force;
     *	Divesting non-core business units and product lines;
     *	Disposing under-utilized assets;
     *	Consolidating interior sign production capacity into one facility;
     *	Streamlining certain of the Company's warehousing and slot route assembly operations; and
     *	Outsourcing and streamlining certain of the Company's international sign operations.

    The actions taken on these initiatives are expected to yield the following results (amounts are approximate):

     *	Annualized cost savings of $7.0 million from reducing the Company's permanent work force head count by approximately 130 employees. The headcount reductions did not effect the Company's Research and Development or Sales departments;
     *	Annualized rental and occupancy expense reductions from the
          consolidating or divesting of assembly facilities of $1.0 million;
     *	Annualized savings of $0.8 million from the divesting of its exterior sign business;
     *	Annualized expense reduction of $1.2 million from the departure of former officers of the Company, which will be offset by the hiring of other key officers and employees.

    As a result of implementing the above initiatives, the Company recorded certain restructuring expenses, severance expenses, a loss from discontinued operations and certain other significant operating costs in the third quarter of 2002. The Company also recorded an impairment loss relating to certain of its indefinite and definite-lived intangible assets, property and equipment and inventories. These impairment charges were recorded based on valuation analyses whereby it was determined that cash flow, earnings and other key operational criteria no longer supported the carrying values of these assets. In addition, the Company recorded a charge to write-down the assets of its exterior sign operations, net of expected proceeds. The charges totaled $27.8 million for the third quarter and $28.0 million for the year ended December 31, 2002, and are described below.

RESTRUCTURING EXPENSE

    Included in the restructuring expense caption of Consolidated Statements of Operations is approximately $0.9 million of principally non-officer employee severance costs for approximately 130 terminated employees related to the restructuring plan. Excluding the Company's research and development and sales personnel, all employee groups within the Company were affected by the terminations. At December 31, 2002, approximately $0.1 million of this restructuring expense remains to be paid.

    Additionally, a restructuring charge of approximately $3.3 million was taken to record the present value of long-term building lease commitments which, in accordance with the actions taken by the Company, will not be utilized as of specified dates as certain business operations have been streamlined, consolidated or divested. The leases are for one building located in Gulfport, Mississippi and for two
buildings located in Las Vegas, Nevada.   The building lease in Mississippi
has a term which expires in approximately 13 years, while the two leases in Nevada have terms expiring in July 2004 and in 2017. On a quarterly basis through July 2004, the Company plans to remit cash of approximately $0.3 million under the lease agreements, net of sublease rental amounts. Subsequent to July 2004, the Company plans to remit cash of approximately $0.1 million quarterly. The Company is currently subleasing one of the Las Vegas buildings and is currently seeking tenants for subleasing the other buildings.

    Also included in restructuring expenses were write-downs of certain property and equipment to their net realizable value in relation to the curtailment of planned business operations with certain assembly facilities and the sale of certain real estate. Specifically, a charge for approximately $1.5 million was recorded for various leasehold improvements, machinery and equipment and real estate. Of the $1.5 million, a building owned by the Company in Las Vegas, Nevada, was sold for approximately $0.5 million less than its book value of $2.2 million. The Company realized net cash proceeds of $1.7 million from this sale in November 2002. The Company is attempting to sell the machinery and equipment no longer used in the ongoing operations of the Company.

    The restructuring expense is not included in the calculation of operating income in the tables shown below.

SEVERANCE EXPENSE

    Included in the severance expense caption in the Company's consolidated statement of operations are charges for the separation and post-employment agreements of the Company's former CEO, CFO and another officer. Including severance and other provisions of the agreements, the total charge was approximately $4.8 million of which $1.8 million in cash payments were made during the year ended December 31, 2002. Approximately $0.6 million of the severance expense was applied by the former CEO and CFO to repay outstanding loans and advances owed to the Company. At December 31, 2002, approximately $2.2 million remained unpaid to these individuals. However, in March 2003, the Company paid its former CEO all remaining amounts owed him under the chief executive officer severance agreement totaling $1.4 million in conjunction with his retirement as chairman of the board of directors. On a quarterly basis through July 2003, the remaining required quarterly payments to the remaining individuals approximate $0.2 million. Subsequent to July 2003 through August 2006, the Company is required to pay approximately $0.2 million annually.

    The severance expense is not included in the calculation of operating income in the tables shown below.

IMPAIRMENT LOSS

    An impairment loss was recorded during the third quarter of 2002 for certain definite-lived intangible assets. Management ascertained that certain of its definite-lived intangible assets no longer generated sufficient actual or anticipated future revenues, earnings or cash flows. Based thereon, the Company recorded approximately $3.9 million in write-downs of these impaired intangible assets. The write-downs consisted primarily of a license agreement related to certain table game hardware of approximately $1.0 million, software costs related to Monopoly(r) table games of approximately $0.6 million, proprietary rights and software development costs related to certain components of our table game tracking system of approximately $1.5 million and capitalized costs associated with patents that are no longer deemed useful of approximately $0.7 million.

    The Company maintains certain indefinite-lived intangible assets as part of its consolidated financial statements, principally in a perpetual license related to its casino table game operations and, to a limited extent, goodwill related to its slot route operations and international operations. An independent valuation test as of January 1, 2002 and September 30, 2002 did not result in any impairment. However, as a result of the Company's divestiture of its Latin American subsidiary, goodwill related to the Latin American subsidiary was deemed to have been impaired during the third quarter of 2002. Therefore, the Company recorded a goodwill impairment loss of approximately $0.4 million.

    In connection with the restructuring initiatives and a third quarter valuation review of its long-lived assets, the Company determined that the assets described below no longer generated sufficient cash flow to support their carrying value. These assets are comprised of approximately 200 reel-spinning slot machines and certain non-branded assets including MoneyTime(tm), a proprietary jackpot system consisting of slot machines, signs, meters and related electronics. The impairment charge recorded in the third quarter of 2002 related to these assets totaled approximately $1.7 million.
Additionally, the Company decided to no longer use certain trade show equipment, after returning from its annual trade show in September 2002, and recorded a charge for approximately $0.2 million in the third quarter of 2002.

    The impairment loss is not included in the calculation of operating income in the tables shown below.

    The company performs an impairment analysis on all of its long-lived and intangible assets on a quarterly basis. For indefinite lived assets, including perpetual licenses and goodwill, an independent valuation is performed at least annually to determine if any impairment has occurred.

OPERATING COSTS AND EXPENSES

    The Company recorded various charges totaling approximately $4.0 million for inventory write-downs and approximately $4.3 million principally for provisions for doubtful receivables during the third quarter of 2002. These charges are included under the caption "Operating Costs" in the consolidated statements of operations.

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

    On September 20, 2002, the Company completed the sale of its 50% interest in its Latin American subsidiary as part of the restructuring initiatives. A charge of approximately $1.8 million was recorded to reflect the difference between the sale price and an intercompany debt from the subsidiary to the Company. The Company recorded provisions for doubtful accounts totaling $2.5 million that includes $1.5 million to reserve a loan made to a company that in turn granted the Company an exclusive license to manufacture and distribute its video poker games. Based on the debtor's financial condition and uncertainties surrounding the Company's future business plan related to the proprietary games, a provision for doubtful accounts was recorded. Various other uncertainties with other debtors caused the Company to record an additional $1.0 million of doubtful account provisions in the third quarter of 2002.

YEAR-END ASSET VALUATION AND CHARGES - 2001

    A review and analysis performed during the fourth quarter of 2001 resulted in the Company taking various charges in its fourth quarter for
(i) impaired assets (principally goodwill and nonoperating fixed assets of approximately $1.7 million included in the "Impairment Loss" caption),
(ii) receivables, including significant amounts owed from debtors who purchased certain patent and internet rights, for which collectibility is now considered doubtful (approximately $2.5 million which is included in the operating income segments below), (iii) inventory reserves, including those related to the energy crisis and the economic decline (approximately $1.4 million included in the operating income segments below), (iv) losses incurred in foreign operations due to the collapse of the Argentina economy and softness in the Australasian market (approximately $0.6 million included in revenues below) and (v) miscellaneous charges related to medical insurance claims and certain international slot leasing revenues of $1.0 million (included in operating income segments below).

    Two of the Company's operating units operated at losses during 2001. Although the Company initially believed future business plans during 2001 did not necessitate impairment losses relating to these operating units, the downturn in the economy in the latter part of 2001 and an assessment of the backlog of these operating units in the fourth quarter of 2001 and the first quarter of 2002 caused the Company to record an impairment loss of approximately $0.5 million, principally for goodwill of two of these operating units. These charges relate to our corporate and product sales operations.

    Additionally, the Company decided in the fourth quarter that it would no longer use certain long-lived operating assets. Since these assets, principally related to trade shows, non-compete agreements and slot route revenue production, were deemed to no longer benefit the Company, the Company recorded write-offs of approximately $1.2 million. These charges relate to our corporate operations and our gaming operations business segment.

    In the latter part of 2001, a debtor of the Company, whose obligation is secured by certain Internet and patent rights, defaulted. The Company amended the debtor's payment terms but concluded after assessing the economic environment in late 2001 that it would be prudent to reserve the net receivable of $1.5 million. These charges relate to our gaming operations business segment.

    Additional events in late 2001, including certain bankruptcy filings, customer disputes and slower paying debtors caused the Company to record an additional $1.3 million reserve in the fourth quarter. These charges relate to our gaming operations and product sales business segments.

    Additionally, reductions in the Company's backlog for certain interior sign and systems products in the fourth quarter, both domestically and internationally, indicated substantially slower inventory turnover and caused the Company to record additional inventory reserves of approximately $1.4 million. These charges relate to our product sales business segment.

    During the fourth quarter of 2001 and into the first quarter of 2002, the Company determined that the effect from the collapse of the Argentine economy was likely to have a material impact on the future operations of Mikohn Latin America. Specifically, certain assets were deemed to be uncollectible or significantly impaired. As a result, the Company recorded a charge of approximately $0.3 million for impairment of the Argentine assets in the fourth quarter of 2001. Additionally, the Company deemed certain assets from its Australian subsidiary to be impaired based on the business unit's inability to generate expected positive cash flow in 2001 and for the foreseeable future. An additional $0.3 million charge was recorded for those assets in the fourth quarter of 2001. These charges, totaling approximately $0.6 million, relate to our product sales business segment.

    During the latter part of 2001, the Company incurred significant medical claims and related costs under its employee medical benefits plan. These costs were approximately $0.3 million higher than in previous quarters and were caused principally by a few abnormally large claims. In addition, charges of approximately $0.3 million and less than $0.1 million were recorded in the fourth quarter of 2001 due to a dispute with a previous medical claims administrator now in litigation and for other miscellaneous charges, respectively. These charges, totaling approximately $0.6 million, relate to our corporate operations.

    The Company incurred approximately $0.3 million in costs to convert a number of slot machines to comply with Canadian technical requirements in the latter part of 2001. Based on a determination that these expenditures did not increase the value of the machines, the Company recorded a charge for these expenses. These charges relate to our gaming operations business segment.

ACQUISITION / DIVESTITURE OF SUBSIDIARIES

    On May 14, 2002, the Company acquired 1,744,403 shares of MGA from TAB Limited ("TAB"). These shares represented 8% of the issued and outstanding shares of MGA, increasing the Company's ownership in this subsidiary from 92% to 100%. The purchase price for the shares was approximately $1.1 million, payable $0.8 million on closing and a promissory note for approximately $0.3 million. The promissory note is due June 30, 2005 and bears interest at 5% per annum with principal and interest due at maturity. Simultaneously with the purchase of these shares, the Company and TAB amended their existing licensing agreement granting TAB additional rights to operate a Mystery(r) Linked Jackpot system in New South Wales. In consideration for these additional rights, TAB agreed to pay a fee of approximately $0.8 million within seven days after execution of the agreement and to pay an additional fee, aggregating a minimum of approximately $0.6 million over three years, in the amount of $8 per month per game connected to the system. The Company and TAB agreed that monies owed by the Company to TAB for the purchase of the shares in MGA could be offset by the monies owed by TAB to the Company under the terms of the amended license agreement.

    On September 20, 2002 the Company completed the sale of our remaining 50% interest in our Latin American subsidiary as part of the restructuring initiatives. The interest was sold for approximately $0.4 million consisting of a cash payment of $0.1 million and a note for approximately $0.3 million which was paid in full on November 15,

2002, in accordance with the terms of the agreement. A charge of approximately $1.8 million was recorded to reflect the forgiveness of an intercompany debt from the subsidiary to the Company. As a result of the Company's divestiture of its Latin American Subsidiary, goodwill related to the Latin American subsidiary was deemed to have been impaired during the quarter ended September 30, 2002. Therefore, the Company recorded a goodwill impairment loss of approximately $0.4 million.

    During the third quarter of 2002, in connection with its restructuring plan, the Company decided to divest its exterior sign operations in the Product Sales segment. On October 1, 2002 the Company reached a definitive agreement to sell the exterior sign operations. The transaction closed on October 31, 2002 for $1.7 million, consisting of cash payments totaling $1.2 million and a note for $0.5 million paid on December 31, 2002 in accordance with the terms of the agreement. As a result of the sale, a charge of approximately $1.1 million related to the impairment of the exterior sign operations assets, net of the expected proceeds, was recorded. In addition, a charge of approximately $1.0 million for a long-term advertising lease deemed no longer useful to the entity was included in the loss from normal operations. The loss from discontinued operations is shown net of an income tax benefit of 34% applied to the pretax loss. The operating results of this business were previously included in the "Product Sales" segment and are presently reflected as "Discontinued Operations" in the accompanying consolidated statements of operations.

RELATED PARTY TRANSACTIONS

    During the year ended December 31, 2002, the Company entered into various material transactions with related parties. Specifically, the Company charged interest and other expense of approximately $0.2 million and sold approximately $0.2 million of products to its 50% owned, unconsolidated subsidiary in Latin America. During the third quarter of 2002, the Company sold its remaining 50% interest in its Latin American subsidiary as part of the restructuring initiatives. All sales and expense charges to or from affiliates were deemed to be arms-length transactions.

    Included in "Notes receivable-related parties" at December 31, 2002 are amounts owed from a former officer and a former director of the Company that were due and payable October 30, 2002. The loans arose out of a stock purchase plan approved by the Board of Directors in October 1997. Under the plan, each person who elected to participate purchased shares of the Company's restricted common stock at the closing price on October 30, 1997. Each participant borrowed from the Company the entire purchase price for the shares of common stock he elected to buy. The loans are evidenced by promissory notes and are secured by a pledge of the purchased shares. The Company has given notice that the loans are in default, has demanded payment and, on December 31, 2002, the Company foreclosed on the stock securing the promissory notes. The two defaulted loans, including interest, total approximately $0.3 million at December 31, 2002. In March 2003, the Company filed a claim against the former officer and agreed to payment terms with the former director in accordance with a promissory note.

    David J. Thompson announced his resignation as chief executive officer effective August 16, 2002 and, on March 21, 2002, Mr. Thompson announced his retirement as chairman of the board of directors. According to the provisions of Mr. Thompson's chief executive officer severance agreement, the Company recorded a charge of approximately $3.3 million of which $1.5 million in cash payments were made during the year ended December 31, 2002. Approximately $0.3 million of the chief executive officer severance agreement was applied by Mr. Thompson to repay outstanding loans and advances owed to the Company. At December 31, 2002, approximately $1.5 million remained unpaid of the chief executive officer severance agreement. As part of his retirement package, the Company paid the remaining amounts owed Mr. Thompson under the chief executive officer severance agreement totaling $1.4 million on March 20, 2003. There are no future payments due Mr. Thompson.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

                                                                Change
                                    2002	2001	   Amount       %        Comment
                                   ------      ------      ------     ------     ------
Business segment:
	Gaming operations	 $ 43,859    $ 44,805     $  (946)     (2.1)%      1
	Product sales	           58,729      53,356	    5,373      10.1 %      2
                                  -------     -------     -------
	Total revenues	         $102,588    $ 98,161	  $ 4,427	4.5 %
                                 ========    ========     =======

Percentage of total revenues:
	Gaming operations	    42.8%	45.6%
	Product sales	            57.2%	54.4%
                                   -----       -----
	Total	                   100.0%      100.0%
                                   =====       =====

1.	Gaming operations' revenues during the year ended December 31, 2002 were $43.9 million, a decrease of approximately $0.9 million, or 2%, from revenues of $44.8 million in the 2001 comparable period. This net decrease resulted from:

(i)	a decrease in recurring revenues from leased slot machines
	of approximately $0.3 million in 2002, from approximately $27.6 million in the prior year, to approximately $27.3 million in the current year as increases in revenues from branded slot machines and licensed games were offset by a decrease in revenues from non-branded games. The improvement in branded slot machine revenue was attributable to an 8% increase in the average number of branded slot machines leased to customers to approximately 2,530 for the year ended December 31, 2002 from approximately 2,340 in the prior year, partially offset by an approximate 6% reduction in the average net win per day per branded slot machine, from approximately $28 during 2001 to approximately $26 during 2002. Management believes that a slight change in the demographics of slot machine placements, whereby more slot machines were located in jurisdictions with historically lower win per day amounts, contributed to the decline in the average win per day. Non-branded slot machines accounted for $2.7 million of revenues in 2002 as compared to approximately $3.8 million in 2001. Average non-branded machines outstanding during the year were approximately 410 and 450 for 2002 and 2001, respectively. Additionally, the Company received approximately $0.3 million in 2002 from the participation in an average of 200 licensed games for which the Company does not provide hardware for the games. The Company intends to continue the acquisition of leasing arrangements whereby the Company would supply the software component to a third party which would use hardware not otherwise owned or leased by the Company. These games earned the Company approximately $8 per day and did not exist in the prior year. At December 31, 2002, the Company maintained 2,380, 394 and 332 branded, non-branded and licensed games without hardware, respectively. At December 31, 2001, the Company maintained 2,679, 415 and 0 branded, non-branded and licensed games without hardware, respectively, and

(ii)	a decrease of approximately $0.7 million in table games
	revenues. This decrease was caused primarily by a decline in the number of outstanding tables and in the average monthly lease revenue in domestic markets offset, in part, by the exclusion for approximately ten months of table game revenues from the Company's Australian subsidiary which, until November 2001, was a 50% owned subsidiary whose table games revenues were excluded from the consolidated results. For the year ended December 31, 2002, revenues from European and domestically leased casino table games were approximately $15.3 million compared with approximately $17.1 million in 2001. Management believes that the industry trend to reduce the number of table games in casinos in the last several years in favor of slot machines, as well as increased competition from competitors selling "felt" only table games, have contributed to this decline in table game placements and revenues. During the years ended December 31, 2002 and 2001, the Company averaged approximately 1,090, which includes the table games in Australia, and 1,040 leased casino table games, respectively. The average monthly lease revenue was approximately $1,200 during 2002 compared to approximately $1,280 during 2001. The monthly lease revenue includes royalties and commencement fees paid during the respective years. Management believes that the decline in the average monthly lease charge in 2002 was attributable to the absence of table commencement fee revenues in 2002, lower royalty payments received, and a lower percentage of the higher revenue generating progressive table games in 2002. The decrease in revenues was partially offset by gross revenues from table games operations in Australia in 2002 that were not consolidated in the Company's 2001 financial statements as the Australian subsidiary was a 50% owned, unconsolidated subsidiary until November 15, 2001. During the year ended December 31, 2002, the Australian subsidiary was a wholly-owned subsidiary, and it generated table game revenues of approximately $1.2 million compared to revenues of $0.1 million from November 15 to December 31, 2001. The Company maintained 1,067 and 1,134 table games at December 31, 2002 and 2001, respectively.

2.	Product sales' revenues during the year ended December 31, 2002 were
$58.7 million, an increase of approximately $5.4 million, or 10%, from revenues of $53.3 million in the 2001 comparable period. This increase during 2002 was due principally to:

(i)	the inclusion of revenues from the Company's Australian
	subsidiary in 2002 that were not included with the Company's 2001 consolidated financial results of approximately $7.5 million.
	The majority of this subsidiary's revenues were excluded from the 2001 consolidated revenues, as the subsidiary was a 50% owned non-consolidated subsidiary until November 15, 2001. During the year ended December 31, 2002, the Australian subsidiary was a wholly-owned subsidiary. Offsetting this increase in the current year was a decline in interior signage and visual display products of approximately $1.8 million from the exclusion of the Company's Latin American subsidiary revenues in 2002 due to this subsidiary becoming a non-consolidated reporting business beginning October 1, 2001. Additionally, the Company experienced a decline in European and domestic sales of its interior sign products and visual display products of approximately $2.9 increase in service and installation revenues of approximately $1.0 million, and

(ii)	an increase of approximately $2.4 million in revenues from
	the Company's systems business operations. Increased sales to certain Canadian customers which expanded casino slot operations during the year, as well as new customer installations in Europe related to the growth and expansion of casinos, were the primary contributor to this increase.

Operating Income

                                                                Change
                                    2002	2001	   Amount       %        Comment
                                   ------      ------      ------     ------     ------
Business segment:
	Gaming operations	 $  7,894    $ 15,661	  $ (7,767)    (49.6)%	   1
	Product sales	            2,553	4,882	    (2,329)    (47.7)%	   2
                                  -------     -------      -------
	Total segment operating
          income	           10,447      20,543	   (10,096)    (49.1)%
	Corporate	          (12,914)    (12,860)	       (54)	(0.4)%	   3
                                  -------     -------      -------
	Total operating income
          (loss)	         $ (2,467)   $  7,683	  $(10,150)   (132.1)%
                                 ========    ========     ========

Depreciation and amortization:
	Gaming operations	 $  8,188    $  7,743	  $    445	 5.7 %
	Product sales	              993	1,100	      (107)	(9.7)%
	Corporate	            3,320	3,257	        63	 1.9 %
                                  -------     -------      -------
	Total depreciation and
          amortization	         $ 12,501    $ 12,100	  $    401       3.3 %	   4
                                 ========    ========     ========

1.	Gaming operations' operating income during the year ended December
31, 2002 was $7.9 million compared to operating income of $15.7 million in 2001. This net decrease of approximately $7.8 million was primarily due to:

(i)	the previously discussed decrease in recurring revenues
	from leased slot machines of approximately $0.3 million and an increase in the costs to service, refurbish and maintain the slot machine route. The cost to service, refurbish and maintain the slot route increased to approximately $8.8 million in the current year as compared to approximately $5.7 million in the prior year. Factors which caused this increase included significant refurbishment costs to a non-branded product involving signs, electronics and slot machine tracking, refurbishment costs to existing slot machines for a new product theme involving customized features, conversion costs in changing out previously themed games to new game themes, and the normal costs associated with maintaining older slot machines which are no longer under a warranty period and typically require increased repair and maintenance. Slot rental expense increased to $5.5 million in 2002 as compared to $4.1 million in 2001. Depreciation and amortization for the years ended December 31, 2002 and 2001 was $6.8 million and $5.1 million, respectively. The increase was due primarily to the increase in total slot route equipment during 2002 combined with an acceleration of depreciation in respect to certain signage and slot machines in 2002. The Company also incurred segment expenses, excluding slot rent expense and depreciation and amortization expense, of approximately $7.8 million in 2002 compared to approximately $5.1 million in 2001. This $2.7 million increase was caused by a charge for bad debts of $1.5 million. The remaining $1.2 million increase was caused principally by increased sales and engineering expenses related to the development and introduction of new game themes and certain charges for stock options issued to consultants, and

(ii)	an improvement in operating income of approximately $1.3
	million from leased casino table games due primarily to a decline in segment expenses and a decrease in depreciation and amortization, partially offset by the previously discussed decrease in recurring revenues of $0.7 million and an increase in costs of revenues. Costs of revenues as a percentage of revenues increased to 21% in 2002 from 13% in 2001. This occurred as the Company refurbished many of its older table games during 2002, incurring both increased repair costs and personnel expenses to complete the refurbishments. Total costs of revenues, exclusive of segment expenses, for the year ended December 31, 2002 totaled approximately $3.4 million compared to approximately $2.2 million in 2001. Depreciation and amortization for the years ended December 31, 2002 and 2001 was $1.4 million and $2.6 million, respectively. The decrease was due primarily to the curtailment in the amortization of certain goodwill and intangible assets due to the implementation of SFAS No. 142 beginning in January 2002. Segment expenses, excluding depreciation and amortization, were approximately $2.0 million in 2002 as compared with $4.0 million in 2001. The decrease was due primarily to a decrease in the provision for bad debts of $1.5 million as well as decreases in personnel and related expenses and in sales and engineering costs.

2.	Product sales' operating income during the year ended December 31,
2002 was $2.6 million, compared to operating income of $4.9 million in 2001. This decline of approximately $2.3 million in operating income resulted principally from:

(i)	lower gross profit margins from the Company's interior
	signs, electronics and other product sales of approximately 36% in 2001 to 30% in 2002. This decline was caused principally by an increased provision for obsolete inventories in the year ended December 31, 2002 to approximately $3.7 million as compared to provisions for obsolescence in 2001 of approximately $1.1 million and lower gross profit margins on certain installation contracts, certain of which were outsourced and generated negative gross profit in 2002. Additionally, segment expenses, before depreciation and impairment or restructuring charges, increased approximately $1.9 million primarily due to an increase in the provision for bad debts of approximately $1.9 million in 2002 relating principally to a receivable from the Company's former
	50% owned subsidiary in Latin America.   Depreciation and
	amortization for the years ended December 31, 2002 and 2001 was $0.9 million and $1.0 million, respectively. This slight decrease was due primarily to the curtailment in the amortization of certain goodwill and intangible assets due to the implementation of SFAS No. 142 beginning January 2002. These factors were offset, in part, by the aforementioned increase in revenues during 2002, and

 (ii) an improvement in operating results of the Company's systems business of approximately $1.5 million, due primarily to the aforementioned increase in revenues of $2.4 million. Gross profit margins for the years ended December 31, 2002 and 2001 remained relatively constant at 51% for both periods. Segment expenses, excluding costs of sales, impairment or restructuring expense and depreciation and amortization expenses, decreased from $4.0 million in 2001 to approximately $3.8 million in 2002. Decreases in research and development costs related to certain new systems product development in 2002 contributed to the decrease in segment expenses. Depreciation and amortization for the years ended December 31, 2002 and 2001 was $0.1 million for both periods.

3.	Corporate expenses during the year ended December 31, 2002 were
$12.9 million, a slight increase compared to $12.8 million in 2001. This increase occurred principally from increases in marketing expenses and legal and compliance expenses, partially offset by the reduction in the Company's permanent work force as part of the restructuring plan in August 2002.

4.	Depreciation and amortization during the year ended December 31,
2002 was approximately $12.5 million, an increase of $0.4 million, or 3%, from approximately $12.1 million in 2001. This increase was primarily due to the aforementioned increase in depreciation related to slot machines, partially offset by the aforementioned decreases in amortization related to both table games and interior signs and electronics.

Interest Expense

    Interest expense during the year ended December 31, 2002 was $15.7 million, an increase of $4.0 million, or 34%, from $11.7 million in 2001. This increase was due to higher average outstanding borrowings during 2002 and a higher average effective interest rate during 2002 of approximately 14% compared to approximately 10% in 2001. In August 2001, the Company refinanced its debt structure and incurred an additional $18 million of long-term debt at a higher interest rate.

Loss from Discontinued Operations

    During the year ended December 31, 2002, the Company recorded losses from discontinued operations, net of income tax benefits calculated at a 34% tax rate, of approximately $2.0 million compared to a loss of $1.6 million during the year ended December 31, 2001. The losses relate to the Company's exterior sign operation, which was sold effective October 31, 2002. The decision to sell this operation was made in August 2002.

Other Income and Expense

    Other income and expense, excluding interest income, for the year ended December 31, 2002 was a net expense of $0.3 million compared to net income the year ended December 31, 2001 of $1.0 million. The decrease from the prior year's income to the current year's net expense was caused principally from the recognition of a net gain from the sale of 50% of the Company's Australian subsidiary of approximately $1.3 million which was completed by the delivery of a wide area progressive system during the third quarter of 2001.

    Interest income for the year ended December 31, 2002 was $0.7 million compared to $0.6 million for the year ended December 31, 2001.

Income Tax Provision

    During the year ended December 31, 2002, the Company recorded a tax provision of $1.5 million compared to a provision of $0.8 million for the year ended December 31, 2001. The primary component of the income tax provisions was an offset to a tax benefit recorded relative to discontinued operations losses. The tax provision offsets the tax benefit of the losses from discontinued operations for both periods. No tax benefit was recorded by the Company related to its loss from continuing operations, as the benefit would have been fully reserved.

Loss Per Share

    Both basic and diluted loss per share for the year ended December 31, 2002 were $2.95 on basic and diluted weighted average common shares outstanding of approximately 12,843,000. Both basic and diluted loss per share for the year ended December 31, 2001 were $0.83 on basic and diluted weighted average common shares outstanding of approximately 11,750,000. Stock options have not been included in the computations of diluted net loss per share as their effect would be antidilutive.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

                                                                Change
                                    2002	2001	   Amount       %        Comment
                                   ------      ------      ------     ------     ------
Business segment:
	Gaming operations	 $ 44,805    $ 35,176	  $  9,629     27.4%       1
	Product sales	           53,356      50,228	     3,128	6.2%       2
                                  -------     -------      -------
	Total revenues	         $ 98,161    $ 85,404	  $ 12,757     14.9%
                                 ========    ========     ========

Percentage of total revenues:
	Gaming operations	    45.6%	41.2%
	Product sales	            54.4%	58.8%
                                   -----       -----
           	Total	           100.0%      100.0%
                                   =====       =====

1.	Gaming operations' revenues in 2001 were $44.8 million, a $9.6 million increase from revenues of $35.2 million in 2000. This 27.4% increase resulted from:

(i)	an increase in recurring revenues from leased slot machines of
	approximately $12.8 million in the 2001 period attributable to the addition of approximately 1,200 average branded units in operation and an increase in the average win per day per branded slot machine from approximately $25 during the prior year to approximately $28 during the current year. This increase was partially offset by a decrease in revenue from non-branded slot machines to $3.8 million during 2001 from $4.8 million during 2000. At December 31, 2001, the Company had 2,679 branded slot machines and 421 non-branded slot machines on lease as compared to 2,009 and 477 at December 31, 2000, and

(ii)	a decrease of approximately $3.1 million in table games revenues
	reflecting the absence of a nonrecurring sale of certain video and internet license rights of $2.6 million which occurred in 2000 and a slight decrease in the average monthly lease payment on leased table games during 2001. At December 31, 2001, the Company maintained 1,134 table games compared to 1,025 at December 31, 2000.

2.	Product sales' revenues in 2001 were $53.3 million as compared to revenues of $50.2 million in 2000, an increase of approximately $3.1 million, or 6.2%. This increase during 2001 was due principally to:

(i)	an increase in product revenues of $1.8 million due primarily to
	an increase of $5.0 million in electronic display products, partially offset by a decline in interior visual display products of approximately $3.4 million, and

(ii)	an increase in systems revenues of approximately $1.3 million due
	primarily to an increase in international revenues.

Operating Income

                                                               Change
                                  2002	      2001	 Amount       %        Comment
                                 ------      ------      ------     ------     ------
Business segment:
	Gaming operations	 $ 15,661    $ 14,543	 $  1,118      7.7 %	 1
        Product sales               4,882        (621)      5,503    886.2 %     2
                                  -------     -------     -------
	Total segment operating
         income	                   20,543      13,922	    6,621    47.6 %
	Corporate	          (12,860)    (13,926)	    1,066     7.6 %	 3
                                  -------     -------     -------
	Total operating income
          (loss)	         $  7,683    $     (4)	 $  7,687     ---
		                 ========    ========    ========

Depreciation and amortization:
	Gaming operations	 $  7,743    $  6,356	  $ 1,387     21.8 %
	Product sales	            1,100	1,295	     (195)   (15.1)%
	Corporate	            3,257	3,179	       78      2.5 %
                                  -------     -------     -------
	Total depreciation and
          amortization	         $ 12,100    $ 10,830	  $ 1,270     11.7 %	 4
                                 ========    ========    ========

1.	Gaming operations' operating income in 2001 increased to $15.7 million from $14.6 million in 2000. This increase of approximately $1.1 million, or 7.7%, was primarily due to:

(i)	the aforementioned increase in revenues of leased slot machines
	of $12.8 million offset, in part, by an increase in depreciation and rent expense of approximately $4.8 million in 2001. These increases during the 2001 period were the result of the significant growth in placements of branded slot machines in the Company's route operation, from an average of approximately 1,100 machines in 2000 to approximately 2,300 in 2001 and, beginning in the latter part of 2000, the use of operating leases to finance the purchase and placement of the machines. Segment expenses, excluding slot rent expense and depreciation expense, increased from $3.4 million in 2000 to $5.1 million in 2001. The increase was due primarily to an increase in the cost to service the route due to the aforementioned increase in placements of branded slot machines, and,

(ii)	the aforementioned decrease in revenues from leased table games
	of $3.1 million and an increase in the costs of revenues offset, in part, by a decline in segment expenses, exclusive of depreciation and amortization. Costs of revenues as a percentage of revenues increased to 13% in the current period from 9% in the prior period. Total costs of revenues, exclusive of segment expenses, for the year ended December 31, 2001 totaled approximately $2.2 million compared to approximately $1.7 million in 2000. Depreciation and amortization for the years ended December 30, 2001 and 2000 was $2.6 million and $2.5 million, respectively. Segment expenses, excluding depreciation and amortization, were approximately $4.0 million in 2001 period as compared with $3.4 million in 2000. The increase was primarily due to an increase in the bad debt provision, partially offset by a decrease in personnel and related costs.

2.	Product sales' operating income for 2001 was $4.9 million compared to an operating loss of $0.6 in 2000. This improvement in operating income of approximately $5.5 million resulted from:

(i)	the aforementioned increase in interior signage and visual
	display products revenues of $1.3 million and an improvement in the gross profit percentage from 30% in 2000 to 36% in 2001. This gross margin improvement was primarily the result of (a) an approximate $1.2 million margin reduction in 2000 caused by start up costs related to a new LED product, (b) reduced provisions for inventory obsolescence of approximately $2.1 million in 2001 and (c) a shift in the product sales mix. In 2001, the Company had a greater percentage of higher margin electronic displays sold versus 2000 and a lower percentage of lower margin interior sign displays sold. Additionally, segment expenses, before depreciation and amortization, decreased approximately $1.6 million to $10.2 million in the current period from $11.8 in the prior period. The decrease was due primarily to the decrease in the provision for bad debts in 2001 from 2000. Depreciation and amortization for the years ended December 31, 2001 and 2000 was approximately $1.0 million and $1.2 million, respectively, and

(ii)	the aforementioned increase in systems sales revenues of $1.3
	million. Gross profit margins increased to 51% for the year ended December 31, 2002 from 42% for the year ended December 31, 2001. The gross profit margin improvement was due primarily to an increase in sales of higher margin system components. Segment expenses, excluding depreciation and amortization expenses, increased from approximately $3.4 million in 2000 to approximately $4.0 million in 2001. Increases in development costs related to certain new systems product development and international costs during 2001 contributed to the increase in segment expenses. Depreciation and amortization for the years ended December 31, 2001 and 2000 remained constant at approximately $0.1 million.

3.	Corporate expenses in 2001 decreased by approximately $1.1 million from
$13.9 million in 2000 to $12.8 million in 2001. This decrease was due to a decline in marketing expenses due to reduced trade show expenses and promotional costs as well as a decline in administrative incentive compensation.

4.	Depreciation and amortization in 2001 increased by $1.3 million, or 12%, from $10.8 million in 2000 to $12.1 million in 2001. This increase was primarily due to a significant increase in the average number of leased slot machines in service from 2000 to 2001 of approximately 1,200 machines.

Interest Expense

    Interest expense in 2001 was $11.7 million compared to $10.5 million in 2000. This increase of approximately $1.2 million, or 10%, was due to higher average outstanding borrowings in 2001 of approximately $7.0 million, due principally to the Company's refinancing in August 2001, as well as a slightly higher average effective interest rate in 2001.

Loss On Early Retirement of Debt

    In connection with the Company's August 2001 refinancing and early retirement of certain of its outstanding debt obligations (see Liquidity and Capital Resources, below), the Company incurred a loss for the early retirement of debt, totaling approximately $3.1 million, during the year ended December 31, 2001.

Other Income and Expense

    Other income and expense, excluding interest income, in 2001 was net income of $1.0 million compared to a net expense in 2000 of $0.6 million, an increase of approximately $1.6 million. This increase was principally due to the recognition of a net gain of $1.3 million on the sale of a 50% interest in the Company's Australian subsidiary and systems sale.

    Interest income remained constant at approximately $0.6 million for the years ended December 31, 2001 and 2000 as an increase in average cash and cash equivalent balances during the latter part of 2001 resulting from the net cash proceeds of the Company's refinancing in August 2001 was offset by lower interest rates earned on cash deposits in 2001 and a decrease in interest income recorded from interest-bearing notes as certain charges have been deferred in 2001 pending cash receipt.

Income Tax Provision

    During the year ended December 31, 2001, the Company recorded a tax provision of approximately $0.8 million compared to a provision of $0.6 million for the year ended December 31, 2000. The primary component of the income tax provisions was an offset to a tax benefit recorded relative to discontinued operations losses. The tax provision offsets the tax benefit of losses from the discontinued operations for both periods. No tax benefit was recorded by the Company related to its loss from continuing operations, as the benefit would have been fully reserved.

Loss from Discontinued Operations

During the year ended December 31, 2001, the Company recorded losses from discontinued operations, net of income tax benefits calculated at a 34% tax rate, of approximately $1.6 million, compared to a loss of approximately $1.1 million during the year ended December 31, 2000. The losses relate to the Company's exterior sign operations, which was sold effective October 31, 2002. The decision to sell this operation was made in August 2002.

Loss Per Share

    Both basic and diluted loss per share for 2001 were $0.83 on basic and diluted weighted average common shares outstanding of 11,750,000. Both basic and diluted loss per share for 2000 were $2.02 on basic and diluted weighted average common shares outstanding of 10,968,000. Stock options have not been included in the computations of diluted net loss per share as their effect would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 30, 2002, the Company incurred a net loss of $37.9 million. Net cash and cash equivalents at December 31, 2002 were $16.3 million, an increase of approximately $1.1 million from $15.2 million at December 31, 2001. Working capital decreased to $22.0 million at December 31, 2002 from $39.2 million at December 31, 2001. This working capital decrease was due primarily to decreases in accounts receivable and installment sales receivable of approximately $4.5 million and inventory of approximately $5.4 million, principally related to write-downs and charges from the restructuring plan, an increase in accrued liabilities of approximately $1.9 million, principally from accrued severance costs for separated officers, a decrease in deferred tax assets of $1.9 million that were reclassified to non-current deferred tax liabilities and a net decrease in assets and liabilities under disposal group of $3.6 million as a result of the Company's sale of its exterior sign operation.

    Cash provided by operating activities was $0.7 million for the year ended December 31, 2002. The significant items affecting this amount were a net loss of $37.9 million offset by non-cash charges of: (i) $17.1 million for asset impairments, loss from discontinued operations and valuation provisions, (ii) $12.5 million for depreciation and amortization and (iii) $2.2 million for amortization of debt discount. Significant changes in operating assets and liabilities also affecting cash provided by operating activities were increases in accrued liabilities of $8.9 million, principally from accrued severance costs for separated officers and an accrual for long-term lease commitments, and a net decrease in accounts receivable and installment sales receivable of approximately $2.0 million, partially offset by a net increase in inventories of approximately $3.7 million and a decrease in accounts payable of approximately $1.2 million.

    Cash provided by investing activities was $2.4 million during the year ended December 31, 2002, due primarily to cash provided by the divesture of the exterior sign operations of $2.6 million and sales of property and equipment of $1.8 million, partially offset by an increase in intangible assets of approximately $1.0 million and purchases of property and equipment of approximately $1.0 million.

    Cash used in financing activities was $2.1 million during the year ended December 31, 2002, primarily the result of principal payments on debt, deferred license fees and capital leases of approximately $2.9 million offset, in part, by proceeds of approximately $0.7 million from the issuance of common stock.

    On August 22, 2001, the Company completed the private placement of $105.0 million of its 11.875% Senior Secured Notes due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. Interest payments of approximately $6.2 million are due on May 1 and November 1 until 2008. The Senior Secured Notes due 2008 are secured by a security interest in certain of the Company's assets and certain assets of its subsidiaries. On or after August 15, 2005, the Company will have the right to redeem all or some of the notes at a price that will decrease over time from 105.938% of the principal amount in 2005 to 100.0% of the principal amount in 2007, plus accrued and unpaid interest. The Senior Secured Notes due 2008 include a covenant whereby the Company may only purchase additional slot machines if it maintains $5.0 million of available liquidity, as defined. The Company is in compliance with this covenant as of December 31, 2002.

    Following each fiscal year, if the Company has excess cash flow for such fiscal year, the Company will offer to purchase up to an aggregate principal amount of notes equal to 50.0% of such excess cash flow at a price equal to 100.0% of the principal amount plus accrued and unpaid interest.

    In February 2002, the Company completed the acquisition of a $17.5 million working capital revolving line of credit facility (the "Facility") with Foothill Capital Corporation ("Foothill"). Borrowings under the Facility are based on (i) eligible accounts receivable, as defined, up to $7.5 million with interest at LIBOR plus 2.75% or prime plus 0.75% and (ii) Table Game EBITDA, as defined, up to $10.0 million with interest at prime plus a range of 2.0% to 3.5% depending on Debt Coverage Ratios, as defined in the Facility. Any borrowings under the Facility are secured by a first secured interest in substantially all of the Company's assets. The Company pays a 0.5% per annum unused line fee. The Facility has early payoff penalties during the term of the line at 3.0% during the first year, 2.0% during the second year, and 1.0% during the third year. The Facility has an initial term of three years and includes certain restrictive financial covenants, including maintenance of $20.0 million of annual EBITDA, minimum table games revenue of $0.75 million monthly and a table game installed base of not less than 600 games. At June 30 and September 30, 2002, the Company was not in compliance with its covenant to maintain minimum amounts of annual EBITDA. The Company and Foothill subsequently amended the EBITDA covenant to require the Company to maintain a trailing twelve months EBITDA of $15.0 million for each of the quarters ended September 30, 2002, December 31, 2002, and March 31, 2003. The calculation of EBITDA was also amended to allow for certain non-cash charges to be excluded. The EBITDA covenant increases to $17.0 million for the quarter ended June 30, 2003, and increases to the original amount of $20.0 million for the quarter ended September 30, 2003, and each quarter thereafter for the remaining term of the Facility. The capacity of the Facility will be $12.5 million until the Company has achieved EBITDA of $20.0 million for three consecutive quarters, at which point the capacity of the Facility will revert to the original $17.5 million. At December 31, 2002, the Company was in compliance with the financial covenants associated with the Facility.

    Based on the amount of cash and cash equivalents held of approximately $16.3 million, cash generated from operations and credit available under its Facility with Foothill, management believes the Company has sufficient working capital on both a short- and long-term basis.

    A lease agreement for a building in Las Vegas, NV contains a minimum net worth requirement stating that if the net worth of the Company falls below a specified threshold, the Company must provide the landlord with a letter of credit to secure future rent payments. During the years ended December 31, 2001 and 2002, the Company's minimum net worth did not meet the requirements under the lease agreement. Because of the violations, the Company paid $0.8 million for a letter of credit to secure future rent payments and potentially could be obligated to purchase an additional $2.2 million letter of credit.

    The following table summarizes the Company's contractual obligations for long-term debt, capital leases, operating leases, license fees, slot machine purchases and employment agreements for the periods shown:

	                                          Less than       1-3         4-5        After 5
    (Amounts in thousands)	       Total       1 year        years       years        years
                                       -----       ------        -----       -----        -----
Contractual Obligations
	Long-term debt	             $105,579     $    144     $    151	    $    284     $105,000
	Capital lease obligations	2,137	     1,509	    625	           3	        -
	Operating leases	       29,371	     9,031	  6,577	       4,360	    9,403
 	License fees	                  902          451          451	           -	        -
	Purchase of slot machines         600          600            -            -            -
	Employment agreements	        6,391	     2,247	  3,054	       1,090	        -
                                      -------      -------      -------      -------      -------
          Total	                     $144,980	  $ 13,982     $ 10,858	    $  5,737	 $114,403
                                     ========     ========     ========     ========     ========

    The table above includes accretion of debt discount of $4.7 million for the periods shown.

Capital Expenditures and Other

    During the year ended December 31, 2002, the Company spent approximately $1.0 million for purchases of property and equipment. The Company presently plans to spend approximately $3.0 million for property and equipment for the year ending December 31, 2003. The Company plans to purchase inventory for lease to others only to the extent that specific machines not currently on lease or participation at casinos are used or based on contractual commitments with the supplier of its gaming machines. Purchases of property and equipment are limited to $6.0 million under the terms of the Company's Facility.

    In March 2002, the Company entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for a new slot machine introduction. These purchases will total approximately $3.5 million. As of December 31, 2002, the Company has not purchased any slot machines under this agreement and may be obligated to pay a cancellation fee of up to $0.6 million. In March 2003, the Company paid $0.3 million to the supplier to be used as an advance against future slot machine purchases or as part of the cancellation fee.

    In October 2002, the Company entered into a development and licensing agreement with Aristocrat whereby Aristocrat will be an exclusive supplier of hardware for our branded slot machine products in certain North America jurisdictions. Under the agreement, we will be responsible for game development and theme licensing and Aristocrat will integrate the games onto its latest game platforms. In January 2003, this agreement was expanded to allow us to outsource our servicing, maintenance and refurbishing requirements to Aristocrat, so we may focus our efforts on game development, including game conceptualization, art and software program design. Aristocrat will receive royalties for service and hardware rendered per game per day. On a jurisdiction-by-jurisdiction basis, we plan to replace our existing slot machines placed in casinos with Aristocrat versions of these machines.

    The Company is a party to post-employment agreements entered into in August 2002 with its former CEO and CFO. The agreements require payments subsequent to December 31, 2002 of approximately $2.0 million plus medical costs through August 2006. In March 2003, the Company reached an agreement with its former CEO whereby he resigned from the Company's board of directors and specifically as chairman of the board. In March 2003, the Company paid its former CEO all outstanding future payments, according to the chief executive officer severance agreement, totaling approximately $1.4 million and agreed to pay certain legal costs incurred by the former CEO in the approximate amount of $0.4 million.

    Presently, the Company owns or leases approximately 800 machines which are not currently in use at casinos. Due to the number of slot machines owned or leased by the Company which are not currently in use at casinos as well as the new agreement with Aristocrat, planned purchases for slot machines (inventory leased to others) for 2003 should be significantly less than in previous years.

    A former supplier to the Company has alleged that the Company has an outstanding commitment to purchase certain electronic components in the amount of approximately $0.5 million. The Company does not believe that the amount or the alleged contractual relationship are valid and does not plan to acquire the components.

    In April 2002, the Company acquired certain rights to develop software from its primary supplier of slot machines in exchange for an advance payment on royalties. The advance royalty payment made by the Company in April 2002 was approximately $1.6 million. At December 31, 2002, the amount of the advance royalty payable was approximately $1.1 million.

Share Repurchase Plan

    On August 13, 2002 the Company's Board of Directors authorized the purchase of up to $2.0 million of the Company's common stock. The purchases will be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. During the year ended December 31, 2002, the Company purchased approximately 76,000 shares at an average price of $2.94. Additionally, the Company acquired 100,000 shares as the result of foreclosures or forfeitures on obligations owed to the Company which were secured by the shares. As of December 31, 2002, the Company had approximately 195,000 shares of common stock held in treasury.

CRITICAL ACCOUNTING POLICIES

    Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies require that we apply significant estimates, judgments and assumptions, that we believe are reasonable, in calculating the reported amounts of certain assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. By their nature, these estimates are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of know industry trends, and information available from outside sources, as appropriate. On a regular basis, we evaluate our estimates including those related to lives assigned to our assets, the determination of bad debts, inventory valuation reserves, asset impairment and self-insurance reserves. There can be no assurance that actual results will not differ from our estimates.

    We have identified the following policies as critical to our business operations and the understanding of our results of operations: revenue recognition, receivables and allowance for doubtful accounts, inventories and obsolescence, and long-lived asset impairment. To provide an understanding of the methodology we apply to these and other significant accounting policies are discussed below and where appropriate in the notes to our consolidated financial statements.

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

Receivables and Allowance for Doubtful Accounts

    We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. We also record reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.

Inventory and Obsolescence

    We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Raw materials and work in progress with quantities in excess of forecasted usage are reviewed at least quarterly by our engineering and operating personnel for obsolescence. Such raw material and work in progress write-downs are typically caused by engineering change orders or product end of life adjustments. Finished goods are reviewed at least quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record reserves for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

Long-Lived Asset Impairment

    Long-lived assets and intangible assets with determinable lives are reviewed for impairment quarterly or whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expected the assets to generate. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future, which could result in an impairment of long lived assets.

    For indefinite lived assets including perpetual licenses and goodwill, an independent valuation is performed at least annually to determine if any impairment has occurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In September 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. Management does not expect the adoption of this statement to have a material effect on the Company.

    In April 2002, the FASB issued Statement No. 145, "Rescission of Statement Nos. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections". Among other things, Statement No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. Statement No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management adopted Statement No. 145, and the impact was a reclassification of approximately $3.1 million from an extraordinary item to an other income and expense of a loss from the early retirement of debt during 2001.

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

    In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of Statement No. 148 did not have a material impact on the Company's consolidated balance sheet or results of operations. The Company will provide the interim disclosures required by Statement No. 148 beginning in the first quarter of 2003 and has provided the required annual disclosure in the accompanying consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant or contingent liabilities of the indebtedness of others.

    In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which requires the consolidation of variable interests entities, as defined. FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interests entities. The Company does not expect to identify any variable interest entities that must be consolidated, but may be required to make additional disclosures. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested.

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

    We are subject to foreign currency exchange risk relating to the translation of our foreign subsidiaries' asset, liability, income and expense accounts. Our foreign subsidiaries use the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the rate of exchange at the end of the period. The income and expense accounts are translated using the average rate of exchange during the period. Due to the long-term nature of our investment in our foreign operations, 60% of our intercompany translation adjustments are reflected as a separate component in stockholders' equity, and the remaining amount is recognized in the consolidated statement of operations. Although we do not regularly incur gains or losses from specific foreign currency transactions and do not believe that these amounts would be material, these gains and losses would be reflected in our consolidated statement of operations. For the year ended December 31, 2002, we did not have any forwards, options or other derivative contracts in force. We do not consider our existing foreign currency translation exposure to be material.

Interest Rate Risk

We have total interest-bearing debt of approximately $108.0 million before discounts. The components of this amount have fixed rates of interest and therefore, we do not have exposure to the fluctuation of market interest rates. However, in February 2002, we acquired a $17.5 million revolving line of credit which bears floating rate interest on outstanding borrowings. At December 31, 2002, we had not made any borrowings under this line of credit. Any future borrowings will be exposed to market rate risk. We periodically review our interest rate exposure, if any, on our long-term debt and, as market conditions warrant, we may enter into an interest rate cap or swap agreements in order to manage this exposure. For the year ended December 31, 2002, we did not have any agreements in force. See Note 12 in the Notes to Consolidated Financial Statements.

Item 8.	Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000

Report of Independent Certified Public Accountants
        (BDO Seidman LLP)	                                            38

Consolidated Balance Sheets as of December 31, 2002 and 2001	            39

Consolidated Statements of Operations for the Years Ended
	December 31, 2002, 2001 and 2000	                            41

Consolidated Statements of Comprehensive Income (Loss) for the Years
        Ended December 31, 2002, 2001 and 2000	                            42

Consolidated Statements of Changes in Stockholders' Equity for the
        Years Ended December 31, 2002, 2001 and 2000	                    43

Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2002, 2001 and 2000	                            44

Notes to Consolidated Financial Statements	                            46

Quarterly Results of Operations (Unaudited)	                            74


    All other schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

Report of Independent Certified Public Accountants

Board of Directors
Mikohn Gaming Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Mikohn Gaming Corporation as of December 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mikohn Gaming Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets.


\s\ BDO SEIDMAN, LLP

Los Angeles, California
April 14, 2003

                                MIKOHN GAMING CORPORATION
			       CONSOLIDATED BALANCE SHEETS
                             as of December 31, 2002 and 2001

(Amounts in thousands)	                       2002	       2001
                                              ------          ------
ASSETS
Current assets:
  Cash and cash equivalents		    $  16,275	    $  15,206
  Accounts receivable, net		       14,121          18,773
  Installment sales receivable, net	          513	          343
  Notes receivable - related parties	          165	            -
  Inventories, net		               10,578          15,941
  Prepaid expenses		                4,063	        3,841
  Deferred tax asset		                3,313	        5,275
  Assets under disposal group                       -           4,739
                                              -------         -------
Total current assets		               49,028          64,118

Installment sales and notes receivable,
  net		                                  408	           92
Notes receivable - related parties		    -	        2,401
Property and equipment, net		       21,824          31,787
Intangible assets, net		               57,838          62,827
Goodwill		                        2,860	        3,006
Other assets		                       10,035	       11,356
		                              -------         -------
Total assets		                    $ 141,993	    $ 175,587
                                            =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable		    $   8,715	    $   7,757
  Customer deposits		                3,928	        2,305
  Current portion of long-term debt and
    notes payable		                1,654	        2,381
  Accrued liabilities		               11,241	        9,316
  Deferred revenues and license fees            1,501	        1,955
  Liabilities under disposal group                  -           1,161
                                              -------         -------
Total current liabilities		       27,039          24,875

Long-term debt and notes payable, net of
 unamortized discount of $4,732 and $5,567    101,330	      101,767
Other long-term liabilities		        4,422	        2,215
Deferred tax liability 		               16,114	       18,076
                                              -------         -------
Total liabilities		              148,905	      146,933

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.10 par value, 5,000,000
 shares authorized, none issued and
 outstanding 		                            -	           -
Common stock, $0.10 par value, 100,000,000
 shares authorized 13,049,773 and 12,764,505
 shares issued and outstanding		        1,305	       1,276
Additional paid-in capital		       67,299         65,751
Stockholders' notes receivable		            -         (1,023)
Foreign currency translation		         (858)        (1,079)
Accumulated deficit		              (73,946)	     (36,043)
                                              -------        -------
Subtotal		                       (6,200)        28,882
Less treasury stock, 194,913 and 19,113
  shares, at cost		                 (712)	        (228)
                                              -------        -------
Total stockholders' equity (deficit)	       (6,912)	      28,654
		                              -------        -------
Total liabilities and stockholders' equity
(deficit)		                    $ 141,993 	   $ 175,587
                                            =========      =========


See notes to consolidated financial statements



				MIKOHN GAMING CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended December 31, 2002, 2001 and 2000


(Amounts in thousands,
except per share amounts)	       2002	      2001          2000
			              ------         ------        ------
Revenues:
Gaming operations		   $  43,859	  $  44,805	 $  35,176
Product sales		              58,729	     53,356	    50,228
                                     -------        -------        -------
Total revenues		             102,588	     98,161	    85,404

Operating costs:
Gaming operations		      35,965	     29,144         20,633
Product sales		              56,176	     48,474         50,849
Corporate expense		      12,914	     12,860         13,926
Restructuring expense		       5,618	          -	         -
Severance expense		       4,774	          -	         -
Impairment losses		       6,261	      1,656	     9,852
                                     -------        -------        -------
Total operating costs		     121,708	     92,134	    95,260

Operating income (loss):
Gaming operations		       7,894	     15,661         14,543
Product sales		               2,553	      4,882           (621)
Corporate expense		     (12,914)	    (12,860)       (13,926)
Restructuring expense		      (5,618)	          -	         -
Severance expense		      (4,774)	          -	         -
Impairment losses		      (6,261)	     (1,656)	    (9,852)
                                     -------        -------        -------
Total operating income (loss)	     (19,120)	      6,027         (9,856)

Interest expense	             (15,689)	    (11,720)       (10,498)
Loss on early retirement of debt	   -	     (3,135)	         -
Other income and (expense)		 375	      1,620	       (62)
                                     -------        -------        -------
Loss from continuing operations
 before income tax provision 	     (34,434)        (7,208)	   (20,416)
Income tax provision		      (1,480)	       (847)	      (574)
                                     -------        -------        -------
Loss from continuing operations	     (35,914)	     (8,055)       (20,990)

Loss from discontinued operations,
  net of income taxes		      (1,989)	     (1,645)	    (1,115)
			             -------        -------        -------
Net loss		           $ (37,903)	  $  (9,700)	 $ (22,105)
                                   =========      =========      =========

Weighted average common shares:
Basic		                      12,843	     11,750	    10,968
Diluted		                      12,843	     11,750	    10,968
                                     =======        =======        =======

Basic and diluted loss per share:
Loss from continuing operations	    $  (2.80)	   $  (0.69)	  $  (1.92)
Loss from discontinued operations      (0.15)	      (0.14)	     (0.10)
                                     -------        -------        -------
Net loss per share		    $  (2.95)	   $  (0.83)      $  (2.02)
                                    ========       ========       ========

See notes to consolidated financial statements



				MIKOHN GAMING CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   For the Years Ended December 31, 2002, 2001 and 2000


(Amounts in thousands, 	               2002	      2001          2000
			              ------         ------        ------

Net loss		            $(37,903)	   $ (9,700)     $(22,105)

Comprehensive loss:
Foreign currency translation gains
 (losses)		                 221	        (92)	     (390)
                                     -------        -------       -------
	                            $(37,682)      $ (9,792)	 $(22,495)
                                    ========       ========      ========


See notes to consolidated financial statements



				MIKOHN GAMING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Years Ended December 31, 2002, 2001 and 2000


		                                           Additional   Stockholders    Foreign
(Amounts in thousands)	                Common Stock	     Paid-In	   Notes       Currency    Accumulated   Treasury
	                             Shares	 Amount      Capital	 Receivable   Translation    Deficit	   Stock       Total
                                    -------      -------     -------      -------       -------      -------      -------       ---
Balance, January 1, 2000	     10,799	$  1,080    $ 53,350     $ (1,251)     $  (597)     $ (4,238)    $  (228)    $ 48,116
  Stock options exercised		194	      20	 815				                                  835
  Employee stock purchase plan		 94	       9	 523				                                  532
  Stock options and warrants granted
    to consultants and vendors		                       1,989					                        1,989
  Payments on stockholders' notes					      228		                                  228
  Translation adjustments						                  (390)		                         (390)
  Net loss		           	           	            	                             (22,105)	              (22,105)
                                    -------      -------     -------      -------      -------       -------     -------       -----
Balance, December 31, 2000	     11,087	   1,109      56,677	   (1,023)	  (987)	     (26,343)       (228)      29,205
  Stock options exercised		 66	       6	 261				                                  267
  Employee stock purchase plan		112	      11	 420				                                  431
Stock options and warrants granted
    to consultants and vendors			                 232		                                                  232
  Private placement		      1,500	     150       6,766				                                6,916
  Stock warrants issued with bonds			       1,739			                                        1,739
  Other				                                (344)				                                 (344)
  Translation adjustments						                   (92)		                          (92)
  Net loss		           	          	            	                              (9,700)	               (9,700)
                                    -------      -------     -------      -------      -------       -------     -------       -----
Balance, December 31, 2001           12,765	   1,276      65,751	   (1,023)	(1,079)	     (36,043)       (228)      28,654
  Stock options exercised		 42	       4	 196				                                  200
  Employee stock purchase plan		143	      15	 436				                                  451
  Stock options and warrants granted
    to consultants and vendors		                         769		                                                  769
  Issuance of restricted stock		100	      10	 147				                                  157
  Reduction of stockholders' notes					    1,023		                                1,023
  Treasury shares acquired							                                    (484)        (484)
  Translation adjustments						                   221		                          221
  Net loss		          	          	            	                             (37,903)	              (37,903)
                                    -------      -------     -------      -------      -------       -------     -------       -----
Balance, December 31, 2002           13,050	$  1,305    $ 67,299	 $      -     $   (858)	    $(73,946)	$   (712)   $  (6,912)
                                    =======     ========    ========     ========     ========      ========    ========     =======

See notes to consolidated financial statements




				MIKOHN GAMING CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2002, 2001 and 2000

(Amounts in thousands)            	          2002	       2001          2000
			                         ------       ------        ------

Cash flows from operating activities:
Net loss		                       $(37,903)     $ (9,700)     $(22,105)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation		                          9,160	        7,355	      6,006
  Amortization		                          3,340	        4,744	      4,838
  Provision for bad debts		          4,698	        3,807	      3,179
  Provision for obsolete inventory		  4,193	        1,991	      4,775
  Amortization of debt discount and debt
    issue costs		                          2,233	        1,787	          -
  Impairment loss		                  6,261	        1,656	      9,852
  Discontinued operations		          1,989	        1,645	      1,115
  Loss on early retirement of debt		      -	        3,135	          -
  Loss (gain) on disposition of assets		    604	          (22)	       (316)
  Other		                                    488	         (172)	        448
 Changes in assets and liabilities:
  Accounts receivable		                  3,334	       (2,770)	        820
  Notes and installment sales receivable	 (1,315)	 (316)       (4,253)
  Inventories		                         (3,728)       (3,699)	      1,883
  Other assets		                           (869)       (1,555)	       (795)
  Trade accounts payable		         (1,242)         (474)       (2,703)
  Accrued expenses		                  8,912	          457	      1,351
  Other liabilities		                    583	         (280)	        551
                                                -------       -------       -------
Net cash provided by operating activities:          738	        7,589	      4,646

Cash flows from investing activities:
 Purchase of property and equipment		   (958)       (2,052)       (1,475)
 Proceeds from sales of property and equipment	  1,772	          504	      3,589
 Cash provided by (used in) discontinued
  operations		                          2,592	        1,852	     (1,024)
 Increase in intangible assets		           (990)       (1,446)	     (1,364)
 Proceeds from note receivable, divestiture of
  subsidiary		                              -	          100         4,418
 Purchase of inventory leased to others		      -	      (12,955)      (20,329)
 Proceeds from sale leaseback transactions            -	        3,500	     11,500
                                                -------       -------       -------
Net cash provided by (used in) investing
  activities		                          2,416	      (10,497)	     (4,685)

Cash flows from financing activities:
 Proceeds from long-term debt and notes payable	     54	       99,670	      4,823
 Principal payments on notes payable and
  long-term debt		                   (284)      (83,085)	     (7,405)
 Principal payments on capital leases		 (2,163)       (2,019)       (1,216)
 Principal payments of deferred license fees	   (439)         (395)	       (395)
 Purchase of treasury stock		           (223)	    -	          -
 Proceeds from issuance of common stock and
  warrants		                            743	        9,352	      1,367
 Proceeds from notes receivable-stockholders        227	            -	        228
 Debt issuance costs		                      -	       (7,975)	          -
 Proceeds from capital lease transactions	      -	        2,019	      3,000
                                                -------       -------       -------
Net cash (used in) provided by financing
  activities		                         (2,085)       17,567	        402

Increase in cash and cash equivalents		  1,069	       14,659	        363

Cash and cash equivalents, beginning of year     15,206	          547	        184
                                                -------       -------       -------
Cash and cash equivalents, end of year	       $ 16,275	     $ 15,206	   $    547
                                               ========      ========      ========

See notes to consolidated financial statements



				MIKOHN GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   For the Years Ended December 31, 2002, 2001 and 2000

Amounts in thousands)            	             2002	  2001         2000
			                            ------       ------       ------

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	                                  $ 13,751     $  8,444	     $  9,610
State and federal taxes		                  $     55     $    148      $    235
                                                  ========     ========      ========

Supplemental schedule of non-cash investing
and financing activities:
  Reclassify inventory to gaming equipment
    leased to others		                  $  3,952     $ 12,678	    $  6,788
  Acquisition of Mikohn's Australia subsidiary    $    284     $    518
  Issuance of warrants		                  $    192		    $  1,420
  Reduction of note receivable from stockholder   $    455
  Acquisition of treasury stock                   $    261
  Deposit on assets transferred under contract				    $    141
  Gaming equipment leased to others acquired
    through capital lease			               $  2,000     $  3,000
  Property and equipment acquired through
    capital lease			                       $     46	    $  1,125
  Write-off of installment note and deferred
    revenue			                               $  1,938
  Reclassify notes payable from paid in capital		       $    341
  Reclassify accrued liability to goodwill		       $    269

  Divestiture of Mikohn's South America
    subsidiary,	net of cash received			       $    400

  Deferred revenue on sale of intellectual
    property rights			                       $  1,938
                                                 ========      ========     ========


See notes to consolidated financial statement



Certain items reported in the prior year have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated.

Amounts disclosed in the accompanying footnote tables are shown in thousands while amounts included in text are disclosed in actual amounts.

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:

    Mikohn Gaming Corporation (referred throughout these notes, together with its subsidiaries as "Mikohn", "the Company", "we" or "our") was incorporated in May 1986 in Nevada. Mikohn is a developer, manufacturer, and marketer of
(i) proprietary branded slot machine and table games, including our Yahtzee(r) and Battleship(r) series of gaming machines and Caribbean Stud(r) table game, and (ii) gaming products, including signage and progressive jackpot systems. The Company's current facilities are in the U.S., the Netherlands, and Australia.

    Our worldwide operations are concentrated in two principal business segments: gaming operations and product sales.

    Gaming Operations. We established our gaming operations business unit in 1993 to develop, acquire, and distribute proprietary games, and these have become increasingly important to our business. We own or license the rights to several categories of proprietary games, which we place in casinos under lease arrangements. These leases provide for fixed rental payments or a participation in the game's operating results.

    Product Sales.   We have been providing gaming products and equipment
around the world since 1987. First selling progressive jackpot systems, we expanded to sign manufacturing and other related products. Our gaming products are found in almost every major gaming jurisdiction and include:

     *	interior signage and related electronic components;
     *	electronic player tracking and game monitoring systems and
     *	special order, oversized and other slot machines for sale.

    Customers for our gaming products include casinos, slot machine manufacturers, operators of wide-area gaming networks and lottery authorities.

    Business Activity. On November 4, 1999, the Company entered into four agreements with TAB Limited, a publicly traded Australian corporation ("TAB").

    Under a Share Sale Agreement, the Company sold 50% of the issued shares in the capital of its Australian subsidiary, Mikohn Gaming Australasia Pty., Limited ("MGA"), for cash in the amount of $4.9 million.

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

    A System Acquisition and Services Agreement between TAB and the Company required the Company to provide hardware and software to operate a wide area progressive jackpot system in New South Wales, Australia. In the third quarter 2001, the Company completed the project and the provisions relating to the put option held by TAB for its stock in MGA were cancelled. As a result, the Company included in other income a net gain of $1.3 million relating to the sale of the stock and system project. The Company is to provide certain services to TAB to further enhance the system, for which it has been paid and has provided the hardware component of the system at cost. The Company receives a software license fee of $(AUD)50.00 per month per device connected to a linked progressive system. The Company anticipates receiving approximately $0.5 million during the year ending December 31, 2003 from the software license fees.

    Acquisitions / Divestitures of Subsidiaries. On November 15, 2001, the Company converted $0.5 million of debt owing from MGA into 20,000,000 shares of MGA, thereby increasing our ownership from 50% to approximately 92%. Prior to this transaction, the Company had accounted for this unconsolidated subsidiary using the equity method whereby the Company would record a 50% share of earnings or losses of this subsidiary. Subsequent to this transaction, the Company now consolidates all accounts of this subsidiary into its consolidated financial statements. From January 1, 2001 to November 15, 2001, approximately $0.7 million was charged to product sales revenues for the equity in losses of this affiliate. For the period November 15, 2001 to December 31, 2001, MGA accounted for approximately $1.0 million in revenues, $0.3 million in gross profit and $0.4 million in net loss. The Company acquired current assets of approximately $2,500 (principally inventory) and non - current assets of approximately $1.0 million (principally intangible assets). Liabilities, principally accounts payable and accrued liabilities, of approximately $1.0 million were assumed. Additionally, the related party receivable from MGA to the Company of approximately $2.8 million, subsequent to the reduction of approximately $0.5 million of the amount owed from MGA to the Company for the 20,000,000 shares of MGA, was eliminated from the assets of the Company.

    In October 2001, the Company completed the sale of 50% of its interest in Mikohn Latin America S.A. Certain officers and management of Mikohn Latin America, through RLP Holdings, purchased a 50% interest for approximately $0.5 million in cash and a note. The Company accounts for the financial results of this entity using the equity method since October 2001. Equity in earnings and losses of the affiliate is now charged to revenues on a monthly basis with a corresponding charge to the Company's investment in subsidiary account. Prior to the 50% divestiture, the financial results of Mikohn Latin America were included in the consolidated results of operations. Through September 30, 2001, Mikohn Latin America accounted for approximately $2.2 million in revenues, $0.9 million in gross profit, and net income of approximately $0.1 million. From October to December 2001, approximately $0.3 million of equity in losses of affiliates is included in product sales revenues. From this divestiture, the Company divested itself, for consolidation accounting purposes, of approximately $2.1 million of current assets (principally accounts receivable and inventory), approximately $1.0 million of non - current assets (principally property and equipment) and approximately $0.7 million of liabilities (principally accounts payable and accrued liabilities). Additionally, an intercompany payable of approximately $1.3 million, owed from Mikohn Latin America to the Company at the time of the divestiture, was converted into a note receivable from related party.

    On May 14, 2002, the Company acquired 1,744,403 shares of MGA from TAB. These shares represented approximately 8% of the issued and outstanding shares of MGA, increasing the Company's ownership in this subsidiary to 100%. The purchase price for the shares was approximately $1.1 million, with $0.8 million payable on closing and a promissory note for approximately $0.3 million. The promissory note is due June 30, 2005 and bears interest at 5% per annum due at maturity. Simultaneously with the purchase of these shares, the Company and TAB amended their existing licensing agreement granting TAB additional rights to operate a Mystery(r) Linked Jackpot system in New South Wales. In consideration for these additional rights, TAB agreed to pay a fee of approximately $0.8 million within seven days after execution of the agreement and to pay an additional fee, aggregating a minimum of approximately $0.6 million over three years, in the amount of approximately $8.00 per month per game connected to the system. The Company and TAB agreed that monies owed by the Company to TAB for the purchase of the shares in MGA could be offset by the monies owed by TAB to the Company under the terms of the amended license agreement.

    On September 20, 2002 the Company completed the sale of its remaining 50% interest in its Latin American subsidiary as part of the restructuring initiatives. The interest was sold for approximately $0.4 million consisting of a cash payment of $0.1 million in October 2002 and a note for approximately $0.3 million paid in full on November 15, 2002 in accordance with the terms of the agreement. A charge of approximately $1.8 million was recorded to reflect the forgiveness of an intercompany debt from the subsidiary to the Company. As a result of the Company's divestiture of its Latin American Subsidiary, goodwill related to the Latin American subsidiary was deemed to have been impaired during the quarter ended September 30, 2002. Therefore the Company recorded a goodwill impairment loss of approximately $0.4 million.

    During the third quarter of 2002, in connection with its restructuring plan, the Company decided to divest its exterior sign operations in the Product Sales segment. On October 1, 2002 the Company reached a definitive agreement to sell the exterior sign operations. The transaction closed on October 31, 2002 for $1.7 million consisting of cash payments received in September and October 2002 of $0.5 million and $0.7 million, respectively, and a note for $0.5 million paid on December 31, 2002. As a result of the sale, a charge of approximately $1.1 million related to the impairment of the exterior sign operations assets, net of the expected proceeds, was recorded as was the loss from normal operations of the business. The loss from discontinued operations is shown net of an income tax benefit of 34% applied to the pretax loss from the discontinued operations. The operating results of this business were previously included in the "Product Sales" segment and are presently reflected as Discontinued Operations in the accompanying condensed consolidated statements of operations.

    The operating results of discontinued operations are as follows:

(Amounts in thousands)	     Year Ended December 31,

                                        2002	      2001	   2000
	                               ------        ------       ------
Revenues	                     $  6,281	   $ 12,896 	$ 15,362
Operating costs and expenses	        7,251	     14,140 	  17,037
Write-off of assets and other	          951	      1,247	       -
                                       ------        ------       ------
Operating loss	                       (1,921)	     (2,491) 	  (1,675)
Other income (expenses)	                  (13)	         (1)	     (14)
Loss on sale of operations	       (1,079)	          - 	       -
	                               ------        ------       ------
  Net loss before income taxes	       (3,013)	     (2,492) 	  (1,689)
Income tax benefit	                1,024	        847	     574
	                               ------        ------       ------
  Loss from discontinued operations  $ (1,989)	   $ (1,645) 	$ (1,115)
                                     ========      ========     ========
    The major components of the assets and liabilities of discontinued operations, which did not change significantly through the closing date of October 31, 2002, are as follows:

(Amounts in thousands)		     September 30,          December 31,
		                         2002		       2001
                                        ------                ------
Accounts receivable, net	      $    933	            $  2,118
Inventory, net	                         2,327	               1,753
Property and equipment	                   642	                 723
Other assets	                            31	                 145
                                        ------                ------
Total assets	                      $  3,933	            $  4,739
                                      ========              ========

Current liabilities	              $  1,127	            $  1,063
Other liabilities	                    66	                  98
                                        ------                ------
Total liabilities 	              $  1,193	            $  1,161
                                      ========              ========

Summary Of Significant Accounting Policies:

    Principles of Consolidation. The consolidated financial statements include the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated. The Company divested a 50% interest in the issued shares in the capital of Mikohn Latin America S.A. at the end of September 2001. Beginning in October 2001, the Company reported this entity's operations under the equity method of accounting. On September 20, 2002 the Company completed the sale of its remaining 50% interest in Mikohn Latin America S.A. From October 1, 2002 to December 31, 2002, the consolidated financial statements do not included any results of Mikohn Latin America S.A. Additionally, in November 2001, the Company acquired an additional 42% interest in the capital of MGA. This subsidiary had previously been accounted for using the equity method. However, because the Company, beginning in November 2001, owned approximately 92% of this subsidiary, the accounts of MGA are consolidated with the accounts of Mikohn Gaming Corporation and other majority-owned subsidiaries. On May 14, 2002, the Company increased its ownership in MGA to 100%.

    Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and temporary investments with high quality institutions. At December 31, 2002, the Company had deposits with high quality institutions in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

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

    Receivables and Allowance for Doubtful Accounts. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. We also record reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.

    Notes Receivable - Related Parties. The Company classifies certain receivables from officers, directors and Mikohn Latin America as "Notes receivable-related parties". Included in December 31, 2002 are amounts owed from one former officer and one former director of the Company that were due and payable October 30, 2002. The loans arose out of a stock purchase plan approved by the Board of Directors in October 1997. Under the plan, each person who elected to participate purchased shares of the Company's restricted common stock at the closing price on October 30, 1997. Each participant borrowed from the Company the entire purchase price for the shares of common stock he elected to buy. The loans are evidenced by promissory notes and are secured by a pledge of the purchased shares. The Company has given notice that the loans are in default, has demanded payment and, on December 31, 2002, the Company foreclosed on the stock securing the promissory notes. The two defaulted loans, including interest, total approximately $0.3 million at December 31, 2002. In March 2003, the Company filed a claim against the former officer and agreed to payment terms with the former director in accordance with a promissory note. At December 31, 2001 the amounts owed related to the stock purchase plan was $1.0 million and was included in the "Stockholders' notes receivable" caption.

    In October 1997, the Board of Directors of the Company (the "Board") authorized a loan in the amount of approximately $0.1 million to the chairman of the Company's board of directors at an interest rate of 6.37% secured by 20,000 shares of the Company's common stock which is due to mature on October 20, 2002. In August 2002, as part of the separation agreement, severance expense was applied by the Chairman to repay this loan. At December 31, 2001, the outstanding balance on this loan was approximately $0.2 million, including interest.

    On October 1, 2001, the Company divested itself of 50% of the issued shares in the capital of Mikohn Latin America S.A. through a sale to RLP Holdings, a company owned by officers and management of Mikohn Latin America. The sale price was $0.5 million and RLP paid $0.1 million with the remaining amount being financed plus interest. Additionally, the Company's intercompany balance with Mikohn Latin America was converted to a note receivable with an interest rate of 12.5%. At December 31, 2001, both the amounts owed from RLP Holdings and the amounts owed from Mikohn Latin America to the Company of $2.2 million are included in "notes receivable - related parties" as a long - term note receivable. On September 20, 2002, the Company sold its remaining interest in Mikohn Latin America for approximately $0.4 million consisting of a cash payment of $0.1 million in October 2002 and a note for approximately $0.3 million paid on November 15, 2002 in accordance with the terms of the agreement. As a result of the divesture, the balance due on the related party note of $1.8 million was forgiven and a charge to operations was recorded.

    Inventories. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

    Long-Lived Assets. Property and equipment are stated at cost and are depreciated by the straight-line method over the useful lives of the assets, which range from 3 to 15 years. Proprietary slot machines leased to others are transferred from inventory at cost and are generally depreciated over 5 years using the straight-line method. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Management requires long-lived assets that are held and used by the Company to be reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from related future undiscounted cash flows.

    Patents and Trademarks. The Company capitalizes the cost of registering and defending patents and trademarks. These costs are amortized over the useful life of the patent or trademark.

    Intangible Assets. Intangible assets consist of patent and trademark rights, goodwill, intellectual property rights, covenants not to compete, software costs, license fees and perpetual license. They are recorded at cost and are amortized, except goodwill and perpetual license, on a straight-line basis based on the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 5 to 40 years.

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets, such as the Company's perpetual license, are no longer amortized but are subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, software development costs, trademark and proprietary property rights and license and non-compete agreements will continue to be amortized over their useful lives. Management performs reviews quarterly to determine if the carrying value of intangible assets is impaired. Such reviews include an independent valuation performed on certain intangible assets. The purpose of these reviews is to identify any facts or circumstances, either internal or external, which may indicate that the carrying value of the assets may not be recoverable from related future, undiscounted cash flows.

    Deferred License Fees. Shuffle Master licensed certain of its intellectual property to Mikohn including rights under its coin sensing patents and multi-tiered game wagering patents. For these rights, Mikohn agreed to pay Shuffle Master future noncancellable royalties of approximately $0.6 million per year over the next two years, including interest.

    Deposits and Product Sales Recognition. Deposit liabilities represent amounts collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed.

    Other Assets. Other long term assets represent primarily unamortized loan fees of approximately $7.0 million at December 31, 2002 and $7.3 million at December 31, 2001, related to the Senior Secured Notes.

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

    Foreign subsidiaries report their financial results in U. S. dollars by using translation rates at the end of the period for balance sheet accounts, except for those accounts which are required to be reported at historical amounts, and by using an average translation rate for the period for income statement accounts.

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

    The leasing of proprietary table games to customers occurs under signed lease agreements. Table game lease contracts are typically for a 36-month period with a 30-day cancellation clause. The lease revenue is recognized on a monthly basis.

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

    Stock-Based Compensation. At December 31, 2002, the Company has stock-based employee and director compensation plans which are described more fully in Note 16. The Company accounts for those plans in accordance with APB No. 25, "Accounting For Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

(Amounts in thousands, except
    per share amounts)	                  2002	         2001	       2000
                                         ------         ------        ------
Net loss, as reported	              $ (37,903)     $  (9,700)    $ (22,105)
Add: Stock-based employee
  compensation expense	                    488	            79	         569
Deduct: Total stock based employee
  compensation expense determined
  under fair value method 	           (852)	  (925)	        (984)
                                        -------        -------       -------
Pro forma net loss	              $ (38,267)     $ (10,546)	   $ (22,520)
                                      =========      =========     =========

Earnings (loss) per share:
	As reported -
	Basic and diluted	       $  (2.95)      $  (0.83)	    $  (2.02)
	Proforma -
	Basic and diluted	       $  (2.98)      $  (0.90)	    $  (2.05)
                                       ========       ========      ========

    Equity Instruments Issued to Consultants and Vendors. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18 - Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 - Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The number of uncancelled options issued to consultants at December 31, 2002, was 177,500.

    In addition, the Company has received from Hasbro and Ripley licensing rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Yahtzee(r), Monopoly(r), Battleship(r), Trivial Pursuit(r) and Ripley's-Believe It or Not!(r). In exchange for these license agreements, the Company granted Hasbro and Ripley warrants to purchase shares of the Company's common stock for each license. See Note 15.

    Related Party Transactions. During the year ended December 31, 2002, the Company entered into various material transactions with related parties. Specifically, the Company charged interest of approximately $0.2 million and sold approximately $0.2 million of products to its 50% owned, unconsolidated subsidiary in Latin America. During the third quarter of 2002, the Company sold its remaining 50% interest in its Latin American subsidiary as part of the restructuring initiatives. During the year ended December 31, 2001, subsequent to the Company's divestiture of 50% of this subsidiary on October 1, 2001, the Company charged interest of less than $0.1 million and sold approximately $0.2 million of products to the Latin American subsidiary. The Company also had significant transactions with its Australian affiliate from prior to the Australian affiliate being consolidated with the Company on November 15, 2001. Specifically, during the 2001 period, and the year ended December 31, 2000, the Company charged its Australian affiliate approximately $1.1 million and $1.2 million in interest charges, royalty fees and net sales of various products and services, respectively. Approximately $0.6 million and $0.1 million of net costs were charged from the Australian affiliate to the Company for various costs from January 1, 2001 to November 15, 2001 and for the year ended December 31, 2000, respectively. All sales and expense charges to or from affiliates were deemed arms-length transactions.

    Research and Development. Costs associated with the development of products are expensed when incurred. Such expenses totaled approximately $4.2 million, $4.2 million and $5.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    Software Development Capitalization. The Company capitalizes costs related to the development of certain software products that meet the criteria under SFAS No. 86 - Accounting for the Costs of Computer Software to
Be Sold, Leased, or Otherwise Marketed.   Costs capitalized for the years
ended December 31, 2002 and 2001 were $0.6 million and $0.7 million, respectively, and are included in the "Intangible assets" caption on the accompanying balance sheet.

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

    Use of Estimates and Assumptions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known industry trends and information available from other outside sources. These estimates affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those initial estimates.


2.  FAIR VALUES OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amount and estimated fair value of our financial instruments at December 31, 2002:

(Amounts in thousands)	                        Carrying	Estimated
	                                         Amount            FMV
                                                 ------           -----
Assets:
  Notes and installment sales receivable	$    921	$    825
Liabilities:
  Long-term debt	                        $102,984	$ 80,013
                                                ========        ========

    The estimated fair value of notes and installment sales receivables was calculated by discounting the stream of receipts using discount rates determined by management to reflect the risk, remaining maturities and current comparable market rates of similar notes receivable and contract receivables. The estimated fair value of long-term debt was determined by using quoted market prices and where quoted market prices are not available the fair value was calculated utilizing the present value of estimated future cash flows and applying discount rates commensurate with the risks involved.


3.  RECEIVABLES

    Accounts receivable at December 31, 2002 and 2001 consist of the following:

	(Amounts in thousands)	              2002	   2001
                                             ------       ------
Trade accounts	                            $ 15,572	 $ 18,209
Employee	                                   -	      318
Other	                                         833	    2,014
                                              ------       ------
  Subtotal	                              16,405	   20,541
Less: allowance for doubtful accounts	      (2,284)	   (1,768)
                                              ------       ------
Net	                                    $ 14,121	 $ 18,773
                                            ========     ========

    Installment sales and notes receivable at December 31, 2002 and 2001 consist of the following:

       (Amounts in thousands)	              2002	   2001
                                             ------       ------
Installment sales	                    $    921	 $  1,073
Notes	                                       1,500	        -
                                              ------       ------
  Subtotal	                               2,421	    1,073
Less: allowance for doubtful accounts	      (1,500)	     (638)
                                              ------       ------
Net	                                    $    921	 $    435
                                            ========     ========

Current portion	                            $    513	 $    343
                                            ========     ========

    Changes in the allowance for doubtful accounts for the years ended December 31, 2002 and 2001 are as follows:

       (Amounts in thousands)	                 2002	      2001
                                                ------       ------
Allowance for doubtful accounts - beginning    $ (2,406)    $ (2,903)
Consolidated affiliates	                              -	        (162)
Provision for bad debts	                         (4,698)      (3,807)
Write - offs	                                  3,635	       4,558
Recoveries	                                   (315)	 (92)
                                                 ------       ------
Allowance for doubtful accounts - ending       $ (3,784)    $ (2,406)
                                               ========     ========

    The activity in the allowance for doubtful accounts balance during 2002 included approximately $4.2 million of significant charges taken during the third quarter. A charge of approximately $1.7 million was recorded to reflect the forgiveness of an intercompany debt related to the Company's sale of its 50% interest in its Latin American subsidiary as part of the restructuring initiatives. Additionally a charge of $1.5 million was taken to reserve a loan made to a company, which in turn granted the Company an exclusive license to manufacture and distribute its video poker games. Based on the debtor's financial condition and uncertainties surrounding the future business plan related to the proprietary games, a reserve was recorded. Various other uncertainties with other debtors caused the Company to record an additional $1.0 million.

    Of the approximately $4.2 million of charges taken in the third quarter of 2002, approximately $1.5 million are related to the Company's gaming operations business segment and approximately $2.7 million are related to the Company's product sales business segment.

    The activity in the allowance for doubtful accounts balance during 2001 included approximately $2.8 million of significant charges taken during the fourth quarter. These charges were taken based on: a dispute with an international customer which was deemed improbable of collection (approximately $0.4 million); an analysis of and correspondence with two debtors who purchased certain internet, video gaming and patent rights from the Company, whose declining financial condition and lack of success with the purchased rights caused an impairment in abilities to pay (approximately $1.9 million); and bankruptcy and other business declines from several debtors (approximately $0.5 million).

    Of the approximately $2.8 million of charges taken in the fourth quarter of 2001, approximately $1.5 million are related to the Company's gaming operations business segment, approximately $1.0 million are related to the Company's product sales business segment and approximately $0.3 million are related to the Company's discontinued operations.

4.  INVENTORIES

    Inventories at December 31, 2002 and 2001 consist of the following:

       (Amounts in thousands)	              2002	   2001
                                             ------       ------
Raw materials	                            $  9,689	 $ 11,711
Finished goods	                               3,924	    7,187
Work-in-progress	                       1,037	    2,044
                                              ------       ------
  Subtotal	                              14,650	   20,942
Less: reserve for obsolete inventory	      (4,072)	   (5,001)
                                              ------       ------
  Total	                                    $ 10,578	 $ 15,941
                                            ========     ========

    Changes in the reserve for obsolete inventory for the years ended December 31, 2002 and 2001 are as follows:

        (Amounts in thousands)	                 2002	      2001
                                                ------       ------
Reserve for obsolete inventory - beginning     $ (5,001)    $ (4,379)
Provision for obsolete inventory	         (4,193)      (1,991)
Write-offs	                                  5,122	       1,369
                                                 ------       ------
Reserve for obsolete inventory - ending	       $ (4,072)    $ (5,001)
                                               ========     ========

    The activity in the provision for obsolete inventory during 2002 included approximately $4.0 million of significant charges taken in the third quarter. Certain inventories were deemed obsolete in the quarter as the Company, in accordance with its restructuring plan, entered into arrangements to outsource certain international sign assembly operations and to discontinue the pursuit of certain European system sales related to the tracking of arcade devices. These charges amounted to approximately $1.0 million. Additionally, the Company wrote down slow-moving inventories for specialized electronic meters, slot machines and finished signs in the amount of approximately $3.0 million as targeted sales levels were not achieved.

    Of the approximately $4.0 million of charges taken in the third quarter of 2002, approximately $0.2 million are related to the Company's gaming operations business segment and approximately $3.8 million are related to the Company's product sales business segment.

    The activity in the provision for obsolete inventory during 2001 included approximately $2.2 million of significant charges taken in the fourth quarter. These charges were taken based on: a technological change related to energy savings in the Company's exterior sign business which rendered certain of its finished goods and raw materials obsolete (approximately $0.8 million)and is included in discontinued operations; the inability to sell certain slot machine tracking systems and components after exhaustive efforts (approximately $0.2 million); and other technological changes and excess and slow-moving inventory brought on from a general business decline (approximately $1.2 million).

    Of these charges, $1.4 million are related to the Company's product sales business segment.


5.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 2002 and 2001 consist of the following:

       (Amounts in thousands)	              2002	   2001
                                             ------       ------
Land	                                    $      -	 $  1,018
Buildings and leasehold improvements	         866	    3,734
Machinery and equipment	                       6,013	    6,501
Equipment leased to others	              29,385	   31,976
Furniture and fixtures	                       6,701	    8,663
Transportation equipment	               1,032	    1,140
                                              ------       ------
  Subtotal	                              43,997	   53,032
Less: accumulated depreciation	             (22,173)	  (21,245)
                                              ------       ------
  Total	                                    $ 21,824	 $ 31,787
                                            ========     ========

    Depreciation expense for property and equipment was approximately $9.2 million, $7.4 million and $6.0 million for the years ended December 31, 2002, 2001 and 2000, respectively


6.  GOODWILL AND INTANGIBLE ASSETS

    Intangible assets at December 31, 2002 and 2001 consist of the following:

	(Amounts in thousands)	            2002	 2001
                                           ------       ------
Perpetual license	                  $ 55,019     $ 55,019
Patent and trademark rights	            10,269	 10,891
Covenants not to compete	             9,847	  9,918
Software costs	                             2,158	  2,977
License fees	                               100	  2,357
Proprietary property rights / other	       834	  1,574
                                            ------       ------
  Subtotal	                            78,227	 82,736
Less:  accumulated amortization	           (20,389)	(19,909)
                                            ------       ------
  Total	                                  $ 57,838     $ 62,827
                                          ========     ========

    Goodwill at December 31, 2002 and 2001 consists of the following:

	(Amounts in thousands)	            2002	 2001
                                           ------       ------
Goodwill	                          $  4,974     $  5,240
Less: accumulated amortization	            (2,114)	 (2,234)
                                            ------       ------
  Total	                                  $  2,860     $  3,006
                                          ========     ========

    The change in the net carrying amount of intangible assets and goodwill during the year ended December 31, 2002, is due primarily to impairment charges and amortization expense. See Footnote 10.

    In accordance with SFAS No. 142, the company performs an impairment analysis on all of its long-lived and intangible assets on a quarterly basis. For indefinite lived assets including perpetual licenses and goodwill, an independent valuation is performed annually, to determine if any impairment has occurred. An independent valuation test as of January 1, 2002, and September 30, 2002, did not result in any impairment.

    In connection with the adoption of SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the years ended December 30, 2001 and 2000 to the amounts adjusted for the elimination of amortization expense recorded on goodwill and intangible assets prior to the adoption of SFAS No. 142, net of income taxes, is as follows:

				         Net        Basic      Diluted
    	(Amounts in thousands)	        Loss  	     EPS	 EPS
                                       ------       -----       -----
For the year ended December 31, 2001
  Reported amount	             $ (9,700)    $ (0.83)    $ (0.83)
  Add back:  goodwill and intangible
    asset amortization	                1,782	     0.15        0.15
                                       ------      ------      ------
         Adjusted amount	     $ (7,918)	  $ (0.68)    $ (0.68)
                                     ========     =======     =======

For the year ended December 31, 2000
  Reported amount	             $(22,105)	  $ (2.02)    $ (2.02)
  Add back:  goodwill and intangible
    asset amortization	                1,037	     0.09        0.09
                                       ------      ------      ------
         Adjusted amount	     $(21,068)	  $ (1.93)    $ (1.93)
                                     ========     =======     =======

    The net carrying value of goodwill and other intangible assets as of December 31, 2002 is comprised of the following:

(Amounts in thousands)			   Net Amount Allocated by Segment

                                     Gaming      Product
                                   Operations     Sales        Corporate      Total
			             ------	  ------        ------       ------
Goodwill	                    $  2,860	 $      -     $      -	    $  2,860
Indefinite life intangible asset
   (perpetual license)	              50,532	        -	     -        50,532
Definite life intangible assets
   (see detail below)	               3,879	    1,362	 2,065	       7,306
                                     -------      -------       -------      -------
  Total	                            $ 57,271	 $  1,362     $  2,065	    $ 60,698
                                    ========     ========     ========      ========

    The net carrying value of goodwill ($2.9 million) as of December 31, 2002 is included in the geographic operations of North America ($2.5 million) and Australia / Asia ($0.4 million).

    Definite life intangible assets as of December 31, 2002, subject to amortization, are comprised of the following:

                                       Gross
                                      Carrying    Accumulated
  (Amounts in thousands)               Amount	 Amortization	   Net
	                               ------       ------       ------
Patent and trademark rights	     $ 10,269     $ (5,806)     $  4,463
Covenants not to compete	        9,847	    (8,953)	     894
Software development costs	        2,158	      (829)	   1,329
License fees	                          100	       (21)	      79
Proprietary property rights / other	  834	      (293)	     541
                                       ------       ------        ------
    Total	                     $ 23,208	  $(15,902)	$  7,306
                                     ========     ========      ========

    Amortization expense for definite life intangible assets was approximately $3.0 million, $4.2 million and $4.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

    	  (Amounts in thousands)

		2003		$   2,388
		2004		    1,540
		2005		    1,416
		2006		    1,168
		2007		      277
		Thereafter	      517
                                   ------
		  Total	        $   7,306
                                =========

7. 	ACCRUED LIABILITIES

    Accrued liabilities at December 31, 2002 and 2001 consist of the following:

       (Amounts in thousands)	            2002	 2001
                                           ------       ------
Payroll and related costs	          $  1,897     $  2,313
Income taxes	                             2,726	  2,318
Interest	                             2,132	  2,213
Royalties	                             1,455	  2,024
Restructuring and severance expense	     2,157	      -
Other	                                       874	    448
                                            ------       ------
	Total	                          $ 11,241     $  9,316
                                          ========     ========

8.	RESTRUCTURING EXPENSE

    During the third quarter of 2002, the Company initiated a restructuring plan for certain of its operations. The restructuring plan was designed to achieve various objectives, principally related to reducing costs, streamlining operations and improving financial performance on an ongoing basis. The Company's Board of Directors approved the plan in August 2002, which was subsequently acted upon by management during the third quarter of 2002. The principal restructuring initiatives included:

     *	Replacing the Chief Executive Officer, Chief Financial Officer and
          certain other executives;
     *  Eliminating approximately 20% of the Company's permanent work force;
     *	Divesting non-core business units and product lines;
     *	Disposing under-utilized assets;
     *	Consolidating interior sign production capacity into one facility;
     *	Streamlining certain of the Company's warehousing and slot route assembly operations; and
     *	Outsourcing and streamlining certain of the Company's international sign operations.

    As a result of implementing the above initiatives, the Company recorded certain restructuring expenses, severance expenses, a loss from discontinued operations and certain other significant operating costs during the third quarter 2002. The Company also recorded an impairment loss relating to certain of its indefinite and definite-lived intangible assets, property and equipment and inventories. These impairment charges were recorded based on valuation analyses whereby it was determined that cash flow, earnings and other key operational criteria no longer supported the carrying values of these assets. In addition, the Company took a charge to write-down the assets of its exterior sign operations, net of expected proceeds. The charges totaled $27.8 million for the third quarter and $28.0 million for the year ended December 31, 2002, and are described below and in Footnotes 9 and 10.

    Included in the restructuring expense caption for the year ended December 31, 2002 of approximately $0.9 million are principally non-officer employee severance costs for approximately 130 terminated employees related to a restructuring plan. Excluding the Company's research and development and sales personnel, all employee groups within the Company were affected by the terminations. At December 31, 2002, approximately $0.1 million of the restructuring expense was unpaid.

    Additionally, a restructuring charge of approximately $3.3 million was taken to accrue the present value of long-term building lease commitments which, in accordance with the actions taken by the Company, will not be utilized as of specified dates as certain business operations have been streamlined, consolidated or divested. The leases are for one building located in Gulfport, Mississippi and for two buildings located in Las Vegas,
Nevada.   The building lease in Mississippi has a term which expires in approximately 4 years, while the two leases in Nevada have terms expiring in July 2004 and in 2017. On a quarterly basis through July 2004, the Company plans to remit cash of approximately $0.3 million under the lease agreements. Subsequent to July 2004, the Company plans to remit cash of approximately $0.1 million quarterly. At December 31, 2002 approximately $3.4 million remains unpaid. The Company is subleasing one of the Las Vegas Buildings and is currently seeking tenants for subleasing the other buildings.

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


9.    SEVERANCE EXPENSE

    Included in the severance expense caption in the Company's consolidated statement of operations for the year ended December 31, 2002 are charges for the separation and post-employment agreements of the Company's former CEO, CFO and another officer. Including severance and other provisions of the agreements, the total charge was approximately $4.8 million of which $1.8 million was a cash charge paid during the three months ended September 30, 2002. Approximately $0.6 million of the severance expense was applied by the former CEO and CFO to repay outstanding loans and advances owed to the Company. At December 31, 2002, approximately $2.3 million remained unpaid to these individuals. However, in March 2003, the Company paid its former CEO all remaining amounts owed him totaling $1.4 million in conjunction with his retirement as Chairman of the Board of Directors. On a quarterly basis through July 2003, the remaining required quarterly payments to the individuals approximate $0.2 million. Subsequent to July 2003 to August 2006, the Company is required to pay approximately $0.2 million annually.


10.    IMPAIRMENT LOSS

Year ended December 31, 2002

    An impairment loss was recorded during the third quarter of 2002 for certain definite-lived intangible assets. Management ascertained that the actual and targeted revenues, earnings and cash flows generated from the assets, no longer supported certain of its definite-lived intangible assets. Based thereon, the Company recorded approximately $3.9 million in write-downs of these impaired intangible assets. The write-downs consisted primarily of a license agreement related to certain table game hardware of approximately $1.0 million, software costs related to Monopoly(r) table games of approximately $0.6 million, proprietary rights and software development costs related to our table game tracking system of approximately $1.5 million and capitalized costs associated with patents that are no longer deemed useful of approximately $0.7 million.

    The Company maintains certain indefinite-lived intangible assets as part of its consolidated financial statements, principally in a perpetual license related to its casino table game operations and, to a limited extent, goodwill related to its slot route operations and international operations. A valuation test as of January 1, 2002 did not result in any impairment. However, as a result of the Company's divestiture of its Latin American Subsidiary, goodwill related to the Latin American subsidiary was deemed to have been impaired during the third quarter of 2002. Therefore, the Company recorded a goodwill impairment loss of approximately $0.4 million.

    In connection with the restructuring initiatives and a third quarter valuation review of its long-lived assets, the Company determined that the assets described below no longer generated sufficient cash flow to support their carrying value. These assets are comprised of approximately 200 reel-spinning slot machines and certain non-branded assets including MoneyTime(tm), a proprietary jackpot system consisting of slot machines, signs, meters and related electronics. The impairment charge recorded in the third quarter of 2002 related to these assets totaled approximately $1.7 million.
Additionally, the Company decided to no longer use certain trade show equipment, after returning from its annual trade show in September 2002, and recorded a charge for approximately $0.2 million, in the third quarter of 2002.

Year ended December 31, 2001

    Two of the Company's operating units operated at losses during 2001. Although the Company initially believed future business plans during 2001 did not necessitate impairment losses relating to these operating units, the downturn in the economy in the latter part of 2001 and an assessment of the backlog of these operating units in the fourth quarter of 2001 and the first quarter of 2002 caused the Company to record an impairment loss of approximately $0.5 million, principally for goodwill of two of these operating units. These charges relate to our corporate and product sales operations.

    Additionally, the Company decided in the fourth quarter that it would no longer use certain long-lived nonoperating assets. Since these assets, principally related to trade shows, non-compete agreements and slot route revenue production, were deemed to no longer benefit the Company, the Company recorded an impairment charge of approximately $1.2 million. These charges relate to our corporate operations and our gaming operations business segment.

Year ended December 31, 2000

    During the fourth quarter 2000, an analysis of present and future cash flows from certain assets related to older slot machine product lines revealed the these assets were impaired, resulting in asset write-offs totaling approximately $6.5 million. Specifically, cash flows from the Company's Flip-It(tm) and P & M Coin products could no longer support the carrying value of these assets. Based on the future cash flow and earnings projections from these older assets, management decided in the fourth quarter of 2000 to write off the net book value of these assets of approximately $2.4 million. In addition, the Company wrote off assets from its surveillance and security systems operations of approximately $0.7 million due to similar impairment issues reflecting the projected cash flow and earnings projections from such assets. The Company also wrote off approximately $3.4 million of prepaid royalties related to a certain licensing agreement previously deemed to be realizable. This write-off was based on the repositioning analysis performed at the end of 2000 when it appeared that sales opportunities became less likely. All of these charges relate to our product sales business segment.

    In early 2001, the Company received an adverse verdict in a patent lawsuit. Accordingly, a $1.5 million jury award plus related legal costs of approximately $1.7 million were incurred in the fourth quarter of 2000. These charges relate to our corporate operations.


11.   DEBT AND CAPITAL LEASES

    Long - term debt and capital leases at December 31, 2002 and 2001 consists of the following:

CAPTION>
            (Amounts in thousands)	                        2002           2001
                                                               ------         ------
11.875% Senior Secured Notes due August 15, 2008,
  net of unamortized discount of $4,732 and $5,567	      $100,268	     $ 99,433
Capital leases secured by transportation, gaming
  and manufacturing equipment, interest rates between
  4.1% and 13.19% and due through 2006. The related
  capitalized cost for these leases is $5,425 and $6,767         2,137	        4,191
Unsecured promissory note to TAB, Ltd. bearing interest
  at 5%, principal and interest due June 30, 2005	           284		    -
Notes payable secured by transportation and office equipment,
  interest rates between 0% to 12% due through 2004	           109	          145
Unsecured notes payable to individuals bearing interest at
  10% due through 2003	                                            44		  185
Other 	                                                           142	          194
                                                               -------        -------
  Total	                                                       102,984	      104,148
Less: current portion	                                        (1,654)	       (2,381)
                                                               -------        -------
Long - term portion	                                      $101,330	     $101,767
                                                              ========       ========

Following is the long - term debt maturity schedule:

         (Amounts in thousands)
		2003	 	 $   1,654
		2004		       722
		2005			53
		2006		       287
		2007	                 -
		Thereafter	   100,268
                                   -------
		  Total	         $ 102,984
                                 =========

    In February 2002, the Company completed the acquisition of a $17.5 million working capital revolving line of credit facility (the "Facility") with Foothill Capital Corporation ("Foothill"). Borrowings under the Facility are based on (i) eligible accounts receivable, as defined, up to $7.5 million with interest at LIBOR plus 2.75% or prime plus 0.75% and (ii) Table Game EBITDA, as defined, up to $10.0 million with interest at prime plus a range of 2.0% to 3.5% depending on Debt Coverage Ratios, as defined in the Facility. Any borrowings under the Facility are secured by a first secured interest in substantially all of the Company's assets. The Company pays a 0.5% per annum unused line fee. The Facility has early payoff penalties during the term of the line at 3.0% during the first year, 2.0% during the second year, and 1.0% during the third year. The Facility has an initial term of three years and includes certain restrictive financial covenants, including maintenance of $20.0 million of annual EBITDA, minimum table games revenue of $0.8 million monthly and a table game installed base of not less than 600 games. At June 30 and September 30, 2002, the Company was not in compliance with its covenant to maintain minimum amounts of annual EBITDA. The Company and Foothill subsequently amended the EBITDA covenant to require the Company to maintain a trailing twelve months EBITDA of $15.0 million for each of the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003. The calculation of EBITDA was also amended to allow for certain non-cash charges to be excluded. The EBITDA covenant increases to $17.0 million for the quarter ended June 30, 2003 and increases to the original amount of $20.0 million for the quarter ended September 30, 2003 and each quarter thereafter for the remaining term of the Facility. The capacity of the Facility will be $12.5 million until the Company has achieved EBITDA of $20.0 million for three consecutive quarters, at which point the capacity of the Facility will revert to the original $17.5 million. At December 31, 2002, the Company was in compliance with the financial covenants associated with the Facility.

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

    On August 22, 2001, the Company completed the private placement of $105.0 million of its 11.875% Senior Secured Notes due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. Interest payments of approximately $6.2 million are due on May 1 and November 1 until 2008. The Senior Secured Notes due 2008 are secured by a security interest in certain of the Company's assets and certain assets of its subsidiaries. On or after August 15, 2005, the Company will have the right to redeem all or some of the notes at a price that will decrease over time from 105.938% of the principal amount in 2005 to 100.0% of the principal amount in 2007, plus accrued and unpaid interest. The Senior Secured Notes due 2008 include a covenant whereby the Company may only purchase additional slot machines if it maintains $5.0 million of available liquidity, as defined. The Company is in compliance with this covenant as of December 31, 2002.

    Each warrant issued entitles the holder to purchase four shares of our common stock at a price of $7.70. The warrants expire on August 15, 2008. The fair market value of the warrants at date of issue was recorded as additional paid in capital.

    During 2001, the Company entered into two sale - leaseback transactions with various third party finance companies. The transactions involve gaming equipment, have terms of 40 months and 44 months and are being treated as capital leases. Proceeds from these sale - leaseback transactions totaled $2.0 million.

12.   COMMITMENTS AND CONTINGENCIES

    We lease certain of our facilities and equipment under various agreements for periods through the year 2017. The following schedule shows the future minimum rental payments required under these operating leases, which have initial or remaining non - cancelable lease terms in excess of one year as of December 31, 2002:
			Net
	                        Minimum	        Sublease 	Minimum
  (Amounts in thousands)	Payments	Rentals	        Payments
	2003	                $  9,031	$  (200)	$  8,831
	2004	                   4,189	   (240)	   3,949
	2005	                   2,388	   (240)	   2,148
	2006	                   2,225	      -	           2,225
	2007	                   2,135	      -	           2,135
	Thereafter	           9,403	      -	           9,403
                                 -------        -------          -------
	  Total	                $ 29,371	$  (680)	$ 28,691
                                ========        =======         ========

    Rent expense was $8.8 million, $7.7 million and $4.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    In March 2002, the Company entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for a new slot machine introduction. These purchases will total approximately $3.5 million. As of December 31, 2002, the Company has not purchased any slot machines under this agreement. In March 2003, the Company paid $0.3 million to the supplier to be used as an advance against future slot machine purchases or as part of the cancellation fee.

    A former supplier to the Company has alleged that the Company has an outstanding commitment to purchase certain electronic components in the amount of approximately $0.5 million. The Company does not believe that the amount or the alleged contractual relationship are valid and does not plan to acquire the components.

    A lease agreement for a building in Las Vegas, NV contains a minimum net worth requirement stating that if the net worth of the Company falls below a specified threshold, the Company must provide the landlord with a letter of credit to secure future rent payments. During the years ended December 31, 2001 and 2002, the Company's minimum net worth did not meet the requirements under the lease agreement. Because of the violations, the Company paid $0.8 million for a letter of credit to secure future rent payments and potentially could be obligated to purchase an additional $2.2 million letter of credit.

    The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations.


13.  INCOME TAXES

    The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consist of:

     (Amounts in thousands)	   2002	           2001	          2000
                                  ------          ------         ------
  Current			$    456	$      -	$      -
  Deferred	                       -	       -	       -
                                  ------          ------          ------
	   Total provision	$    456	$      -	$      -
                                ========        ========        ========

Continuing operations	        $  1,480	$    847	$    574
Discontinued operations	          (1,024)	    (847)	    (574)
                                 -------         -------         -------
	Total provision	        $    456 	$      -	$      -
                                ========        ========        ========

    The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 differs from the amount computed at the federal income tax statutory rate as a result of the following:

 (Amounts in thousands)	                 2002	   %	        2001	  %	       2000	 %
                                        ------    ---          ------    ---          ------    ---
Amount at statutory rate	     $ (13,266)	 (35.0)%     $ (3,395)  (35.0)%     $ (7,737)  (35.0)%
Adjustments:
  State income tax and other	            15	   0.0 %	 (142)	 (1.5)%	        (150)	(0.7)%
  Non-deductible expenses	           120	   0.3 %	   47	  0.5 %	          98	 0.4 %
  Prior year adjustment of deferred
    tax	                                   331	   0.9 %	3,719	 38.4 %         (682)	(3.1)%
  Tax credits	                             -	     -    	 (200)	 (2.1)%	          16	 0.1 %
  Valuation allowance	                13,256 	  35.0 %	  (29)	 (0.3)%	       8,455	38.3 %
                                       -------                -------                -------
        Total provision	             $     456	   1.2 %     $      -	    -       $      -	   -
                                     =========               ========               ========

    The components of the net deferred tax liability at December 31, 2002 and 2001 consist of the following:

             (Amounts in thousands)	         2002	      2001
                                                ------       ------
Deferred tax assets:
    Current:
    Inventory book / tax differences	     $   2,634	  $   3,961
    Prepaid expenses and other	                   679	      1,221
    Patent litigation	                             -  	 93
                                               -------      -------
	Subtotal	                         3,313	      5,275

Noncurrent:
    Deferred revenue	                     $   1,067	  $     382
    Tax credits	                                 1,388	      1,354
    Intangible assets	                           519	        294
    Net operating loss carryforward	        24,992	      9,946
    Valuation allowance	                       (21,682)	     (8,426)
                                               -------      -------
        Subtotal	                         6,284	      3,550
                                               -------      -------
          Total deferred tax assets	         9,597	      8,825

Deferred tax liabilities:
Current:	                                     -	          -
Noncurrent:
  Perpetual license	                        18,150	     17,939
  Sale leaseback	                         1,015	      1,245
  Property and equipment and other	         3,233	      2,442
                                               -------      -------
       Subtotal	                                22,398	     21,626
                                               -------      -------
	Total deferred tax liabilities	        22,398	     21,626
                                               -------      -------
Net deferred tax liability	             $  12,801	  $  12,801
                                             =========    =========

    At December 31, 2002, the Company had federal and alternative minimum tax ("AMT") net operating loss carryforwards of approximately $68.4 million and $53.8 million, which will begin to expire after the year ended December 31, 2018. The Company also had General Business and AMT tax credit carryforwards of approximately $1.1 million and $0.3 million, respectively. At December 31, 2002, a valuation allowance was recorded to reduce the deferred tax asset because recognition of the tax benefit could not be assured.

14.	EARNINGS PER SHARE

    The following table provides a reconciliation of basic and diluted income
(loss) per share:

(Amounts in thousands                                Dilutive
except per share amounts)	                       Stock
                                           Basic      Options       Diluted
	                                   -----       -----         -----
For the year ended December 31, 2002:
     Net loss	                        $ (37,903)     $    -	  $ (37,903)
     Weighted average shares	           12,843		     12,843
     Per share amount	                $   (2.95)     $    -	  $   (2.95)
                                        =========      ======     =========

For the year ended December 31, 2001:
     Net loss	                        $  (9,700)     $    -	  $  (9,700)
     Weighted average shares	           11,750		     11,750
     Per share amount	                $   (0.83)     $    -	  $   (0.83)
                                        =========      ======     =========

For the year ended December 31, 2000:
     Net loss	                       $  (22,105)     $    -	 $  (22,105)
     Weighted average shares	           10,968		     10,968
     Per share amount	               $    (2.02)     $    -	 $    (2.02)
                                        =========      ======     =========

    Dilutive stock options of approximately 243,000, 332,000 and 126,000 for the years ended December 31, 2002, 2001 and 2000, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.


15. 	BENEFIT PLANS

    The Company adopted a savings plan (the "401(k) Plan") qualified under
Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees who are not covered by a collective bargaining unit. The Company's matching contributions for 2002, 2001 and 2000 were approximately $0.2 million, $0.2 million and $0.2 million, respectively.


16. 	STOCK BASED COMPENSATION PLANS

    In 1993, the Company adopted, and in 1996, 1997 and 1999 amended, (i) a Stock Option Plan under which non-qualified and incentive stock options
(as defined by the Internal Revenue Code) to purchase up to 2.9 million shares of the Company's Common Stock which may be issued to officers, directors (other than non-employee directors), employees, consultants, advisers, independent contractors and agents and (ii) a Director Plan under which stock options to purchase up to 0.3 million shares of the Company's Common Stock which may be issued only to non-employee directors. Generally, options have been granted at the fair market value on the date of grant and typically become exercisable at the rate of 20% of the options granted on each of the first through the fifth anniversaries of the date of the grant. Furthermore, options are normally granted with a term of ten years. The Company accounts for these plans under Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, under which no compensation cost has been recognized.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 2000 through 2002 grants: risk-free interest rate at the date of grant which ranged from 3.125% to 7.78%; expected dividend yield of 0.0%; expected life of the option from 1 to 6 years; and expected volatility between 50 and 60 percent.

    A summary of the status of the Company's stock option plans at December 31, 2002, 2001 and 2000 and changes during the years then ended is presented in the table below:

	                               2002                  2001              	     2000
(Amounts in thousands               ----------            ----------              ----------
except per option amounts)		  Wtd. Avg.	         Wtd. Avg.  	        Wtd. Avg.
		                          Exercise               Exercise	        Exercise
	                        Options   Price	       Options   Price        Options   Price
Director Plan:
 Options, beginning of year	   275	   $5.78	  215	  $5.97	         160	 $5.64
 Granted	                    55	    5.93	   60	   5.10	          55	  6.94
 Exercised	                     -                      -		           -
 Cancelled	                   (73)	    6.17	    -		           -
                                  ----                   ----                   ----
 Options, end of year	           257	    5.70	  275	   5.78	         215	  5.97

 Exercisable at end of year	   157	    5.62	  162	   6.07	         113	  6.25
				  ====                   ====                   ====
Weighted average fair value of
  options granted during the year          $4.30		  $3.74		         $4.89
                                           =====                  =====                  =====

Employee Plan:
 Options, beginning of year	 1,890	   $5.57	1,763	  $5.71	       1,954	 $5.75
 Granted	                   468	    5.69	  534	   4.34	         394	  5.51
 Exercised	                   (42)	    4.83	  (67)	   4.07	        (194)	  4.30
 Cancelled	                  (248)     4.68	 (340)	   4.67	        (391)	  6.38
                                 -----                  -----                  -----
 Options, end of year	         2,068	    4.82	1,890	   5.57	       1,763	  5.71

 Exercisable at end of year	 1,407	    4.79	  978	   4.58	         827   	  4.45
                                 =====                  =====                  =====
Weighted average fair value of
  options granted during the year          $4.14		  $3.21		         $4.16
                                           =====                  =====                  =====

    The following table summarizes information concerning options outstanding and options exercisable as of December 31, 2002:


(Amounts in thousands	             Options Outstanding                 Options Exercisable
except per option amounts)		  Weighted
		                          Average	Weighted	            Weighted
	                        Number	  Remaining	Average	          Number    Average
	                        of	  Contractual	Exercise	  of        Exercise
Range of Exercise Prices	Options	  Life	        Price	          Options   Price
                                ------     ------       ------            ------    ------
Director Plan:
  $2.75 - $4.06	                  39	     6.2	$ 2.98	            39	     $ 2.98
  $4.37 - $5.50	                 141	     7.5	  5.33	            55	       4.86
  $7.25 - $9.25	                  72	     6.5	  7.10	            58	       7.13
  $17.25	                   5	     0.9	 17.25	             5	      17.25
                                ----                                      ----
	                         257			                   157
                                ====                                      ====
Employee Plan:
  $3.00 - $4.50	               1,114	     5.4	$ 4.01	           866	     $ 4.11
  $4.56 - $6.75	                 659   	     7.7	  5.01	           359	       5.02
  $6.87 - $10.00	         295	     6.9	  7.51	           182	       7.53
                               -----                                      ----
	                       2,068			                 1,407
                               =====                                     =====


    Along with the above-discussed stock option plans, the Company may from time to time grant stock warrants to various licensors as well as other individuals with whom the Company does business. In 1998, the Company entered into various licensing agreements with Hasbro, Inc. and Hasbro International, Inc. (together, "Hasbro") which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Yahtzee(r), Monopoly(r) and Battleship(r). In exchange for these license agreements, the Company granted Hasbro warrants to purchase up to 125,000 shares of the Company's common stock for each license at an average exercise price of $5.70 per share. In connection with licenses to other properties, the Company has issued an additional 375,000 warrants which were not vested at December 31, 2002. In addition, the Company entered into a licensing agreement with Ripley Entertainment which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademark for Ripley's Believe It or Not!(r), in exchange for which the Company granted Ripley's Entertainment to purchase up to 35,000 shares of the Company's common stock at an exercise price of $6.75 per share. At December 31, 2002, warrants to purchase 535,000 shares of the Company's common stock were issued and vested with a fair market value of approximately $1.9 million.


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

    At December 31, 2002, net accounts and installment sales receivable by region, as a percentage of total receivables, at December 31, 2002 were as follows:
		                        Installment
                         Accounts         Sales
	                 Receivable     Receivable	Total
                           ------         ------        ------
Domestic region	            73.2%          6.1%          79.3%
International region:
  Australia / Asia	    10.3	     -	         10.3
  Europe / Africa	     9.4	     -	          9.4
  Other international	     1.0	     -	          1.0
                           -----         -----          -----
  Total international	    20.7	     -	         20.7
                           -----         -----          -----
          Total	            93.9%	   6.1%	        100.0%
                           =====         =====          =====

18.	 GUARANTOR FINANCIAL STATEMENTS

    The Company's domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of 11.875% Senior Secured Notes due 2008.

    The financial statements for the guarantor subsidiaries follow:

                                       CONSOLIDATING CONDENSED BALANCE SHEETS
(Amounts in thousands)                           December 31, 2002

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
ASSETS
Current Assets:
 Cash                           $ 14,444     $    (14)      $  1,845     $      -       $ 16,275
 Accounts receivable, net          6,736        4,280          3,105            -         14,121
 Inventories, net                  5,311        2,903          2,364            -         10,578
 Other current assets              3,613        5,142            299            -          8,054
                                  ------       ------         ------       ------         ------
   Total current assets           29,104       12,311          7,613            -         49,028

Property and equipment, net        7,086       14,307            431            -         21,824
Intangible assets                 54,939        5,370            389            -         60,698
Investments in subsidiaries        6,128            -              -       (6,128)             -
Other assets                       8,898        1,545              -            -         10,443
                                 -------      -------        -------      -------        -------
      Total assets              $106,155     $ 33,533       $  8,433     $ (6,128)      $141,993
                                ========     ========       ========     ========       ========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities             $ 18,207     $  4,367       $  4,465     $      -       $ 27,039
Inter-company transactions       (24,174)      19,790          4,384            -              -
                                  ------       ------         ------       ------         ------
    Total current liabilities     (5,967)      24,157          8,849            -         27,039

Long-term debt, net              100,694          580             56            -        101,330
Other liabilities, long term       4,239          183              -            -          4,422
Deferred tax liability            14,101        2,013              -            -         16,114

Stockholders' equity (deficit)    (6,912)       6,600           (472)      (6,128)        (6,912)
                                 -------      -------        -------      -------        -------
Total liabilities and stock-
  holders' equity (deficit)     $106,155     $ 33,533       $  8,433     $ (6,128)      $141,993
                                ========     ========       ========     ========       ========

                                     CONSOLIDATING CONDENSED BALANCE SHEETS

(Amounts in thousands)                           December 31, 2001

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
ASSETS
Current Assets:
 Cash                           $ 14,354     $   (185)      $  1,037     $      -       $ 15,206
  Accounts receivable, net     	  12,407        4,539          1,827            -         18,773
  Inventories, net	           7,729        5,546          2,666            -         15,941
  Assets of disposal group             -        4,739              -            -          4,739
  Other current assets	           2,542        6,699            218            -          9,459
                                  ------       ------         ------       ------         ------
    Total current assets	  37,032       21,338          5,748            -         64,118

Property and equipment, net	  10,824       20,553            410            -         31,787
Intangible assets	          60,048        5,389            396            -         65,833
Investments in subsidiaries	  14,017            -              -      (13,754)           263
Other assets	                  11,864        1,722              -            -         13,586
                                 -------      -------        -------      -------        -------
Total assets	                $133,785     $ 49,002       $  6,554     $(13,754)      $175,587
                                ========     ========       ========     ========       ========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities	        $ 15,446     $  5,571       $  2,697     $      -      $  23,714
Liabilities of disposal group          -        1,161              -            -          1,161
Intercompany transactions        (26,845)      22,458          4,387            -              -
                                  ------       ------         ------       ------         ------
  Total current liabilities      (11,399)      29,190          7,084            -         24,875

Long-term debt, net 	          99,847        1,849             71            -        101,767
Other liabilities, long term	   1,035        1,180              -            -          2,215
Deferred tax liability            15,648        2,428              -            -         18,076

Stockholders' equity (deficit)    28,654       14,355           (601)     (13,754)        28,654
                                 -------      -------        -------      -------        -------
Total liabilities and stock-
  holders' equity (deficit)     $133,785     $ 49,002       $  6,554     $(13,754)      $175,587
                                ========     ========       ========     ========       ========


                          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)                Year Ended December 31, 2002

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
Revenues                        $ 59,840     $ 34,484       $ 18,186     $ (9,922)      $102,588
Cost of sales                     29,770       15,416         13,818       (7,196)        51,808
Selling, general and admin
  expenses                        27,768       21,329          4,150            -         53,247
Restructuring expense              2,942        2,391            285            -          5,618
Severance expense                  4,774            -              -            -          4,774
Impairment loss                    4,521        1,740              -            -          6,261
                                 -------      -------        -------      -------        -------
  Operating loss                  (9,935)      (6,392)           (67)      (2,726)       (19,120)

Equity in earnings of
  subsidiaries                   (10,419)           -              -       10,419              -
Interest expense                 (15,036)        (282)          (371)           -        (15,689)
Other income and (expense)           269         (231)           337            -            375
                                 -------      -------        -------      -------        -------
  Income (loss) from
    continuing operations
    before income taxes          (35,121)      (6,905)          (101)       7,693        (34,434)
Income tax (provision) benefit    (2,782)       1,308             (6)           -         (1,480)
                                 -------      -------        -------      -------        -------
  Income (loss) from
    continuing operations        (37,903)      (5,597)           107)       7,693        (35,914)
Loss from discontinued
  operations, net of income
  tax benefit                          -       (1,989)             -            -         (1,989)
                                 -------      -------        -------      -------        -------
    Net income (loss)           $(37,903)    $ (7,586)      $    107)    $  7,693       $(37,903)
                                ========     ========       ========     ========       ========



                           CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(Amounts in thousands)               Year Ended December 31, 2001

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
Revenues	                $ 63,431     $ 37,093       $  9,947     $(12,310)      $ 98,161
Cost of sales	                  30,058       12,607          6,603       (7,915)        41,353
Selling, general and admin
  expenses	                  29,103       16,646          3,376            -         49,125
Impairment loss	                   1,041          306            309            -          1,656
                                 -------      -------        -------      -------        -------
  Operating income (loss)          3,229        7,534           (341)      (4,395)         6,027

Equity in earnings of
  subsidiaries	                  (2,359)           -              -        2,359              -
Interest expense	         (11,180)        (307)          (232)           -        (11,720)
Loss on early retirement of debt  (3,135)           -              -            -              -
Other income and (expense)	   1,565          105            (50)           -          1,620
                                 -------      -------        -------      -------        -------
  Income (loss) from
    continuing  operations
    before income taxes          (11,880)       7,331           (623)      (2,036)        (7,028)
Income tax (provision) benefit	   2,180       (3,027)             -            -           (847)
                                  ------       ------         ------       ------         ------
  Income (loss) from
    continuing operations 	  (9,700)       4,304           (623)      (2,036)        (8,055)
Loss from discontinued
  operations, net of income
  tax benefit                          -       (1,531)             -            -         (1,531)
                                 -------      -------        -------      -------        -------
Net income (loss)	        $ (9,700)    $  2,659       $   (623)    $ (2,036)      $ (9,700)
                                ========     ========       ========     ========       ========



                           CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)               Year Ended December 31, 2000

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
Revenues	                $ 64,353     $ 26,516        $ 8,702     $(14,167)      $ 85,404
Cost of sales	                  27,580       16,436          7,394      (10,110)        41,300
Selling, general and admin
  expenses	                  31,382        9,923          2,803            -         44,108
Write-off of assets and other	   5,921        3,931              -            -          9,852
                                 -------      -------        -------      -------        -------
Operating loss	                    (530)      (3,774)        (1,495)      (4,057)        (9,856)
Equity in earnings of
  subsidiaries	                 (10,611)           -              -       10,611              -
Interest expense	         (10,105)        (308)           (85)           -        (10,498)
Other income and (expense)	      71          (74)           (59)           -            (62)
                                 -------      -------        -------      -------        -------
  Income (loss) from
    continuing operations
    before income taxes          (21,175)      (4,156)        (1,639)       6,554        (20,416)
Income tax provision (benefit)	    (930)         356              -            -           (574)
                                 -------      -------        -------      -------        -------
  Income (loss) from
    continuing operations        (22,105)      (3,800)        (1,639)       6,554        (20,990)
Loss from discontinued
  operations, net income
  tax benefit	                       -       (1,115)             -            -         (1,115)
                                 -------      -------        -------      -------        -------
Net income (loss)	        $(22,105)    $ (4,915)      $ (1,639)    $  6,554       $(22,105)
                                ========     ========       ========     ========       ========

                                  CONSOLIDATING CONDENSED CASH FLOW STATEMENTS

(Amounts in thousands)            For the Twelve Months Ended December 31, 2002

                                                               Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
Net cash provided by (used
  in) operating activities      $    300     $   (524)       $   962     $      -       $    738

Cash flows from investing
  activities:
  Purchase of property and
    equipment	                    (393)        (260)          (305)           -           (958)
  Proceeds from sale of
    equipment	                   1,772            -              -            -          1,772
  Cash provided by
    discontinued operations	       -        2,592              -            -          2,592
  Other investing activities	    (990)           -              -            -           (990)
                                 -------      -------        -------      -------        -------
Net cash provided by (used
  in) investing activities           389        2,332           (305)           -          2,416

Cash flows from financing
  activities:
  Proceeds from long-term debt	       -            -             54            -             54
  Principal payments on long-
    term debt	                    (211)           -            (73)           -           (284)
  Principal payments on capital
    leases	                    (696)      (1,463)            (4)           -         (2,163)
  Principal payments on
    deferred license fees	    (439)           -              -            -           (439)
  Proceeds from issuance of
    common stock and warrants	     743            -              -            -            743
  Proceeds from notes
    receivable-stockholders	     227            -              -            -            227
  Purchase of treasury stock	    (223)           -              -            -           (223)
                                 -------      -------        -------      -------        -------
Net cash used in financing
  activities	                    (599)      (1,463)           (23)           -         (2,085)
                                 -------      -------        -------      -------        -------
Increase in cash and cash
  equivalents	                      90          345            634            -          1,069
Cash and cash equivalents,
  beginning of period	          14,354         (185)         1,037            -         15,206
                                 -------      -------        -------      -------        -------
Cash and cash equivalents,
  end of period	                $ 14,444     $    160       $  1,671      $     -       $ 16,275
                                ========     ========       ========     ========       ========


                                 CONSOLIDATING CONDENSED CASH FLOW STATEMENTS

(Amounts in thousands)           For the Twelve Months Ended December 31, 2001

                                                               Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
Net cash provided by (used in)
  operating activities	        $   (959)     $  7,334       $  1,214     $      -      $  7,589

Cash flows from investing
  activities:
  Purchase of inventory for
    lease to others	               -       (12,955)             -            -       (12,955)
  Proceeds from sale-
    leaseback transactions	       -         3,500              -            -         3,500
  Purchase of property and
    equipment	                  (1,458)         (488)          (106)           -        (2,052)
  Proceeds from note receivable,
    sale of  subsidiary	             100             -              -            -           100
  Cash provided by discontinued
    operations	                       -         1,852              -            -         1,852
  Other investing activities	  (1,065)          123              -            -          (942)
                                 -------       -------        -------      -------       -------
Net cash used in investing
  activities	                  (2,423)       (7,968)          (106)           -       (10,497)

Cash flows from financing
  activities:
  Proceeds from long-term debt	  99,410             -            260            -        99,670
  Debt issuance costs	          (7,975)            -              -            -        (7,975)
  Principal payments on long-
    term debt	                 (82,450)            -           (635)           -       (83,085)
  Proceeds from issuance of
    common stock and warrants	   9,352             -              -            -         9,352
  Other financing activities	  (1,141)          739              7            -          (395)
                                 -------       -------        -------      -------       -------
Net cash provided by (used in)
  financing activities	          17,196           739           (368)           -        17,567

Increase in cash and cash
  equivalents	                  13,814           105            740            -        14,659
Cash and cash equivalents,
  beginning of period	             540          (290)           297            -           547
                                 -------       -------        -------      -------       -------
Cash and cash equivalents,
  end of period	                $ 14,354      $   (185)      $  1,037     $      -      $ 15,206
                                ========      ========       ========     ========      ========


                                  CONSOLIDATING CONDENSED CASH FLOW STATEMENTS

(Amounts in thousands)            For the Twelve Months Ended December 31, 2000

                                                               Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations  Consolidated
Net cash provided by (used in)
  operating activities          $ (3,534)     $  7,813       $    367     $      -     $  4,646

Cash flows from investing
  activities:
  Purchase of inventory for
    lease to others	               -       (20,329)             -            -      (20,329)
  Proceeds from sale-
    leaseback transactions	       -        11,500              -            -       11,500
  Purchase of property and
    equipment                     (1,304)          (20)          (151)           -       (1,475)
  Proceeds from note receivable,
    sale of  subsidiary	           4,418             -              -            -        4,418
  Cash used by discontinued
    operations	                       -        (1,024)             -            -       (1,024)
  Other investing activities	     648         1,577              -            -        2,225
                                 -------       -------        -------      -------      -------
Net cash (used in) provided by
  investing activities	           3,762        (8,296)          (151)           -       (4,685)

Cash flows from financing
  activities:
  Proceeds from long-term debt	   4,823             -              -            -        4,823
  Principal payments on long-
    term debt	                  (5,172)       (1,781)          (452)           -       (7,405)
  Proceeds from issuance of
    common stock and warrants      1,367             -              -            -        1,367
  Other financing activities	    (751)        2,383            (15)           -        1,617
                                 -------       -------        -------      -------      -------
Net cash provided by (used in)
  financing activities	             267           602           (467)           -          402

Increase (decrease) in cash
  and cash equivalents	             495           119           (251)           -          363
Cash and cash equivalents,
  beginning of period	              45          (409)           548            -          184
                                 -------       -------        -------      -------      -------
Cash and cash equivalents,
  end of period	                $    540      $   (290)      $    297     $      -     $    547
                                ========      ========       ========     ========     ========


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

    A 50% interest in the stock of the Company's Australian operation was divested late in 1999 and, therefore, only 50% of MGA's net loss after taxes is included in revenues effective in 2000. Effective November 2001, the Company owns approximately 93% of MGA and the entity is consolidated from that point. In May 2002, the Company increased its ownership share to 100%. In October 2001, the Company sold 50% interest in its Latin American subsidiary and, therefore, equity in earnings from this affiliate has been charged to revenues since then. Prior to the divesture, the financial results of this operation were included in the consolidated results of the Company. In September 2002 the Company completed the sale of its remaining interest in the Latin American subsidiary. The accounting policies of the segments are the same as those described in Note 1 - Description of Business and Summary of Significant Accounting Policies. All inter-segment transactions have been eliminated.

    Business segment information for the years ended December 31, 2002, 2001 and 2000 consists of:

	  (Amounts in thousands)
                                        2002        2001         2000
Business Segments:	               ------      ------       ------
Revenue:
  Gaming operations
	Gaming machines	            $  27,306    $  27,602    $  14,836
	Table games	               16,553	    17,203	 20,340
                                      -------      -------      -------
			               43,859	    44,805	 35,176

Product sales:
  Signage and electronic components    46,738	    43,341	 41,226
	Player tracking and systems	9,372	     6,951	  5,685
	Gaming machines	                2,619	     3,064	  3,317
                                      -------      -------      -------
			               58,729	    53,356	 50,228
		                      -------      -------      -------
                Total Revenues	    $ 102,588	 $  98,161    $  85,404
                                    =========    =========    =========

Operating income (loss):
	Gaming operations	    $   7,894	 $  15,662    $  14,543
	Product sales	                2,553	     4,881	   (621)
	Corporate	              (12,914)	   (12,860)	(13,926)
                                      -------      -------      -------
		Subtotal	       (2,467)	     7,683	     (4)
	Restructuring expense	       (5,618)	         -	      -
	Severance expense	       (4,774)	         -	      -
	Impairment loss	               (6,261)	    (1,656)	 (9,852)
                                      -------      -------      -------
		Total	            $ (19,120)	 $   6,027    $  (9,856)
                                    =========    =========    =========

Depreciation and amortization:
	Gaming operations	    $   8,188    $   7,743    $   6,356
	Product sales	                  993	     1,100	  1,295
	Corporate	                3,320	     3,257	  3,179
                                      -------      -------      -------
		Total	            $  12,501	 $  12,100    $  10,830
		                    =========    =========    =========

Assets:
	Gaming operations	    $  85,572	 $  95,572    $ 100,112
	Product sales	               25,777	    41,264	 44,748
	Corporate	               30,644	    38,751	 21,886
                                      -------      -------      -------
		Total	            $ 141,993	 $ 175,587    $ 166,746
		                    =========    =========    =========
Capital expenditures:
	Gaming operations	    $   6,081	 $  13,926    $   9,788
	Product sales	                  727	     1,922	  1,315
	Corporate	                  467	     1,064	  1,334
                                      -------      -------      -------
		Total	            $   7,275	 $  16,912    $  12,437
                                    =========    =========    =========

    The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the years ended December 31, 2002, 2001 and 2000 consists of:

(Amounts in thousands)
                                         2002        2001         2000
                                        ------      ------       ------
Geographic Operations:
Revenue:
	North America	             $  84,403	  $  88,214    $  76,916
	Australia / Asia	         8,703	        237	    (215)
	Europe / Africa	                 9,498	      7,756	   7,055
	South America	                   (16)	      1,954	   1,648
                                       -------      -------      -------
        	Total	             $ 102,588	  $  98,161    $  85,404
			             =========    =========    =========

Operating income:
	North America		     $  (2,721)	  $   8,009    $   1,706
	Australia / Asia	           (51)	       (733)	    (215)
	Europe / Africa	                   321	        631	  (1,088)
	South America	                   (16)	       (224)	    (407)
                                       -------      -------      -------
		Subtotal	        (2,467)	      7,683	      (4)
	Restructuring expense	        (5,618)	          -	       -
	Severance expense	        (4,774)	          -	       -
	Impairment loss	                (6,261)	     (1,656)	  (9,852)
                                       -------      -------      -------
		Total		     $ (19,120)	  $   6,027    $  (9,856)
                                     =========    =========    =========

Depreciation and amortization:
	North America	             $  12,357	  $  11,939    $  10,603
	Australia / Asia	            61	         15	       -
	Europe / Africa	                    83	         97	     161
	South America	                     -	         49	      66
                                       -------      -------      -------
		Total	             $  12,501	  $  12,100    $  10,830
                                     =========    =========    =========

Assets:
	North America	             $ 133,576	  $ 169,034    $ 162,725
	Australia / Asia	         4,377        3,627	       -
	Europe / Africa	                 4,040	      2,926	   2,164
	South America	                     -	          - 	   1,857
                                       -------      -------      -------
		Total                $ 141,993	  $ 175,587    $ 166,746
                                     =========    =========    =========

Capital expenditures:
	North America	             $   6,971	  $  16,192    $  12,286
	Australia / Asia	            86	         46	       -
	Europe / Africa	                   218	         60	      68
	South America	                     -	        614	      83
                                       -------      -------      -------
		Total	             $   7,275	  $  16,912    $  12,437
                                     =========    =========    =========

20.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In September 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. Management does not expect the adoption of this statement to have a material effect on the Company.

    In April 2002, the FASB issued Statement No. 145, "Rescission of Statement Nos. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections". Among other things, Statement No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. Statement No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management adopted Statement No. 145, and the impact was a reclassification of approximately $3.1 million from an extraordinary item to an other income and expense of a loss from the early retirement of debt during 2001.

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

    In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of Statement No. 148 did not have a material impact on the Company's consolidated balance sheet or results of operations. The Company will provide the interim disclosures required by Statement No. 148 beginning in the first quarter of 2003 and has provided the required annual disclosure in the accompanying consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant or contingent liabilities of the indebtedness of others.

    In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which requires the consolidation of variable interests entities, as defined. FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interests entities. The Company does not expect to identify any variable interest entities that must be consolidated, but may be required to make additional disclosures. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested.




QUARTERLY RESULTS OF OPERATIONS (unaudited)

(Amounts in thousands)

                  1 ST	          2 ND	          3 RD	          4 TH	         ANNUAL
                 ------          ------          ------          ------          ------
Revenues:
	2002	$ 21,828	$ 24,013	$ 29,634	$ 27,113	$102,588
	2001	$ 20,842	$ 24,230	$ 25,152	$ 27,938	$ 98,161

Gross profit:
	2002	$ 12,914	$ 12,381 	$ 10,382	$ 15,103	$ 50,780
	2001	$ 12,078	$ 15,474	$ 15,379	$ 13,877	$ 56,808

Net income (loss) from continuing operations:
	2002	$ (1,801)	$ (5,667)	$(28,619)	$    172	$(35,914)
	2001	$    (35)	$  1,720	$ (1,214)	$ (8,525)	$ (8,055)

Net income (loss):
	2002	$ (1,930)	$ (5,812)	$(30,240)	$     79	$(37,903)
	2001	$     92	$  1,788	$ (1,418)	$(10,161)	$ (9,700)

Weighted average shares outstanding:
	Basic -
	2002	  12,783	  12,817	  12,849	  12,920	  12,843
	2001	  11,068	  11,117	  12,072	  12,721	  11,750

	Diluted -
	2002	  12,783	  12,817	  12,849	  12,920	   12,843
	2001	  11,084	  11,429	  12,072	  12,721	   11,750

Net income (loss) per share:
	Basic -
	2002	$  (0.15)	$  (0.45)	$  (2.35)	$   0.01	$   (2.95)
	2001	$   0.01	$   0.16	$  (0.12)	$  (0.80)	$   (0.83)

	Diluted -
	2002	$  (0.15)	$  (0.45)	$  (2.35)	$   0.01	$   (2.95)
	2001	$   0.01	$   0.16	$  (0.12)	$  (0.80)	$   (0.83)



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    The information required by this item is incorporated by reference to the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 29, 2002 and May 17, 2002.


PART III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

    The information required by Items 10 through 13 is set forth under the captions "Election of Directors," "Management," "Executive Compensation," "Principal Stockholders" and "Certain Transactions" in Mikohn Gaming Corporation's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference as if set forth in full.



PART IV

Item 14.  Controls and Procedures

(a) - Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these controls and procedures and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days prior to the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

(b) - Changes in Internal Controls. The Company maintains a system of internal controls designed to provide reasonable assurance that: (1) transactions are executed in accordance with management's general or specific authorization; (2) transactions are recorded as necessary (a) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (b) to maintain accountability for assets; (3) access to assets is permitted only in accordance with management's general or specific authorization; and (4) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. and 2. Financial Statements and Schedules

The financial statements and schedules filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.

	(3)  Exhibits required by Securities and Exchange Commission
	Regulation S-K:

3.1	Amended and Restated Articles of Incorporation, incorporated by
	reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69076).

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2
	to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69076).

4.1	Agreement between the Company, The Young Group, Inc. and John R.
	Young, dated November 7, 1994 (the "Young Agreement"), including certain exhibits thereto and a supplemental list identifying all exhibits and schedules thereto, incorporated by reference to Exhibit
	2.1 to the Company's Form 10-Q for the quarter ended September 30, 1994.

*10.1	Stock Option Plan, as amended, incorporated by reference to Exhibit
	4.3 to the Company's Registration Statement on Form S-8 (No. 33-
	73506).

*10.2	Director Stock Option Plan, as amended, incorporated by reference to
	Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

10.3	Form of Indemnification Agreement between the Company and its
	directors and executive officers, incorporated by reference to Exhibit
	10.9 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69076).

*10.4	Employment Agreement dated October 17, 1988, as amended, between the
	Company and David J. Thompson, incorporated by reference to Exhibit
	10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69076).

*10.5	Second Amendment to Employment Agreement, dated as of July 1, 1993,
	between the Company and David J. Thompson, incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

*10.6	Employment Agreement, dated as of May 1, 1994, between the Company and
	Charles H. McCrea, Jr., incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K/A dated September 1, 1994.

10.7	Sales Agreement dated January 6, 1995, between Michael Wichinsky dba
	Games of Nevada and the Company incorporated by reference to Exhibit
	10.25 to the Company's Report on Form 10-K for the year ended December
	31, 1994.

*10.8	Employment Agreement dated June 2, 1996, between the Company and Don
	Stevens incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

*10.9	Employment Agreement dated January 27, 1997, between the Company and
	Louie Peyton incorporated by reference to Exhibit 10.26 of the Company's Form 10-Q dated March 31, 1997.

10.10	Agreement dated April 9, 1998, between the Company and Progressive
	Games, Inc. for the Company to acquire the stock of Progressive Games, Inc. incorporated by reference to Exhibit 10.53 of the Company's Form 10-Q dated March 31, 1998.

*10.11	Third Amendment to Employment Agreement between the Company and Dennis
	A. Garcia dated November 16, 2001 incorporated by reference to Exhibit
	10.56 of the Company's Form 10-K dated December 31, 2001.

*10.12	Sixth Amendment to Employment Agreement between the Company and
	Charles H McCrea, Jr. dated November 19, 2001 incorporated by reference to Exhibit 10.57 of the Company's Form 10-K dated December 31, 2001.

*10.13	Fifth Amendment to Employment Agreement between the Company and Donald
	W. Stevens dated November 19, 2001 incorporated by reference to
	Exhibit 10.58 of the Company's Form 10-K dated December 31, 2001.

*10.14	Eighth Amendment to Employment Agreement between the Company and David
	J Thompson dated November 19, 2001 incorporated by reference to
	Exhibit 10.59 of the Company's Form 10-K dated December 31, 2001.

*10.15	Employment Agreement between the Company and Olaf Vancura dated August
	31, 1998 incorporated by reference to Exhibit 10.60 of the Company's Form 10-K dated December 31, 2001.


*10.16	First Amendment to Employment Agreement between the Company and Olaf
	Vancura dated November 15, 2001 incorporated by reference to Exhibit
	10.61 of the Company's Form 10-K dated December 31, 2001.

10.17	Secured Convertible Debenture dated March 11, 2002 between the Company
	and GameCraft, Inc. incorporated by reference to Exhibit 10.62 of the Company's Form 10-K dated December 31, 2001.

*10.18	Employment agreement dated August 14, 2002 between the Company and
	Russel H. McMeekin, Chief Executive Officer incorporated by reference to Exhibit 10.63 of the Company's Form 10-Q dated September 30, 2002.

*10.19	Employment agreement dated August 19, 2002 between the Company and
	John M. Garner, Chief Financial Officer incorporated by reference to
	Exhibit 10.64 of the Company's Form 10-Q dated September 30, 2002.

*10.20	Employment agreement dated April 26, 1999 between the Company and
	Michael Dreitzer.

*10.21	First Amendment to Employment agreement dated January 8, 2002 between
	the Company and Michael Dreitzer.

*10.22	Second Amendment to Employment agreement dated September 26, 2002
	between the Company and Michael Dreitzer.

10.23	Amendment Number 2 to Loan and Security Agreement dated November 29,
	2002 between the Company and Foothill Capital Corporation.

*10.24	Second Amendment to Employment agreement dated January 8, 2003 between
	the Company and Olaf Vancura.

21.1	Subsidiaries.

23.1	Consent of BDO Seidman, LLP.

99      Audited Financial Statements for Mikohn Nevada

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
        2002.

*	Management contracts and compensation plans

(b) Reports on Form 8-K filed during the fourth quarter of 2002.

	None






SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	MIKOHN GAMING CORPORATION

April 14, 2003                           By:     /s/  JOHN M. GARNER
                                                 -----------------------
		                                 John. M. Garner
		                                 Executive Vice President,
                                                 Treasurer, and
		                                 Chief Financial Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	                 Title	                   Date

 /s/ PETER G. BOYNTON        	Chairman of the Board	   April 14, 2003
-------------------------
Peter G. Boynton

 /s/ TERRANCE W. OLIVER    	Director	           April 14, 2003
-------------------------
Terrance W. Oliver

 /s/ JAMES E. MEYER           	Director	           April 14, 2003
------------------------
James E. Meyer

 /s/ DOUGLAS M. TODOROFF  	Director	           April 14, 2003
------------------------
Douglas M. Todoroff

 /s/ RUSSEL H. MCMEEKIN   	Chief Executive Officer	   April 14, 2003
------------------------        (Principal Executive
Russel H. McMeekin	        Officer)

 /s/  JOHN M.GARNER          	Chief Financial Officer	   April 14, 2003
------------------------        (Principal Accounting and
John M. Garner	                Financial Officer)




CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
SARBANES-OXLEY SECTION 302

I, Russel H. McMeekin, certify that:


1. I have reviewed this report on Form 10-K of Mikohn Gaming
Corporation;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

	(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date April 14, 2003
                                   By: /s/ RUSSEL H. MCMEEKIN
                                       -----------------------
                                       Russel H. McMeekin
                                       Chief Executive Officer










CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
SARBANES-OXLEY SECTION 302

I, John M. Garner, certify that:


1. I have reviewed this report on Form 10-K of Mikohn Gaming
Corporation;

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

Date: April 14, 2003
                                          By: /s/ JOHN M.GARNER
                                             -------------------
                                             John M. Garner
                                             Chief Financial Officer