Form 10-Q
period 2003-03-31
MIKOHN GAMING CORP
filed 2003-05-15
CIK 912241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the quarterly period ended:              March 31, 2003

[ ]  	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the transition period  from ______to______

Commission File Number:            000-22752


                           MIKOHN GAMING CORPORATION
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                    88-0218876
        -------------                                ------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                 Identification Number)

                      920 Pilot Road, Las Vegas, NV  89119
                 -----------------------------------------------
               (Address of principal executive office and zip code)

                               (702) 896-3890
                 -----------------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)  YES ___   NO  X



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

               13,092,816            as of            May 13, 2003
             --------------	                    ----------------
          (Amount Outstanding)                           (Date)





MIKOHN GAMING CORPORATION
TABLE OF CONTENTS

		                                                                    Page
                                                                                    ----
Part I	FINANCIAL INFORMATION
	Item 1.	Condensed Consolidated Financial Statements
                Condensed Consolidated Balance Sheets at March 31, 2003
                (Unaudited) and December 31, 2002 	                              2
	        Condensed Consolidated Statements of Operations
                (Unaudited) for the Three Months Ended March 31, 2003 and 2002 	      4
		Condensed Consolidated Statements of Cash Flows (Unaudited) for
                the Three Months Ended March 31, 2003 and 2002	                      6
		Notes to Condensed Consolidated Financial Statements (Unaudited)      8
	Item 2.	Management's Discussion and Analysis of Financial Condition and
                Results of Operations 	                                             20
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	     29
	Item 4.	Controls and Procedures	                                             29

Part II	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	                             30
	Signatures/Certifications	                                             31



                         MIKOHN GAMING CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS


		                            March 31,
(Amounts in thousands)		              2003	  December 31,
		                          (Unaudited)        2002
				             ------         ------
             ASSETS
 Current assets:
    Cash and cash equivalents 	           $ 15,634       $ 16,275
    Accounts and notes receivable, net 	     11,952	    14,799
    Inventories, net 		             11,309	    10,578
    Prepaid expenses 		              3,685	     4,063
    Deferred tax asset 		              3,313	     3,313
                                            -------        -------
      Total current assets 		     45,893	    49,028

 Notes receivable, net	                        282            408
 Property and equipment, net 		     19,743	    21,824
 Intangible assets 		             57,174	    57,838
 Goodwill, net 		                      2,860	     2,860
 Other assets 		                      9,644	    10,035
				            -------        -------
      Total assets 		           $135,596       $141,993
                                           ========       ========

 See notes to condensed consolidated financial statements.





                          MIKOHN GAMING CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS


		                            March 31,
(Amounts in thousands,		              2003	  December 31,
except par value data) 		          (Unaudited)        2002
				             ------         ------

 LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
    Trade accounts payable 		   $  6,795       $  8,715
    Customer deposits 		              2,960	     3,928
    Current portion of long-term debt
      and notes payable 		      1,350	     1,654
    Accrued liabilities 		     13,371	    11,241
    Deferred revenues and license fees        1,928	     1,501
                                            -------        -------
      Total current liabilities 	     26,404	    27,039

 Long-term debt and notes payable,
   net of unamortized discount of
   $4,523 and $4,732 		            101,325	   101,330
 Other long-term liabilities		      3,645	     4,422
 Deferred tax liability 		     16,114	    16,114
                                            -------        -------
      Total liabilities 		    147,488	   148,905

 Commitments and contingencies (See Note 5)

 Stockholders' deficit:
    Preferred stock, $0.10 par value,
      5,000,000 shares authorized,
      none issued and outstanding 		  -		 -
    Common stock, $0.10 par value,
      100,000,000 shares authorized,
      13,085,298 and 13,049,773 shares
      issued and outstanding		      1,308	     1,305
    Additional paid-in capital 		     67,399	    67,299
    Foreign currency translation 	       (895)	      (858)
    Accumulated deficit 		    (78,992)	   (73,946)
                                            -------        -------
      Subtotal 		                    (11,180)	    (6,200)
    Less treasury stock, 194,913 shares,
      at cost 		                       (712)	      (712)
                                            -------        -------
      Total stockholders' deficit           (11,892)	    (6,912)
				            -------        -------
      Total liabilities and stockholders'
        deficit      		           $135,596	  $141,993
		                           ========       ========

 See notes to condensed consolidated financial statements.





                          MIKOHN GAMING CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, 		              Three Months Ended
except per share amounts)		           March 31,
		                              2003	     2002
				             ------         ------
Revenues:
     Gaming operations		           $  9,537       $ 11,366
     Product sales		             13,196	    10,462
                                            -------        -------
       Total revenues		             22,733         21,828

Operating costs and expenses:
     Gaming operations		              8,367	     7,357
     Product sales		             11,089	     9,899
     Corporate expense		              3,775          2,760
     Severance expense                          575              -
				             ------         ------
       Total operating costs and expenses    23,806         20,016

Operating income (loss):
     Gaming operations		              1,170	     4,009
     Product sales		              2,107	       563
     Corporate expense		             (3,775)	    (2,760)
     Severance expense                         (575)             -
				             ------         ------
       Total operating income (loss)	     (1,073)	     1,812

Interest expense		             (3,878)	    (3,785)
Other income  (expense)		                (92)	       238
				             ------         ------
     Loss from continuing operations
       before income tax provision 	     (5,043)	    (1,735)

Income tax provision		                 (3) 	       (66)
                                            -------        -------
     Loss from continuing operations 	     (5,046)	    (1,801)

Loss from discontinued operations,
  net of income tax benefit		          -           (129)
				             ------         ------
Net loss		                   $ (5,046)	  $ (1,930)
                                           ========       ========

Weighted average common shares:
  Basic		                             12,877	    12,783
  Diluted		                     12,877	    12,783
                                           ========       ========

Basic and diluted loss:
   Loss from continuing operations	   $  (0.39)	  $  (0.14)
   Loss from discontinued operations		  -	     (0.01)
                                            -------        -------
      Net loss		                   $  (0.39)	  $  (0.15)
                                           ========       ========


See notes to condensed consolidated financial statements





                          MIKOHN GAMING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)


 		                              Three Months Ended
(Amounts in thousands)		                   March 31,
		                              2003	     2002
				             ------         ------

Net loss		                   $ (5,046)	  $ (1,930)

Other comprehensive income (loss):
  Foreign currency translation gain (loss)      (37)		48
				            -------        -------
Comprehensive loss		           $ (5,083)	  $ (1,882)
                                           ========       ========


See notes to condensed consolidated financial statements





                          MIKOHN GAMING CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

 		                              Three Months Ended
(Amounts in thousands)		                   March 31,
		                              2003	     2002
				             ------         ------
Cash flows from operating activities:
  Net loss		                   $ (5,046)	  $ (1,930)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation 		              2,608	     1,990
      Amortization 		                693	       754
      Provision for bad debts 		        244	       123
      Provision for obsolete inventory 		273	       200
      Amortization of debt discount and
        debt issue costs		        577	       579
      Discontinued operations		          -	       129
      Loss on disposition of assets 		 95		 -
      Other		                          7		 3
  Changes in assets and liabilities:
    Accounts and notes receivable	      2,729	    (1,588)
    Inventories 		             (1,148)	    (1,856)
    Other assets 		                372	    (1,221)
    Trade accounts payable 		     (1,920)	    (1,736)
    Accrued expenses and other liabilities    1,567	     4,215
    Other liabilities		               (639)	       890
				             ------         ------
 Net cash provided by operating activities      412	       552

 Cash flows from investing activities:
    Purchase of property and equipment 	       (464)	      (100)
    Cash provided by discontinued operations	  -	       137
    Other investing activities		          -	      (288)
				             ------         ------
 Net cash used in investing activities 	       (464)	      (251)

 Cash flows from financing activities:
    Proceeds from long-term debt and notes
      payable 		                          -		27
    Principal payments on notes payable and
      long-term debt 		                (89)	       (33)
    Principal payments on capital leases       (480)	      (647)
    Principal payments of deferred license
      fees 		                       (117)	      (249)
    Proceeds from issuance of common stock       97	       297
				             ------         ------
 Net cash used in financing activities	       (589)	      (605)
				             ------         ------
 Decrease in cash and cash equivalents 	       (641)	      (304)

 Cash and cash equivalents, beginning of
   period 		                     16,275	    15,207
				             ------         ------
 Cash and cash equivalents, end of period  $ 15,634	  $ 14,903
                                           ========       ========



Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest		                   $    249 	  $    234

Federal and state income taxes 		   $      6       $     54
				           ========       ========

 See notes to condensed consolidated financial statements.


1.	GENERAL

  These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless indicated otherwise, "Mikohn," the "Company,"
"we," "us" and "our" refer to Mikohn Gaming Corporation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form
10-K for the year ended December 31, 2002. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at March 31, 2003, the results of its operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

  Certain items reported in the prior year have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated.

  Amounts disclosed in the accompanying footnote tables are shown in thousands while amounts included in text are disclosed in actual amounts.

2.	SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition: The Company recognizes revenue depending on the nature of the transaction as follows:

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

  Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems,
(ii)customers that have multiple locations and do the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.

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

  Long-Lived Asset Impairment Long-lived assets and intangible assets with determinable lives are reviewed for impairment quarterly or whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expected the assets to generate. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future, which could result in an impairment of long-lived assets.

  For indefinite lived assets including perpetual licenses and goodwill, an independent valuation is performed at least annually to determine if any impairment has occurred.

  Stock-Based Compensation  The Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" effective December 31, 2002. This new standard requires prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

  At March 31, 2002, the Company had one stock-based employee plan and one director compensation plan. The Company accounts for those plans in accordance with APB No. 25, "Accounting For Stock Issued to Employees", and related
Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

       (Amounts in thousands, 	                 Three months ended March 31,
       except per share amounts)	                2003	2002

Net loss, as reported	                             $ (5,046)      $ (1,930)
Add:	Stock-based compensation expense	            7	          42
Deduct: Total stock-based employee compensation
	expense determined under fair value method 	 (239)	        (248)
                                                      -------        -------
Pro forma net loss	                             $ (5,278)	    $ (2,136)
                                                     ========       ========

Loss per share:
	As reported -
	  Basic and diluted	                     $  (0.39)	    $  (0.15)
	Pro forma -
	  Basic and diluted	                     $  (0.41)	    $  (0.17)
                                                     ========       ========

  Guarantees   In November 2002, the FASB issued FIN No. 45 "Guarantor's
Accounting and Disclosure Requirements for Guarantees, including Indirect
Guarantees of Indebtedness of Others - an interpretation of FASB Statements
No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the agreements that the Company has determined are within the scope of FIN 45.

  Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The Company has a separate indemnification agreement with one of its directors that requires it, subject to certain exceptions, to indemnify him to the fullest extent authorized or permitted by its bylaws. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2003.

  The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with landlords. Under these provisions the Company generally indemnifies the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

  Recently issued accounting standards  In January 2003, the FASB issued
Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which requires the consolidation of variable interest entities, as defined.
FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not expect to identify any variable interest entities that must be consolidated, but may be required to make additional disclosures. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested.


3.  INVENTORIES

  Inventories at March 31, 2003 and December 31, 2002 consist of the following:

	                                March 31, 	December 31,
	(Amounts in thousands)		  2003             2002
                                         ------           ------
	Raw materials	                $ 11,077	$  9,689
	Finished goods	                   3,679	   3,924
	Work-in-progress	             896	   1,037
                                         -------         -------
	    Subtotal	                  15,652	  14,650
	Reserve for obsolete inventory	  (4,343)	  (4,072)
                                         -------         -------
	    Total	                $ 11,309	$ 10,578
                                        ========        ========

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

  In accordance with SFAS No. 142, the Company performs an impairment analysis on all of its long-lived and intangible assets on a quarterly basis.
For indefinite lived assets including perpetual licenses and goodwill, an independent valuation is performed annually, to determine if any impairment has occurred. An independent valuation test as of September 30, 2002, did not result in any impairment.

  The net carrying value of goodwill and other intangible assets as of March
31, 2003 is comprised of the following:

		                        Net Amount Allocated by Segment
<TABLE
(Amounts in thousands)		   Gaming        Product
                                 Operations       Sales       Corporate       Total
                                   ------        ------        ------        ------
Goodwill		          $  2,471      $    389      $      -      $  2,860
Indefinite life intangible asset
  (perpetual license)		    50,532	      -              -	      50,532
Definite life intangible assets
  (see detail below)		     3,643         1,102	 1,897	       6,642
                                   -------       -------       -------       -------
  Total		                  $ 56,646      $  1,491      $  1,897	    $ 60,034
                                  ========      ========      ========      ========

  The net carrying value of goodwill ($2.9 million) as of March 31, 2003 is included in the geographic operations of North America ($2.5 million) and Australia / Asia ($0.4 million).

  Definite life intangible assets as of March 31, 2003, subject to amortization, are comprised of the following:


(Amounts in thousands)		  Gross Carrying    Accumulated
                                      Amount       Amortization	      Net
				      ------         ------         ------
Patent / trademark rights	     $ 10,212       $ (6,063)      $  4,149
Covenants not to compete		9,847	      (9,186)	        661
Software development costs		2,158	        (905)	      1,253
Proprietary rights / other		  934	        (355)	        579
				      -------        -------        -------
  Total		                     $ 23,151	    $(16,509)	   $  6,642
                                     ========       ========       ========

  Amortization expense for definite life intangible assets was approximately $0.6 million for the three months ended March 31, 2003 compared to $0.7 million for the three months ended March 31, 2002

5.	COMMITMENTS AND CONTINGENCIES

  The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment would reasonably be expected to have a material adverse effect on the Company or its operations.

  In March 2002, the Company entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for a new slot machine introduction. These purchases may total approximately $3.5 million. As of March 31, 2003, the Company has not purchased any slot machines under this agreement. In March 2003, the Company paid $0.3 million to the supplier to be used as an advance against future slot machine purchases or as part of the cancellation fee.

  A former supplier to the Company has alleged that the Company has an outstanding commitment to purchase certain electronic components in the amount of approximately $0.5 million. The Company does not believe that the amount or the alleged contractual relationship are valid and does not plan to acquire the components.

  A lease agreement for a building in Las Vegas, NV contains a minimum net worth requirement stating that if the net worth of the Company falls below a specified threshold, the Company must provide the landlord with a letter of credit to secure future rent payments. During the years ended December 31, 2001 and 2002, the Company's minimum net worth did not meet the requirements under the lease agreement. Because of the violations, the Company paid $0.9 million for a letter of credit to secure future rent payments and potentially could be obligated to purchase an additional $2.1 million letter of credit.

6.	 LOSS PER SHARE

  The following table provides a reconciliation of basic and diluted loss per share:

(Amounts in thousands                                         Dilutive
except per share amounts)                                       Stock
                                                 Basic         Options	      Diluted
	                                        -------        -------        -------
For the three months ended March  31, 2003:
     Net loss	                               $ (5,046)      $      -       $ (5,046)
     Weighted average shares	                 12,877 		       12,877
     Per share amount	                       $  (0.39)      $      -	     $  (0.39)
	                                       ========       ========       ========

For the three months ended March 31, 2002:
     Net loss	                               $ (1,930)      $      -	     $ (1,930)
     Weighted average shares	                 12,783 		       12,783
     Per share amount	                       $  (0.15)      $      -	     $  (0.15)
	                                       ========       ========       ========

  Dilutive stock options of approximately 15,000 and 626,000 for the three months ended March 31, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.


7.	RELATED PARTY TRANSACTIONS

  David J. Thompson announced his resignation as chief executive officer effective August 16, 2002 and, on March 21, 2003, Mr. Thompson announced his retirement as chairman of the board of directors. According to the provisions of Mr. Thompson's chief executive officer severance agreement, the Company recorded a charge of approximately $3.3 million of which $1.5 million in cash payments were made during the year ended December 31, 2002. Approximately $0.3 million of the chief executive officer severance agreement was applied by Mr. Thompson to repay outstanding loans and advances owed to the Company. In March 2003, as part of his retirement package, the Company paid the remaining amounts owed Mr. Thompson totaling approximately $1.4 million and agreed to pay certain legal costs incurred by him in the approximate amount of $0.5 million.

8.	ACQUISITION/ DIVESTITURE OF SUBSIDIARIES

  During the third quarter of 2002, in connection with its restructuring plan, the Company decided to divest its exterior sign operations in the Product Sales segment. On October 1, 2002 the Company reached a definitive agreement to sell the exterior sign operations. The transaction closed on October 31, 2002 for $1.7 million consisting of cash payments received in September and October 2002 of $0.5 million and $0.7 million, respectively, and a note for $0.5 million which was paid on December 31, 2002. As a result of the sale, a charge of approximately $1.1 million related to the impairment of the exterior sign operations assets, net of the expected proceeds, was recorded as was the loss from normal operations of the business. The loss from discontinued operations is shown net of an income tax benefit of 34% applied to the pretax loss from the discontinued operations. The operating results of this business were previously included in the "Product Sales" segment and are presently reflected as Discontinued Operations in the accompanying condensed consolidated statements of operations.

  The operating results of discontinued operations for the three months ended March 31, 2002 are as follows:

	(Amounts in thousands)
    Revenues	                             $  2,567
    Operating costs and expenses	        2,761
                                              -------
    Operating loss	                         (194)
    Other income 	                           (1)
	                                      -------
	Net loss before income taxes	         (195)
    Income tax benefit	                           66
     			                      -------
        Loss from discontinued operations    $   (129)
                                             ========

9.	SEGMENT REPORTING

The Company's worldwide operations are concentrated in two principal business segments: gaming operations and product sales. The gaming operations business segment was established in 1993 to develop, acquire, manufacture and distribute proprietary games, and these games have become increasingly important to its business. Increased attention has been given to gaming operations due to the high recurring revenues and profit margin potential for this business line. Mikohn owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases either provide for a fixed rental payment or a participation in the game's operating results. Sales of proprietary games are reflected in the reported results of the Company's product sales business segment, while revenues derived from leases are included in the results of its gaming operations business segment. The Company's product sales business segment has been providing gaming products and equipment around the world since 1987. Initially, the Company sold progressive jackpot systems and then expanded to manufacturing signs, jackpot meters, and related products. The Company's gaming products are found in almost every major gaming jurisdiction and include: (i) interior casino signage and electronic components used in progressive jackpot systems, (ii) player tracking and accounting systems and (iii) gaming machines.

  Business segment information for the three months ended March 31, 2003 and 2002 consists of:


      (Amounts in thousands)           Three Months Ended
                                           March 31,
Business Unit Segments                 2003          2002
                                      ------        ------
Revenues:
  Gaming operations
    Slot operations                 $  5,703      $  7,177
    Table games                        3,834         4,189
                                     -------       -------
                                       9,537        11,366
  Product sales:
    Signage and electronic
      components                      10,199         8,232
    Player tracking and systems        2,548         1,942
    Gaming machines                      449           288
                                     -------       -------
                                      13,196        10,462
                                     -------       -------
  Total                             $ 22,733      $ 21,828
                                    ========      ========

Operating income (loss):
  Gaming operations                 $  1,170      $  4,009
  Product sales                        2,107           563
  Corporate                           (3,775)       (2,760)
  Severance expense                     (575)            -
                                     -------       -------
  Total                             $ (1,073)     $  1,812
                                    ========      ========

Depreciation and amortization
  Gaming operations                 $  2,389      $  1,706
  Product sales                          221           249
  Corporate                              691           789
                                     -------       -------
  Total                             $  3,301      $  2,744
                                    ========      ========


  The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three months ended March 31, 2003 and 2002 consist of:

      (Amounts in thousands)           Three Months Ended
                                           March 31,
Geographic Operations                  2003          2002
                                      ------        ------
Revenues:
  North America                     $ 18,604      $ 18,534
  Australia / Asia                       903         1,628
  Europe / Africa                      3,226         1,669
  South America                            -            (3)
                                     -------       -------
  Total                             $ 22,733      $ 21,828
                                    ========      ========

Operating income (loss):
  North America                     $   (639)     $  1,579
  Australia / Asia                      (397)          257
  Europe / Africa                        538           (21)
  South America                            -            (3)
  Severance expense                     (575)            -
                                     -------       -------
  Total                             $ (1,073)     $  1,812
                                    ========      ========

Depreciation and amortization
  North America                     $  3,265      $  2,713
  Australia / Asia                         8            13
  Europe / Africa                         28            18
  South America                            -             -
                                     -------       -------
  Total                             $  3,301      $  2,744
                                    ========      ========


10.	 GUARANTOR FINANCIAL STATEMENTS

The Company's domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

                                       CONSOLIDATING CONDENSED BALANCE SHEETS
(Amounts in thousands)                           December 31, 2003

                                                               Non-
                                              Guarantor      Guarantor       Elim-
                                  Parent     Subsidiaries   Subsidiaries    inations     Consolidated
ASSETS
Current Assets:
 Cash                           $ 13,599       $      4       $  2,031       $      -       $ 15,634
 Accounts and notes receivable,
  net                              5,924          4,057          1,971              -         11,952
 Inventories, net                  5,855          3,310          2,144              -         11,309
 Other current assets              2,117          4,645            236              -          7,509
                                 -------        -------        -------        -------        -------
Total current assets              27,495         12,016          6,382              -         45,893

Property and equipment, net        6,896         12,389            458              -         19,743
Intangible assets                 54,279          5,366            389              -         60,034
Investments in subsidiaries        9,909              -              -         (9.909)             -
Other assets                       8,457          1,469              -              -          9,926
                                 -------        -------        -------        -------        -------
Total assets                    $107,036       $ 31,240       $  7,229       $ (9,909)      $135,596
                                ========       ========       ========       ========       ========
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities             $ 19,573        $ 3,551       $  3,280       $      -       $ 26,404
Intercompany transactions        (19,206)        14,816          4,390              -              -
                                 -------        -------        -------        -------        -------
Total current liabilities            367         18,367          7,670              -         26,404

Long-term debt, net              100,815            419             91              -        101,325
Other liabilities, long term       3,645              -              -              -          3,645
Deferred tax liability            14,101          2,013              -              -         16,114
Stockholders' equity (deficit)   (11,892)        10,441           (532)        (9,909)       (11,892)
                                 -------        -------        -------        -------        -------
Total liabilities and
 stockholders' equity (deficit) $107,036       $ 31,240        $ 7,229        $ (9,909)     $135,596
                                ========       ========       ========        ========      ========



                                        CONSOLIDATING CONDENSED BALANCE SHEETS
(Amounts in thousands)                           December 31, 2002

                                                               Non-
                                              Guarantor      Guarantor       Elim-
                                  Parent     Subsidiaries   Subsidiaries    inations     Consolidated
ASSETS
Current Assets:
 Cash                           $ 14,444       $    (14)      $  1,845       $      -       $ 16,275
 Accounts and notes receivable,
  net                              7,414          4,280          3,105              -         14,799
 Inventories, net                  5,311          2,903          2,364              -         10,578
 Other current assets              1,935          5,142            299              -          7,376
                                  ------         ------         ------         ------         ------
   Total current assets           29,104         12,311          7,613              -         49,028

Property and equipment, net        7,086         14,307            431              -         21,824
Intangible assets                 54,939          5,370            389              -         60,698
Investments in subsidiaries        6,128              -              -         (6,128)             -
Other assets                       8,898          1,545              -              -         10,443
                                 -------        -------        -------        -------        -------
      Total assets              $106,155       $ 33,533       $  8,433       $ (6,128)      $141,993
                                ========       ========       ========       ========       ========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities             $ 18,207       $  4,367       $  4,465       $      -       $ 27,039
Inter-company transactions       (24,174)        19,790          4,384              -              -
                                  ------         ------         ------         ------         ------
    Total current liabilities     (5,967)        24,157          8,849              -         27,039

Long-term debt, net              100,694            580             56              -        101,330
Other liabilities, long term       4,239            183              -              -          4,422
Deferred tax liability            14,101          2,013              -              -         16,114

Stockholders' equity (deficit)    (6,912)         6,600           (472)        (6,128)        (6,912)
                                 -------        -------        -------        -------        -------
Total liabilities and stock-
  holders' equity (deficit)     $106,155       $ 33,533       $  8,433       $ (6,128)      $141,993
                                ========       ========       ========       ========       ========


                               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)                Three Months Ended March 31, 2003

                                                               Non-
                                              Guarantor      Guarantor       Elim-
                                  Parent     Subsidiaries   Subsidiaries    inations     Consolidated
Revenues                        $ 12,500       $  6,742       $  4,129       $   (638)      $ 22,733
Cost of sales                      5,658          2,564          2,797           (638)        10,381
Selling, general and admin
 expenses                          6,584          5,075          1,191              -         12,850
Severance expense                    425             58             92              -            575
                                 -------        -------        -------        -------        -------
Operating income (loss)             (167)          (955)            49              -         (1,073)
Equity in earnings of
 subsidiaries                     (1,035)             -              -          1,035              -
Interest expense                  (3,756)           (47)           (75)             -         (3,878)
Other income and (expense)           (85)            (4)            (3)             -            (92)
                                 -------        -------        -------        -------        -------
Income (loss) before income
 tax provision                    (5,043)        (1,006)           (29)         1,035         (5,043)
Income tax provision                  (3)             -              -              -             (3)
                                 -------        -------        -------        -------        -------
Net income (loss)               $ (5,046)      $ (1,006)      $    (29)      $  1,035       $ (5,046)
                                ========       ========       ========       ========       ========



                               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Amounts in thousands)                Three Months Ended March 31, 2002

                                                               Non-
                                              Guarantor      Guarantor       Elim-
                                  Parent     Subsidiaries   Subsidiaries    inations     Consolidated
Revenues                        $ 11,648       $  8,930       $  3,294       $ (2,044)      $ 21,828
Cost of sales                      5,001          3,293          2,147         (1,527)         8,914
Selling, general and admin
 expenses                          5,617          4,571            914              -         11,102
                                 -------        -------        -------        -------        -------
Operating income (loss)            1,030          1,066            233           (517)         1,812

Equity in earnings
 of subsidiaries                     169              -              -           (169)             -
Interest expense                  (3,602)           (84)           (99)             -         (3,785)
Other income and (expense)           214            (49)            73              -            238
                                 -------        -------        -------        -------        -------
Income (loss) from continuing
 operations before income tax
 benefit (provision)              (2,189)           933            207           (686)        (1,735)
Income tax benefit (provision)       259           (325)             -              -            (66)
                                 -------        -------        -------        -------        -------
Income (loss) from continuing
 operations                       (1,930)           608            207           (686)        (1,801)
Loss from discontinued
 operations, net of tax benefit        -           (129)             -              -           (129)
                                 -------        -------        -------        -------        -------
Net income (loss)               $ (1,930)      $    479       $    207        $  (686)      $ (1,930)
                                ========       ========       ========       ========       ========



                               CONDENSED CONSOLIDATING CASH FLOW STATEMENTS
(Amounts in thousands)              Three Months Ended March 31, 2003

                                                               Non-
                                              Guarantor      Guarantor       Elim-
                                  Parent     Subsidiaries   Subsidiaries    inations     Consolidated
Net cash provided by (used in)
 operating activities           $   (206)      $    435       $    183       $      -       $    412
                                 -------        -------        -------        -------        -------
Cash flows from investing
 activities:
  Purchase of property and
   equipment                        (436)           (28)             -              -           (464)
                                 -------        -------        -------        -------        -------
Net cash used in investing
 activities                         (436)           (28)             -              -           (464)

Cash flows from financing
 activities:
  Principal payments on long-
   term debt and capital leases     (174)          (389)            (6)             -           (569)
  Principal payments of deferred
   license fees                     (117)             -              -              -           (117)
  Proceeds from issuance of
   common stock                       97              -              -              -             97
                                 -------        -------        -------        -------        -------
Net cash used in financing
 activities                         (194)          (389)            (6)             -           (589)
                                 -------        -------        -------        -------        -------
Increase (decrease) in cash and
 cash equivalents                   (836)            18            177              -           (641)
Cash and cash equivalents,
 beginning of period              14,444            (14)         1,845              -         16,275
                                 -------        -------        -------        -------        -------
Cash and cash equivalents,
 end of period                  $ 13,608       $      4       $  2,022       $      -       $ 15,634
                                ========       ========       ========       ========       ========



                              CONDENSED CONSOLIDATING CASH FLOW STATEMENTS
(Amounts in thousands)              Three Months Ended March 31, 2002

                                                               Non-
                                              Guarantor      Guarantor       Elim-
                                  Parent     Subsidiaries   Subsidiaries    inations     Consolidated
Net cash provided by operating
 activities                     $     17       $    282       $    253       $      -       $    552
                                 -------        -------        -------        -------        -------
Cash flows from investing
 activities:
  Purchase of property and
   equipment                         (78)             -            (22)             -           (100)
  Cash provided by discontinued
   operations                          -            137              -              -            137
Other investing activities          (265)             -            (23)             -           (288)
                                 -------        -------        -------        -------        -------
Net cash provided by (used in)
 investing activities               (343)           137            (45)             -           (251)

Cash flows from financing
 activities:
  Proceeds from long-term debt         -              -             27              -             27
  Principal payments on long-
   term debt and capital leases     (257)          (390)           (33)             -           (680)
  Principal payments of deferred
   license fees                     (249)             -              -              -           (249)
  Proceeds from issuance of
   common stock and warrants         297              -              -              -            297
                                 -------        -------        -------        -------        -------
Net cash used in financing
 activities                         (209)          (390)            (6)             -           (605)
                                 -------        -------        -------        -------        -------
Increase (decrease) in cash
 and cash equivalents               (535)            29            202              -           (304)
Cash and cash equivalents,
 beginning of period              14,354           (184)         1,037              -         15,207
                                 -------        -------        -------        -------        -------
Cash and cash equivalents,
 end of period                  $ 13,819       $   (155)      $  1,239       $      -       $ 14,903
                                ========       ========       ========       ========       ========


11. 	RESTRUCTURING EXPENSE AND SEVERANCE COSTS

  Included in restructuring expense for 2002 was approximately $0.9 million of principally non-officer employee severance costs for approximately 130 terminated employees related to a restructuring plan. Excluding the Company's research and development and sales personnel, all employee groups within the Company were affected by the terminations. As of March 31, 2003, the $0.9 million accrual for employee severance has been paid.

  Additionally, a restructuring charge in 2002 of approximately $3.3 million was taken to accrue the present value of long-term building lease commitments which, in accordance with the actions taken by the Company, will not be utilized as of specified dates as certain business operations have been streamlined, consolidated or divested. The leases are for one building located in Gulfport, Mississippi and for two buildings located in Las Vegas, Nevada. The building lease in Mississippi has a term which expires in approximately 12 years, while the two leases in Nevada have terms expiring in July 2004 and in 2017. On a quarterly basis through July 2004, the Company plans to remit cash of approximately $0.3 million under the lease agreements. Subsequent to July 2004, the Company plans to remit cash of approximately $0.1 million quarterly. At March 31, 2003 approximately $3.2 million remains unpaid. The Company is subleasing one of the Las Vegas buildings and is currently seeking tenants for subleasing the other buildings.

  Severance expense for 2002 were charges for the separation and post-employment agreements of the Company's former CEO, CFO and another officer. Including severance and other provisions of the agreements, the total charge was approximately $4.8 million of which $1.8 million was a cash charge paid during the three months ended September 30, 2002. Approximately $0.6 million of the severance expense was applied by the former CEO and CFO to repay outstanding loans and advances owed to the Company. In March 2003, the Company paid its former CEO all remaining amounts owed him totaling $1.4 million in conjunction with his retirement as Chairman of the Board of Directors. On a quarterly basis through July 2003, the remaining required quarterly payments to the individuals approximate $0.2 million. Subsequent to July 2003 to August 2006, the Company is required to pay approximately $0.2 million annually. At March 31, 2002, approximately $0.5 million remained unpaid.

  Included in the severance expense caption in the Consolidated Statements of Operations for the three months ended March 31, 2003 is approximately $0.6 million of employee severance costs for approximately 80 terminated employees principally from reductions in service, international and management personnel. At March 31, 2003, approximately $0.3 million of this severance expense remains to be paid.

12.	 LONG LIVED ASSETS

  The Company amended its service agreement with Aristocrat Technologies, Inc. ("ATI") in January 2003 to allow ATI to provide slot machines for the Company's slot route. The agreement allows for the replacement of the Company's slot machines with ATI's slot machines over the next 18 to 24 months. As a result of this amendment to the ATI agreement, the Company has determined that the estimated remaining useful life of its slot machines has been shortened to 24 months. Consequently, the Company has accelerated the depreciation of these slot machines to a 24 month life resulting in additional depreciation expense of approximately $0.5 million for the quarter ended March 31, 2003, and an estimated additional expense of $2.0 million for the years ended December 31, 2003 and December 31, 2004.


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

  All forward-looking statements, although reasonable and made in good faith, are subject to the uncertainties inherent in predicting the future including the successful completion of the restructuring transactions and the receipt of all payments required there under, overall industry environment, customer acceptance of the Company's new products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of privileged operating licenses by governmental authorities, competitive pressures and general economic conditions as well as the Company's, and debt service obligations.

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

ACQUISITION / DIVESTITURE OF SUBSIDIARIES

  During the third quarter of 2002, in connection with its restructuring plan, the Company decided to divest its exterior sign operations in the Product Sales segment. On October 1, 2002 the Company reached a definitive agreement to sell the exterior sign operations. The transaction closed on October 31, 2002 for $1.7 million consisting of cash payments received in September and October 2002 of $0.5 million and $0.7 million, respectively, and a note for $0.5 million which was paid on December 31, 2002. As a result of the sale, a charge of approximately $1.1 million related to the impairment of the exterior sign operations assets, net of the expected proceeds, was recorded as was the loss from normal operations of the business. The loss from discontinued operations is shown net of an income tax benefit of 34% applied to the pretax loss from the discontinued operations. The operating results of this business were previously included in the "Product Sales" segment and are presently reflected as Discontinued Operations in the accompanying condensed consolidated statements of operations.

RELATED PARTY TRANSACTIONS

  David J. Thompson announced his resignation as chief executive officer effective August 16, 2002 and, on March 21, 2003, Mr. Thompson announced his retirement as chairman of the board of directors. According to the provisions of Mr. Thompson's chief executive officer severance agreement, the Company recorded a charge of approximately $3.3 million of which $1.5 million in cash payments were made during the year ended December 31, 2002. Approximately $0.3 million of the chief executive officer severance agreement was applied by Mr. Thompson to repay outstanding loans and advances owed to the Company. As part of his retirement package, the Company paid the remaining amounts owed Mr. Thompson under the chief executive officer severance agreement totaling $1.4 million on March 20, 2003.

SEVERANCE EXPENSE

  Included in the severance expense caption in the Consolidated Statements of Operations for the three months ended March 31, 2003, is approximately $0.6 million of employee severance costs for approximately 80 terminated employees principally from reductions in service, international and management personnel. At March 31, 2003, approximately $0.3 million of this severance expense remains to be paid.

  The severance expense is not included in the calculation of operating income in the table shown below.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

REVENUES

(Amounts in thousands)                                        Change
Business Segment             2003          2002         Amount        %      Comment
--------------------        ------        ------        ------       ---     ------
 Gaming operations         $  9,537      $ 11,366      $ (1,829)    (16.1)%     1
 Product sales               13,196        10,462         2,734      26.1 %     2
                            -------       -------       -------
     Total                 $ 22,733      $ 21,828      $    905       4.1 %
                           ========      ========      ========

Percentage of total
 revenues:
  Gaming operations           42.0%         52.1%
  Product sales               58.0%         47.9%
                            ------        ------
     Total                   100.0%        100.0%
                            ======        ======

1. Gaming operations revenues during the three months ended March 31, 2003 were $9.5 million, a decrease of $1.8 million, or 16%, from revenues of $11.4 million in the 2002 comparable period. This net decrease resulted from:

   (i)	a decrease in recurring revenues from leased slot machines of
	approximately $1.5 million in the 2003 period, from approximately $7.2 million in the prior year quarter, to approximately $5.7 million in the current year quarter. This decline was attributable to a decrease in the average number of branded slot machines leased to customers from approximately 2,600 in the prior year period to approximately 2,200 for the three months ended March 31, 2003. Management believes that increased competition with other suppliers for limited casino floor space contributed to this decline. Additionally, a reduction in the average net win per day per branded slot machine, from $28 in the prior year period to $24 in the current year period, contributed to this decline. Management believes its inability to offer technological specifications offered by competitors, such as ticket-in, ticket-out and multi-denominational pay tables, on its slot machines caused the decline in leased slot machines in casinos and win per day. The Company expects to offer those technological specifications within the next few months. Revenue from non-branded slot machines remained relatively constant at approximately $0.7 million for both quarterly periods. Average non-branded machines outstanding during the quarters were approximately 350 and 420 for the 2003 and 2002 quarterly periods, respectively. The decrease in average machines was offset by an increase in the average win per day from $17 in the prior quarter to $21 in the current quarter. Additionally, the Company received approximately $0.3 million in the 2003 quarterly period from its participation in an average of approximately 320 licensed games for which the Company does not provide hardware for the games. The Company intends to continue its pursuit of revenue leasing arrangements whereby the Company would supply the software component to a third party which would use hardware not otherwise owned or leased by the Company. These games earned the Company approximately $11 per day and did not exist in the prior year quarter. At March 31, 2003, the Company maintained 2,122, 311 and 302 of branded, non-branded and licensed games without hardware, respectively. At March 31, 2002, the Company maintained 2,525, 415 and 0 of branded, non-branded and licensed games without hardware, respectively, and

  (ii) 	a decrease of approximately $0.4 million in table games revenues.
	This decrease was caused primarily by a decline in the number of outstanding tables and in the average monthly lease revenue in domestic markets offset, in part, by an increase in table game revenues from the Company's European subsidiary. For the quarter ended March 31, 2003, revenues from leased casino table games were approximately $3.8 million compared with approximately $4.2 million in 2002. The decrease was due primarily to a decrease in the average number of leased casino table games from 1,100 during the prior year quarter to 1,035 in the current year quarter. Management believes that the industry trend to reduce the number of table games in casinos in the last several years in favor of slot machines, as well as increased competition from competitors selling "felt" only table games, have contributed to the decline in the Company's table game placements. The average monthly lease charge for table games was approximately $1,235 and $1,220 respectively for the three-month periods ending March 31, 2003 and 2002. The monthly lease revenue includes royalties and commencement fees paid during the respective quarters. The increase in the average monthly lease charge in the 2003 period was due primarily to the improvement of table revenues from the Company's European subsidiary. The Company maintained 1,000 and 1,081 table games at March 31, 2003 and 2002, respectively.

2. Product sales revenues during the three months ended March 31, 2003 were $13.2 million, an increase of $2.7 million, or 26%, from revenues of $10.5 million in the 2002 comparable period. This net increase during the current period was due principally to:

   (i)	increases in sales of interior signage of approximately $2.5
	million, partially offset by a decrease in sales of electronic displays. The increase in interior signage sales occurred due to the increase in sales at the Company's European subsidiary coupled with an increase in domestic sales as several casino operators upgraded or replaced their interior signage and displays, and

   (ii)	an increase of approximately $0.6 million in systems sales in the
	2003 quarter as compared to the 2002 quarter, from approximately $1.9 million in 2002 to $2.5 million in 2003. Increased sales to certain Canadian customers, which expanded casino slot operations during the year, was the primary contributor to this increase.

OPERATING INCOME (LOSS)

(Amounts in thousands)                                        Change
Business Segment             2003          2002         Amount        %      Comment
--------------------        ------        ------        ------       ---     ------
 Gaming operations         $  1,170      $  4,009      $ (2,839)    (70.8)%     1
 Product sales                2,107           563         1,544      274.2%     2
                            -------       -------       -------
   Segment operating
    income (loss)             3,277         4,572        (1,295)    (28.3)%

Corporate                    (3,775)       (2,760)       (1,015)    (36.8)%     3
                            -------       -------       -------
   Total operating income
    (loss)                 $   (498)     $  1,812      $ (2,310)   (127.5)%
                           ========      ========      ========

Depreciation and amortization:
  Gaming operations        $  2,389      $  1,706       $   683      40.0 %
  Product sales                 221           249           (28)    (11.2)%
  Corporate                     691           789           (98)    (12.4)%
                            -------       -------       -------
   Total                  $   3,301      $  2,744       $   557      20.3 %     4

                          ========      ========      ========

1. Gaming operations reported operating income during the three months ended March 31, 2003 of approximately $1.2 million compared to operating income of approximately $4.0 million in the 2002 period. This net decrease of $2.8 million was primarily due to:

   (i)	the previously discussed decrease in recurring revenues from leased
	slot machines of approximately $1.5 million and an increase in depreciation and amortization as well as increased operating costs, partially offset by a decrease in the cost to service, refurbish and maintain the Company's slot route. Depreciation and amortization for the three months ended March 31, 2003 and 2002 was $2.1 million and $1.4 million, respectively. The increase was due primarily to accelerating the depreciation of certain slot machines in the current quarter as the result of the agreement with Aristocrat Technologies, Inc. ("ATI") to replace our existing slot machines placed in casinos with ATI versions of these machines. Slot rental expense increased slightly to $1.4 million in the 2003 period as compared to $1.3 million in the 2002 period. Segment expense, excluding slot rent expense and depreciation and amortization expense, was approximately $1.5 million in the 2003 period compared to approximately $1.2 million in the 2002 period. This $0.3 million increase was caused by increases in research and development costs and sales expenses during the three months ended March 31, 2003, partially offset by a decrease in salaries and related costs as a result of a reduction in the work force during the third quarter of 2002. Maintenance and refurbishment costs for slot machines decreased from $2.0 million to $1.7 million for the three months ended March 31, 2003 and 2002, respectively, due primarily to the decrease in the average number of slot machines leased during the current period, and

   (ii)	the previously discussed decrease in recurring revenues from leased
	casino table games of approximately $0.4 million and an increases in costs of revenues as a percentage of revenues and segment expenses. Total costs of revenues, exclusive of segment expenses, for the three months ended March 31, 2003 and 2002 totaled approximately $0.6 million for both periods. Costs of revenues as a percentage of revenues increased to 16% in the 2003 period from 14% in the 2002 period. Segment expenses, excluding depreciation and amortization, were approximately $0.7 million in the 2003 period as compared with $0.5 million in the 2002 period. The increase was due primarily to an increase in sales and engineering related costs. Depreciation and amortization for the three months ended March 31, 2003 and 2002 was $0.3 million for both periods.

2. Product sales reported operating income during the three months ended March 31, 2003 of approximately $2.1 million, compared to operating income of approximately $0.6 million in the 2002 period. This improvement of $1.5 million in operating income resulted principally from:

   (i)	the previously discussed increase in revenues, as well as higher
	gross profit margins and a decrease in operating costs from the Company's interior signs, electronic displays and other product sales. Gross margins improved from 35% in the prior year period to 38% in the current period. This increase in the current period was caused principally by lower manufacturing costs as a result of the consolidation of manufacturing operations in August 2002. Total costs of revenues, exclusive of segment expenses, for the three months ended March 31, 2003 was $6.6 million compared to approximately $5.6 million for the three months ended March 31, 2002. Depreciation and amortization remained stable at $0.2 million for the three months ended March 31, 2003 and 2002. Segment expenses, excluding depreciation and amortization, decreased from approximately $2.3 million in the 2002 period to $1.7 million in the 2003 period. This decrease was due primarily to a decrease in the work force and other cost saving measures initiated in the third quarter of 2002 as part of the restructuring plan, and

   (ii)	a decrease in the operating results from the Company's systems
	business of approximately $0.2 million. The decrease was due primarily to a decrease in gross profit margins and an increase in segment expenses, partially offset by the increase in revenues. Gross margins decreased from 58% in the prior year period to 44% in the current period. This decrease was caused principally by a shift in the sales mix from higher margin software sales to lower margin hardware sales in the quarter ended March 31, 2003. Costs of sales for the systems business was $1.4 million during the quarter ended March 31, 2003 compared to $0.8 million during the same quarter in 2002. Segment expenses, excluding depreciation and amortization, increased slightly from approximately $1.0 million in the 2002 period to approximately $1.1 million in the 2003 period. The increase was due primarily to an increase in sales expenses. Depreciation and amortization for the three months ended March 31, 2003 and 2002 was less than $0.1 million for both periods.

3. Corporate expenses during the three months ended March 31, 2003 were $3.8 million, an increase of approximately $1.1 million from $2.7 million in the 2002 comparable period. The increase was due primarily to increases in legal and regulatory licensing fees of approximately $1.0 million, which include legal expenses incurred by the former CEO and by the Company in connection with licensing issues in several jurisdictions, audit fees of approximately $0.2 million, related to the reaudit of the Company's 2000 and 2001 financial statements and medical insurance costs of approximately $0.2 million, partially offset by a decrease in salaries and related costs as a result of the reduction in the work force during the third quarter of 2002.

4. Depreciation and amortization during the three months ended March 31, 2003 was $3.3 million, an increase of $0.6 million from $2.7 million in the 2002 comparable period. This increase was primarily due to the aforementioned increase in depreciation related to leased slot machines, partially offset by a slight decrease in corporate depreciation and amortization.

INTEREST EXPENSE

  Interest expense during the three months ended March 31, 2003 was $3.9 million, a slight increase from $3.8 million during the three months ended March 31, 2002. This increase was due primarily to increased charges related to the Company's revolving line of credit facility.

OTHER INCOME AND EXPENSE

  Other income and expense, excluding interest income, during the quarter ended March 31, 2003, was a net expense of approximately $0.1 million compared to net income of less than $0.1 million in the comparable 2002 period.

  Interest income for the quarter ended March 31, 2003 was less than $0.1 million compared to interest income for the quarter ended March 31, 2002 of approximately $0.2 million. The decrease was due principally to a decrease in average interest rates during the current period.

LOSS FROM DISCONTINUED OPERATIONS

  During the quarter ended March 31, 2002, the Company recorded losses from discontinued operations, net of income tax benefits calculated at a 34% tax rate, of approximately $0.1 million. The losses relate to the Company's exterior sign operation, which was sold effective October 31, 2002.

INCOME TAXES

  For each of the three month periods ended March 31, 2003 and 2002, the Company recorded a tax provision of less than $0.1 million. The primary component of the income tax provision for the current period was state income taxes. The primary component of the income tax provision for the prior year period was an offset to a tax benefit recorded relative to discontinued operations losses. The tax provision offsets the tax benefit from the discontinued operations losses for the period. No tax benefit was recognized by the Company related to its loss from continuing operations, as the benefit has been fully reserved.

LOSS PER SHARE

  Both basic and diluted loss per share for the three months ended March 31, 2003 were $0.39 on basic and diluted weighted average common shares outstanding of approximately 12,877,000. Both basic and diluted loss per share for the three months ended March 31, 2002 were $0.15 on basic and diluted weighted average common shares outstanding of approximately 12,783,000. Dilutive stock options have not been included in the computations of diluted net loss per share as their effect would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

  For the three months ended March 31, 2003, the Company incurred a net loss of approximately $5.0 million. Net cash and cash equivalents at March 31, 2003 were $15.6 million, a decrease of approximately $0.7 million from $16.3 million at December 31, 2002. Working capital decreased to $19.5 million at March 31, 2003 from $22.0 million at December 31, 2002. This working capital decrease was due principally to decreases in accounts and notes receivable of approximately $2.8 million and an increase in accrued liabilities of approximately $2.1 million, partially offset by decreases in trade accounts payable of approximately $1.9 million and in customer deposits of approximately $1.0 million.

  Cash provided by operating activities was approximately $0.4 million for the three months ended March 31, 2003. The significant items affecting this amount were a net loss of approximately $5.0 million offset by non-cash charges of:
(i) $3.3 million for depreciation and amortization, (ii) $0.5 million for inventory and receivable valuation provisions and (iii) $0.6 million for amortization of debt discount and issue costs. Significant changes in operating assets and liabilities also affecting cash provided by operating activities was an increase in accrued liabilities of $2.1 million, principally from an increase in accrued interest related to long-term debt, and a net decrease in accounts and notes receivable of approximately $2.7 million, partially offset by a net increase in inventories of approximately $1.1 million and decreases in accounts payable of approximately $1.9 million, and in customer deposits of approximately $1.0 million.

  Cash used in investing activities was approximately $0.5 million during the three months ended March 31, 2003 due primarily from purchases of property and equipment.

  Cash used in financing activities was approximately $0.6 million during the three months ended March 31, 2003, principally as a result of principal payments on debt, deferred license fees and capital leases of approximately $0.7 million offset, in part, by proceeds of approximately $0.1 million from the issuance of common stock.

  The following table summarizes the Company's contractual obligations at March 31, 2003, for long-term debt, capital leases, operating leases, license fees, slot machine purchases and employment agreements for the periods shown:


  (Amounts in thousands)		      Less than	      1-3	    4-5        After 5
Contractual Obligations	         Total	       1 year	     years	   years	years
------------------------         -----         ------        -----         -----        -----
 Long-term debt 	       $105,536      $    150      $    102      $    284      $105,000
 Capital leases 	          1,661 	1,199 	        462 	        - 	      -
 Operating leases	         27,144	        8,467	      5,495	    4,315	  8,867
 License fees	                    785	          334	        451	        -	      -
 Purchase of slot machines	    300	          300	          -	        -	      -
 Employment agreements	          4,039         1,888 	      1,941 	      210 	      -
                                -------       -------       -------       -------       -------
     Total 	               $139,465      $ 12,338 	   $  8,451 	 $  4,809      $113,867
                               ========      ========      ========      ========      ========

  The above table includes accretion of debt discount of $4.5 million.

  On August 22, 2001, the Company completed the private placement of $105.0 million of its 11.875% Senior Secured Notes due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. Interest payments of approximately $6.2 million are due on May 1 and November 1 until 2008. The Senior Secured Notes due 2008 are secured by a security interest in certain of the Company's assets and certain assets of its subsidiaries. On or after August 15, 2005, the Company will have the right to redeem all or some of the notes at a price that will decrease over time from 105.938% of the principal amount in 2005 to 100.0% of the principal amount in 2007, plus accrued and unpaid interest. The Senior Secured Notes due 2008 include a covenant whereby the Company may only purchase additional slot machines if it maintains $5.0 million of available liquidity, as defined. The Company is in compliance with this covenant as of March 31, 2003.

  Following each fiscal year, if the Company has excess cash flow for such fiscal year, the Company will offer to purchase up to an aggregate principal amount of notes equal to 50.0% of such excess cash flow at a price equal to 100.0% of the principal amount plus accrued and unpaid interest.

  In February 2002, the Company completed the acquisition of a $17.5 million working capital revolving line of credit facility (the "Facility") with Foothill Capital Corporation ("Foothill"). Borrowings under the Facility are based on (i) eligible accounts receivable, as defined, up to $7.5 million with interest at LIBOR plus 2.75% or prime plus 0.75% and (ii) Table Game EBITDA, as defined, up to $10.0 million with interest at prime plus a range of 2.0% to 3.5% depending on Debt Coverage Ratios, as defined in the Facility. Any borrowings under the Facility are secured by a first secured interest in substantially all of the Company's assets. The Company pays a 0.5% per annum unused line fee. The Facility has early payoff penalties during the term of the line at 3.0% during the first year, 2.0% during the second year, and 1.0% during the third year. The Facility has an initial term of three years and includes certain restrictive financial covenants, including maintenance of $20.0 million of annual EBITDA, minimum table games revenue of $0.8 million monthly and a table game installed base of not less than 600 games. At June 30 and September 30, 2002, the Company was not in compliance with its covenant to maintain minimum amounts of annual EBITDA. The Company and Foothill subsequently amended the EBITDA covenant to require the Company to maintain a trailing twelve months EBITDA of $15.0 million for each of the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003. The calculation of EBITDA was also amended to allow for certain non-cash charges to be excluded. The EBITDA covenant increases to $17.0 million for the quarter ended June 30, 2003 and increases to the original amount of $20.0 million for the quarter ended September 30, 2003 and each quarter thereafter for the remaining term of the Facility. The capacity of the Facility will be $12.5 million until the Company has achieved EBITDA of $20.0 million for three consecutive quarters, at which point the capacity of the Facility will revert to the original $17.5 million. At March 31, 2003, the Company was in compliance with the financial covenants associated with the Facility.

  Based on the amount of cash and cash equivalents held of approximately $15.6 million, cash generated from operations, and the capacity of $12.5 million under the Facility, management believes the Company has sufficient working capital on both a short- and long-term basis.

  CAPITAL EXPENDITURES AND OTHER

  During the three months ended March 31, 2003, the Company spent approximately $0.5 million for purchases of property and equipment. The Company presently plans to spend approximately $3.0 million for property and equipment for the year ending December 31, 2003. The Company plans to purchase inventory for lease to others only to the extent that specific machines not currently on lease or participation at casinos are used or based on contractual commitments with the supplier of its gaming machines. Purchases of property and equipment are limited to $6.0 million under the terms of the Company's Facility.

  In March 2002, the Company entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for a new slot machine introduction. These purchases will total approximately $3.5 million. As of March 31, 2003, the Company has not purchased any slot machines under this agreement and may be obligated to pay a cancellation fee of up to $0.6 million. In March 2003, the Company paid $0.3 million to the supplier to be used as an advance against future slot machine purchases or as part of the cancellation fee.

  In October 2002, the Company entered into a development and licensing agreement with ATI whereby ATI will be an exclusive supplier of hardware for our branded slot machine products in certain North America jurisdictions. Under the agreement, we will be responsible for game development and theme licensing and ATI will integrate the games onto its latest game platforms. In January 2003, this agreement was expanded to allow us to outsource our servicing, maintenance and refurbishing requirements to ATI, so we may focus our efforts on game development, including game conceptualization, art and software program design. ATI will receive royalties for service and hardware rendered per game per day. On a jurisdiction-by-jurisdiction basis, we plan to replace our existing slot machines placed in casinos with ATI versions of these machines.

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

  The Company is a party to post-employment agreements entered into in August 2002 with its former CEO and CFO. The agreements require payments subsequent to December 31, 2002 of approximately $2.0 million plus medical costs through August 2006. In March 2003, the Company reached an agreement with its former CEO whereby he resigned from the Company's board of directors and specifically as chairman of the board. In March 2003, the Company paid its former CEO all outstanding future payments totaling approximately $1.4 million and agreed to pay certain legal costs incurred by the former CEO in the approximate amount of $0.5 million.

  RESTRUCTURING EXPENSES AND SEVERANCE COSTS

  Included in restructuring expense for 2002 was approximately $0.9 million of principally non-officer employee severance costs for approximately 130 terminated employees related to a restructuring plan. Excluding the Company's research and development and sales personnel, all employee groups within the Company were affected by the terminations. As of March 31, 2003, the $0.9 million accrual for employee severance has been paid.

  Additionally, a restructuring charge in 2002 of approximately $3.3 million was taken to accrue the present value of long-term building lease commitments which, in accordance with the actions taken by the Company, will not be utilized as of specified dates as certain business operations have been streamlined, consolidated or divested. The leases are for one building located in Gulfport, Mississippi and for two buildings located in Las Vegas, Nevada. The building lease in Mississippi has a term which expires in approximately 12 years, while the two leases in Nevada have terms expiring in July 2004 and in 2017. On a quarterly basis through July 2004, the Company plans to remit cash of approximately $0.3 million under the lease agreements. Subsequent to July 2004, the Company plans to remit cash of approximately $0.1 million quarterly. At March 31, 2003 approximately $3.2 million remains unpaid. The Company is subleasing one of the Las Vegas buildings and is currently seeking tenants for subleasing the other buildings.

  Severance expense for 2002 were charges for the separation and post-employment agreements of the Company's former CEO, CFO and another officer. Including severance and other provisions of the agreements, the total charge was approximately $4.8 million of which $1.8 million was a cash charge paid during the three months ended September 30, 2002. Approximately $0.6 million of the severance expense was applied by the former CEO and CFO to repay outstanding loans and advances owed to the Company. In March 2003, the Company paid its former CEO all remaining amounts owed him totaling $1.4 million in conjunction with his retirement as Chairman of the Board of Directors. On a quarterly basis through July 2003, the remaining required quarterly payments to the individuals approximate $0.1 million. Subsequent to July 2003 to August 2006, the Company is required to pay approximately $0.1 million annually. At March 31, 2003, approximately $0.5 million remained unpaid.

  SHARE REPURCHASE PLAN

  On August 13, 2002 the Company's Board of Directors authorized the purchase of up to $2.0 million of the Company's common stock. The purchases will be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. The Company did not purchase any shares of its common stock during the three months ended March 31, 2003. Through March 31, 2003, the Company has purchased approximately 76,000 shares of its common stock for approximately $0.2 million. As of March 31, 2003, the Company had approximately 195,000 shares of common stock held in treasury.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

  Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debts, inventory valuation reserves and asset impairment require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are inherently subject to a degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

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


                           MIKOHN GAMING CORPORATION


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Refer to Part I, Item 7A, of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. There have been no material changes in market risks since the fiscal year end.


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



                           MIKOHN GAMING CORPORATION
                          PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

A.  Exhibits:

    99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


B.  Reports on Form 8-K:

    A report filed on Form 8-K with the Securities and Exchange Commission on March 13, 2003 to disclose the Company's unaudited financial results for the fourth quarter and 2002 fiscal year.

   A report filed on Form 8-K with the Securities and Exchange Commission on March 14, 2003 to disclose the retirement of Dennis Garcia and Bruce Peterson from the Company's Board of Directors.

   A report filed on Form 8-K with the Securities and Exchange Commission on March 24, 2003 to disclose the retirement of David J. Thompson from the Company's Board of Directors and that Peter G. Boynton will assume the role of Chairman of the Board of Directors.







                                   SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



		                       MIKOHN GAMING CORPORATION, Registrant



                                       /s/     John M. Garner
                                         -------------------------
                                       JOHN M. GARNER
                                       Chief Financial Officer
                                       May 13, 2003










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

Date: May 13, 2003
                                              By: /s/ Russel H. McMeekin
                                                  -----------------------
                                                  RUSSEL H. MCMEEKIN
                                                  Chief Executive Officer





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

Date: May 13, 2003
                                               By: /s/  John M.Garner
                                                  ---------------------
                                                  JOHN M. GARNER
                                                  Chief Financial Officer