Form 10-Q
period 2003-06-30
MIKOHN GAMING CORP
filed 2003-08-14
CIK 912241

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934.

For the quarterly period ended:    June 30, 2003
                               ----------------------

[  ]  	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the transition period from ______to______

 Commission File Number:             000-22752
                        -----------------------------------

                            MIKOHN GAMING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                          88-0218876
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                       Identification Number)

                     920 Pilot Road, Las Vegas, NV  89119
--------------------------------------------------------------------------------
             (Address of principal executive office and zip code)

                                 (702) 896-3890
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   YES [ X ]  	NO [   ]

  Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)  YES [   ]   NO [ X ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

             13,333,739              as of              August 11, 2003
         ------------------	                      ------------------
        (Amount Outstanding)                                (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS


                                                                           Page
Part I  FINANCIAL INFORMATION                                             ------

	Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets at June 30,
                  2003 (Unaudited) and December 31, 2002                     2

                 Condensed Consolidated Statements of Operations for
                  the Three and Six Months Ended June 30, 2003 and
                  2002 (Unaudited)                                           4

                 Condensed Consolidated Statements of Cash Flows for
                  the Six Months Ended June 30, 2003 and 2002
                  (Unaudited)                                                6

                 Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                                     8

	Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         22

	Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                                 34

	Item 4. Controls and Procedures                                     34


Part II OTHER INFORMATION

	Item 4. Submission of Matters to a Vote of Security Holders         35

	Item 6. Exhibits and Reports on Form 8-K                            36

`	Signatures                                                          37

                          MIKOHN GAMING CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS


		                              June 30,
(Amounts in thousands)		                2003       December 31,
                       		            (Unaudited)        2002
				              -------        -------
                    ASSETS
 Current assets:
    Cash and cash equivalents 		     $ 11,441       $ 16,275
    Accounts and notes receivable, net 	       13,020	      14,799
    Inventories, net 		                9,465	      10,578
    Prepaid expenses 		                2,798	       4,063
    Deferred tax asset 		                3,313	       3,313
                                              -------        -------
       Total current assets 		       40,037	      49,028

 Notes receivable, net		                  394	         408
 Property and equipment, net 		       19,219	      21,824
 Intangible assets, net 	               56,559	      57,838
 Goodwill 		                        2,860	       2,860
 Other assets 		                        9,189	      10,035
				              -------        -------
       Total assets 		             $128,258 	    $141,993
                                             ========       ========

See notes to condensed consolidated financial statements.

                         MIKOHN GAMING CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

			                              June 30,
(Amounts in thousands)		                2003       December 31,
except share data)		            (Unaudited)        2002
				              -------        -------
 LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
    Trade accounts payable 		     $  6,764	    $  8,715
    Customer deposits 		                2,577	       3,928
    Current portion of long-term debt
     and notes payable 		                1,029	       1,654
    Accrued liabilities 		        9,326	      11,241
    Deferred revenues and license fees	        1,654	       1,501
                                              -------        -------
       Total current liabilities 	       21,350	      27,039

 Long-term debt and notes payable,
  net of unamortized discount of
  $4,314 and $4,732 		              101,345	     101,330
 Other long-term liabilities		        3,112	       4,422
 Deferred tax liability 		       16,114	      16,114
                                              -------        -------
       Total liabilities 		      141,921	     148,905

 Commitments and contingencies (Note 5)

 Stockholders' deficit:
    Preferred stock, $0.10 par value,
      5,000,000 shares authorized,
      none issued and outstanding 		    -	           -
    Common stock, $0.10 par value,
      100,000,000 shares authorized,
      13,161,633 and 13,049,773 shares
      issued and outstanding		        1,316	       1,305
    Additional paid-in capital 		       67,711	      67,299
    Foreign currency translation 	         (598)	        (858)
    Accumulated deficit 		      (81,380)       (73,946)
                                              -------        -------
       Subtotal 		              (12,951)	      (6,200)
    Less treasury stock, 194,913 shares,
      at cost 		                         (712)	        (712)
                                              -------        -------
       Total stockholders' deficit	      (13,663)	      (6,912)
				              -------        -------
       Total liabilities and stockholders'
         deficit		             $128,258       $141,993
				             ========       ========

 See notes to condensed consolidated financial statements.

                          MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


(Amounts in thousands,	        Three Months Ended         Six Months Ended
except per share amounts)            June 30,                   June 30,
                                 2003       2002            2003       2002
                                ------     ------          ------     ------
Revenues:
  Gaming operations            $  9,773   $ 10,769       $ 19,310   $ 22,135
  Product sales                  13,686     13,245         26,882     23,707
                                -------    -------        -------    -------
Total revenues                   23,459     24,014         46,192     45,842

Operating costs and expenses:
  Gaming operations               8,329      9,015         16,696     16,372
  Product sales                  11,338     12,918         22,427     22,817
  Corporate expense               2,524      3,181          6,299      5,941
  Severance expense                   -          -            575          -
                                -------    -------        -------    -------
Total operating costs and
  expenses                       22,191     25,114         45,997     45,130

Operating income (loss):
  Gaming operations               1,444      1,754          2,614      5,763
  Product sales                   2,348        327          4,455        890
  Corporate expense              (2,524)    (3,181)        (6,299)    (5,941)
  Severance expense                   -          -           (575)         -
                                -------    -------        -------    -------
Total operating income (loss)     1,268     (1,100)           195        712

Interest expense                 (3,860)    (4,026)        (7,738)    (7,811)
Other income (expense)              207       (115)           115        123
                                -------    -------        -------    -------
Loss from continuing
  operations before income
  tax provision                  (2,385)    (5,241)        (7,428)    (6,976)
Income tax provision                 (3)      (424)            (6)      (490)
                                -------    -------        -------    -------
Loss from continuing
  operations                     (2,388)    (5,665)        (7,434)    (7,466)
Loss from discontinued
  operations, net of taxes            -       (147)             -       (276)
                                -------    -------        -------    -------
Net loss                       $ (2,388)  $ (5,812)      $ (7,434)  $ (7,742)
                               ========   ========       ========   ========

Weighted average common shares:
  Basic                          12,910     12,817         12,893     12,795
  Diluted                        12,910     12,817         12,893     12,795
                               ========   ========       ========   ========
Basic and diluted loss
    per share:
  Loss from continuing
    operations                  $ (0.18)   $ (0.44)       $ (0.58)   $ (0.59)
  Loss from discontinued
    operations                        -      (0.01)             -      (0.02)
                                -------    -------        -------    -------
Net loss                        $ (0.18)   $ (0.45)       $ (0.58)   $ (0.61)
                                =======    =======        =======    =======


See notes to condensed consolidated financial statements

                             MIKOHN GAMING CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)


(Amounts in thousands)	        Three Months Ended         Six Months Ended
                                     June 30,                   June 30,
                                 2003       2002            2003       2002
                                ------     ------          ------     ------

Net loss		      $ (2,388)   $ (5,812)	 $ (7,434)   $ (7,742)

Other comprehensive income:
  Foreign currency translation
    gain		           297	       116	      260	  164
	                       -------     -------        -------     -------
Comprehensive loss 	      $ (2,091)	  $ (5,696)	 $ (7,174)   $ (7,576)


See notes to condensed consolidated financial statements

                             MIKOHN GAMING CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                               Six Months      Six Months
		                                 Ended	         Ended
(Amounts in thousands)		                June 30,        June 30,
		                                  2003            2002
				                -------         -------
Cash flows from operating activities:
 Net loss		                       $ (7,434)        $ (7,742)
 Adjustments to reconcile net loss to net
   cash (used in) provided by operating
   activities:
  Depreciation 		                          5,346		   4,604
  Amortization 		                          1,386		   1,564
  Provision for bad debts 		            (85)	     688
  Provision for obsolete inventory 		    566		     535
  Amortization of debt discount and debt
   issue costs		                          1,155		   1,078
  Discontinued operations		              -		     276
  Loss on disposition of assets 		    129		     317
  Other		                                     30		     195
 Changes in assets and liabilities:
  Accounts and notes receivable		          1,879		   1,832
  Inventories 		                            615		    (862)
  Other assets 		                          1,267	          (2,464)
  Trade accounts payable 		         (1,951)	  (1,171)
  Accrued expenses and other liabilities         (2,783)	     936
  Other liabilities		                 (1,403)           1,726
				                -------          -------
Net cash (used in) provided by operating
  activities		                         (1,283)	   1,512
				                -------          -------
Cash flows from investing activities:
  Purchase of property and equipment 	         (2,631)	  (2,301)
  Cash provided by discontinued operations	      -		     177
  Increase in intangible assets		              -	            (490)
		                                -------          -------
Net cash used in investing activities 	         (2,631)	  (2,614)
				                -------          -------
Cash flows from financing activities:
  Proceeds from long-term debt 		              -		      32
  Principal payments on long-term debt 		   (115)	    (183)
  Principal payments on capital leases		   (961)            (994)
  Principal payments on deferred license fees 	   (237)            (213)
  Issuance of common stock 		            393		     374
                                                -------          -------
Net cash used in financing activities		   (920)	    (984)
		                                -------          -------
Decrease in cash and cash equivalents 	         (4,834)	  (2,086)

Cash and cash equivalents,
  beginning of period 		                 16,275		  15,207
	                                        -------          -------
Cash and cash equivalents,
  end of period 		               $ 11,441	        $ 13,121
                                               ========         ========

See notes to condensed consolidated financial statements

                             MIKOHN GAMING CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(Continued)

                                               Six Months      Six Months
		                                 Ended	         Ended
(Amounts in thousands)		                June 30,        June 30,
		                                  2003            2002
				                -------         -------
Supplemental disclosure of cash flow information:

Cash paid during the period for:

  Interest		                       $  6,888 	$  6,817
				               ========         ========
  Federal and state income taxes               $     21	        $     55
                                               ========         ========



 See notes to condensed consolidated financial statements.

                          MIKOHN GAMING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. GENERAL

  These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless indicated otherwise, "Mikohn," the "Company," "we," "us" and "our" refer to Mikohn Gaming Corporation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at June 30, 2003, and the results of its operations and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

  Certain items reported in the prior year have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated.

  Amounts disclosed in the accompanying footnote tables are rounded to the nearest thousand while amounts included in text are disclosed in actual amounts.

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

  Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems,
(ii) customers that have multiple locations and install the system themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.

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

  Stock-Based Compensation At June 30, 2003, the Company had one stock-based employee plan, one director compensation plan and an employee stock incentive plan. The Company accounts for these plans in accordance with APB No. 25, "Accounting For Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the

Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".


       (Amounts in thousands,                    Six months ended June 30,
       except per share amounts)                   2003            2002
                                                  ------          ------
Net loss, as reported                            $ (7,434)       $ (7,742)
Reported stock-based compensation expense              30             181
Pro forma stock-based employee compensation
  expense determined under fair value method         (483)           (506)
                                                  -------         -------
Pro forma net loss                               $ (7,887)       $ (8,067)
                                                 ========        ========

Loss per share:
  As reported                                    $  (0.58)       $  (0.61)
    Basic and diluted
  Pro forma
    Basic and diluted                            $  (0.61)       $  (0.63)
                                                 ========        ========

  Guarantees   In November 2002, the FASB issued FIN No. 45, ("FIN 45"),
"Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34". The following is a summary of the agreements that the Company has determined are within the scope of FIN 45.

  Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The Company has a separate indemnification agreement with one of its directors that requires it, subject to certain exceptions, to indemnify him to the fullest extent authorized or permitted by its bylaws. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2003.

  The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with landlords. Under these provisions the Company generally indemnifies the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

  Recently issued accounting standards In May 2003, the FASB issued
Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments; 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, FAS 150 is effective for all financial instruments entered into or modifies after May 31, 2003, and other wise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 is not expected to have an impact on the Company's consolidated financial position or disclosures.

3. INVENTORIES

  Inventories at June 30, 2003 and December 31, 2002 consist of the following:


                                              June 30,       December 31,
  (Amounts in thousands)                        2003             2002
                                               ------           ------
  Raw materials                               $ 10,603         $  9,689
  Finished goods                                 2,736            3,924
  Work-in-progress                                 648            1,037
                                               -------          -------
    Subtotal                                    13,987           14,650
  Reserve for obsolete inventory                (4,522)          (4,072)
                                               -------          -------
    Total                                     $  9,465         $ 10,578
                                              ========         ========

4. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company performs an impairment analysis on all of its long-lived and intangible assets on a quarterly basis. For indefinite lived assets including perpetual licenses and goodwill, an independent valuation is performed at least annually, to determine if any impairment has occurred. An independent valuation test as of September 30, 2002, did not result in any impairment.

The net carrying value of goodwill and other intangible assets as of June 30, 2003 is comprised of the following:

		                       Net Amount Allocated by Segment

(Amounts in thousands)		         Gaming         Product
                                       Operations        Sales	      Corporate        Total
                                        --------        -------	       -------	      -------
Goodwill		                $  2,471       $    389       $      -       $  2,860
Indefinite life intangible asset
  (perpetual license)		          50,532              -	             -	       50,532
Definite life intangible assets
  (see detail below)		           3,406            842		 1,779	        6,027
                                         -------        -------       --------        -------
  Total		                        $ 56,409       $  1,231       $  1,779       $ 59,419
                                        ========       ========       ========       ========

  The net carrying value of goodwill ($2.9 million) as of June 30, 2003 is included in the geographic operations of North America ($2.5 million) and Australia/Asia ($0.4 million).

  Definite life intangible assets as of June 30, 2003, subject to amortization, are comprised of the following:

                               Gross Carrying      Accumulated
(Amounts in thousands)		   Amount	  Amortization		 Net
                                  --------          --------           -------

Patent / trademark rights	  $ 10,212          $ (6,326)         $  3,886
Covenants not to compete	     9,847	      (9,420)		   427
Software development costs	     2,158		(982)		 1,176
Proprietary rights / other	       934		(396)		   538
                                   -------           -------           -------
  Total		                  $ 23,151	    $(17,124)	      $  6,027
                                  ========          ========          ========

  Amortization expense for definite life intangible assets was approximately $1.2 million for the six months ended June 30, 2003 compared to $1.4 million for the six months ended June 30, 2002

5. COMMITMENTS AND CONTINGENCIES

  The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment would reasonably be expected to have a material adverse effect on the Company or its operations.

  In March 2002, the Company entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for a new slot machine introduction. These purchases will total approximately $3.5 million. As of June 30, 2003, the Company has not purchased any slot machines under this agreement and has paid $0.3 million to the supplier to be used as an advance towards future slot machine purchases or as part of a cancellation fee, estimated to be $0.6 million. The remaining $0.3 million of the cancellation has been previously accrued for.

  A former supplier to the Company has alleged that the Company has an outstanding commitment to purchase certain electronic components in the amount of approximately $0.5 million. The Company does not believe that the amount or the alleged contractual relationship are valid and does not plan to acquire the components.

  A lease agreement for a building in Las Vegas, NV contains a minimum net worth requirement stating that if the net worth of the Company falls below a specified threshold, the Company must provide the landlord with a letter of credit to secure future rent payments. During the years ended December 31, 2001 and 2002, the Company's minimum net worth did not meet the requirements under the lease agreement. Because of the minimum net worth shortfall, the Company paid $0.9 million for a letter of credit to secure future rent payments and potentially could be obligated to purchase an additional $2.1 million letter of credit.

6. LOSS PER SHARE

The following table provides a reconciliation of basic and diluted loss per share:

                                                               Dilutive
(Amounts in thousands,                                          Stock
except per share amounts)		        Basic	       Options	        Diluted
					       -------         -------	        -------
For the three months ended June 30, 2003:
     Net loss		                       $ (2,388)       $      -        $ (2,388)
     Weighted average shares		         12,910				 12,910
     Per share amount		               $  (0.18)       $      -	       $  (0.18)
                                               ========        ========        ========

For the three months ended June 30, 2002:
     Net loss		                       $ (5,812)       $      -		$ (5,812)
     Weighted average shares		         12,817				  12,817
     Per share amount		               $  (0.45)       $      -		$  (0.45)
                                               ========        ========         ========

For the six months ended June 30, 2003:
     Net loss		                       $ (7,434)       $      -		$ (7,434)
     Weighted average shares		         12,893				  12,893
     Per share amount		               $  (0.58)       $      -		$  (0.58)
				               ========        ========         ========

For the six months ended June 30, 2002:
     Net loss		                       $ (7,742)       $      -		$ (7,742)
     Weighted average shares		         12,795				  12,795
     Per share amount		               $  (0.61)       $      -		$  (0.61)
                                               ========        ========         ========

  Dilutive stock options of approximately 60,000 and 337,000 for the three months ended June 30, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive. Dilutive stock options of approximately 30,000 and 481,000 for the six months ended June 30, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

7. RELATED PARTY TRANSACTIONS

  David J. Thompson announced his resignation as chief executive officer effective August 16, 2002 and, on March 21, 2003, Mr. Thompson announced his retirement as chairman of the board of directors. According to the provisions of Mr. Thompson's chief executive officer severance agreement, the Company recorded a charge of approximately $3.3 million of which $1.5 million in cash payments were made during the year ended December 31, 2002. In addition, approximately $0.3 million of the chief executive officer severance agreement was applied by Mr. Thompson to repay outstanding loans and advances owed to the Company. In March 2003, as part of his retirement package, the Company paid the remaining amounts owed Mr. Thompson totaling approximately $1.4 million and agreed to pay certain legal costs incurred by him in the approximate amount of $0.5 million.

8. ACQUISITION/ DIVESTITURE OF SUBSIDIARIES

  During the third quarter of 2002, in connection with its restructuring plan, the Company decided to divest its exterior sign operations in the Product Sales segment. On October 1, 2002, the Company reached a definitive agreement to sell the exterior sign operations. The transaction closed on October 31, 2002 for $1.7 million consisting of cash payments received in September and October 2002 of $0.5 million and $0.7 million, respectively, and a note for $0.5 million which was paid on December 31, 2002. As a result of the sale, a charge of approximately $1.1 million related to the impairment of the exterior sign operations assets, net of the expected proceeds, was recorded as was the loss from normal operations of the business. The loss from discontinued operations is shown net of an income tax benefit of 34% applied to the pretax loss from the discontinued operations. The operating results of this business were previously included in the "Product Sales" segment and are presently reflected as Discontinued Operations in the accompanying condensed consolidated statements of operations.

  The operating results of discontinued operations for the three and six months ended June 30, 2002 are as follows:

	                               Three Months Ended     Six Months Ended
	                                    June 30,		  June 30,
(Amounts in thousands)	                      2002	 	    2002
			                     ------                ------
Revenues	                            $  1,903 		  $  4,470
Operating costs and expenses	               2,113 		     4,874
                                             -------               -------
  Operating loss	                        (210)		      (404)
Other expense	                                 (11)  	               (12)
                                             -------               -------
  Net loss before income taxes	                (221)		      (416)
Income tax benefit	                          74		       140
                                             -------               -------
  Loss from discontinued operations	    $   (147) 	          $   (276)
                                            ========              ========

9. SEGMENT REPORTING

  The Company's worldwide operations are concentrated in two principal business segments: gaming operations and product sales. The gaming operations business segment was established in 1993 to develop, acquire, manufacture and distribute proprietary games, and these games have become increasingly important to its business. Increased attention has been given to gaming operations due to the high recurring revenues and profit margin potential for this business line. Mikohn owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases either providefor a fixed rental payment or a participation in the game's operating results. Sales of proprietary games are reflected in the reported results of the Company'sproduct sales business segment, while revenues derived from leases are included in the results of its gaming operations business segment. The Company's product sales business segment has been providing gaming products and equipment around the world since 1987. Initially, the Company sold progressive jackpot systems and then expanded to manufacturing signs, jackpot meters, and related products. The Company's gaming products are found in almost every major gaming jurisdictionand include: (i) interior casino signage and electronic components used in progressive jackpot systems, (ii) player tracking and accounting systems and (iii) gaming machines.

  Business segment information for the three and six months ended June 30, 2003 and2002 consists of:

	                          Three Months Ended          Six Months Ended
(Amounts in thousands)                 June 30,                    June 30,
Business Unit Segments             2003        2002            2003        2002
                                  ------      ------          ------      ------
Revenues:
  Gaming operations
   Slot operations	        $  5,959    $  6,475	    $ 11,662    $ 13,652
   Table games		           3,814       4,294	       7,648       8,483
                                 -------     -------         -------     -------
 	                           9,773      10,769          19,310      22,135
  Product sales:
   Signage and electronic
    components		          10,448      10,381	      20,647	  18,613
   Player tracking and systems	   3,186       1,637	       5,734	   3,579
   Gaming machines		      52       1,227		 501       1,515
                                 -------     -------         -------     -------
		                  13,686      13,245	      26,882	  23,707
                                 -------     -------         -------     -------
     Total		        $ 23,459    $ 24,014	    $ 46,192	$ 45,842
                                ========    ========        ========    ========

Operating income (loss):
  Gaming operations		$  1,444    $  1,754 	    $  2,614	$  5,763
  Product sales		           2,348         327 	       4,455	     890
  Corporate		          (2,524)     (3,181)	      (6,299)	  (5,941)
  Severance expense		       -           -	        (575)          -
                                 -------     -------         -------     -------
     Total 		        $  1,268    $ (1,100) 	    $    195	$    712
                                ========    ========        ========    ========

Depreciation and amortization
  Gaming operations		$  2,510    $  2,308 	    $  4,899    $  4,014
  Product sales		             225	 265 		 446	     514
  Corporate		             696	 851	       1,387	   1,640
                                 -------     -------         -------     -------
     Total		        $  3,431    $  3,424	    $  6,732	$  6,168
                                ========    ========        ========    ========

  The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and six months ended June 30, 2003 and 2002 consist of:

	                          Three Months Ended          Six Months Ended
(Amounts in thousands)                 June 30,                    June 30,
Geographic Locations               2003        2002            2003        2002
                                  ------      ------          ------      ------
Revenues:
  North America		        $ 19,855    $ 20,425 	    $ 38,458	$ 38,959
  Australia / Asia		     970       1,500	       1,873  	   3,128
  Europe / Africa		   2,634       2,102 	       5,861	   3,771
  South America		               -	 (13)	           -	     (16)
                                 -------     -------         -------     -------
     Total		        $ 23,459    $ 24,014	    $ 46,192	$ 45,842
                                ========    ========        ========    ========

Operating income (loss):
  North America		        $  1,215    $   (523) 	    $    669	$  1,056
  Australia / Asia		    (359)       (491)		(848)	    (234)
  Europe / Africa		     412	 (73) 		 949	     (94)
  South America		               -         (13)		   -	     (16)
  Severance expense		       -           -		(575)          -
                                 -------     -------         -------     -------
     Total		        $  1,268    $ (1,100)	    $    195	$    712
                                ========    ========        ========    ========

Depreciation and amortization
  North America		        $  3,387    $  3,385 	    $  6,652	$  6,088
  Australia / Asia		      12          20		  20	      43
  Europe / Africa		      32          19 		  60	      37
  South America		               -           -		   -	       -
                                 -------     -------         -------     -------
     Total		        $  3,431    $  3,424	    $  6,732	$  6,168
                                ========    ========        ========    ========

10. GUARANTOR FINANCIAL STATEMENTS

  The Company's domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

                             CONSOLIDATING CONDENSED BALANCE SHEETS (Unaudited)
(Amounts in thousands)                         June 30, 2003

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
ASSETS

Current Assets:
  Cash		                $  9,487      $      2	    $  1,952	  $      -      $ 11,441
  Accounts and notes
    receivable, net		   7,204	 4,290	       1,526	         -	  13,020
  Inventories, net		   4,174	 3,170	       2,121		 -	   9,465
  Other current assets		   2,179         3,638		 294		 -	   6,111
                                 -------       -------       -------       -------       -------
    Total current assets	  23,044	11,100	       5,893		 -	  40,037

Property and equipment, net	   6,876	11,857	         486		 -	  19,219
Intangible assets, net		  53,669	 5,360		 390		 -	  59,419
Investments in subsidiaries	   9,413	     -		   -	    (9.413)	       -
Other assets		           8,193	 1,390		   -		 -         9,583
                                 -------       -------       -------       -------       -------
Total assets	        	$101,195      $ 29,707	    $  6,769	  $ (9,413)	$128,258
                                ========      ========      ========      ========      ========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities		$ 15,935       $ 3,270	     $ 2,145	  $      -	$ 21,350
Intercompany transactions	 (19,271)	14,633	       4,638		 -	       -
                                 -------       -------       -------       -------       -------
    Total current liabilities	  (3,336)	17,903	       6,783		 -	  21,350

Long-term debt, net 		 101,016	   252		  77		 -	 101,345
Other liabilities, long term	   3,077	    35		   -		 -	   3,112
Deferred tax liability		  14,101	 2,013		   -		 -	  16,114

Stockholders' equity (deficit)	 (13,663)	 9,504		 (91)	    (9,413)	 (13,663)
                                 -------       -------       -------       -------       -------
Total liabilities and stock-
  holder's equity (deficit)	$101,195      $ 29,707	    $  6,769	  $ (9,413)	$128,258
                                ========      ========      ========      ========      ========

                                      CONSOLIDATING CONDENSED BALANCE SHEETS
(Amounts in thousands)                           December 31, 2002

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
ASSETS
Current Assets:
 Cash                           $ 14,444      $    (14)     $  1,845      $      -      $ 16,275
 Accounts receivable, net          7,414         4,280         3,105             -        14,799
 Inventories, net                  5,311         2,903         2,364             -        10,578
 Other current assets              1,935         5,142           299             -         7,376
                                 -------       -------       -------       -------       -------
   Total current assets           29,104        12,311         7,613             -        49,028

Property and equipment, net        7,086        14,307           431             -        21,824
Intangible assets, net            54,939         5,370           389             -        60,698
Investments in subsidiaries        6,128             -             -        (6,128)            -
Other assets                       8,898         1,545             -             -        10,443
                                 -------       -------       -------       -------       -------
    Total assets                $106,155      $ 33,533      $  8,433      $ (6,128)     $141,993
                                ========      ========      ========      ========      ========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities             $ 18,207     $  4,367       $  4,465      $      -      $ 27,039
Inter-company transactions       (24,174)      19,790          4,384             -             -
                                 -------       -------       -------       -------       -------
    Total current liabilities     (5,967)      24,157          8,849             -        27,039

Long-term debt, net              100,694          580             56             -       101,330
Other liabilities, long term       4,239          183              -             -         4,422
Deferred tax liability            14,101        2,013              -             -        16,114

Stockholders' equity (deficit)    (6,912)       6,600           (472)       (6,128)       (6,912)
                                 -------       -------       -------       -------       -------
Total liabilities and stock-
  holders' equity (deficit)     $106,155     $ 33,533       $  8,433      $ (6,128)     $141,993
                                ========     ========       ========      ========      ========

                    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)   	    Three Months Ended June 30, 2003

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
Revenues		        $ 13,237      $  6,952	    $  3,604	  $   (334)	$ 23,459
Cost of sales		           5,738	 2,765	       2,276	      (334)       10,445
Selling, general and
  admin expenses 		   5,387	 5,082	       1,277             -	  11,746
                                 -------       -------       -------       -------       -------
Operating income (loss)   	   2,112	  (895)		  51		 -	   1,268

Equity in earnings of
  subsidiaries		            (794)	     -		   -	       794	       -
Interest expense		  (3,776)	   (38)		 (46)		 -	  (3,860)
Other income and (expense)	      73	    (4)		 138		 -           207
                                 -------       -------       -------       -------       -------
Income (loss) before income
  tax provision 		  (2,385)	  (937)		 143	       794	  (2,385)

Income tax provision		      (3)            -		   -		 -	      (3)
                                 -------       -------       -------       -------       -------
Net income (loss)		$ (2,388)     $   (937)	    $    143	  $    794	$ (2,388)
                                ========      ========      ========      ========      ========


                    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)		     Three Months Ended June 30, 2002

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
Revenues		        $ 13,933      $  9,414 	    $  3,589 	  $ (2,922)	$ 24,014
Cost of sales		           6,713 	 4,310 	       2,708 	    (2,098)	  11,633
Selling, general and
  admin expenses 		   7,662         4,361 	       1,458 		 -        13,481
                                 -------       -------       -------       -------       -------
Operating income (loss)		    (442)          743 		(577) 	      (824)	  (1,100)

Equity in earnings of
  subsidiaries		          (1,086) 	     -		   -	     1,086	       -
Interest expense		  (3,845)	   (76)		(105)		 -	  (4,026)
Other income and (expense)          (215)          (84)	         184 	         -          (115)
                                 -------       -------       -------       -------       -------
Income (loss) from continuing
  operations before income tax
  benefit (provision) 		  (5,588)	   583 		(498) 	       262	  (5,241)

Income tax benefit (provision)	    (224) 	  (200)		   -             -          (424)
                                 -------       -------       -------       -------       -------
Income (loss) from continuing
  operations		          (5,812)	   383		(498)	       262	  (5,665)

Loss from discontinued operations,
  net of tax benefit		       -	  (147)		   -		 -          (147)
                                 -------       -------       -------       -------       -------
Net income (loss)		$ (5,812)     $    236 	    $   (498)	  $    262	$ (5,812)
                                ========      ========      ========      ========      ========

                    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)		    Six Months Ended June 30, 2003

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated

Revenues		        $ 25,737      $ 13,694	    $  7,733	  $   (972)	$ 46,192
Cost of sales		          11,396	 5,329	       5,097	      (972)	  20,850
Selling, general and
  admin expenses 		  11,971	10,157	       2,444	         -        24,572
Severance expense		     425            58		  92	         -	     575
                                 -------       -------       -------       -------       -------
Operating income (loss)		   1,945	(1,850) 	 100		 -	     195

Equity in earnings of
  subsidiaries		         (1,829)	     -		   -	     1,829	       -
Interest expense		 (7,532)	   (85)		(121)		 -	  (7,738)
Other income and (expense)	    (12)            (8)		 135		 -           115
                                 -------       -------       -------       -------       -------
Income (loss) before income
  tax provision 		 (7,428)	(1,943)	  	 114	     1,829	  (7,428)

Income tax provision		     (6)             -             -		 -            (6)
                                 -------       -------       -------       -------       -------
Net income (loss)		$ (7,434)     $ (1,943)	    $    114	  $  1,829	$ (7,434)
                                ========      ========      ========      ========      ========


                    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)		    Six Months Ended June 30, 2002

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
Revenues		        $ 25,581      $ 18,344 	    $  6,883 	  $ (4,966)	$ 45,842
Cost of sales		          11,714         7,603 	       4,855 	    (3,625)	  20,547
Selling, general and
  admin expenses 		  13,279 	 8,932 	       2,372 	         -        24,583
                                 -------       -------       -------       -------       -------
Operating income (loss)		     588 	 1,809 		(344) 	    (1,341)	     712

Equity in earnings of
  subsidiaries		            (917) 	     -		   -	       917	       -
Interest expense		  (7,447)	  (160)		(204)		 -	  (7,811)
Other income and (expense)	      (1)         (133)	         257 	         -	     123
                                 -------       -------       -------       -------       -------
Income (loss) from continuing
  operations before income tax
  benefit (provision) 		  (7,777)	 1,516 	        (291) 	      (424)	  (6,976)

Income tax benefit (provision)	      35          (525)		   -		 -          (490)
                                 -------       -------       -------       -------       -------
Income (loss) from continuing
  operations		          (7,742)	   991	        (291)	      (424)	  (7,466)

Loss from discontinued operations,
  net of tax benefit	               -	  (276)		   -	         -	    (276)
                                 -------       -------       -------       -------       -------
Net income (loss)		$ (7,742)     $    715 	    $   (291)	  $   (424)	$ (7,742)
                                ========      ========      ========      ========      ========

                      CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (Unaudited)

(Amounts in thousands)		For the Six Months Ended June 30, 2003

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
Net cash provided by (used in)
  operating activities          $ (4,046)     $  2,530	    $    233	  $      -	$ (1,283)
                                 -------       -------       -------       -------       -------
Cash flows from investing
  activities:
 Purchase of property and
  equipment		            (796)	(1,726)		(109)		 -	  (2,631)
                                 -------       -------       -------       -------       -------
Net cash used in investing
 activities		            (796)	(1,726)	        (109)            -	  (2,631)
                                 -------       -------       -------       -------       -------
Cash flows from financing
  activities:
 Principal payments on long-term
  debt and capital leases           (271)	  (788)		 (17)		 -	  (1,076)
 Principal payments of deferred
  license fees		            (237)	     -		   -		 -	    (237)
 Issuance of common stock            393             -		   -	         -           393
                                 -------       -------       -------       -------       -------
Net cash used in financing
  activities		            (115)	  (788)		 (17)	         -          (920)
                                 -------       -------       -------       -------       -------
Increase (decrease) in cash
  and cash equivalents		  (4,957)           16		 107		 -	  (4,834)
Cash and cash equivalents,
  beginning of period		  14,444	   (14)	       1,845             -	  16,275
                                 -------       -------       -------       -------       -------
Cash and cash equivalents,
  end of period		        $  9,487      $      2	    $  1,952	  $      -	$ 11,441
                                ========      ========      ========      ========      ========


                        CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (Unaudited)

(Amounts in thousands)		  For the Six Months Ended June 30, 2002

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
Net cash provided by (used in)
  operating activities          $ (1,200)     $  2,058 	    $    654      $      - 	$  1,512
                                 -------       -------       -------       -------       -------
Cash flows from investing
  activities:
 Purchase of property and
   equipment		            (513)	(1,696)		 (92)		 -	  (2,301)
 Cash provided by discontinued
   operations		               -           177		   -		 -	     177
 Other investing activities	    (475)            -           (15)	         -          (490)
                                 -------       -------       -------       -------       -------
Net cash used in investing
  activities		            (988)	(1,519)		(107)		 -        (2,614)
                                 -------       -------       -------       -------       -------
Cash flows from financing
  activities:
 Proceeds from long-term debt	       -	     -		  32 		 -	      32
 Principal payments on long-term
  debt and capital leases	    (428)	  (713)		 (36)		 -        (1,177)
 Principal payments of deferred
  license fees	                    (213)	     -		   -		 -	    (213)
 Issuance of common stock 	     374             -		   -		 -	     374
                                 -------       -------       -------       -------       -------
Net cash used in financing
 activities		            (267)         (713) 	  (4)		 -          (984)
                                 -------       -------       -------       -------       -------
Increase (decrease) in cash
 and cash equivalents		  (2,455) 	  (174)		 543 		 -	  (2,086)
Cash and cash equivalents,
 beginning of period		  14,354          (184)	       1,037 	         -        15,207
                                 -------       -------       -------       -------       -------
Cash and cash equivalents,
 end of period		        $ 11,899      $   (358)	    $  1,580 	  $      - 	$ 13,121
                                ========      ========      ========      ========      ========

11. RESTRUCTURING EXPENSE AND SEVERANCE COSTS

  Included in restructuring expense for the year ended December 31, 2002 was a charge of approximately $3.3 million taken to accrue the present value of long-term building lease commitments which, in accordance with the actions taken by the Company, will not be utilized as of specified dates as certain business operations have been streamlined, consolidated or divested. The leases are for one building located in Gulfport, Mississippi and for two buildings located in Las Vegas, Nevada. The building lease in Mississippi has a term which expires in August 2015, while the two leases in Nevada have terms expiring in July 2004 and in December 2017. On a quarterly basis through July 2004, the Company plans to remit cash of approximately $0.3 million under the lease agreements. Subsequent to July 2004, the Company plans to remit cash of approximately $0.1 million quarterly through December 2017. At June 30, 2003 approximately $3.0 million of this accrual remains. The Company is subleasing one of the Las Vegas buildings and is currently seeking tenants for subleasing the other buildings.

  Severance expense for the year ended December 31,2002 consists of charges for the separation and post-employment agreements of the Company's former CEO, CFO and another officer. Including severance and other provisions of the agreements, the total charge was approximately $4.8 million of which $2.0 million was paid to these individuals during the year ended December 31, 2002. Approximately $0.6 million of the severance expense was applied by the former CEO and CFO to repay outstanding loans and advances owed to the Company. In March 2003, the Company paid its former CEO all remaining amounts owed him totaling $1.4 million in conjunction with his retirement as Chairman of the Board of Directors. On a quarterly basis through July 2003, the remaining required quarterly payments to the individuals are approximately $0.2 million. Subsequently, from August 2003 through August 2006, the Company is required to pay approximately $0.2 million annually. At June 30, 2003, approximately $0.4 million remained unpaid.

  Included in the severance expense caption in the Consolidated Statements of Operations for the six months ended June 30, 2003 is approximately $0.6 million of employee severance costs for approximately 80 terminated employees principally from reductions in service, international and management personnel. At June 30, 2003, approximately $0.1 million of this severance expense remains to be paid.

12. LONG-LIVED ASSETS

  The Company amended its service agreement with Aristocrat Technologies, Inc. ("ATI") in January 2003 to allow ATI to provide slot machines for the Company's slot route. The agreement allows for the replacement of the Company's slot machines with ATI's slot machines over the next 18 to 24 months. As a result of this amendment to the ATI agreement, the Company determined that the estimated remaining useful life of its slot machines has been shortened to 24 months. Consequently, the Company has accelerated the depreciation of these slot machines to a 24-month life resulting in additional depreciation expense of approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2003, respectively, and an estimated additional expense of $2.0 million for the years ended December
31, 2003 and December 31, 2004.   In June 2003, the Company and ATI
terminated its agreement. The Company will continue to depreciate its slot machines on the 24 month basis based on the current estimated useful lives of the equipment and in accordance with its desire to pursue similar agreements to utilize other manufacturers' slot machines on a going-forward basis.

13. EMPLOYEE STOCK INCENTIVE PLAN

  In May 2003, the Company's shareholders approved the Employee Stock Incentive Plan, which provides for the issuance of up to 500,000 shares of common stock to Company employees through grants. All grants will include conditions on vesting and all shares subject to a grant will be forfeited unless the conditions are met within the term of the grant, which in no case shall exceed a period of ten years. In May and June 2003, the Company issued approximately 225,000 restricted shares to certain employees

                        MIKOHN GAMING CORPORATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  All forward-looking statements, although we believe to be reasonable and made in good faith, are subject to the uncertainties inherent in predicting the future including the successful completion of the restructuring transactions, overall industry environment, customer acceptance of the Company's new products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of privileged operating licenses by governmental authorities, competitive pressures and general economic conditions as well as the Company's, and debt service obligations.

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

GENERAL INFORMATION

  Amounts disclosed in the accompanying tables are rounded to the nearest thousand while amounts included in text are disclosed in actual amounts. All percentages reported are based on those rounded numbers.

ACQUISITION / DIVESTITURE OF SUBSIDIARIES

  During the third quarter of 2002, in connection with its restructuring plan, the Company decided to divest its exterior sign operations in the Product Sales segment. On October 1, 2002, the Company reached a definitive agreement to sell the exterior sign operations. The transaction closed on October 31, 2002 for $1.7 million consisting of cash payments received in September and October 2002 of $0.5 million and $0.7 million, respectively, and a note for $0.5 million which was paid on December 31, 2002. As a result of the sale, a charge of approximately $1.1 million related to the impairment of the exterior sign operations assets, net of the expected proceeds, was recorded as was the loss from normal operations of the business. The loss from discontinued operations is shown net of an income tax benefit of 34% applied to the pretax loss from the discontinued operations. The operating results of this business were previously included in the Product Sales segment and are presently reflected as Discontinued Operations in the accompanying condensed consolidated statements of operations.

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

SEVERANCE EXPENSE

  Included in the severance expense caption in the Consolidated Statements of Operations for the six months ended June 30, 2003, is approximately $0.6 million of employee severance costs for approximately 80 terminated employees principally from reductions in service, international and management personnel. At June 30, 2003, approximately $0.1 million of this severance expense remains to be paid.

  The severance expense is not included in the calculation of operating income in the tables below.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002

    REVENUES

(Amounts in thousands)						     Change
Business Segment		2003	       2002          Amount	     %	      Comment
------------------             ------         ------         -------       ------     -------
  Gaming operations	      $  9,773       $ 10,769       $   (996)      (9.2)%	1
  Product sales		        13,686	       13,245		 441	    3.3 %	2
                               -------        -------        -------
     Total		      $ 23,459 	     $ 24,014 	    $   (555)	   (2.3)%
                              ========       ========       ========

Percentage of total revenues:
  Gaming operations		 41.7%		 44.8%
  Product sales		         58.3%		 55.2%
                               ------	       ------
     Total		        100.0%		100.0%
                               ======          ======

1. Gaming operations revenues during the three months ended June 30, 2003 were approximately $9.8 million, a decrease of approximately $1.0 million, or 9%, from revenues of approximately $10.8 million in the 2002 comparable period. This net decrease resulted from:

   (i)	a decrease in recurring revenues from leased slot machines of
	approximately $0.5 million, from approximately $6.5 million in the prior year quarter, to approximately $6.0 million in the current quarter. This decline was attributable to a decrease in the average number of branded slot machines leased to customers from approximately 2,430 in the three months ended June 30, 2002, to approximately 2,060 for the three months ended June 30, 2003. Management believes that increased competition with other suppliers for limited casino floor space contributed to this decline. Additionally, a reduction in the average net win per day per branded slot machine, from $27.20 in the prior year quarter to $24.50 in the current year quarter, contributed to this decline. Management believes delays in offering technological specifications offered by competitors, such as ticket-in, ticket-out and multi-denominational pay tables, on its slot machines caused the decline in leased slot machines in casinos and win per day. The Company presently provides these technological specifications in several markets and regulatory approvals are in process for remaining markets. Revenue from non-branded slot machines increased to approximately $0.7 million for the three months ended June 30, 2003 from approximately $0.5 million for the three months ended June 30, 2002. Average non-branded machines outstanding were approximately 280 and 370 for the 2003 and 2002 quarterly periods, respectively. The decrease in average machines leased was offset by an increase in the average win per day from $15.70 in the prior year quarter to $25.80 in the current quarter. Additionally, the Company received approximately $0.4 million in the 2003 quarter from its participation in an average of approximately 300 licensed games for which the Company does not provide hardware for the games. The Company intends to continue its pursuit of revenue leasing arrangements whereby the Company would supply the software component to a third party which would use hardware not otherwise owned or leased by the Company. These games earned the Company approximately $14.20 per day and did not exist in the prior year quarter. Also during the quarter ended June 30, 2003, the Company sold 200 software licenses of certain proprietary game content to a customer for approximately $0.4 million, net of
	royalties.   At June 30, 2003, the Company maintained 2,002, 253 and
	303 of branded, non-branded and licensed games without hardware, respectively. At June 30, 2002, the Company maintained 2,330, 332 and 0 of branded, non-branded and licensed games without hardware, respectively, and

   (ii) a decrease of approximately $0.5 million in table games revenues. The decrease in revenues in the quarter ended June 30, 2003 was caused primarily by a decline in the number of outstanding tables and in the average monthly lease revenue in domestic markets offset, in part, by an increase in table game revenues from the Company's European subsidiary. For the quarter ended June 30, 2003, revenues from leased casino table games were approximately $3.8 million compared with approximately $4.3 million in the quarter ended June 30, 2002. The decrease was due primarily to a decrease in the average number of leased casino table games from approximately 1,080 during the quarter ended June 30, 2002 to approximately 990 during the quarter ended June 30, 2003. Management believes that the industry trend to reduce the number of table games in casinos in the last several years in favor of slot machines, as well as increased competition from competitors selling "felt" only table games, have contributed to the decline in the Company's table game placements. The average monthly lease charge for table games was approximately $1,280 and $1,330 for the three months ending June 30, 2003 and 2002, respectively. The monthly lease revenue includes royalties and commencement fees paid during the respective quarters. The decrease in the average monthly lease charge in the current quarter was due primarily to a decrease in table revenues from the Company's domestic markets. The Company maintained 986 and 1,076 table games at June 30, 2003 and 2002, respectively.

2. Product sales revenues during the three months ended June 30, 2003 were $13.7 million, an increase of approximately $0.5 million, or 3%, from revenues of $13.2 million in the 2002 comparable period. This net increase during the current period was due principally to:

   (i)	an increase of approximately $1.6 million, or 95%, in systems
	sales from approximately $1.6 million in 2002 quarter to $3.2 million in 2003 quarter. The improvement was due primarily to increased sales to certain Canadian customers, which expanded casino slot operations during the period, and increases in sales of table tracking systems in the current year period, partially offset by

   (ii)	decreases in sales of interior signage, electronic components and
	gaming machines of approximately $1.1 million from $11.6 million in the 2002 quarter to $10.5 million in the 2003 quarter. The decrease was due primarily to a reduction in interior signage sales in the Company's Australia market coupled with a decrease in sales from the Company's specialty slot machines, partially offset by an increase in sales at the Company's European subsidiary and increases in slot glass and keno sales revenues.

OPERATING INCOME (LOSS)

(Amounts in thousands)						     Change
Business Segment		2003	       2002          Amount	     %	      Comment
------------------             ------         ------         -------       ------     -------
Gaming operations	      $  1,444 	     $  1,754 	    $   (310)	   (17.7)%	1
Product sales		         2,348 		  327 	       2,021	   618.0 %	2
                               -------        -------        -------
   Segment operating income 	 3,792  	2,081 	       1,711	    82.2 %

Corporate		        (2,524)	       (3,181)		 657 	    20.7 %	3
                               -------        -------        -------
   Total operating income
    (loss)		      $  1,268	     $ (1,100) 	    $  2,368	   215.3 %
                              ========       ========       ========

Depreciation and amortization:
   Gaming operations	      $  2,510 	     $  2,308 	    $    202	     8.8 %
   Product sales		   225 		  265 		 (40)	   (15.1)%
   Corporate		           696 		  851 		(155)	   (18.2)%
                               -------        -------        -------
   Total 		      $  3,431 	     $  3,424 	    $      7 	     0.2 %	4
                              ========       ========       ========

1. Gaming operations reported operating income during the three months ended June 30, 2003 of approximately $1.4 million compared to operating income of approximately $1.7 million in the 2002 comparable period. This net decrease of $0.3 million was primarily due to:

   (i)	a decrease of $0.3 million in table games' operating results
	primarily due to the previously discussed decrease in recurring revenues from leased casino table games of approximately $0.5 million. Total costs of revenues, exclusive of segment expenses, for the three months ended June 30, 2003 and 2002 totaled approximately $0.6 million and $0.8 million, respectively. Costs of revenues as a percentage of revenues decreased to 14% in the 2003 quarter from 18% in the 2002 quarter. The decrease was due primarily to a decrease in refurbishment costs. Segment expenses, excluding depreciation and amortization, were approximately $0.8 million for both 2003 and 2002 quarterly periods. Depreciation and amortization for the quarter ended June 30, 2003 and 2002 was approximately $0.4 million and $0.3 million, respectively and

   (ii)	similar slot operations' operating results during the quarterly
	periods ended June 30, 2003 and 2002. A revenue decline in the 2003 quarterly period, as discussed above, was offset by lower costs of revenues and a decline in segment expenses related to decreases in salaries and related costs as a result of reductions in the work force during late 2002 and early 2003. Depreciation and amortization for the three months ended June 30, 2003 and 2002 was approximately $2.2 million and $2.0 million, respectively. The increase was due primarily to accelerating the depreciation of certain slot machines in the current quarter as the result of the agreement with Aristocrat Technologies, Inc. ("ATI") to replace our existing slot machines placed in casinos with ATI versions of these machines. Management believes the acceleration of depreciation expense for its slot machines continues to be appropriate although the ATI agreement has been terminated as the Company will continue to pursue replacement of its existing slot machines. This increase was offset by an incremental depreciation expense adjustment in the 2002 quarter. Slot rental expense increased slightly to $1.4 million in the 2003 quarter as compared to $1.3 million in the 2002 quarter.

2. Product sales reported operating income during the three months ended June 30, 2003 of approximately $2.3 million, compared to operating income of approximately $0.3 million in the 2002 comparable period. This improvement of $2.0 million in operating income resulted principally from:

   (i)	an increase in operating results from the Company's interior
	signs, electronic displays and other product sales of $1.5 million, primarily due to higher gross profit margins and a decrease in segment expenses, partially offset by the previously discussed decrease in revenues. Gross margins improved from 32% in the prior year period to 37% in the current period. This increase in the current period was caused principally by lower manufacturing costs as a result of the consolidation of manufacturing operations in August 2002. Total cost of sales, exclusive of segment expenses, for the three months ended June 30, 2003 was $6.7 million compared to approximately $7.9 million for the three months ended June 30, 2002. Depreciation and amortization remained stable at $0.2 million for the three months ended June 30, 2003 and 2002. Segment expenses, excluding depreciation and amortization, decreased from approximately $3.1 million in the 2002 quarter to $1.8 million in the 2003 quarter. This decrease was due primarily to a decrease in the work force and other cost saving measures initiated in the third quarter of 2002 as part of the restructuring plan and a significant bad debt expense in the 2002 quarterly period of $0.6 million, and

   (ii)	an increase in the operating results from the Company's systems
	business of approximately $0.5 million. The increase was due primarily to the increase in revenues and an increase in gross profit margins, partially offset by an increase in segment expenses. Gross margins improved from 45% in the prior year period to 52% in the current period. The improvement was caused principally by a shift in the sales mix to higher margin software sales during the quarter ended June 30, 2003 from lower margin hardware sales during the quarter ended June 30, 2002. Costs of sales for the systems business was $1.5 million during the quarter ended June 30, 2003 compared to $0.9 million during the comparable quarter in 2002. Segment expenses, excluding depreciation and amortization, increased from approximately $0.7 million in the 2002 period to approximately $1.1 million in the 2003 period. The increase was due primarily to increases in engineering and sales expenses. Depreciation and amortization for the three months ended June 30, 2003 and 2002 was less than $0.1 million for both periods.

3. Corporate expenses during the three months ended June 30, 2003 were approximately $2.5 million, a decrease of approximately $0.7 million from $3.2 million in the 2002 comparable period. The decrease was due primarily to a significant recovery ($0.5 million) of a previously written off bad debt and lower costs due primarily to a decrease in the work force and other cost saving measures initiated in the third quarter of 2002 as part of the restructuring plan offset, in part, by increased legal and regulatory licensing fees of approximately $0.3 million.

4. Depreciation and amortization for each of the three months ended June 30, 2003 and 2002 was $3.4 million as the previously discussed increase in depreciation related to leased slot machines was offset by decrease in corporate depreciation and amortization.

INTEREST EXPENSE

  Interest expense during the three months ended June 30, 2003 was $3.9 million, a slight decrease compared to $4.0 million during the three months ended June 30, 2002. The decrease was due principally to a decrease in the Company's capital lease obligations.

OTHER INCOME AND EXPENSE

  Other income and expense, excluding interest income, during the three months ended June 30, 2003 and 2002 was a net income of approximately $0.1 million compared to a net expense of approximately $0.2 million in the comparable 2002 period. The expense in the prior year period was principally related to losses from the disposition of assets. Interest income for each of the three month periods ended June 30, 2003 and 2002 was approximately $0.1 million.

LOSS FROM DISCONTINUED OPERATIONS

  During the three months ended June 30, 2002, the Company recorded losses from discontinued operations, net of income tax benefits calculated at a 34% tax rate, of approximately $0.1 million. The losses relate to the Company's exterior sign operation, which was sold effective October 31, 2002.

INCOME TAXES

  During the three months ended June 30, 2003, the Company recorded a tax provision of less than $0.1 million compared to a provision of approximately $0.4 million for the three months ended June 30, 2002. The primary component of the income tax provision for the current period was state income taxes. The primary component of the income tax provision for the prior year period was certain state tax adjustments in addition to an offset to a tax benefit recorded relative to discontinued operations losses. The tax provision offsets the tax benefit from the discontinued operations losses for the period. No tax benefit was recognized by the Company related to its loss from continuing operations, as the benefit has been fully reserved.

LOSS PER SHARE

  Both basic and diluted loss per share for the three months ended June 30, 2003 were $0.18 on basic and diluted weighted average common shares outstanding of approximately 12,910,000. Both basic and diluted loss per share for the three months ended June 30, 2002 were $0.45 on basic and diluted weighted average common shares outstanding of approximately 12,817,000. Dilutive stock options have not been included in the computations of diluted net loss per share as their effect would be antidilutive.

Six Months Ended June 30, 2003 and 2002

REVENUES

(Amounts in thousands)						     Change
Business Segment		2003	       2002          Amount	     %	      Comment
------------------             ------         ------         -------       ------     -------
  Gaming operations	      $ 19,310	     $ 22,135	    $ (2,825)	   (12.8)%	1
  Product sales		        26,882	       23,707	       3,175	    13.4 %	2
                               -------        -------        -------
     Total		      $ 46,192 	     $ 45,842 	    $    350	     0.8 %
                              ========       ========       ========

Percentage of total revenues:
  Gaming operations		 41.8%		48.3%
  Product sales		         58.2%		51.7%
                               ------         ------
     Total		        100.0%	       100.0%
                               ======         ======

1. Gaming operations revenues during the six months ended June 30, 2003 were $19.3 million, a decrease of approximately $2.8 million, or 13%, from revenues of $22.1 million in the 2002 comparable period. This net decrease resulted from:

   (i)	a decrease in recurring revenues from leased slot machines
	of approximately $2.0 million, from approximately $13.7 million in the six months ended June 30, 2002, to approximately $11.7 million in the current year six-month period. This decline was attributable to a decrease in the average number of branded slot machines leased to customers from approximately 2,500 during the six months ended June 30, 2002, to approximately 2,190 during the six months ended June 30, 2003. Management believes that increased competition with other suppliers for limited casino floor space contributed to this decline. Additionally, a reduction in the average net win per day per branded slot machine, from $27.50 during the six-month period ended June 30, 2002 to $23.20 in the current year six-month period, contributed to this decline. Management believes delays in its ability to offer technological specifications offered by competitors, such as ticket-in, ticket-out and multi-denominational pay tables, on its slot machines caused the decline in leased slot machines in casinos and win per day. The Company presently offers these technological specifications in most gaming jurisdictions and is seeking regulatory approvals in other jurisdictions. Revenue from non-branded slot machines increased slightly to approximately $1.3 million in the 2003 six-month period from $1.2 million in the similar 2002 period. Average non-branded machines outstanding were approximately 320 and 380 for the 2003 and 2002 periods, respectively. The decrease in average machines in the 2003 six-month period was offset by an increase in the average win per day from $17.30 in the prior year six-month period to $22.60 in the 2003 six-month period. Additionally, the Company received approximately $0.8 million in the 2003 period from its participation in an average of approximately 320 licensed games for which the Company does not provide hardware for the games. The Company intends to continue its pursuit of revenue leasing arrangements whereby the Company would supply the software component to a third party which would use hardware not otherwise owned or leased by the Company. These games earned the Company approximately $13.40 per day in the 2003 six-month period and these revenues did not exist in the prior year six-month period. Also during the quarter ended June 30, 2003, the Company sold 200 software licenses of certain proprietary game content to a customer for approximately $0.4 million, net of royalties, and

   (ii) a decrease of approximately $0.8 million in table games revenues. This decrease in the six months ended June 30, 2003 was caused primarily by a decline in the number of outstanding tables and in the average monthly lease revenue in domestic markets offset, in part, by an increase in table game revenues from the Company's European subsidiary. For the six months ended June 30, 2003, revenues from leased casino table games were approximately $7.7 million compared with approximately $8.5 million for the six months ended June 30, 2002. The decrease was due primarily to a decrease in the average number of leased casino table games from approximately 1,100 during the 2002 six-month period to 1,030 in the similar six-month period of 2003. Management believes that the industry trend to reduce the number of table games in casinos in the last several years in favor of slot machines, as well as increased competition from competitors selling "felt" only table games, have contributed to the decline in the Company's table game placements. The average monthly lease charge for table games was approximately $1,240 and $1,290 for the six-month periods ending June 30, 2003 and 2002, respectively. The monthly lease revenue includes royalties and commencement fees paid during the respective periods. Management believes the decrease in the average monthly lease charge in the 2003 six-month period was due primarily to alternative "felt" game products offered by competitors.

2. Product sales revenues during the six months ended June 30, 2003 were $26.9 million, an increase of $3.2 million, or 13%, from revenues of $23.7 million in the 2002 comparable period. This net increase during the current period was due principally to:

   (i)	an increase of sales of interior signage of approximately $2.0
	million, partially offset by a decrease in sales of electronic displays of approximately 0.8 million. The increase in interior signage sales in the current period occurred due to the increase in sales at the Company's European subsidiary coupled with an increase in domestic sales as several casino operators upgraded or replaced their interior signage and displays. In addition, a decrease in sales from the Company's specialty slot machines of $1.0 million during the current year period was partially offset by increases in slot glass and keno sales revenues of approximately $0.8 million, and

   (ii)	an increase of approximately $2.1 million in systems sales from
	approximately $3.6 million in the 2002 period to $5.7 million in the 2003 period. The improvement was due primarily to increased sales to certain Canadian customers, which expanded casino slot operations during the period, and increases in sales of table tracking systems in the current year period.

OPERATING INCOME (LOSS)

(Amounts in thousands)						     Change
Business Segment		2003	       2002          Amount	     %	      Comment
------------------             ------         ------         -------       ------     -------
Gaming operations	      $  2,614 	     $  5,763 	    $ (3,149)	   (54.6)%	1
Product sales		         4,455		  890 	       3,565	   400.6 %	2
                               -------        -------        -------
   Segment operating income 	 7,069  	6,653 		 416  	     6.3 %

Corporate		        (6,299)	       (5,941)		(358) 	    (6.0)%	3
                               -------        -------        -------
   Total operating income     $    770	     $    712 	    $     58	     8.1 %
                              ========       ========       ========

Depreciation and amortization:
   Gaming operations	      $  4,899 	     $  4,014 	    $    885	    22.0 %
   Product sales		   446 		  514 		 (68)	   (13.2)%
   Corporate		         1,387 		1,640 		(253)	   (15.4)%
                               -------        -------        -------
   Total 	              $  6,732 	     $  6,168 	    $    564 	     9.1 %	4
                              ========       ========       ========

1. Gaming operations reported operating income during the six months ended June 30, 2003 of approximately $2.6 million compared to operating income of approximately $5.7 million in the 2002 period. This net decrease of approximately $3.1 million was primarily due to:

  (i)	a decrease in the slot operations' operating results of
	approximately $2.3 million, due primarily to the previously discussed decrease in recurring revenues from leased slot machines of approximately $2.0 million and an increase in depreciation and amortization, partially offset by a decrease in the operating costs to service, refurbish and maintain the Company's slot route in the current period. Slot operations' depreciation and amortization during the six months ended June 30, 2003 and 2002 was $4.2 million and $3.4 million, respectively. The increase was due primarily to accelerating the depreciation of certain slot machines in the 2003 six-month period as the result of the agreement with Aristocrat Technologies, Inc. ("ATI") to replace our existing slot machines placed in casinos with ATI versions of these machines. Management believes the acceleration of depreciation expense for its slot machines continues to be appropriate although the ATI agreement has been terminated as the Company will continue to pursue replacement of its existing slot machines. Slot rental expense increased slightly to $2.8 million in the 2003 period as compared to $2.7 million in the 2002 period. Maintenance and refurbishment costs for slot machines decreased from $4.0 million in the prior year period to $3.5 million in the current period, due primarily to the decrease in the average number of slot machines leased during the current period. Segment expenses, excluding slot rent expense and depreciation and amortization expense, for both six-month periods ended June 30, 2003 and 2002 were approximately $2.9 million, and

   (ii)	a decrease in table games' operating results of approximately
	$0.8 million, due primarily to the previously discussed decrease in recurring revenues from leased casino table games of approximately $0.8 million. Total costs of revenues, exclusive of segment expenses, for the six months ended June 30, 2003 and 2002 totaled approximately $1.2 million and 1.4 million, respectively. The decrease in the current period was due primarily to a decrease in the average number of leased table games. Costs of revenues as a percentage of revenues improved slightly from 16% in the prior year period to 15% in the current year period. Segment expenses, excluding depreciation and amortization, were approximately $1.5 million and $1.3 million for the six-month periods ended June 30, 2003 and 2002, respectively. This increase was due primarily to slight increases in engineering costs and sales and related costs. Depreciation and amortization for the six months ended June 30, 2003 increased slightly to $0.7 million from $0.6 million for the 2002 comparable six-month period.

2. Product sales reported operating income during the six months ended June 30, 2003 of approximately $4.5 million, compared to operating income of approximately $0.9 million in the 2002 comparable period. This improvement of $3.6 million in operating income resulted principally from:

   (i)	an increase in operating results from the Company's interior
	signs, electronic displays and other product sales of approximately $3.2 million, primarily due to the previously discussed increase in revenues, higher gross profit margins and a decrease in segment expenses. Gross margins improved to 37% during the six months ended June 30, 2003 as compared to 33% in the similar 2002 six-month period. This improvement in 2003 was caused principally by lower manufacturing costs as a result of the consolidation of manufacturing operations in August 2002. Total costs of sales, exclusive of segment expenses, for the six months ended June 30, 2003 were $13.3 million compared to approximately $13.5 million for the six months ended June 30, 2002. Depreciation and amortization decreased slightly during the six months ended June 30, 2003 to $0.4 million from $0.5 million for the six months ended June 30, 2002. Segment expenses, excluding depreciation and amortization, decreased from approximately $5.4 million in the 2002 period to $3.5 million in the 2003 period. This $1.9 million decrease was due primarily to certain charges for international restructuring, labor relations matters and bad debt charges of approximately $1.0 million in the 2002 six-month period and a decrease in the work force and other cost saving measures initiated in the third quarter of 2002 as part of the restructuring plan, and

   (ii)	an increase in the operating results from the Company's systems
	business of approximately $0.4 million. The increase in the six months ended June 30, 2003 was due primarily to the previously discussed increase in revenues, partially offset by a decrease in gross profit margins and an increase in segment expenses. Gross margins decreased from 52% in the six-month period ended June 30, 2002 to 48% in the similar 2003 period. This decrease was caused principally by a shift in the sales mix from higher margin software sales to lower margin hardware sales in the six months ended June 30, 2003. Costs of sales for the systems business was $3.0 million during the six months ended June 30, 2003 compared to $1.7 million during the same period in 2002. Segment expenses, excluding depreciation and amortization, increased from approximately $1.7 million in the 2002 period to approximately $2.2 million in the 2003 period due primarily to increases in engineering costs and sales and related costs.

	Depreciation and amortization for the six months ended June 30, 2003 and 2002 was less than $0.1 million for both periods.

3. Corporate expenses during the six months ended June 30, 2003 were $6.3 million, an increase of approximately $0.4 million from $5.9 million in the 2002 comparable period. The increase was due primarily to increases in legal and regulatory licensing fees of approximately $1.0 million, which include legal expenses incurred by the former CEO and by the Company in connection with licensing issues in several jurisdictions, audit fees of approximately $0.2 million related to the reaudit of the Company's 2000 and 2001 financial statements and medical insurance costs of approximately $0.2 million, offset by a decrease in salaries and related costs of approximately $1.0 million as a result of the reduction in the work force during the third quarter of 2002.

4. Depreciation and amortization during the six months ended June 30, 2003 was $6.7 million, an increase of $0.5 million, compared to $6.2 million in the 2002 comparable period. This increase was primarily due to the previously discussed increase in depreciation related to leased slot machines, partially offset by a slight decrease in corporate depreciation and amortization.

INTEREST EXPENSE

  Interest expense during the six months ended June 30, 2003 was $7.7 million, a slight decrease compared to $7.8 million during the six months ended June 30, 2002. The decrease was due principally to a decrease in the Company's capital lease obligations.

OTHER INCOME AND EXPENSE

  Other income and expense, excluding interest income, during the period ended June 30, 2003, was a net expense of less than $0.1 million compared to a net expense of approximately $0.2 million in the comparable 2002 period. The expense in the prior year period was principally related to losses from the disposition of assets. Interest income for the six months ended June 30, 2003 was approximately $0.1 million compared to interest income for the six months ended June 30, 2002 of approximately $0.3 million. This decrease was due primarily to a decrease in average interest rates during the current period and interest income from debt related to the Company's unconsolidated Latin American Subsidiary in the prior year period.

LOSS FROM DISCONTINUED OPERATIONS

  During the six months ended June 30, 2002, the Company recorded losses from discontinued operations, net of income tax benefits calculated at a 34% tax rate, of approximately $0.3 million. The losses relate to the Company's exterior sign operation, which was sold effective October 31, 2002.

INCOME TAXES

  During the six months ended June 30, 2003, the Company recorded a tax provision of less than $0.1 million compared to a provision of approximately $0.5 million for the six months ended June 30, 2002. The primary component of the income tax provision for the current period was state income taxes. The primary component of the income tax provision for the prior year period was state tax adjustments in addition to an offset to a tax benefit recorded relative to discontinued operations losses. The tax provision offsets the tax benefit from the discontinued operations losses for the period. No tax benefit was recognized by the Company related to its loss from continuing operations, as the benefit has been fully reserved.

LOSS PER SHARE

  Both basic and diluted loss per share for the six months ended June 30, 2003 were $0.58 on basic and diluted weighted average common shares outstanding of approximately 12,893,000. Both basic and diluted loss per share for the six months ended June 30, 2002 were $0.61 on basic and diluted weighted average common shares outstanding of approximately 12,795,000. Dilutive stock options have not been included in the computations of diluted net loss per share as their effect would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

  For the six months ended June 30, 2003, the Company incurred a net loss of approximately $7.4 million. Net cash and cash equivalents at June 30, 2003 were $11.4 million, a decrease of approximately $4.9 million from $16.3 million at December 31, 2002. Working capital decreased to $18.7 million at June 30, 2003 from $22.0 million at December 31, 2002. The working capital decrease was due principally to decreases in cash and cash equivalents of approximately $4.8 million, accounts and notes receivable of approximately $1.8 million, inventories of approximately $1.1 million and prepaid expenses of approximately $1.3 million, partially offset by decreases in trade accounts payable of approximately $1.9 million, accrued liabilities of approximately $1.9 million and customer deposits of approximately $1.0 million.

  Cash used in operating activities was approximately $1.3 million for the six months ended June 30, 2003. The significant items affecting this amount were a net loss of approximately $7.4 million partially offset by non-cash charges of: (i) $6.7 million for depreciation and amortization, (ii) $0.5 million for inventory and receivable valuation provisions and (iii) $1.2 million for amortization of debt discount and issue costs. Significant changes in operating assets and liabilities also affecting cash used in operating activities were net decreases in accounts payable, accrued liabilities and in customer deposits, partially offset by decreases in accounts and notes receivable and prepaid expenses.

  Cash used in investing activities was approximately $2.6 million during the six months ended June 30, 2003 primarily for purchases of property and equipment.

  Cash used in financing activities was approximately $0.9 million during the six months ended June 30, 2003, primarily as a result of principal payments on debt, deferred license fees and capital leases of approximately $1.3 million offset, in part, by proceeds of approximately $0.4 million from the issuance of common stock.

  The following table summarizes the Company's contractual obligations at June 30, 2003, for long-term debt, capital leases, operating leases, license fees, slot machine purchases and employment agreements for the periods shown:

(Amounts in thousands)			    Less than	     1-3	   4-5         After 5
Contractual Obligations	       Total         1 year         years         years         years
-----------------------	       -----         ------         -----         -----         -----
Long-term debt 	              $105,496 	    $    128      $    368      $      -      $105,000
Capital lease obligations 	 1,192 		 901 	       291 	       - 	     -
Operating leases 	        24,945	       7,274 	     5,052         4,287         8,332
License fees	                   791		 480	       311	       -       	     -
Purchase of slot machines	   300		 300		 -	       -	     -
Employment agreements	         3,531	       1,828	     1,563	     140	     -
                               -------       -------       -------       -------       -------
     Total 	              $136,255 	    $ 10,911 	  $  7,585 	$  4,427      $113,332
                              ========      ========      ========      ========      ========

The above table includes accretion of debt discount of $4.3 million.

  On August 22, 2001, the Company completed the private placement of $105.0 million of its 11.875% Senior Secured Notes due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. Interest payments of approximately $6.2 million are due on May 1 and November 1 until 2008. The Senior Secured Notes due 2008 are secured by a security interest in certain of the Company's assets and certain assets of its subsidiaries. On or after August 15, 2005, the Company will have the right to redeem all or some of the notes at a price that will decrease over time from 105.938% of the principal amount in 2005 to 100.0% of the principal amount in 2007, plus accrued and unpaid interest. The Senior Secured Notes due 2008 include a covenant whereby the Company may only purchase additional slot machines if it maintains $5.0 million of available liquidity, as defined. The Company is in compliance with this covenant as of June 30, 2003.

  Following each fiscal year, if the Company has excess cash flow for such fiscal year, the Company will offer to purchase up to an aggregate principal amount of notes equal to 50.0% of such excess cash flow at a price equal to 100.0% of the principal amount plus accrued and unpaid interest.

  In February 2002, the Company completed the acquisition of a $17.5 million working capital revolving line of credit facility (the "Facility") with Foothill Capital Corporation ("Foothill"). Borrowings under the Facility are based on (i) eligible accounts receivable, as defined, up to $7.5 million with interest at LIBOR plus 2.75% or prime plus 0.75% and (ii) Table Game EBITDA, as defined, up to $10.0 million with interest at prime plus a range of 2.0% to 3.5% depending on Debt Coverage Ratios, as defined in the Facility. Any borrowings under the Facility are secured by a first secured interest in substantially all of the Company's assets. The Company pays a 0.5% per annum unused line fee. The Facility has early payoff penalties during the term of the line at 3.0% during the first year, 2.0% during the second year, and 1.0% during the third year. The Facility has an initial term of three years and includes certain restrictive financial covenants, including maintenance of $20.0 million of annual EBITDA, minimum table games revenue of $0.8 million monthly and a table game installed base of not less than 600 games. At June 30 and September 30, 2002, the Company was not in compliance with its covenant to maintain minimum amounts of annual EBITDA. The Company and Foothill subsequently amended the EBITDA covenant to require the Company to maintain a trailing twelve months EBITDA of $15.0 million for each of the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003. The calculation of EBITDA was also amended to allow for certain non-cash charges to be excluded. The EBITDA covenant increased to $17.0 million for the quarter ended June 30, 2003 and increases to the original amount of $20.0 million for the quarter ended September 30, 2003 and each quarter thereafter for the remaining term of the Facility. The capacity of the Facility will be $12.5 million until the Company has achieved EBITDA of $20.0 million for three consecutive quarters, at which point the capacity of the Facility will revert to the original $17.5 million. At June 30, 2003, the Company was in compliance with the financial covenants associated with the Facility.

  Based on the amount of cash and cash equivalents held of approximately $11.4 million, cash generated from operations, and the capacity of $12.5 million under the Facility, management believes the Company has sufficient working capital on both a short- and long-term basis.

CAPITAL EXPENDITURES AND OTHER

  During the six months ended June 30, 2003, the Company spent approximately $2.6 million for purchases of property and equipment. The Company presently plans to spend approximately $4.0 million for property and equipment during the year ending December 31, 2003. The Company plans to purchase inventory for lease to others only to the extent that specific machines not currently on lease or participation at casinos are used or based on contractual commitments with the supplier of its gaming machines. Purchases of property and equipment are limited to $6.0 million annually under the terms of the Company's Facility.

  In March 2002, the Company entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for a new slot machine introduction. These purchases will total approximately $3.5 million. As of June 30, 2003, the Company has not purchased any slot machines under this agreement and has paid $0.3 million to the supplier to be used as an advance towards future slot machine purchases or as part of a cancellation fee, estimated to be $0.6 million.

  In October 2002, the Company entered into a development and licensing agreement with ATI whereby ATI will be an exclusive supplier of hardware for our branded slot machine products in certain North America jurisdictions. Under the agreement, we will be responsible for game development and theme licensing and ATI will integrate the games onto its latest game platforms. In January 2003, this agreement was expanded to allow us to outsource our servicing, maintenance and refurbishing requirements to ATI, so we may focus our efforts on game development, including game conceptualization, art and software program design. ATI will receive royalties for service and hardware rendered per game per day. On a jurisdiction-by-jurisdiction basis, we plan to replace our existing slot machines placed in casinos with ATI versions of these machines. In June 2003, the Company and ATI terminated the agreement and the Company plans to pursue other outsourcing arrangements similar to the terminated agreement with ATI. However, the Company can give no assurances that such arrangements will be achieved and may continue to operate its slot business using existing slot machines which may require as much as $3,000 per device to upgrade to technologically current specifications.

  Presently, the Company owns or leases approximately 900 machines which are not currently in use at casinos. Due to the number of slot machines owned or leased by the Company which are not currently in use at casinos, planned purchases for slot machines (inventory leased to others) for 2003 should be significantly less than in previous years.

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

RESTRUCTURING EXPENSES AND SEVERANCE COSTS

  Included in restructuring expense for the year ended December 31, 2002 was a charge of approximately $3.3 million taken to accrue the present value of long-term building lease commitments which, in accordance with the actions taken by the Company, will not be utilized as of specified dates as certain business operations have been streamlined, consolidated or divested. The leases are for one building located in Gulfport, Mississippi, and for two buildings located in Las Vegas, Nevada. The building lease in Mississippi has a term which expires in August 2015, while the two leases in Nevada have terms expiring in July 2004 and in December 2017. On a quarterly basis through July 2004, the Company plans to remit cash of approximately $0.3 million under the lease agreements. Subsequent to July 2004, the Company plans to remit cash of approximately $0.1 million quarterly through December 2017. At June 30, 2003 approximately $3.0 million of this accrual remains. The Company is subleasing one of the Las Vegas buildings and is currently seeking tenants for subleasing the other buildings.

  Severance expense for 2002 consist of charges for the separation and post-employment agreements of the Company's former CEO, CFO and another officer. Including severance and other provisions of the agreements, the total charge was approximately $4.8 million of which $2.0 million was paid to these individuals during the year ended December 31, 2002. Approximately $0.6 million of the severance expense was applied by the former CEO and CFO to repay outstanding loans and advances owed to the Company. In March 2003, the Company paid its former CEO all remaining amounts owed him totaling $1.4 million in conjunction with his retirement as Chairman of the Board of Directors. On a quarterly basis through July 2003, the remaining required quarterly payments to the individuals are approximately $0.2 million. Subsequently, from August 2003 through August 2006, the Company is required to pay approximately $0.2 million annually. At June 30, 2003, approximately $0.4 million remained unpaid.

SHARE REPURCHASE PLAN

  On August 13, 2002 the Company's Board of Directors authorized the purchase of up to $2.0 million of the Company's common stock. The purchases will be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. The Company did not purchase any shares of its common stock during the six months ended June 30, 2003. Through June 30, 2003, the Company has purchased approximately 76,000 shares of its common stock for approximately $0.2 million. As of June 30, 2003, the Company had approximately 195,000 shares of common stock held in treasury.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

  In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments; 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, FAS 150 is effective for all financial instruments entered into or modifies after May 31, 2003, and other wise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 is not expected to have an impact on the Company's consolidated financial position or disclosures.


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part I, Item 7A, of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. There have been no material changes in market risks since the fiscal year end.


Item 4. - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. These disclosure controls and procedures are designed and maintained by or under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, as required by the rules of the SEC. The Company's Chief Executive Officer and Chief Financial Officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods. During the period covered by this report, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                         MIKOHN GAMING CORPORATION
                        PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

  Certain matters were submitted to the stockholders for their approval or other action at the annual meeting of stockholders, all as set forth in the Company's Proxy Statement dated April 30 2003, heretofore filed with the SEC and incorporated herein by this reference.

  The annual meeting of stockholders was held on May 29, 2003. On the record date, March 31, 2003, there were 13,006,185 outstanding shares of common stock; each share entitled to one vote on all matters properly presented for stockholder action. At the meeting, 8,888,699 shares were represented by proxies and 1,809,496 shares were voted in person.

  Action was taken on the following matters at the meeting:

  1. The election of two Class 2 directors to hold office until the 2006 Annual Meeting of Stockholders or until their successors are elected and qualified;

                                                           Votes
        Director                      Votes For           Withheld
        -------------------           ---------           ---------
        Douglas M. Todoroff           9,808,017             890,187
        James E. Meyer                9,343,167           1,355,028


  2. Amending the Employee Stock Option Plan in certain respects as set forth in the proxy statement;

                              Votes              Broker
        Votes For            Against             Abstain            Non-Votes
        ---------           ---------           ---------           ---------
        3,378,808           1,490,719             21,715            5,446,953


  3. Amending the Director Stock Option Plan in certain respects as set forth in the proxy statement, and

                              Votes              Broker
        Votes For            Against             Abstain            Non-Votes
        ---------           ---------           ---------           ---------
        4,176,057           1,049,385             25,800            5,446,953


  4. Approving the Employee Stock Incentive Plan as set forth in the proxy statement;


                              Votes              Broker
        Votes For            Against             Abstain            Non-Votes
        ---------           ---------           ---------           ---------
        4,362,201            868,186              20,855            5,446,953

Item 6 - Exhibits and Reports on Form 8-K

  A.	Exhibits:

	10.25	Employee Stock Incentive Plan dated February 25, 2003.

	31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)
		or Rule 15d-14(a)

	31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)
		or Rule 15d-14(a)

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002.


  B.	Reports on Form 8-K:

	A report filed on Form 8-K with the Securities and Exchange Commission on April 2, 2003, to disclose that the Company expects to file an extension for its filing of its 10-K for the year ended December 31, 2002.

	A report filed on Form 8-K with the Securities and Exchange Commission on May 15, 2003, to disclose the Company's unaudited financial results for the first quarter of 2003.

	A report filed on Form 8-K with the Securities and Exchange Commission on June 18, 2003, to announce the appointment of Rick Lee Smith to the Company's Board of Directors.

                                       SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



		                           MIKOHN GAMING CORPORATION, Registrant



                                            /s/     John M. Garner
                                           --------------------------------
                                           JOHN M. GARNER
                                           Chief Financial Officer
                                           August 13, 2003