Form 10-Q
period 2003-09-30
MIKOHN GAMING CORP
filed 2003-11-14
CIK 912241

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934.

For the quarterly period ended:  September 30, 2003
                               ----------------------

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

             21,706,886              as of             November 7, 2003
         ------------------	                      ------------------
        (Amount Outstanding)                                (Date)

                           MIKOHN GAMING CORPORATION
                               TABLE OF CONTENTS


                                                                           Page
Part I  FINANCIAL INFORMATION                                             ------

	Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets at June 30,
                  2003 (Unaudited) and December 31, 2002                     2

                 Condensed Consolidated Statements of Operations for
                  the Three and Six Months Ended June 30, 2003 and
                  2002 (Unaudited)                                           4

                 Condensed Consolidated Statements of Cash Flows for
                  the Six Months Ended June 30, 2003 and 2002
                  (Unaudited)                                                6

                 Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                                     8

	Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         25

	Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                                 42

	Item 4. Controls and Procedures                                     42


Part II OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K                            43

`	Signatures                                                          44










                          MIKOHN GAMING CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS


		                           September 30,
(Amounts in thousands)		                2003       December 31,
                       		            (Unaudited)        2002
				              -------        -------
                    ASSETS
 Current assets:
    Cash and cash equivalents 		     $ 13,942       $ 16,275
    Accounts and notes receivable, net 	       13,172	      14,799
    Inventories, net 		                8,061	      10,578
    Prepaid expenses 		                1,843	       4,063
    Deferred tax asset 		                3,313	       3,313
                                              -------        -------
       Total current assets 		       40,331	      49,028

 Notes receivable, net		                  107		 408
 Property and equipment, net 		       17,584	      21,824
 Intangible assets, net 		       56,062	      57,838
 Goodwill		                        2,860	       2,860
 Other assets 		                        8,608	      10,035
                                              -------        -------
       Total assets 		             $125,552 	    $141,993
                                             ========       ========


 See notes to condensed consolidated financial statements.








                         MIKOHN GAMING CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

			                   September 30,
(Amounts in thousands)		                2003       December 31,
except share data)		            (Unaudited)        2002
				              -------        -------
 LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
    Trade accounts payable 		     $  5,090	    $  8,715
    Customer deposits 		                2,158	       3,928
    Current portion of long-term debt
     and notes payable 		                  788	       1,654
    Accrued liabilities 		       12,213	      11,241
    Deferred revenues and license fees		1,325	       1,501
                                              -------        -------
       Total current liabilities 	       21,574	      27,039

 Long-term debt and notes payable,
   net of unamortized discount of
   $4,106 and $4,732                          101,400	     101,330
 Other long-term liabilities		        2,963	       4,422
 Deferred tax liability 		       16,114	      16,114
                                              -------        -------
       Total liabilities 		      142,051	     148,905
				              -------        -------
 Commitments and contingencies (Note 5)

 Stockholders' deficit:
    Preferred stock, $0.10 par value,
      5,000,000 shares authorized,
      none issued and outstanding 		    -		   -
    Common stock, $0.10 par value,
      100,000,000 shares authorized,
      13,461.383 and 13,049,773 shares
      issued and outstanding		        1,346	       1,305
    Additional paid-in capital 		       69,060	      67,299
    Foreign currency translation 		 (569)	        (858)
    Accumulated deficit 		      (85,624)	     (73,946)
                                              -------        -------
       Subtotal 		              (15,787)	      (6,200)
    Less treasury stock, 194,913 shares,
      at cost 		                         (712)		(712)
                                              -------        -------
       Total stockholders' deficit	      (16,499)	      (6,912)
                                              -------        -------
       Total liabilities and stockholders'
         deficit		             $125,552	    $141,993
                                             ========       ========


 See notes to condensed consolidated financial statements.






                          MIKOHN GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


(Amounts in thousands,	         Three Months Ended         Nine Months Ended
except per share amounts)           September 30,              September 30,
                                  2003        2002           2003        2002
                                 ------      ------         ------      ------
Revenues:
  Gaming operations            $  8,201    $ 11,165       $ 27,511    $ 33,300
  Product sales		         12,405      18,469 	    39,287      42,175
                                -------     -------        -------     -------
    Total revenues	         20,606      29,634 	    66,798      75,475

Operating costs:
  Gaming operations		  8,190      11,691 	    24,886      28,081
  Product sales		         10,599      21,174         33,026      43,973
  Corporate expense		  2,229	      3,858 	     8,528       9,790
  Restructuring expense		      -	      5,618		 -       5,618
  Severance expense		      -	      4,774            575       4,774
  Impairment loss		      -	      6,261		 -       6,261
                                -------     -------        -------     -------
    Total operating costs
     and expenses		 21,018	     53,376	    67,015      98,497

Operating income (loss):
  Gaming operations		     11        (526) 	     2,625	 5,219
  Product sales		          1,806	     (2,705) 	     6,261	(1,798)
  Corporate expense		 (2,229)     (3,858)        (8,528)	(9,790)
  Restructuring expense		      -	     (5,618)		 -	(5,618)
  Severance expense		      -	     (4,774)	      (575)	(4,774)
  Impairment loss		      -	     (6,261)		 -      (6,261)
                                -------     -------        -------     -------
    Total operating loss	   (412)    (23,742) 	      (217)    (23,022)

Interest expense		 (3,838)     (3,977)	   (11,576)    (11,788)
Other income 		              9		 36 	       124         150
                                -------     -------        -------     -------
    Loss from continuing
      operations before
      income tax provision	 (4,241)    (27,683)	   (11,669)    (34,660)

Income tax provision		     (3)       (936)		(9)	(1,426)
                                -------     -------        -------     -------
    Loss from continuing
       operations		 (4,244)    (28,619)	   (11,678)    (36,086)

Loss from discontinued
 operations, net of taxes	      -	     (1,621)		 -	(1,896)
                                -------     -------        -------     -------
     Net loss 		       $ (4,244)   $(30,240)	  $(11,678)   $(37,982)
                               ========    ========       ========    ========


Weighted average common shares:
     Basic		         13,129	     12,849 	    12,973	12,817
     Diluted		         13,129	     12,849         12,973	12,817
                               ========    ========       ========    ========

Basic and diluted loss per share:
     Loss from continuing
       operations	       $  (0.32)   $  (2.22) 	  $  (0.90)   $  (2.81)
     Loss from discontinued
       operations		      -	      (0.13) 		 -       (0.15)
                                -------     -------        -------     -------
         Net loss per share    $  (0.32)   $  (2.35)   	  $  (0.90)   $  (2.96)
                               ========    ========       ========    ========


See notes to condensed consolidated financial statements.






                             MIKOHN GAMING CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)


(Amounts in thousands)	         Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                  2003        2002           2003        2002
                                 ------      ------         ------      ------

Net loss		       $ (4,244)   $(30,240)      $(11,678)   $(37,982)

Other comprehensive income,
 net of tax:
   Foreign currency
    translation gain		     29		 71	       289         236
                                -------     -------        -------     -------
Comprehensive loss 	       $ (4,215)   $(30,169)	  $(11,389)   $(37,746)
                               ========    ========       ========    ========


See notes to condensed consolidated financial statements.








                             MIKOHN GAMING CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

		                                  Nine Months Ended
 (Amounts in thousands) 		            September 30,
		                                 2003	        2002
				               -------        -------
 Cash flows from operating activities:
   Net loss		                      $(11,678)	     $(37,982)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
     Depreciation 		                 8,323	        6,985
     Amortization 		                 2,128	        2,648
     Provision for (recovery of) bad debts        (548)	        4,744
     Provision for obsolete inventory 		   424	        4,115
     Amortization of debt discount and
      debt issue costs		                 1,732	        1,656
     Impairment loss		                     -	        6,261
     Discontinued operations		             -	        1,896
     Loss on disposition of assets 		   162		  509
     Other		                            93		  476
   Changes in assets and liabilities:
     Accounts and notes receivable		 2,476	        2,362
     Inventories 		                 2,167		  991
     Other assets 		                 2,416	       (1,270)
     Trade accounts payable 		        (3,625)	       (2,741)
     Accrued expenses  		                   134	       14,233
     Other liabilities		               (2,206)		  729
                                              -------         -------
 Net cash provided by operating activities      1,998	        5,612
                                              -------         -------
 Cash flows from investing activities:
   Purchase of property and equipment 	       (3,983)	       (3,681)
   Cash provided by discontinued operations	    -		   71
   Increase in intangible assets		 (150)		 (710)
                                              -------         -------
 Net cash used in investing activities 	       (4,133)	       (4,320)
                                              -------         -------
 Cash flows from financing activities:
   Proceeds from long-term debt 		    -		   32
   Principal payments on long-term debt 	 (119)		 (217)
   Principal payments on capital leases	       (1,351)	       (1,701)
   Principal payments on deferred license
    fees 		                         (361)		 (325)
   Proceeds from notes receivable -
    stockholders		                    -		  114
   Purchase of common stock for treasury            -		 (222)
   Issuance of common stock 		        1,633		  654
                                              -------         -------
 Net cash used in financing activities		 (198)	       (1,665)
                                              -------         -------
 Decrease in cash and cash equivalents 	       (2,333)		 (373)

 Cash and cash equivalents,
  beginning of period 		               16,275	       15,206
                                              -------         -------
 Cash and cash equivalents, end of period    $ 13,942	     $ 14,833
                                             ========        ========

(Continued)







                           MIKOHN GAMING CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)-(Continued)

		                                  Nine Months Ended
 (Amounts in thousands) 		            September 30,
		                                 2003	        2002
				               -------        -------

Supplemental disclosure of cash flow information:


Cash paid during the period for:

Interest		                      $  6,895 	     $  7,296

Federal and state income taxes 		      $     28	     $     55
                                              ========       ========


 See notes to condensed consolidated financial statements.





                           MIKOHN GAMING CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  GENERAL

  These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless indicated otherwise, "Mikohn," the "Company," "we," "us" and "our" refer to Mikohn Gaming Corporation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

  Certain items reported in the prior period have been reclassified to follow the Company's current reporting practice. Additionally, all intercompany activity has been eliminated.

  Amounts disclosed in the accompanying footnote tables are rounded to the nearest thousand while amounts included in text are disclosed in actual amounts.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Estimates. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debts, inventory valuation reserves and asset impairment require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are inherently subject to a degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates.

  Revenue Recognition. The Company recognizes revenue depending on the nature of the transaction as follows:

  Product sales are executed by a signed contract or customer purchase order. Revenue is recognized when the completed product is delivered and, if required, installed and all elements of the sale have been completed and accepted by the customer.

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

  The leasing of proprietary slot machines or software licensing rights occurs under signed lease agreements. These contracts will either be on a revenue participation or a fixed-rental basis. Slot machine lease contracts are typically for a month-to-month period with a 30-day cancellation clause. On a revenue participation basis, the Company earns a share of the revenue that the casino earns from these slot machines. On a fixed-rental basis, the Company charges a fixed amount per slot machine per day. Revenues from each type of lease or license arrangement are recognized on the accrual basis.

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

  Inventory and Obsolescence. We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Raw materials and work in progress with quantities in excess of forecasted usage are reviewed at least quarterly by our engineering and operating personnel for obsolescence. Such raw material and work in progress write-downs are typically caused by engineering change orders or product end of life adjustments. Finished goods are reviewed at least quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record reserves for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

  Long-Lived Asset Impairment. Long-lived assets and intangible assets with determinable lives are reviewed for impairment quarterly or whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expected the assets to generate. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future, which could result in an impairment of long-lived assets.

  For indefinite-lived assets including perpetual licenses and goodwill, an independent valuation is performed at least annually to determine if any impairment has occurred.

  Stock-Based Compensation. At September 30, 2003, the Company had one stock-based employee plan, one director compensation plan and an employee stock incentive plan. The Company accounts for these plans in accordance with Accounting Principles Board No. 25, "Accounting For Stock Issued to Employees", and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".


                                                     Nine Months Ended
        (Amounts in thousands,                         September 30,
       except per share amounts)                    2003           2002
                                                   ------         ------

  Net loss, as reported	                         $(11,678) 	$(37,982)
  Add back: Reported stock-based compensation
    expense	                                      169 	     668
  Deduct: Pro forma stock-based employee
    compensation expense determined under fair
    value method	                             (720)          (748)
                                                  -------        -------
  Pro forma net loss	                         $(12,229)	$(38,062)
                                                 ========       ========

  Loss per share:
     As reported
          Basic and diluted		         $  (0.90)	$  (2.96)
     Pro forma
          Basic and diluted	                 $  (0.94)	$  (2.97)
                                                 ========       ========

  Guarantees. In November 2002, the FASB issued FIN No. 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34". The following is a summary of the agreements that the Company has determined are within the scope of FIN 45.

  Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The Company has a separate indemnification agreement with one of its directors that requires it, subject to certain exceptions, to indemnify him to the fullest extent authorized or permitted by its bylaws. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2003.

  The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with landlords. Under these provisions the Company generally indemnifies the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

  Recently issued accounting standards. In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments; 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets;
2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial position or disclosures.

3.  INVENTORIES

  Inventories at September 30, 2003 and December 31, 2002 consist of the following:

	                                   September 30,	December 31,
    (Amounts in thousands)	               2003		    2002
			                      ------               ------
  Raw materials	                             $  9,141 		 $  9,689
  Finished goods	                        1,636 		    3,924
  Work-in-progress	                          891  		    1,037
                                              -------             -------
     Subtotal	                               11,668 		   14,650
  Reserve for obsolete inventory	       (3,607)		   (4,072)
                                              -------             -------
     Total	                             $  8,061  		 $ 10,578
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

  The net carrying value of goodwill and other intangible assets as of September 30, 2003 is comprised of the following:

		          Net Amount Allocated by Segment

    (Amounts in thousands)		Gaming       Product
                                      Operations      Sales	  Corporate	  Total
  Goodwill		              $  2,471      $    389	  $      -	$  2,860
  Indefinite life intangible asset
    (perpetual license)		        50,532		   -		 -	  50,532
  Definite life intangible assets
    (see detail below)		         3,286		 583	     1,661         5,530
                                       -------       -------       -------       -------
     Total		              $ 56,289	    $    972	  $  1,661	$ 58,922
                                      ========      ========      ========      ========

  The net carrying value of goodwill ($2.9 million) as of September 30, 2003 is included in the geographic operations of North America ($2.5 million) and Australia/Asia ($0.4 million).

  Definite life intangible assets as of September 30, 2003, subject to amortization, are comprised of the following:


   (Amounts in thousands)	  Gross Carrying    Accumulated
                                      Amount	   Amortization	      Net

  Patent / trademark rights	     $ 10,212	    $ (6,589)	   $  3,623
  Covenants not to compete		9,847	      (9,654)		193
  Software development costs		2,158	      (1,061)	      1,097
  Proprietary rights / other		1,084      	(467)		617
                                      -------        -------        -------
     Total		             $ 23,301	    $(17,771)	   $  5,530
                                     ========       ========       ========

  Amortization expense for definite life intangible assets was approximately $1.9 million for the nine months ended September 30, 2003 compared to $2.4 million for the nine months ended September 30, 2002

5.  COMMITMENTS AND CONTINGENCIES

  The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment would reasonably be expected to have a material adverse effect on the Company or its operations.

  In March 2002, the Company entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for a new slot machine introduction. As of September 30, 2003, the Company has not purchased any slot machines under this agreement and had paid $0.3 million to the supplier to be used as an advance towards future slot machine purchases or as part of an underordered machine payment. In October 2003, the Company paid an additional $0.2 million to the supplier and no longer has an outstanding financial obligation under the terms of the contractual commitment.

  A former supplier to the Company has alleged that the Company has an outstanding commitment to purchase certain electronic components in the amount of approximately $0.5 million. The Company does not believe that the amount or the alleged contractual relationship are valid and does not plan to acquire the components. The Company has not accrued any amounts related to this matter.

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

6. LOSS PER SHARE

  The following table provides a reconciliation of basic and diluted loss per share:

                                                                 Dilutive
(Amounts in thousands,                                            Stock
except per share amounts)		           Basic	 Options        Diluted
					          -------        -------	-------

For the three months ended September 30, 2003:
     Net loss		                          $ (4,244)	 $      -	$ (4,244)
     Weighted average shares		            13,129 			  13,129
     Per share amount		                  $  (0.32)	 $      -	$  (0.32)
                                                  ========       ========       ========

For the three months ended September 30, 2002:
     Net loss		                          $(30,240)	 $      -	$(30,240)
     Weighted average shares		            12,849			  12,849
     Per share amount		                  $  (2.35)	 $      -	$  (2.35)
                                                  ========       ========       ========

For the nine months ended September 30, 2003:
     Net loss		                          $(11,678)	 $      -	$(11,678)
     Weighted average shares		            12,973			  12,973
     Per share amount		                  $  (0.90)	 $      -	$  (0.90)
                                                  ========       ========       ========

For the nine months ended September 30, 2002:
     Net loss		                          $(37,982)	 $      -	$(37,982)
     Weighted average shares		            12,817			  12,817
     Per share amount		                  $  (2.96)	 $      -	$  (2.96)
                                                  ========       ========       ========

  Dilutive stock options of approximately 735,000 and 5,000 for the three months ended September 30, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive. Dilutive stock options of approximately 164,000 and 496,000 for the nine months ended September 30, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

7.  2002 RESTRUCTURING PLAN

  During the third quarter of 2002, the Company initiated a restructuring plan for certain of its operations. The restructuring plan was designed to achieve various objectives, principally related to reducing costs, streamlining operations and improving financial performance on an ongoing basis. The Company's Board of Directors approved the plan in August 2002, which was subsequently acted upon by management during that quarter. The principal restructuring initiatives included:

     -	Separation of the Chief Executive Officer, Chief Financial Officer and
          certain other executives from the Company and replacement of such executives
     -	Elimination of approximately 20% of the Company's permanent work force
     -	Divestiture of non-core business units and product lines
     -	Disposition of under-utilized assets
     -	Consolidation of interior sign production capacity into one facility,
     -	Streamlining certain of the Company's warehousing and slot route assembly operations, and
     -	Outsourcing and streamlining certain of the Company's international sign operations

  As a result of implementing the above initiatives, the Company recorded certain restructuring expenses, severance expenses, a loss from discontinued operations and certain other significant operating costs during 2002. The Company also recorded an impairment loss relating to certain of its indefinite and definite-lived intangible assets, property and equipment and inventories. These impairment charges were recorded based on valuation analyses whereby it was determined that cash flow, earnings and other key operational criteria no longer supported the carrying values of these assets. In addition, the Company took a charge to write-down the assets of its exterior sign operations, net of expected proceeds. The charges totaled $27.4 million.

  Restructuring expense. Included in the restructuring expense caption for 2002 is approximately $0.9 million of principally non-officer employee severance costs for approximately 130 terminated employees related to a restructuring plan. Excluding the Company's research and development and sales personnel, all employee groups within the Company were affected by the terminations. As of September 30, 2003, all severance payments described above have been made.

  Included in restructuring expense for 2002 was a charge of approximately $3.3 million taken to accrue the present value of long-term building lease commitments, net of expected sub lease payments, which, in accordance with the actions taken by the Company, will not be utilized as of specified dates as certain business operations have been streamlined, consolidated or divested. The leases are for one building located in Gulfport, Mississippi and for two buildings located in Las Vegas, Nevada. The building lease in Mississippi has a term which expires in August 2015, while the two leases in Nevada have terms expiring in July 2004 and in December 2017. On a quarterly basis through July 2004, the Company plans to remit cash of approximately $0.3 million under the lease agreements. Subsequent to July 2004, the Company plans to remit cash of approximately $0.1 million quarterly through December 2017. At September 30, 2003 approximately $2.8 million of this accrual remains. The Company is subleasing one of the Las Vegas buildings and is currently seeking tenants for subleasing the other buildings.

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

  Severance Expense. Severance expense in 2002 consists of charges for the separation and post-employment agreements of the Company's former CEO, CFO and another officer. Including severance and other provisions of the agreements, the total charge was approximately $4.8 million of which $2.0 million was paid to these individuals during the year ended December 31, 2002. Approximately $0.6 million of the severance expense was applied by the former CEO and CFO to repay outstanding loans and advances owed to the Company. In March 2003, the Company paid its former CEO all remaining amounts owed him totaling $1.4 million in conjunction with his retirement as Chairman of the Board of Directors. Severance expense totaling approximately $1.8 million has been paid to these individuals during the nine months ended September 30, 2003. From October 2003 through August 2006, the Company's is required to pay approximately $0.2 million annually. At September 30, 2003, approximately $0.4 million remained unpaid.

  Impairment Loss. An impairment loss was recorded in 2002 for certain definite-lived intangible assets. Management ascertained that the actual and targeted revenues, earnings and cash flows generated from the assets, no longer supported certain of its definite-lived intangible assets. Based thereon, the Company recorded approximately $3.9 million in write-downs of these impaired intangible assets. The write-downs consisted primarily of a license agreement related to certain table game hardware of approximately $1.0 million, software costs related to Monopoly(r) table games of approximately $0.6 million, proprietary rights and software development costs related to our table game tracking system of approximately $1.5 million and capitalized costs associated with patents that are no longer deemed useful of approximately $0.7 million.

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

  In connection with the restructuring initiatives and a third quarter 2002 valuation review of its long-lived assets, the Company determined that the assets described below no longer generated sufficient cash flow to support their carrying value. These assets are comprised of approximately 200 reel-spinning slot machines and certain non-branded assets including MoneyTime(tm), a proprietary jackpot system consisting of slot machines, signs, meters and related electronics. The impairment charge recorded in 2002 related to these assets totaled approximately $1.7 million. Additionally, the Company decided to no longer use certain trade show equipment, after returning from its annual trade show in September 2002, and recorded a charge for approximately $0.2 million in 2002.

8.  2003 SEVERANCE COSTS

  Included in severance expense in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003 is approximately $0.6 million of employee severance costs for approximately 80 terminated employees principally from reductions in service, international and management personnel. At September 30, 2003, approximately $0.1 million remained unpaid.

9.  RELATED PARTY TRANSACTIONS

  David J. Thompson announced his resignation as chief executive officer effective August 16, 2002 and, on March 21, 2003, Mr. Thompson announced his retirement as chairman of the board of directors. According to the provisions of Mr. Thompson's chief executive officer severance agreement, the Company recorded a charge of approximately $3.3 million, of which $1.5 million in cash payments were made during the year ended December 31, 2002. In addition, approximately $0.3 million of the chief executive officer severance agreement was applied by Mr. Thompson to repay outstanding loans and advances owed to the Company. In March 2003, as part of his retirement package, the Company paid the remaining amounts owed Mr. Thompson totaling approximately $1.4 million and agreed to pay certain legal costs incurred by him in the approximate amount of $0.5 million. These amounts, excluding the legal costs of approximately $0.5 million, are included in the severance expense amounts discussed in Note 7.

10.  ACQUISITION/ DIVESTITURE OF SUBSIDIARIES

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

  The operating results of discontinued operations for the three and nine months ended September 30, 2002 are as follows:

	                               Three Months Ended    Nine Months Ended
	                                  September 30,		September 30,
(Amounts in thousands)	                      2002	 	    2002
			                     ------                ------

  Revenues	                           $  1,246		 $  5,717
  Operating costs and expenses	              2,623 		    7,497
                                            -------               -------
     Operating loss	                     (1,377)		   (1,780)
  Other expense	                                 (1)  		      (13)
  Loss on sale of operations	             (1,079)  		   (1,079)
                                            -------               -------
     Net loss before income taxes	     (2,457)		   (2,872)
  Income tax benefit	                        836		      976
                                            -------               -------
     Loss from discontinued operations	   $ (1,621) 		 $ (1,896)
                                           ========              ========

  On September 20, 2002 the Company completed the sale of its remaining 50% interest in its Latin American subsidiary as part of the restructuring initiatives. The interest was sold for approximately $0.4 million consisting of a cash payment of $0.1 million and a note for approximately $0.3 million which was paid in full on November 15, 2002, in accordance with the terms of the agreement. A charge of approximately $1.8 million was recorded to reflect the write-off of an intercompany debt from the subsidiary to the Company. As a result of the Company's divestiture of its Latin American Subsidiary, goodwill related to the Latin American subsidiary was deemed to have been impaired during the quarter ended September 30, 2002. Therefore, the Company recorded a goodwill impairment loss of approximately $0.4 million, which is included in the impairment loss discussed in Note 7.

11. SEGMENT REPORTING

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

  Business segment information for the three and nine months ended September 30, 2003 and 2002 consists of:

	                         Three Months Ended         Nine Months Ended
(Amounts in thousands)              September 30,              September 30,
Business Unit Segments            2003        2002           2003        2002
                                 ------      ------         ------      ------
Revenues:
  Gaming operations
    Slot operations            $  4,734	   $  7,161	  $ 16,396    $ 20,813
    Table games		          3,467	      4,004         11,115	12,487
                                -------     -------        -------     -------
		                  8,201	     11,165	    27,511	33,300
                                -------     -------        -------     -------
  Product sales:
    Signage and electronic
     components		          8,369	     16,264	    29,016	34,877
    Player tracking and systems	  3,782	      1,715          9,516	 5,293
    Gaming machines		    254		490	       755       2,005
                                -------     -------        -------     -------
		                 12,405	     18,469	    39,287      42,175
                                -------     -------        -------     -------
      Total		       $ 20,606	   $ 29,634	  $ 66,798    $ 75,475
                               ========    ========       ========    ========

Operating income (loss):
  Gaming operations	       $     11	   $   (526) 	  $  2,625    $  5,219
  Product sales		          1,806	     (2,705) 	     6,261	(1,798)
  Corporate		         (2,229)     (3,858)	    (8,528)	(9,790)
  Restructuring expense		      -	     (5,618)		 -	(5,618)
  Severance expense		      -	     (4,774)	      (575)	(4,774)
  Impairment loss		      -	     (6,261)		 -	(6,261)
                                -------     -------        -------     -------
      Total 		       $   (412)   $(23,742) 	  $   (217)   $(23,022)
                               ========    ========       ========    ========

Depreciation and amortization:
  Gaming operations	       $  2,788	   $  2,225 	  $  7,687    $  6,241
  Product sales		            229		166 	       675         753
  Corporate		            702		999	     2,089       2,639
                                -------     -------        -------     -------
      Total		       $  3,719	   $  3,390	  $ 10,451    $  9,633
                               ========    ========       ========    ========

                           September 30,   December 31,
                                  2003        2002
                                 ------      ------
Total assets:
  Gaming operations	       $ 78,849	   $ 85,572
  Product sales		         19,315      25,777
  Corporate		         27,388      30,644
                                -------     -------
      Total		       $125,552	   $141,993
                               ========    ========


  The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and nine months ended September 30, 2003 and 2002 consist of:

	                         Three Months Ended         Nine Months Ended
(Amounts in thousands)              September 30,              September 30,
Geographic Operations             2003        2002           2003        2002
                                 ------      ------         ------      ------
Revenues:
  North America		       $ 16,830	   $ 24,190 	  $ 55,289    $ 63,149
  Australia / Asia		  2,033       3,001	     3,906  	 6,129
  Europe / Africa		  1,743	      2,443 	     7,603	 6,213
  South America		              -		  -		 -         (16)
                                -------     -------        -------     -------
    Total		       $ 20,606	   $ 29,634	  $ 66,798    $ 75,475
                               ========    ========       ========    ========

Operating income (loss):
  North America		       $ (1,105)   $ (6,725) 	  $   (528)   $ (5,660)
  Australia / Asia		    379		(29)	      (377)	  (264)
  Europe / Africa		    314	       (335) 	     1,263	  (429)
  South America		              -		  -	         -         (16)
  Restructuring expense		      -	     (5,618)		 -	(5,618)
  Severance expense		      -	     (4,774)	      (575)	(4,774)
  Impairment loss		      -	     (6,261)		 -	(6,261)
                                -------     -------        -------     -------
    Total		       $   (412)   $(23,742)	  $   (217)   $(23,022)
                               ========    ========       ========    ========

Depreciation and amortization
  North America	               $  3,672	   $  3,368 	  $ 10,324    $  9,530
  Australia / Asia		     17		  -		37          43
  Europe / Africa		     30		 22 		90          59
  South America		              -		  -	         -           -
                                -------     -------        -------     -------
    Total		       $  3,719	   $  3,390	  $ 10,451    $  9,632
                               ========    ========       ========    ========

                           September 30,   December 31,
                                  2003        2002
                                 ------      ------
Total assets:
  North America	               $117,641	   $133,576
  Australia / Asia		  3,792       4,377
  Europe / Africa		  4,119	      4,040
  South America		              -		  -
                                -------     -------
    Total		       $125,552	   $141,993
                               ========    ========


12.  GUARANTOR FINANCIAL STATEMENTS

  The Company's domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the Company's 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:


                          CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)
(Amounts in thousands)                   September 30, 2003

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
                                 ------       --------       --------     --------    ----------
ASSETS
Current Assets:
  Cash		                $ 11,666      $      2	    $  2,274	  $      -	$ 13,942
  Accounts and notes
   receivable, net		   5,907	 4,768	       2,497		 -	  13,172
  Inventories, net		   3,841	 2,209	       2,011		 -	   8,061
  Other current assets		   2,065	 2,908		 183		 -         5,156
                                 -------       -------       -------       -------       -------
   Total current assets	          23,479         9,887	       6,965		 -	  40,331

Property and equipment, net	   6,465	10,563		 556		 -	  17,584
Intangible assets, net		  53,177	 5,355		 390		 -	  58,922
Investments in subsidiaries	   7,923             -		   -	    (7,923)	       -
Other assets		           7,435         1,280		   -		 -         8,715
                                 -------       -------       -------       -------       -------
 Total assets		        $ 98,479      $ 27,085	    $  7,911	  $ (7,923)     $125,552
                                ========      ========      ========      ========      ========

LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)
Current liabilities		$ 16,815      $  2,509	    $  2,250	  $      -	$ 21,574
Intercompany transactions        (20,104)       15,089	       5,015             -	       -
                                 -------       -------       -------       -------       -------
   Total current liabilities	  (3,289)	17,598	       7,265		 -	  21,574

Long-term debt, net 		 101,216	   110		  74		 -	 101,400
Other liabilities, long term	   2,950	    13		   -		 -	   2,963
Deferred tax liability		  14,101	 2,013		   -		 -	  16,114
Stockholders' equity (deficit)	 (16,499)        7,351		 572	    (7,923)	 (16,499)
                                 -------       -------       -------       -------       -------
 Total liabilities and stock-
  holders'   equity (deficit)	$ 98,479      $ 27,085	    $  7,911	  $ (7,923)	$125,552
                                ========      ========      ========      ========      ========







                                   CONDENSED CONSOLIDATING BALANCE SHEETS
(Amounts in thousands)                       December 31, 2002

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
                                 ------       --------       --------     --------    ----------
ASSETS
Current Assets:
 Cash                           $ 14,444      $    (14)     $  1,845      $      -      $ 16,275
 Accounts receivable, net          7,414         4,280         3,105             -        14,799
 Inventories, net                  5,311         2,903         2,364             -        10,578
 Other current assets              1,935         5,142           299             -         7,376
                                 -------       -------       -------       -------       -------
   Total current assets           29,104        12,311         7,613             -        49,028

Property and equipment, net        7,086        14,307           431             -        21,824
Intangible assets, net            54,939         5,370           389             -        60,698
Investments in subsidiaries        6,128             -             -        (6,128)            -
Other assets                       8,898         1,545             -             -        10,443
                                 -------       -------       -------       -------       -------
 Total assets                   $106,155      $ 33,533      $  8,433      $ (6,128)     $141,993
                                ========      ========      ========      ========      ========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities             $ 18,207      $  4,367      $  4,465      $      -      $ 27,039
Inter-company transactions       (24,174)       19,790         4,384             -             -
                                 -------       -------       -------       -------       -------
    Total current liabilities     (5,967)       24,157         8,849             -        27,039

Long-term debt, net              100,694           580            56             -       101,330
Other liabilities, long term       4,239           183             -             -         4,422
Deferred tax liability            14,101         2,013             -             -        16,114
Stockholders' equity (deficit)    (6,912)        6,600          (472)       (6,128)       (6,912)
                                 -------       -------       -------       -------       -------
 Total liabilities and stock-
  holders' equity (deficit)     $106,155      $ 33,533      $  8,433      $ (6,128)     $141,993
                                ========      ========      ========      ========      ========






                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)		Three Months Ended September 30, 2003

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
                                 ------       --------       --------     --------    ----------
Revenues		        $ 11,751      $  5,401	    $  3,777	  $   (323)	$ 20,606
Cost of sales		           5,379         1,788	       2,287	      (323)	   9,131
Selling, general and
 admin expenses 		   5,350	 5,741		 796		 -	  11,887
                                 -------       -------       -------       -------       -------
   Operating income (loss)	   1,022	(2,128)		 694		 -	    (412)

Equity in earnings of
 subsidiaries		          (1,518)	     -		   -	     1,518	       -
Interest expense		  (3,749)	   (26)		 (63)		 -	  (3,838)
Other income            	       4             2		   3             -	       9
                                 -------       -------       -------       -------       -------
  Income (loss) before income
   tax provision 		  (4,241)	(2,152)		 634	     1,518	  (4,241)

Income tax provision		      (3)            -		   -		 -	      (3)
                                 -------       -------       -------       -------       -------
Net income (loss)		$ (4,244)     $ (2,152)	    $    634	  $  1,518	$ (4,244)
                                ========      ========      ========      ========      ========







                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)		Three Months Ended September 30, 2002

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
                                 ------       --------       --------     --------    ----------
Revenues		        $ 18,465      $  9,279	    $  5,443	  $ (3,553)	$ 29,634
Cost of sales		          11,634	 5,260	       4,866	    (2,435)	  19,325
Selling, general and
 admin expenses 		  12,293	 4,163		 942		 -	  17,398
Restructuring expense		   3,476	 1,857		 285		 -	   5,618
Severance expense		   4,774	     -		   -		 -	   4,774
Impairment loss		           4,521	 1,740		   -		 -         6,261
                                 -------       -------       -------       -------       -------
  Operating loss		 (18,233)	(3,741)		(650)	    (1,118)	 (23,742)

Equity in earnings of
 subsidiaries		          (5,804)	     -		   -	     5,804	       -
Interest expense		  (3,816)	   (63)		 (98)		 -	  (3,977)
Other income and (expense)	  (1,676)	 1,635		  77		 -            36
                                 -------       -------       -------       -------       -------
  Income (loss) from continuing
   operations before income tax
   provision 	                 (29,529)	(2,169)		(671)	     4,686	 (27,683)

Income tax provision		    (711)	  (225)		   -		 -          (936)
                                 -------       -------       -------       -------       -------
  Income (loss) from continuing
   operations		         (30,240)	(2,394)		(671)	     4,686	 (28,619)

Loss from discontinued
 operations, net of tax benefit	       -        (1,621)		   - 		 -        (1,621)
                                 -------       -------       -------       -------       -------
Net income (loss)		$(30,240)     $ (4,015)	    $   (671)	  $  4,686	$(30,240)
                                ========      ========      ========      ========      ========






                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)		Nine Months Ended September 30, 2003

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
                                 ------       --------       --------     --------    ----------
Revenues		        $ 37,488      $ 19,095	    $ 11,510	  $ (1,295)	$ 66,798
Cost of sales		          16,775	 7,117	       7,384	    (1,295)	  29,981
Selling, general and
 admin expenses 		  17,321	15,898	       3,240		 -        36,459
Severance expense		     425	    58		  92		 -	     575
                                 -------       -------       -------       -------       -------
  Operating income (loss)	   2,967	(3,978)		 794		 -	    (217)

Equity in earnings of
 subsidiaries		          (3,347)	     -		   -	     3,347	       -
Interest expense		 (11,281)	  (111)		(184)		 -	 (11,576)
Other income and (expense)	      (8)	    (6)		 138		 -           124
                                 -------       -------       -------       -------       -------
  Income (loss) before income
   tax provision 		 (11,669)	(4,095)		 748	     3,347	 (11,669)

Income tax provision		      (9)            -		   -		 -            (9)
                                 -------       -------       -------       -------       -------
Net income (loss)		$(11,678)     $ (4,095)	    $    748	  $  3,347	$(11,678)
                                ========      ========      ========      ========      ========







                   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)		Nine Months Ended September 30, 2002

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
                                 ------       --------       --------     --------    ----------
Revenues		        $ 44,046      $ 27,622	    $ 12,326	  $ (8,519)	$ 75,475
Cost of sales		          23,348	12,789	       9,720	    (6,060)	  39,797
Selling, general and
 admin expenses 		  25,572	13,161	       3,314		 -	  42,047
Restructuring expense		   3,476	 1,857		 285		 -	   5,618
Severance expense		   4,774	     -		   -		 -	   4,774
Impairment loss		           4,521         1,740		   -		 -         6,261
                                 -------       -------       -------       -------       -------
  Operating loss		 (17,645)	(1,925)		(993)	    (2,459)	 (23,022)

Equity in earnings of
 subsidiaries		          (6,723)	     -		   -	     6,723	       -
Interest expense		 (11,262)	  (226)		(300)		 -	 (11,788)
Other income and (expense)	  (1,677)	 1,509		 318		 -           150
                                 -------       -------       -------       -------       -------
  Income (loss) from continuing
   operations before income tax
   provision 	                 (37,307)	  (642)		(975)	     4,264	 (34,660)

Income tax provision		    (675)         (751)		   -		 -        (1,426)
                                 -------       -------       -------       -------       -------
  Income (loss) from continuing
   operations		         (37,982)	(1,393)		(975)	     4,264	 (36,086)

Loss from discontinued
 operations, net of tax benefit	       -	(1,896)		   -		 -        (1,896)
                                 -------       -------       -------       -------       -------
Net income (loss)		$(37,982)     $ (3,289)	    $   (975)	  $  4,264	$(37,982)
                                ========      ========      ========      ========      ========






                   CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (Unaudited)

(Amounts in thousands)		Nine Months Ended September 30, 2003

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
                                 ------       --------       --------     --------    ----------
Net cash provided by (used in)
 operating activities		$ (2,558)     $  3,875	    $    681	  $      -	$  1,998
                                 -------       -------       -------       -------       -------
Cash flows from investing
 activities:
  Purchase of property and
   equipment   		          (1,009)	(2,746)		(228)	         -	  (3,983)
  Other investing activities	    (150)            -		   -		 -          (150)
                                 -------       -------       -------       -------       -------
Net cash used in investing
 activities		          (1,159)	(2,746)		(228)		 -	  (4,133)
                                 -------       -------       -------       -------       -------
Cash flows from financing
 activities:
  Principal payments on long-
   term debt and capital leases	    (333)	(1,113)		 (24)		 -	  (1,470)
  Principal payments of deferred
   license fees		            (361)	     -		   -		 -	    (361)
  Issuance of common stock 	   1,633	     -		   -		 -         1,633
                                 -------       -------       -------       -------       -------
Net cash provided by (used in)
 financing   activities		     939	(1,113)		 (24)		 -          (198)
                                 -------       -------       -------       -------       -------
Increase (decrease) in cash and
 cash equivalents		  (2,778)           16		 429		 -	  (2,333)
Cash and cash equivalents,
 beginning of period		  14,444           (14)	       1,845		 -	  16,275
                                 -------       -------       -------       -------       -------
Cash and cash equivalents,
 end of period		        $ 11,666      $      2	    $  2,274	  $      -	$ 13,942
                                ========      ========      ========      ========      ========







                   CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (Unaudited)

(Amounts in thousands)		Nine Months Ended September 30, 2003

                                                              Non-
                                             Guarantor      Guarantor      Elim-
                                 Parent     Subsidiaries   Subsidiaries   inations   Consolidated
                                 ------       --------       --------     --------    ----------
Net cash provided by operating
 activities		        $  1,381      $  3,764      $    467   	  $      -      $  5,612
                                 -------       -------       -------       -------       -------
Cash flows from investing
 activities:
  Purchase of property and
   equipment		            (717)	(2,769)		(195)		 -	  (3,681)
  Cash provided by discontinued
   operations 		               -            71		   -		 -	      71
  Other investing activities	    (710)            -		   -             -          (710)
                                 -------       -------       -------       -------       -------
Net used in investing activities  (1,427)	(2,698)		(195)		 -	  (4,320)
                                 -------       -------       -------       -------       -------
Cash flows from financing
 activities:
  Proceeds from long-term debt	       -	     -		  32		 -	      32
  Principal payments on long-
   term debt and capital leases	    (766)	(1,084)		 (68)		 -	  (1,918)
  Principal payments of deferred
   license fees		            (325)	     -		   -		 -	    (325)
  Proceeds from issuance of common
   stock and warrants		     654	     -		   -		 -	     654
  Proceeds from notes receivable-
   stockholders		             114             -		   -		 -	     114
  Purchase of common stock for
   treasury		            (222)            -		   -	         -          (222)
                                 -------       -------       -------       -------       -------
Net cash used in financing
 activities		            (545)	(1,084)		 (36)		 -	  (1,665)
                                 -------       -------       -------       -------       -------
Increase (decrease) in cash and
 cash equivalents		    (591)	   (18)		 236		 -	    (373)
Cash and cash equivalents,
 beginning of period		  14,354	  (185)	       1,037             -        15,206
                                 -------       -------       -------       -------       -------
Cash and cash equivalents,
 end of period		        $ 13,763      $   (203)	    $  1,273	  $      -	$ 14,833
                                ========      ========      ========      ========      ========

13. LONG-LIVED ASSETS

  The Company amended its service agreement with Aristocrat Technologies, Inc. ("ATI") in January 2003 to allow ATI to provide slot machines for the Company's slot route. The agreement contemplated the replacement of the Company's operating slot machines with ATI's slot machines over 18 to 24 months beginning March 2003. As a result of this amendment to the ATI agreement, the Company determined that the estimated remaining useful life of its slot machines has been reduced to 24 months. Consequently, the Company has accelerated the depreciation of these slot machines resulting in additional depreciation expense of approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2003, respectively, and an estimated additional expense of $2.0 million for the years ended December 31, 2003 and December 31, 2004. In June 2003, the Company and ATI terminated its agreement. The Company will continue to depreciate its slot machines based on the current estimated useful lives of the equipment and in accordance with its desire to pursue similar agreements to utilize other manufacturers' slot machines on a going-forward basis.

14. EMPLOYEE STOCK INCENTIVE PLAN

  In May 2003, the Company's shareholders approved the Employee Stock
Incentive Plan, which provides for the issuance of up to 500,000 shares of common stock to Company employees through grants. All grants will include conditions on vesting and all shares subject to a grant will be forfeited unless the conditions, which include stock price targets, are met within the term of the grant, which in no case shall exceed a period of ten years. During the second quarter of 2003, the Company issued approximately 225,000 restricted shares to certain employees.

15. LONG-TERM DEBT

  In February 2002, the Company completed the acquisition of a $17.5 million working capital revolving line of credit facility (the "Facility") with Foothill Capital Corporation ("Foothill"). As of September 30, 2003, the Company had not drawn on this Facility but was not in compliance with its covenant to maintain EBITDA of $20.0 million for the twelve months ended September 30, 2003. Foothill intends to issue the Company a limited one-time waiver of the covenant default for the period ended September 30, 2003. Foothill intends plans to amend the terms of the Facility whereby the Company's EBITDA covenant would be adjusted to approximately $14.0 million to $16.0 million over the next four calendar quarters.

16. SUBSEQUENT EVENT

  On October 22, 2003, the Company announced that it has completed its previously announced sale of 8.4 million shares of its Common Stock at a price of $5.34 per share and warrants to acquire an additional 2.1 million shares at an exercise price of $5.875 per share. Proceeds from the transaction were used to repurchase and retire $40.0 million of the Company's 11.875% Senior Secured Notes ("Notes") due August 2008. As a result of this transaction, the Company's annual cash interest payments will decrease by approximately $4.8 million resulting in a revised cash interest payment of approximately $7.7 million per year.

  As a result of the above transaction, the Company will take a charge in the fourth quarter of 2003 of approximately $1.6 million for the premium paid on the repurchase of the Notes. In addition, non-cash charges will be taken to write-off approximately $2.0 million and approximately $1.6 million of the portions of unamortized bond issue costs and unamortized bond discount, respectively, related to the $40.0 million of Notes repurchased. Additionally, as a consequence of the transaction, the Company's usage of its existing net operating losses ("NOL") will be limited to approximately $3.8 million annually over the next several years. Unused amounts of the $3.8 million of the annual NOL may be carried-forward to subsequent years.





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

  On September 20, 2002 the Company completed the sale of our remaining 50% interest in its Latin American subsidiary as part of the restructuring initiatives. The interest was sold for approximately $0.4 million consisting of a cash payment of $0.1 million and a note for approximately $0.3 million which was paid in full on November 15, 2002, in accordance with the terms of the agreement. A charge of approximately $1.8 million was recorded to reflect the forgiveness of an intercompany debt from the subsidiary to the Company. As a result of the Company's divestiture of its Latin American Subsidiary, goodwill related to the Latin American subsidiary was deemed to have been impaired during the quarter ended September 30, 2002. Therefore, the Company recorded a goodwill impairment loss of approximately $0.4 million.


RELATED PARTY TRANSACTIONS

  David J. Thompson announced his resignation as chief executive officer effective August 16, 2002 and, on March 21, 2003, Mr. Thompson announced his retirement as chairman of the board of directors. According to the provisions of Mr. Thompson's chief executive officer severance agreement, the Company recorded a charge of approximately $3.3 million, of which $1.5 million in cash payments were made during the year ended December 31, 2002. In addition, approximately $0.3 million of the chief executive officer severance agreement was applied by Mr. Thompson to repay outstanding loans and advances owed to the Company. In March 2003, as part of his retirement package, the Company paid the remaining amounts owed Mr. Thompson totaling approximately $1.4 million and agreed to pay certain legal costs incurred by him in the approximate amount of $0.5 million. These amounts, excluding the legal costs of approximately $0.5 million, are included in the severance expense amounts discussed in the "2002 Restructuring Plan" subsection below.

2002 RESTRUCTURING PLAN

  During the third quarter of 2002, the Company initiated a restructuring plan for certain of its operations. The restructuring plan was designed to achieve various objectives, principally related to reducing costs, streamlining operations and improving financial performance on an ongoing basis. The Company's Board of Directors approved the plan in August 2002, which was subsequently acted upon by management during that quarter. The principal restructuring initiatives included:

     -	Separation of the Chief Executive Officer, Chief Financial Officer
          and certain other executives from the Company and replacement of such executives
     -	Elimination of approximately 20% of the Company's permanent work force
     -	Divestiture of non-core business units and product lines
     -	Disposition of under-utilized assets
     -	Consolidation of interior sign production capacity into one
          facility, and
     -	Streamlining certain of the Company's warehousing and slot route assembly operations
     -	Outsourcing and streamlining certain of the Company's international sign operations

  As a result of implementing the above initiatives, the Company recorded certain restructuring expenses, severance expenses, a loss from discontinued operations and certain other significant operating costs during 2002. The Company also recorded an impairment loss relating to certain of its indefinite and definite-lived intangible assets, property and equipment and inventories. These impairment charges were recorded based on valuation analyses whereby it was determined that cash flow, earnings and other key operational criteria no longer supported the carrying values of these assets. In addition, the Company took a charge to write-down the assets of its exterior sign operations, net of expected proceeds. The charges totaled $27.4 million.

  Restructuring expense. Included in the restructuring expense caption for 2002 is approximately $0.9 million of principally non-officer employee severance costs for approximately 130 terminated employees related to a restructuring plan. Excluding the Company's research and development and sales personnel, all employee groups within the Company were affected by the terminations.

  Included in restructuring expense for 2002 was a charge of approximately $3.3 million taken to accrue the present value of long-term building lease commitments, net of expected sub lease payments, which, in, accordance with the actions taken by the Company, will not be utilized as of specified dates as certain business operations have been streamlined, consolidated or divested. The leases are for one building located in Gulfport, Mississippi and for two buildings located in Las Vegas, Nevada. The building lease in Mississippi has a term which expires in August 2015, while the two leases in Nevada have terms expiring in July 2004 and in December 2017. On a quarterly basis through July 2004, the Company plans to remit cash of approximately $0.3 million under the lease agreements. Subsequent to July 2004, the Company plans to remit cash of approximately $0.1 million quarterly through December 2017. The Company is subleasing one of the Las Vegas buildings and is currently seeking tenants for subleasing the other buildings.

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

  Severance Expense. Severance expense in 2002 consists of charges for the separation and post-employment agreements of the Company's former CEO, CFO and another officer. Including severance and other provisions of the agreements, the total charge was approximately $4.8 million of which $2.0 million was paid to these individuals during the year ended December 31, 2002. Approximately $0.6 million of the severance expense was applied by the former CEO and CFO to repay outstanding loans and advances owed to the Company. In March 2003, the Company paid its former CEO all remaining amounts owed him totaling $1.4 million in conjunction with his retirement as Chairman of the Board of Directors. Severance expense totaling approximately $1.8 million has been paid to these individuals during the nine months ended September 30, 2003. From October 2003 through August 2006, the Company's is required to pay approximately $0.2 million annually.

  The severance expense is not included in the calculation of operating income in the tables below.

  Impairment Loss. An impairment loss was recorded in 2002 for certain definite-lived intangible assets. Management ascertained that the actual and targeted revenues, earnings and cash flows generated from the assets, no longer supported certain of its definite-lived intangible assets. Based thereon, the Company recorded approximately $3.9 million in write-downs of these impaired intangible assets. The write-downs consisted primarily of a license agreement related to certain table game hardware of approximately $1.0 million, software costs related to Monopoly(r) table games of approximately $0.6 million, proprietary rights and software development costs related to our table game tracking system of approximately $1.5 million and capitalized costs associated with patents that are no longer deemed useful of approximately $0.7 million.

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

  In connection with the restructuring initiatives and a third quarter 2002 valuation review of its long-lived assets, the Company determined that the assets described below no longer generated sufficient cash flow to support their carrying value. These assets are comprised of approximately 200 reel-spinning slot machines and certain non-branded assets including MoneyTime(tm), a proprietary jackpot system consisting of slot machines, signs, meters and related electronics. The impairment charge recorded in the 2002 related to these assets totaled approximately $1.7 million. Additionally, the Company decided to no longer use certain trade show equipment, after returning from its annual trade show in September 2002, and recorded a charge of approximately $0.2 million in 2002.

  The impairment loss is not included in the calculation of operating income in the tables below.

  Operating Costs and Expenses. The Company recorded various charges totaling approximately $4.0 million for inventory write-downs and approximately $4.3 million principally for provisions for doubtful receivables during 2002. These charges are included under the caption "Operating Costs and Expenses" in the consolidated statements of operations.

  Certain inventories were deemed obsolete during 2002 as the Company, in accordance with its restructuring plan, entered into arrangements to outsource certain international sign assembly operations and to discontinue the pursuit of certain European system sales related to the tracking of arcade devices. These charges amounted to approximately $1.0 million. Additionally, the Company wrote down slow moving inventories for specialized electronic meters, slot machines and finished signs in the amount of approximately $3.0 million as targeted sales levels were not achieved.

  On September 20, 2002, the Company completed the sale of its 50% interest in its Latin American subsidiary as part of the restructuring initiatives. A charge of approximately $1.8 million was recorded to reflect the forgiveness of an intercompany debt from the subsidiary to the Company.

  Also during 2002, the Company recorded additional provisions for doubtful accounts totaling $2.5 million which includes $1.5 million to reserve a loan made to a company which in turn granted the Company an exclusive license to manufacture and distribute its video poker games. Based on the debtor's financial condition and uncertainties surrounding the future business plan
related to the proprietary games, a reserve was recorded.   Various other
uncertainties with other debtors caused the Company to record an additional $1.0 million of doubtful account provisions.

2003 SEVERANCE EXPENSE

  Included in the severance expense caption in the Consolidated Statements of Operations for the nine months ended September 30, 2003, is approximately $0.6 million of employee severance costs for approximately 80 terminated employees principally from reductions in service, international and management personnel.

  The severance expense is not included in the calculation of operating income in the tables below.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

REVENUES


(Amounts in thousands)						     Change
Business Segment		2003	       2002          Amount	     %	      Comment
------------------             ------         ------         -------       ------     -------
  Gaming operations	      $  8,201	     $ 11,165	    $ (2,964)	   (26.5)%	1
  Product sales		        12,405	       18,469	      (6,064)	   (32.8)%	2
                               -------        -------        -------
     Total		      $ 20,606 	     $ 29,634 	    $ (9,028)	   (30.5)%
                              ========       ========       ========

Percentage of total revenues:
  Gaming operations		 39.8%		 37.7%
  Product sales		         60.2%		 62.3%
                                -----           -----
     Total		        100.0%		100.0%
                                =====           =====

1. Gaming operations revenues during the three months ended September 30, 2003 were approximately $8.2 million, a decrease of approximately $3.0 million from revenues of approximately $11.2 million during the three months ended September 30, 2002. This net decrease resulted from:

   (i)	a decrease in recurring revenues from leased slot machines of
	approximately $2.5 million, from approximately $7.2 million in the prior year quarter, to approximately $4.7 million in the current quarter. This decline was attributable to a decrease in the average number of branded slot machines leased to customers from approximately 2,350 in the three months ended September 30, 2002, to approximately 1,880 for the three months ended September 30, 2003. Management believes that increased competition with other suppliers for limited casino floor space contributed to this decline. Additionally, a reduction in the average net win per day per branded slot machine, from approximately $29.40 in the prior year quarter to approximately $22.10 in the current year quarter, contributed to this decline. Management believes delays in offering technological specifications offered by competitors, such as ticket-in, ticket-out and multi-denominational pay tables on its slot machines significantly contributed to the decline in leased slot machines in casinos and win per day. The Company presently provides these technological specifications in several markets and regulatory approvals are in process for remaining markets. Revenue from non-branded slot machines decreased from approximately $0.8 million for the three months ended September 30, 2002 to approximately $0.3 million for the three months ended September 30, 2003. This decrease was due primarily to a decrease in average machines outstanding from approximately 350 in the prior year quarter to approximately 190 for the current year quarter. The average win per day for non-branded machines decreased from approximately $23.20 in the prior year quarter to approximately $19.60 in the current year quarter. Additionally, the Company received approximately $0.4 million in the 2003 quarter from its participation in an average of approximately 300 licensed games for which the Company does not provide hardware for the games compared to revenues of less than $0.1 million and an average of 131 games in the 2002 quarter. The Company intends to continue its pursuit of revenue leasing arrangements whereby the Company would supply the software component to a third party which would use hardware not otherwise owned or leased by the Company. These games earned the Company approximately $14.00 per day in the current quarter compared to approximately $4.50 per day in the prior year quarter. Also during the quarter ended September 30, 2003, the Company sold 100 software licenses of certain proprietary game content to a customer for approximately $0.2 million, net of
	royalties.   At September 30, 2003, the Company maintained 1,760,
	122 and 303 of branded, non-branded and licensed games without hardware, respectively. At September 30, 2002, the Company maintained 2,371, 376 and 204 of branded, non-branded and licensed games without hardware, respectively, and

   (ii) a decrease of approximately $0.5 million in table games revenues. The decrease in revenues in the quarter ended September 30, 2003 was caused primarily by a decline in the number of outstanding tables and in the average monthly lease revenue in domestic markets offset, in part, by an increase in table game revenues from the Company's European subsidiary. For the quarter ended September 30, 2003, revenues from leased casino table games were approximately $3.5 million compared with approximately $4.0 million in the quarter ended September 30, 2002. The decrease was due primarily to a decrease in the average number of leased casino table games from approximately 1,070 during the quarter ended September 30, 2002 to approximately 990 during the quarter ended September 30, 2003. Management believes that the industry trend to reduce the number of table games in casinos in the last several years in favor of slot machines, as well as increased competition from competitors selling "felt only" table games, have contributed to the decline in the Company's table game placements. The average monthly lease charge for table games was approximately $1,160 and $1,250 for the three months ending September 30, 2003 and 2002, respectively. The monthly lease revenue includes royalties and commencement fees paid during the respective quarters. The decrease in the average monthly lease charge in the current quarter was due primarily to competitive pricing adjustments, principally within the Company's domestic markets. The Company maintained 1,002 and 1,061 table games at September 30, 2003 and 2002, respectively.

2. Product sales revenues during the three months ended September 30, 2003 were $12.4 million, a decrease of approximately $6.1 million from revenues of $18.5 million in the 2002 comparable period. This net decrease during the current period was due principally to:

   (i)	decreases in sales of interior signage, electronic displays and
	other products of approximately $8.2 million, from $16.8 million in the 2002 quarter to $8.6 million in the 2003 quarter. The decrease was due primarily to a reduction in interior signage sales of $3.5 million and a decrease in sales from electronic displays of $3.5 million. The 2002 quarter included two sizeable sales not duplicated in the 2003 quarter. The decrease in revenues was also attributable to decreases from sales of the Company's specialty slot machines and slot glass revenues of approximately $0.9 million, partially offset by

   (ii)	an increase of approximately $2.1 million, or 120%, in systems
	sales from approximately $1.7 million in the 2002 quarter to approximately $3.8 million in the 2003 quarter. The improvement was due primarily to increased hardware sales to Canadian customers, which continued to expand their casino slot operations during the period, and the proliferation of wide-area-progressive sales to Australian customers.

OPERATING INCOME (LOSS)

(Amounts in thousands)						     Change
Business Segment		2003	       2002          Amount	     %	      Comment
------------------             ------         ------         -------       ------     -------

Gaming operations	      $     11 	     $   (526) 	    $    537	   102.1 %	1
Product sales		         1,806 	       (2,705)	       4,511	   166.8 %	2
                               -------        -------        -------
   Segment operating income 	 1,817         (3,231) 	       5,048	   156.2 %

Corporate		        (2,229)	       (3,858)	       1,629 	    42.2 %	3
                               -------        -------        -------
   Total operating income
    (loss)		      $   (412)	     $ (7,089) 	    $  6,677	    94.2 %
                              ========       ========       ========

Depreciation and amortization:
   Gaming operations	      $  2,788 	     $  2,225 	    $    563	    25.3 %
   Product sales		   229 		  166 	          63	    38.0 %
   Corporate		           702 	          999 		(297)	   (29.7)%
                               -------        -------        -------
   Total 		      $  3,719 	     $  3,390 	    $    329	     9.7 %	4
                              ========       ========       ========


1. Gaming operations reported operating results during the three months ended September 30, 2003 of approximately break even compared to an operating loss of approximately $0.5 million in the 2002 comparable period. This improvement of $0.5 million was primarily due to:

   (i)	improved slot operations' operating results of approximately $0.7
	million between the quarterly periods ended September 30, 2003 and 2002. The improvement was due primarily to lower operating costs to service, refurbish and maintain the slot route and lower segment expenses. This was partially offset by the previously discussed revenue decline and an increase in depreciation expense in the 2003 quarterly period. Maintenance and refurbishment costs for slot machines decreased from $3.0 million in the prior year period to $1.1 million in the current period, due primarily to the decrease in the average number of slot machines leased during the current period and significant refurbishment costs for a new product theme incurred during the prior period. Segment expenses decreased from approximately $3.6 million in the 2002 quarter to approximately $1.8 million in the 2003 quarter related to decreases in salaries and related costs as a result of reductions in the work force during late 2002 and early 2003 and a charge to the provision for bad debts of $1.5 million in the prior period. Depreciation and amortization for the three months ended September 30, 2003 and 2002 was approximately $2.4 million and $1.8 million, respectively. The increase was due primarily to accelerating the depreciation of certain slot machines in the current quarter as the result of the agreement with Aristocrat Technologies, Inc. ("ATI") to replace our existing slot machines placed in casinos with ATI versions of these machines. Management believes the acceleration of depreciation expense for its slot machines continues to be appropriate although the ATI agreement has been terminated as the Company will continue to pursue replacement of its existing slot machines. Slot rental expense for both quarterly periods remained constant at $1.4 million, partially offset by

   (ii)	a decrease of $0.2 million in table games' operating results
	primarily due to the previously discussed decrease in recurring revenues from leased casino table games, partially offset by an improvement in cost of revenues. Total cost of revenues, exclusive of segment expenses, for the three months ended September 30, 2003 and 2002 totaled approximately $0.4 million and $0.9 million, respectively. Costs of revenues as a percentage of revenues decreased to 12% in the 2003 quarter from 23% in the 2002 quarter. This improvement was due primarily to a decrease in refurbishment costs. Segment expenses, excluding depreciation and amortization, were approximately $0.6 million for the 2003 quarter compared to $0.5 million for the 2002 quarter. Depreciation and amortization for the quarters ended September 30, 2003 and 2002 was approximately $0.4 million.

2. Product sales reported operating income during the three months ended September 30, 2003 of approximately $1.8 million, compared to an operating loss of approximately $2.7 million in the 2002 comparable period. This improvement of $4.5 million in operating income resulted principally from:

   (i)	an increase in operating results from the Company's interior
	signs, electronic displays and other product sales of approximately $4.2 million, primarily due to higher gross profit margins and a decrease in segment expenses, partially offset by the previously discussed decrease in revenues. Gross margins improved from 11% in the prior year period to 33% in the current period. This increase in the current period was caused principally by lower manufacturing costs as a result of the consolidation of manufacturing operations in August 2002. The prior year quarter was also adversely affected by a provision for obsolete inventories related to the restructuring plan of approximately $3.1 million. Segment expenses, excluding depreciation and amortization, decreased from approximately $4.9 million in the 2002 quarter to $1.6 million in the 2003 quarter. This decrease was due primarily to a decrease in the work force and other cost saving measures initiated in the third quarter of 2002 as part of the restructuring plan and a provision for bad debts in the 2002 quarterly period of $2.5 million, principally related to a receivable from the Company's unconsolidated subsidiary in Latin America. Depreciation and amortization for the three months ended September 30, 2003 and 2002 was approximately $0.2 million and $0.1 million, respectively, and

   (ii)	an increase in the operating results from the Company's systems
	business of approximately $0.3 million. The increase was due primarily to the previously discussed increase in revenues, partially offset by a decrease in gross profit margins and an increase in segment expenses. Gross margins decreased from 76% in the prior year period to 54% in the current period. The decrease was the result of a shift in the sales mix from higher margin software sales during the quarter ended September 30, 2002 to lower margin hardware sales during the quarter ended September 30, 2003. Segment expenses, excluding depreciation and amortization, increased from approximately $0.8 million in the 2002 period to approximately $1.2 million in the 2003 period. The increase was due primarily to increases in engineering and sales expenses. Depreciation and amortization for both of the three months ended September 30, 2003 and 2002 was less than $0.1 million.

3. Corporate expenses during the three months ended September 30, 2003 were approximately $2.2 million, a decrease of approximately $1.7 million from $3.9 million in the 2002 comparable period. The decrease was due primarily to lower costs from the result of a decrease in the work force and other cost saving measures initiated in the third quarter of 2002 as part of the restructuring plan and a decrease in legal and regulatory licensing fees. Depreciation and amortization decreased from approximately $1.0 million in the 2002 quarter to approximately $0.7 million in the 2003 quarter.

4. Depreciation and amortization for the three months ended September 30, 2003 and 2002 was approximately $3.7 million and $3.4 million, respectively. The increase was due primarily to the previously discussed increase in depreciation related to leased slot machines, partially offset by the decrease in corporate depreciation and amortization.


  INTEREST EXPENSE

  Interest expense during the three months ended September 30, 2003 was $3.8 million, a slight decrease compared to $4.0 million during the three months ended September 30, 2002. The decrease was due principally to a decrease in the Company's capital lease obligations.

  OTHER INCOME AND EXPENSE

  Other income and expense, excluding interest income, during each of the three months ended September 30, 2003 and 2002 was a net expense of less than $0.1 million. The expense for both periods was principally related to losses from the disposition of assets. Interest income decreased slightly from approximately $0.1 million in the 2002 quarter to less than $0.1 million in the 2003 quarter.


  LOSS FROM DISCONTINUED OPERATIONS

D uring the three months ended September 30, 2002, the Company recorded losses from discontinued operations, net of income tax benefits calculated at a 34% tax rate, of approximately $1.6 million. The losses relate to the Company's exterior sign operation, which was sold effective October 31, 2002.

  INCOME TAXES

  During the three months ended September 30, 2003, the Company recorded a tax provision of less than $0.1 million compared to a provision of approximately $0.9 million for the three months ended September 30, 2002. The primary component of the income tax provision for the current year period was state income taxes. The primary component of the income tax provision for the prior year period was certain state tax adjustments in addition to an offset to a tax benefit recorded relative to discontinued operations losses. The tax provision offsets the tax benefit from the discontinued operations losses for the period. No tax benefit was recognized by the Company related to its loss from continuing operations, as the benefit has been fully reserved.

  LOSS PER SHARE

  Both basic and diluted loss per share for the three months ended September 30, 2003 were $0.32 on basic and diluted weighted average common shares outstanding of approximately 13,129,000. Both basic and diluted loss per share for the three months ended September 30, 2002 were $2.35 on basic and diluted weighted average common shares outstanding of approximately 12,849,000. Dilutive stock options have not been included in the computations of diluted net loss per share as their effect would be antidilutive.



Nine Months Ended September 30, 2003 and 2002

REVENUES


(Amounts in thousands)						     Change
Business Segment		2003	       2002          Amount	     %	      Comment
------------------             ------         ------         -------       ------     -------

  Gaming operations	      $ 27,511	     $ 33,300	    $ (5,789)	   (17.4)%	1
  Product sales		        39,287	       42,175	      (2,888)	    (6.8)%	2
                               -------        -------        -------
     Total		      $ 66,798 	     $ 75,475 	    $ (8,677)	   (11.5)%
                              ========       ========       ========

Percentage of total revenues:
  Gaming operations		  41.2%		 44.1%
  Product sales		          58.8%		 55.9%
	                         -----          -----
     Total		         100.0%		100.0%
                                 =====          =====

1. Gaming operations revenues during the nine months ended September 30, 2003 were $27.5 million, a decrease of approximately $5.8 million from revenues of $33.3 million in the 2002 comparable period. This net decrease resulted from:

   (i)	a decrease in recurring revenues from leased slot machines of
	approximately $4.4 million, from approximately $20.8 million in the nine months ended September 30, 2002, to approximately $16.4 million in the current year nine-month period. This decline was attributable to a decrease in the average number of branded slot machines leased to customers from approximately 2,525 during the nine months ended September 30, 2002, to approximately 2,100 during the nine months ended September 30, 2003. Management believes that increased competition with other suppliers for limited casino floor space contributed to this decline. Additionally, a reduction in the average net win per day per branded slot machine, from approximately $27.30 during the nine-month period ended September 30, 2002 to approximately $22.60 in the current year nine-month period, contributed to this decline. Management believes delays in its ability to offer technological specifications offered by competitors, such as ticket-in, ticket-out and multi-denominational pay tables, on its slot machines caused the decline in leased slot machines in casinos and win per day. The Company presently offers these technological specifications in certain gaming jurisdictions and is seeking regulatory approvals in other jurisdictions. Revenue from non-branded slot machines decreased from approximately $1.9 million in the 2002 nine-month period to approximately $1.7 million in the similar 2003 period. Average non-branded machines outstanding were approximately 350 and 400 for the 2003 and 2002 periods, respectively. Also, the average win per day for non-branded machines decreased slightly from approximately $17.80 in the 2002 nine-month period to approximately $17.50 in the 2003 nine-month.
	Additionally, the Company received approximately $1.2 million in the 2003 period from its participation in an average of approximately 320 licensed games compared to revenues from participation of less than $0.1 million and approximately 131 average games in the 2002 period for which the Company does not provide hardware for the games. The Company intends to continue its pursuit of revenue leasing arrangements whereby the Company would supply the software component to a third party which would use hardware not otherwise owned or leased by the Company. These games earned the Company approximately $12.30 and $4.50 per day in the 2003 and 2002 nine-month periods, respectively. Also during the nine months ended September 30, 2003, the Company sold 300 software licenses of certain proprietary game content to a customer for approximately $0.6 million, net of royalties, and

   (ii) a decrease of approximately $1.4 million in table games revenues. This decrease in the nine months ended September 30, 2003 was caused primarily by a decline in the number of outstanding tables and in the average monthly lease revenue in domestic markets offset, in part, by an increase in table game revenues from the Company's European subsidiary. For the nine months ended September 30, 2003, revenues from leased casino table games were approximately $11.1 million compared with approximately $12.5 million for the nine months ended September 30, 2002. The decrease was due primarily to a decrease in the average number of leased casino table games from approximately 1,090 during the 2002 nine-month period to 1,030 in the similar nine-month period of 2003. Management believes that the industry trend to reduce the number of table games in casinos in the last several years in favor of slot machines, as well as increased competition from competitors selling "felt only" table games, have contributed to the decline in the Company's table game placements. The average monthly lease charge for table games was approximately $1,200 and $1,275 for the nine-month periods ending September 30, 2003 and 2002, respectively. The monthly lease revenue includes royalties and commencement fees paid during the respective periods. Management believes the decrease in the average monthly lease charge in the 2003 nine-month period was due primarily to alternative "felt only" game products offered by competitors.

2. Product sales revenues during the nine months ended September 30, 2003 were $39.3 million, a decrease of $2.9 million from revenues of $42.2 million in the 2002 comparable period. This net decrease during the current period was due principally to:

   (i)	decreases in sales of interior signage of approximately $1.5
	million and in sales of electronic displays of approximately $4.3 million. These decreases were due primarily to a slowdown in casino operators upgrading or replacing their interior signage and displays in the 2003 period. In addition, sales from the Company's specialty slot machines decreased by approximately $1.3 million during the current year. These decreases were partially offset by,

   (ii)	an increase of approximately $4.2 million in systems sales to
	approximately $9.5 million in the nine months ended September 30, 2003 period from $5.3 million in the nine months ended September 30, 2002. The improvement was due primarily to increased sales to certain Canadian and Australian customers, which expanded casino slot operations and enhanced wide-area-progressive systems during the period, and increases in sales of table tracking systems in the current year period.



OPERATING INCOME (LOSS)

(Amounts in thousands)						     Change
Business Segment		2003	       2002          Amount	     %	      Comment
------------------             ------         ------         -------       ------     -------

Gaming operations	      $  2,625 	     $  5,219 	    $ (2,594)	   (49.7)%	1
Product sales		         6,261	       (1,798) 	       8,059	   448.2 %	2
                               -------        -------        -------
   Segment operating income 	 8,886  	3,421 	       5,465  	   159.7 %

Corporate		        (8,528)	       (9,790)	       1,262 	    12.9 %	3
                               -------        -------        -------
   Total operating income
    (loss)		      $    358	     $ (6,369) 	    $  6,727	   105.6 %
                              ========       ========       ========

Depreciation and amortization:
   Gaming operations	      $  7,687 	     $  6,240 	    $  1,447	    23.2 %
   Product sales		   675 		  753 	         (78)	   (10.4)%
   Corporate		         2,089 	        2,639 	        (550)      (20.8)%
                               -------        -------        -------
   Total 		      $ 10,451 	     $  9,632 	    $    819 	     8.5 %	4
                              ========       ========       ========

1. Gaming operations reported operating income during the nine months ended September 30, 2003 of approximately $2.6 million compared to operating income of approximately $5.2 million in the 2002 period. This net decrease of approximately $2.6 million was primarily due to:

   (i)	a decrease in the slot operations' operating results of
	approximately $1.6 million, due primarily to the previously discussed decrease in recurring revenues from leased slot machines and an increase in depreciation and amortization, partially offset by a decrease in the operating costs to service, refurbish and maintain the Company's slot route and lower segment expenses in the current period. Slot operations' depreciation and amortization during the nine months ended September 30, 2003 and 2002 was $6.6 million and $5.2 million, respectively. The increase was due primarily to accelerating the depreciation of certain slot machines in the 2003 nine-month period as the result of the agreement with Aristocrat Technologies, Inc. ("ATI") to replace our existing slot machines placed in casinos with ATI versions of these machines. Management believes the acceleration of depreciation expense for its slot machines continues to be appropriate although the ATI agreement has been terminated as the Company will continue to pursue replacement of its existing slot machines. Slot rental expense increased slightly to $4.2 million in the 2003 period as compared to $4.1 million in the 2002 period. Maintenance and refurbishment costs for slot machines decreased from $7.0 million in the prior year period to $4.6 million in the current period, due primarily to the decrease in the average number of slot machines leased during the current period and significant refurbishment costs for a non-branded product incurred during the prior period. Segment expenses, excluding slot rent expense and depreciation and amortization expense, for the nine-month period ended September 30, 2003 were approximately $4.7 million compared to expenses of approximately $6.6 million for the same period in 2003. The decrease is due primarily to lower salaries and related costs as a result of reductions in the work force during late 2002 and early 2003 and a charge to the provision for bad debts of $1.5 million in the prior period, and

   (ii)	a decrease in table games' operating results of approximately
	$1.0 million, due primarily to the previously discussed decrease in recurring revenues from leased casino table games and an increase in segment expenses, partially offset by lower cost of revenues as a percentage of revenues. Total cost of revenues, exclusive of segment expenses, for the nine months ended September 30, 2003 and 2002 totaled approximately $1.6 million and $2.3 million, respectively. The decrease in the current period was due primarily to a decrease in the average number of leased table games and lower refurbishment costs. Costs of revenues as a percentage of revenues improved to 14% in the current year period compared to 18% in the prior year period. Segment expenses, excluding depreciation and amortization, were approximately $2.1 million and $1.8 million for the nine-month periods ended September 30, 2003 and 2002, respectively. This increase was due primarily to increases in engineering costs and sales and related costs. Depreciation and amortization for both of the nine-month periods ended September 30, 2003 and 2002 was approximately $1.1 million.

2. Product sales reported operating income during the nine months ended September 30, 2003 of approximately $6.3 million, compared to an operating loss of approximately $1.8 million in the 2002 comparable period. This improvement of $8.1 million in operating results was principally from:

   (i)	an increase in operating results from the Company's interior
	signs, electronic displays and other product sales of approximately $7.4 million, primarily due to higher gross profit margins and lower segment expenses, partially offset by the previously discussed decrease in revenues. Gross margins improved to 36% during the nine months ended September 30, 2003 as compared to 23% in the similar 2002 nine-month period. This improvement in 2003 was caused principally by lower manufacturing costs as a result of the consolidation of manufacturing operations in August 2002. The prior year period was also adversely affected by a provision for obsolete inventories related to the restructuring plan of approximately $3.9 million. Total costs of sales, exclusive of segment expenses, for the nine months ended September 30, 2003 were $19.1 million compared to approximately $28.3 million for the nine months ended September 30, 2002. Segment expenses, excluding depreciation and amortization, decreased from approximately $10.3 million in the 2002 period to $5.1 million in the 2003 period. This decrease was due primarily to a decrease in the work force and other cost saving measures initiated in the third quarter of 2002 as part of the restructuring plan and $2.5 million in bad debt charges in the 2002 nine-month period. Depreciation and amortization decreased slightly during the nine months ended September 30, 2003 to $0.6 million from $0.7 million for the nine months ended September 30, 2002, and

   (ii)	an increase in the operating results from the Company's systems
	business of approximately $0.7 million. The increase in the nine months ended September 30, 2003 was due primarily to the previously discussed increase in revenues, partially offset by a decrease in gross profit margins and an increase in segment expenses. Gross margins decreased from 60% in the nine-month period ended September 30, 2002 to 51% in the similar 2003 period. This decrease was caused principally by a shift in the sales mix from higher margin software sales to lower margin hardware sales in the nine months ended September 30, 2003. Costs of sales for the systems business were $4.7 million during the nine months ended September 30, 2003 compared to $2.1 million during the same period in 2002. Segment expenses, excluding depreciation and amortization, increased from approximately $2.5 million in the 2002 period to approximately $3.4 million in the 2003 period due primarily to increases in engineering costs and sales and related costs. Depreciation and amortization for the nine months ended September 30, 2003 and 2002 was approximately $0.1 million for both periods.

3. Corporate expenses during the nine months ended September 30, 2003 were $8.5 million, a decrease of approximately $1.3 million from $9.8 million in the 2002 comparable period. The decrease was due primarily to lower salaries and related costs from the result of the reduction in the work force during the third quarter of 2002 and a decrease in marketing expenses, partially offset by increases in legal and regulatory licensing fees, which include legal expenses incurred by the former CEO and by the Company in connection with licensing issues in several jurisdictions and audit fees related to the reaudit of the Company's 2000 and 2001 financial statements. Also, depreciation and amortization for the 2003 period was approximately $2.1 million, a decrease of approximately $0.5 million compared to $2.6 million for the 2002 period.

4. Depreciation and amortization during the nine months ended September 30, 2003 was approximately $10.4 million, an increase of $0.8 million, compared to $9.6 million in the 2002 comparable period. This increase was primarily due to the previously discussed increase in depreciation related to leased slot machines, partially offset by the decrease in corporate depreciation and amortization.


  INTEREST EXPENSE

  Interest expense during the nine months ended September 30, 2003 was $11.6 million, a slight decrease compared to $11.8 million during the nine months ended September 30, 2002. The decrease was due principally to a decrease in the Company's capital lease obligations.

  OTHER INCOME AND EXPENSE

  Other income and expense, excluding interest income, during the period ended September 30, 2003, was a net expense of less than $0.1 million compared to a net expense of approximately $0.3 million in the comparable 2002 period. The net expense for both periods was principally related to losses from the disposition of assets. Interest income for the nine months ended September 30, 2003 was approximately $0.2 million compared to interest income for the nine months ended September 30, 2002 of approximately $0.4 million. This decrease was due primarily to a decrease in average interest rates during the current period.

  LOSS FROM DISCONTINUED OPERATIONS

  During the nine months ended September 30, 2002, the Company recorded losses from discontinued operations, net of income tax benefits calculated at a 34% tax rate, of approximately $1.9 million. The losses relate to the Company's exterior sign operation, which was sold effective October 31, 2002.

  INCOME TAXES

  During the nine months ended September 30, 2003, the Company recorded a tax provision of less than $0.1 million compared to a provision of approximately $1.4 million for the nine months ended September 30, 2002. The primary component of the income tax provision for the current period was state income taxes. The primary component of the income tax provision for the prior year period was state tax adjustments in addition to an offset to a tax benefit recorded relative to discontinued operations losses. The tax provision offsets the tax benefit from the discontinued operations losses for the period. No tax benefit was recognized by the Company related to its loss from continuing operations, as the benefit has been fully reserved.

  LOSS PER SHARE

  Both basic and diluted loss per share for the nine months ended September 30, 2003 were $0.90 on basic and diluted weighted average common shares outstanding of approximately 12,973,000. Both basic and diluted loss per share for the nine months ended September 30, 2002 were $2.96 on basic and diluted weighted average common shares outstanding of approximately 12,817,000. Dilutive stock options have not been included in the computations of diluted net loss per share as their effect would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

  For the nine months ended September 30, 2003, the Company incurred a net loss of approximately $11.7 million. Net cash and cash equivalents at September 30, 2003 were $13.9 million, a decrease of approximately $2.4 million from $16.3 million at December 31, 2002. Working capital decreased from $22.0 million at December 31, 2002 to $18.8 million at December 31, 2002. The working capital decrease of approximately $3.2 million was due principally to decreases in; cash and cash equivalents of approximately $2.4 million, accounts and notes receivable of approximately $1.6 million, inventories of approximately $2.5 million and prepaid expenses of approximately $2.2 million and an increase in accrued liabilities of approximately $1.0 million, partially offset by decreases in; trade accounts payable of approximately $3.6 million, current maturities of long-term debt of approximately $0.9 million and customer deposits of approximately $1.8 million.

  Cash provided by operating activities was approximately $2.0 million for the nine months ended September 30, 2003. The significant items affecting this amount were a net loss of approximately $11.7 million, offset by non-cash charges of $10.5 million for depreciation and amortization and $1.7 million for amortization of debt discount and issue costs. Significant changes in operating assets and liabilities also affecting cash provided by operating activities were net decreases in accounts and notes receivable and prepaid expenses, partially offset by decreases in accounts payable and customer deposits.

  Cash used in investing activities was approximately $4.1 million during the nine months ended September 30, 2003 primarily for purchases of property and equipment.

  Cash used in financing activities was approximately $0.2 million during the nine months ended September 30, 2003, primarily as a result of principal payments on debt, deferred license fees and capital leases of approximately $1.8 million offset, in part, by proceeds of approximately $1.6 million from the issuance of common stock.

  The following table summarizes the Company's contractual obligations at September 30, 2003, for long-term debt, capital leases, operating leases, license fees, slot machine purchases and employment agreements for the periods shown:

(Amounts in thousands)			    Less than	     1-3	   4-5         After 5
Contractual Obligations	       Total         1 year         years         years         years
-----------------------	       -----         ------         -----         -----         -----
Long-term debt 	              $105,486 	    $    125	  $    361      $105,000      $      -
Capital lease obligations 	   808 		 663 	       145 	       - 	     -
Operating leases 	        23,103	       6,017 	     4,943 	   4,347 	 7,796
License fees	                   668		 503	       165	       -	     -
Purchase of slot machines	   300		 300		 -	       -	     -
Employment agreements	         3,233	       1,862	     1,301	      70             -
                               -------       -------       -------       -------       -------
     Total 	              $133,598 	    $  9,470 	  $  6,915 	$109,417      $  7,796
                              ========      ========      ========      ========      ========

  The above table includes accretion of debt discount of $4.1 million and excludes accounts payable and accrued expenses as disclosed on the accompanying condensed consolidated balance sheet for September 30, 2003.

  On August 22, 2001, the Company completed the private placement of $105.0 million of its 11.875% Senior Secured Notes ("Notes") due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. Interest payments of approximately $6.2 million are due on May 1 and November 1 until 2008. The Notes are secured by a security interest in certain of the Company's assets and certain assets of its subsidiaries. On or after August 15, 2005, the Company will have the right to redeem all or some of the notes at a price that will decrease over time from 105.938% of the principal amount in 2005 to 100.0% of the principal amount in 2007, plus accrued and unpaid interest. The Notes include a covenant whereby the Company may only purchase additional slot machines if it maintains $5.0 million of available liquidity, as defined. The Company is in compliance with this covenant as of September 30, 2003. On October 22, 2003, the Company completed its sale of 8.4 million shares of its Common Stock and warrants to acquire an additional 2.1 million shares to repurchase and retire $40.0 million of the Notes. This transaction is discussed further in the "Subsequent Event" subsection below.

  Following each fiscal year, if the Company has excess cash flow for such fiscal year, the Company will offer to purchase up to an aggregate principal amount of notes equal to 50.0% of such excess cash flow at a price equal to 100.0% of the principal amount plus accrued and unpaid interest.

  In February 2002, the Company completed the acquisition of a $17.5 million working capital revolving line of credit facility (the "Facility") with Foothill Capital Corporation ("Foothill"). Borrowings under the Facility are based on (i) eligible accounts receivable, as defined, up to $7.5 million with interest at LIBOR plus 2.75% or prime plus 0.75% and (ii) Table Game EBITDA, as defined, up to $10.0 million with interest at prime plus a range of 2.0% to 3.5% depending on Debt Coverage Ratios, as defined in the Facility. Any borrowings under the Facility are secured by a first secured interest in substantially all of the Company's assets. The Company pays a 0.5% per annum unused line fee. The Facility has early payoff penalties during the term of the line at 3.0% during the first year, 2.0% during the second year, and 1.0% during the third year. The Facility has an initial term of three years and includes certain restrictive financial covenants, including maintenance of $20.0 million of annual EBITDA, minimum table games revenue of $0.8 million monthly and a table game installed base of not less than 600 games. The Company and Foothill subsequently amended the EBITDA covenant to require the Company to maintain a trailing twelve months EBITDA of $15.0 million for each of the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003. The calculation of EBITDA was also amended to allow for certain non-cash charges to be excluded. The EBITDA covenant increased to $17.0 million for the quarter ended June 30, 2003 and increases to the original amount of $20.0 million for the quarter ended September 30, 2003 and each quarter thereafter for the remaining term of the Facility. The capacity of the Facility will be $12.5 million until the Company has achieved EBITDA of $20.0 million for three consecutive quarters, at which point the capacity of the Facility will revert to the original $17.5 million. As of September 30, 2003, the Company had not drawn on this Facility but was not in compliance with its covenant to maintain EBITDA of $20.0 million for the twelve months ended September 30, 2003. Foothill intends to issue the Company a limited one-time waiver of the covenant default for the twelve months ended September 30, 2003. Foothill also intends to amend the terms of the Facility whereby the Company's EBITDA covenant would be adjusted to approximately
$14.0 million to $16.0 million over the next four calendar quarters.
However, management can give no assurance that the waiver or the amendment of the terms of the Facility will be accomplished.


  Based on the amount of cash and cash equivalents held of approximately $13.9 million, cash generated from operations, and the capacity of $12.5 million under the Facility, management believes the Company has sufficient working capital on both a short- and long-term basis.

  CAPITAL EXPENDITURES AND OTHER

  During the nine months ended September 30, 2003, the Company spent approximately $4.0 million for purchases of property and equipment. The Company presently plans to spend approximately $0.5 million for property and equipment during the remaining portion of the year ending December 31, 2003. The Company plans to purchase machines for lease to others only if specific machines not currently on lease or participation at casinos are used. However, in accordance with the provisions of capital and operating lease agreements, the Company may purchase the residual buy-out of up to 1,700 machines at a purchase price of approximately $1,000 per machine over the next 12 months. Purchases of property and equipment are limited to $6.0 million annually under the terms of the Company's Facility.

  In March 2002, the Company entered into a contractual commitment to purchase a minimum of 125 slot machines each calendar quarter beginning July 1, 2002 through June 30, 2003 for a new slot machine introduction. As of September 30, 2003, the Company has not purchased any slot machines under this agreement and had paid $0.3 million to the supplier to be used as an advance towards future slot machine purchases or as part of an underordered machine payment. In October 2003, the Company paid an additional $0.2 million to the supplier and no longer has an outstanding financial obligation under the terms of the contractual commitment.

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

  Presently, the Company owns or leases approximately 900 machines which are not currently in use at casinos. Due to the number of slot machines owned or leased by the Company which are not currently in use at casinos, planned purchases for slot machines (inventory leased to others) for the remaining portion of 2003 should be significantly less than in previous years.

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

  SHARE REPURCHASE PLAN

  On August 13, 2002 the Company's Board of Directors authorized the purchase of up to $2.0 million of the Company's common stock. The purchases will be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. The Company did not purchase any shares of its common stock during the nine months ended September 30, 2003. Through September 30, 2003, the Company has purchased approximately 76,000 shares of its common stock for approximately $0.2 million. As of September 30, 2003, the Company had approximately 195,000 shares of common stock held in treasury.

  SUBSEQUENT EVENT

  On October 22, 2003, the Company announced that it has completed its previously announced sale of 8.4 million shares of its Common Stock at a price of $5.34 per share and warrants to acquire an additional 2.1 million shares at an exercise price of $5.875 per share. Proceeds from the transaction were used to repurchase and retire $40.0 million of the Company's 11.875% Senior Secured Notes ("Notes") due August 2008. As a result of this transaction, the Company's annual cash interest payments will decrease by approximately $4.8 million resulting in a revised cash interest payment of approximately $7.7 million per year.

  As a result of the above transaction, the Company will take a charge in the fourth quarter of 2003 of approximately $1.6 million for the premium paid on the repurchase of the Notes. In addition, non-cash charges will be taken to write-off approximately $2.0 million and approximately $1.6 million of the portions of unamortized bond issue costs and unamortized bond discount, respectively, related to the $40.0 million of Notes repurchased. Additionally, as a consequence of the transaction, the Company's usage of its existing net operating losses ("NOL") will be limited to approximately $3.8 million annually over the next several years. Unused amounts of the $3.8 million of the annual NOL may be carried-forward to subsequent years.


CRITICAL ACCOUNTING POLICIES

  Estimates. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debts, inventory valuation reserves and asset impairment require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are inherently subject to a degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates.

  Revenue Recognition. The Company recognizes revenue depending on the nature of the transaction as follows:

  Product sales are executed by a signed contract or customer purchase order. Revenue is recognized when the completed product is delivered and, if required, installed and all elements of the sale have been completed and accepted by the customer.

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

  The leasing of proprietary slot machines or software licensing rights occurs under signed lease agreements. These contracts will either be on a revenue participation or a fixed-rental basis. Slot machine lease contracts are typically for a month-to-month period with a 30-day cancellation clause. On a revenue participation basis, the Company earns a share of the revenue that the casino earns from these slot machines. On a fixed-rental basis, the Company charges a fixed amount per slot machine per day. Revenues from each type of lease or license arrangement are recognized on the accrual basis.

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

  Inventory and Obsolescence. We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Raw materials and work in progress with quantities in excess of forecasted usage are reviewed at least quarterly by our engineering and operating personnel for obsolescence. Such raw material and work in progress write-downs are typically caused by engineering change orders or product end of life adjustments. Finished goods are reviewed at least quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record reserves for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

  Long-Lived Asset Impairment. Long-lived assets and intangible assets with determinable lives are reviewed for impairment quarterly or whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expected the assets to generate. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future, which could result in an impairment of long-lived assets.

  For indefinite-lived assets including perpetual licenses and goodwill, an independent valuation is performed at least annually to determine if any impairment has occurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments; 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and
3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial position or disclosures.










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

A.  Exhibits:

    31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

    31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

    32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


B.  Reports on Form 8-K:

    A report filed on Form 8-K with the Securities and Exchange Commission on July 30, 2003, to disclose the Company's unaudited financial results for the second quarter of 2003.

    A report filed on Form 8-K with the Securities and Exchange Commission on September 15, 2003, to announce that the Company is evaluating various strategies to recapitalize its balance sheet. The Company also disclosed its expected revenues and loss per share for the quarter ended September 30, 2003.

    A report filed on Form 8-K with the Securities and Exchange Commission on September 29, 2003 to announce a pending sale of 8.4 million shares of its Common Stock along with warrants to acquire 2.1 million shares of Common Stock. The proceeds from the issuance of the Common Stock will be used to purchase approximately $40.0 million of the Company's Senior Secured Notes.








                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



		                         MIKOHN GAMING CORPORATION, Registrant



                                           /s/  John M. Garner
                                          -----------------------
                                          JOHN M. GARNER
                                          Chief Financial Officer
                                          November 12, 2003