Form 10-K
period 2003-12-31
MIKOHN GAMING CORP
filed 2004-03-30
CIK 912241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission file number: 0-30989

Mikohn Gaming Corporation

(Exact name of registrant as specified in its charter)

Nevada	88-0218876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

920 Pilot Road, P.O. Box 98686, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (702) 896-3890

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $.10 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the last 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The market value of the common stock held by nonaffiliates of the Registrant as of June 30, 2003, was approximately $63,219,118. The market value was computed by reference to the closing sales price of common stock on the NASDAQ National Market System on June 30, 2003 of $5.92 per share. The number of shares of common stock outstanding as of March 15, 2004, was 21,931,093. To determine this aggregate market value, the registrant has excluded from the total number of shares outstanding as of June 30, 2003 shares of common stock held by each officer and director and by each person who owned [10%] or more of the outstanding common stock as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders.

CAUTIONARY NOTICE

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include the words “may,” “will,” “estimate,” “intend,” “continue,” “expect,” or “anticipate,” and other similar words. Statements expressing expectations regarding our future (including pending gaming and patent approvals) and projections relating to products, sales, revenues and earnings are typical of such statements.

All forward-looking statements, although reasonable and made in good faith, are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of the Company’s new products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of privileged operating licenses by governmental authorities, competitive pressures and general economic conditions, the Company’s financial condition and debt service obligations. These and other factors that may affect our results are discussed more fully in “Competition”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and in the other documents incorporated by reference into this Annual Report.

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

i

MIKOHN GAMING CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE

YEAR ENDED DECEMBER 31, 2003

PART I

Item 1. Business

Operations

We are a leading developer and marketer of technology-based products for the gaming industry. Our worldwide operations are concentrated in three principal business segments:

•	Slot and Table Games. Our slot and table games segment develops, acquires, licenses and distributes our proprietary branded and non-branded slot and table games;

•	Product sales. Our product sales segment designs, develops, manufactures and distributes interior signage, progressive jackpot systems and related electronic components, and special order slot games and slot game glass displays. We also provide related support and installation services; and

•	Systems. Our systems segment designs and develops electronic player tracking and game monitoring and accounting systems for slot and table games. These systems are sold or leased to casino operators and governmental agencies.

Set forth below is a description of each of our three principal business segments.

Slot and Table Games Segment

Our slot and table games segment develops, acquires, licenses and distributes proprietary branded and non-branded slot games for use throughout the gaming industry. These slot games are placed in casinos in exchange for either fixed rental payments or revenue participation in the game’s operating results. In support of this segment, we own or license the rights to several branded games. Historically, we have also manufactured table games and gaming devices that we placed in casinos in exchange for a recurring fee. License fees earned in this fashion provide us with recurring revenues and significant profit margin potential.

Slot Games. In 2003, we ceased all manufacturing operations regarding game hardware and shifted much of the focus of this portion of the slot and table games segment to the development and licensing of game content to be deployed to our markets through outsourcing partnerships with third party manufacturers and distributors of slot machines. Accordingly, on a going forward basis, the slot and table games segment will receive revenue not only from the existing fixed rental payments or revenue participation income received for gaming devices that we place in casinos, but also from license fees for game content provided to multiple third parties for use on their game hardware. In conjunction with these licensing transactions, we do not expect to provide any hardware and/or ongoing maintenance. As such, we believe we will have a much lower capital expenditure requirement for this segment in the future.

Our slot game content library includes, but will not be limited to, branded game offerings based upon the popular Yahtzee®, Battleship®, Ripley’s Believe It or Not!®, Clue® and Trivial Pursuit® brands, among others. Each of these brands has been licensed to us from third parties.

In addition, we are developing a video game named “Wink’s Survey of America™” with television game show host Wink Martindale as emcee. This game offering is expected to be made available on a video multi-game, multi-line platform. We intend to introduce this game during 2004. In addition, we have developed games with the Garfield® title, which are currently in submission for regulatory approval, and intend to develop games targeted for the Latino community with the Celia Cruz and Julio Iglesias titles. We also expect to introduce these games during 2004.

In February 2003 and September 2003, we entered into two joint development agreements with Bally Gaming and Systems, a wholly-owned business unit of Alliance Gaming Corp. to develop both a new wide-area progressive (WAP) game, as well as a game based upon the internationally popular game Pachinko™. Under the terms of the agreements, Mikohn will provide branded game content to run on Bally Gaming’s S6000 platform. The WAP game will then be incorporated into the Thrillions® linked progressive system. The companies will share net profits generated from these games. The agreements also allow both companies to receive certain patent benefits. In addition, we will make certain products and systems sales to Bally as part of a long-term purchasing agreement.

We also continue to offer additional non-branded games such as MoneyTime®, Flip It™ and large oversized video poker and slot machines such as Mini Bertha™. However, these products are not expected to be the primary focus of this segment for 2004 and beyond.

With respect to the Mini Bertha™, we hold an exclusive license from International Game Technology to manufacture and distribute oversized and giant slot machines known as Mini-Bertha™ and Colossus™, respectively. These oversized and giant slot machines come in electronic video and slot-reel formats, feature many of International Game Technology’s popular games and can be linked within a casino on a progressive network. Because of their size, they provide greater visual appeal and variety. We believe that they generate greater win per machine for the casino than conventional slot machines. The machines are available for sale, lease or license. International Game Technology receives a license fee from us based upon the income derived from the machines that are placed. Lease revenue from these machines is reported in our slot and table games segment, while revenue from the sale of these machines is reported in our product sales segment.

Table Games. Through an acquisition in 1998, we acquired a variety of specialty table games for casinos, including Caribbean Stud® poker.

We place table games directly with casino operators for a monthly license fee at a fixed rate per table. Most of the agreements with the casinos are for three-year terms with a 30-day early cancellation clause. As of December 31, 2003, we had 1,007 revenue-producing table games installed compared to approximately 1,067 installed as of December 31, 2002. Total table games lease revenue was $14.9 million for the year 2003 compared to $16.5 million for the year 2002. Set forth below is some of our proprietary table games that are placed under lease arrangements.

Caribbean Stud® is one of the most popular proprietary table games in the world. As of December 31, 2003, approximately 840 of our Caribbean Stud® tables were in service worldwide. Caribbean Stud® table games have been available in casinos since 1988. In 2003, we introduced a new table game titled Tropical Stud™; a derivative of Caribbean Stud®, which we believe will extend the useful life of Caribbean Stud®, and provide another dimension for this game.

We also market table games such as Caribbean Draw Poker™, Tre’ Card Stud™, Wild Aruba Stud™, Progressive Blackjack™, and Progressive Jackpot Pai Gow Poker™.

While in 2003 we continued to engage in the manufacturing of table games to meet customer demands, we shifted towards strategic outsourcing in this area. We expect this to continue in 2004.

Product Sales Segment

Our product sales segment designs, develops, manufactures and distributes interior signage, progressive jackpot systems and related electronic components, and special order slot games and slot game glass displays. It also provides related support and installation services. We have been marketing gaming products worldwide since 1987. Our gaming products are found in almost every major gaming jurisdiction. The majority of revenues generated by our product sales is derived from interior signage and related electronic components.

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

Interior casino signage differs in many respects from other forms of signage. Casino signage typically features intricately detailed and custom artwork, is constructed in a wide variety of unusual shapes, is finished and detailed with more expensive and delicate materials than other types of signage and often is covered by an artistic finish such as polished aluminum or acrylic laminate. Digital laser printers are used to produce sign faces that are then laminated, mounted on plexiglass and assembled onto the finished sign. The electrical components of the signs may include backlighting and a wide-range of artistic lighting, metering systems, jackpot controllers and jackpot triggering devices.

Interior signage is used extensively in connection with the “theming” of interiors and the differentiation and identification of facilities. Custom processes enable us to conform signs to a casino’s existing theme or to create distinctive themes for particular areas in a casino. Sales and design personnel work closely with the customer in the development of the design plans. Installations by the Company may be seen in mega-casinos throughout the world, as well as in numerous other casinos in both domestic and foreign gaming jurisdictions.

The average construction period for an interior signage project is approximately three to eight weeks. We typically require a 50% down payment before commencing manufacturing, with an additional 25% due at shipping and the balance due 30 days after delivery/acceptance. While our interior signage is commonly incorporated into large projects, remodeling and smaller projects continue to stimulate demand.

Demand for interior signage has also been stimulated by the popularity and growth of progressive jackpots throughout the gaming industry. These often incorporate our interior signage into sophisticated merchandising programs.

Controllers and Electronic Displays. Although controllers, displays and software are all included in every Mikohn progressive jackpot system (see the discussion regarding our systems segment below), controllers and displays also are sold separately to slot machine manufacturers and casino operators. Revenues from these separate sales are reported in our product sales segment. The software used to program the displays and controllers and monitor the systems and machine usage is proprietary, thereby inhibiting the operator from substituting components made by other manufacturers. Our progressive jackpot systems can be connected into multi-site progressive links among a number of casinos. The operator of the gaming machine is responsible for payouts of all jackpots.

Our proprietary controllers are designed to be compatible with the gaming equipment made by the major slot machine manufacturers, including Aristocrat Leisure Limited, Atronic Casino Technology, Ltd., Alliance Gaming Corporation, International Game Technology, Novomatic Industries, Sigma Game, Inc., Universal de Desarrollos Electronicos, S.A. (known as UNIDESA), and WMS Industries, Inc. Our controllers are licensed in almost every major gaming jurisdiction. We believe we have the largest installed base of controllers in the industry. The sale of our controllers for a progressive jackpot system is frequently accompanied by the sale of our electronic displays promoting the system.

We manufacture displays in a wide variety of sizes and designs to accommodate the technical, aesthetic and price requirements of our casino customers. Our electronic displays are installed with slot machines made by major slot manufacturers and are found in casinos throughout the world. We produce alphanumeric and graphic electronic displays for use in real-time applications with all major brands and models of slot machines. Our displays primarily use light emitting diodes (“LEDs”) which can be turned on and off approximately 100 times per second and can be programmed to display information in a wide variety of formats, including flashing, panning from side-to-side, odometer, pulsating, scrolling up or down, painting (each character is formed from the top down), morphing and dancing colors (each character alternates color). LEDs also can utilize foreground or background color, user-selectable and downloadable font and text justification. Cells of LEDs may be combined to display characters and graphics in a variety of sizes ranging from small to very large. In 2003, we introduced our next-generation LED electronic displays. This product is called the Elite Meter series. We have commenced the process of obtaining the necessary regulatory approvals for this suite of products and expect to introduce it into casinos worldwide in 2004. We also supply displays to casinos and gaming equipment manufacturers for their wide-area progressive systems.

Systems Segment

Our systems segment designs and develops electronic player tracking and game monitoring and accounting systems for slot and table games. These systems are sold or leased to casino operators and governmental agencies.

Enterprise Jackpot Systems. An enterprise jackpot system (also known as a progressive jackpot system) monitors play on one or more slot machines or table games and accumulates, in real-time, a predetermined percentage of each coin bet to create a jackpot. This jackpot increases continuously until won by a player. The system can then be reset automatically to accumulate and present subsequent jackpots. Progressive jackpot systems can serve a single machine or can be electronically linked with a number of slot machines to generate a collective jackpot. This system contains the flexibility to connect multiple gaming devices or games to the same jackpot, whether or not such devices or games are physically located in the same casino. Progressive jackpot systems create larger jackpots to contribute added demand for a game or gaming device. These systems also are designed to create an incentive for players to play the maximum number of coins in anticipation of eligibility for a large top award progressive jackpot.

To increase value and satisfaction for our casino operator customers, we design application software for use in connection with our progressive jackpot systems. The software permits the casino operator to set jackpot frequencies and levels in response to competitive factors and variations in customer demand and to set a maximum amount to be displayed as a jackpot, which may help limit the casino’s liability in the event of a programming or technical error. The software is programmable to accommodate a variety of international currencies.

In September 2002, through an agreement with Rank Group Gaming (“Rank”), we debuted the world’s first operational wide area progressive jackpot system for table games. Operating on our CasinoLink® Progressive Jackpot system, the Caribbean Stud® Poker wide area progressive was initially linked in three casinos in the United Kingdom with Rank’s remaining 30 casinos completed during the early part of 2003.

Bonusing Systems. A bonusing system provides a cash bonus, which can be random or preset separate from the normal payout for a winning combination. While bonus amounts are typically lower than the top payout for the game, the frequency is higher, providing a valuable merchandising tool for stimulating, extending and increasing the rate of play.

Our Bonus Jackpot™ product is a progressive system that provides a random cash bonus along with the normal payout for a winning combination. Any or all of eight progressive pay levels may be selected as the bonus level, and up to eight random bonuses can be set for each selected level.

Our Mystery Jackpot™ product is a progressive system that randomly rewards patrons according to a fixed pay schedule. The bonus is triggered when the mystery (hidden) jackpot reaches a random level within a specified range. Once a winner is identified, a payout is randomly selected from one of eight awards. Mystery Jackpot™ awards a player a progressive jackpot just for playing; no winning reel combination or minimum coin-in is required. The operator can configure the range for the jackpot, and the system randomly selects a jackpot amount within that range and awards the jackpot via the credit meter to the player.

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

Keno. Under a licensing agreement with XpertX, Inc., we hold the exclusive worldwide distribution rights (except Nevada) to the XpertX™ keno system. Key features of this keno system include: player tracking, including player account information, player trip history, play and win amounts and buy-in limits; reporting, including customized audit/management reports and inter-property progressive capabilities; display functions, including in-room television keno display and advertising options; and built-in diagnostic software and disc mirroring features.

CasinoLink®. Our CasinoLink® system is an integrated management system for the gaming enterprise. Operating on a Microsoft Windows NT®/2000/ SQL Server® platform, CasinoLink® provides its users with robust, highly scalable applications for accounting and auditing, administration and security, jackpot management and player marketing. CasinoLink® is exceptionally well suited to fulfill the requirements of large, geographically dispersed casino operators who require multi-site capability.

The CasinoLink® system is installed throughout the gaming operations of more than 20 casino operators worldwide. We believe we hold the dominant share of the gaming system market in Canada, with installations in the multi-site, provincial lottery corporations of Alberta, British Columbia, Ontario and Saskatchewan. In the European market we have single-site installations in Finland, Greece and Italy, as well as multi-site installations in Estonia, Lithuania, The Netherlands, Russia, The Slovak Republic, Slovenia and Sweden.

TableLink®. We also develop and market automated data collection systems for player tracking and accounting for table games. These products include our patented TableLink® technology.

In 1995, we acquired the worldwide rights to develop, manufacture, market and distribute the technology incorporated in our TableLink® system. This system enables the casino to recognize and reward players, and enhances game security. Our TableLink® system employs:

•	special casino chips that are embedded with computer microchips which transmit encrypted radio frequency signals;

•	sensors at each player position at the table;

•	player identification card readers;

•	optical readers that read playing cards as they are dealt for card game applications; and

•	touch-screen computer displays at the gaming table or pit stand.

Patented instruments compile information and computer and sensor technology, which electronically track all bets in real-time as the chips are placed, producing a record of each game. In addition to providing player tracking, chip tracking and game tracking, the technology can be used to integrate a progressive jackpot system with other table games to stimulate player excitement and improve revenue production. The TableLink® system provides casino operators with real-time accounting of the play of each table game player. Improved accuracy and player-initiated ratings not only are very useful to the casino in identifying and directing complimentary benefits to the customer, but also improve customer loyalty. It also redirects supervisor time from administrative to customer-relationship tasks.

The TableLink® system brings to table games the benefits of accurate and automated data collection and player tracking previously seen only in the slot machine sector. Players initiate their ratings using their player cards when they begin play. The TableLink® system tracks the time played, wagers made and game results. The information can be interfaced with the casino’s main database and used for rewarding patrons as well as building marketing information. TableLink® is available in three tiers: PT (Player Tracking), CT (Chip Tracking) and GT (Game Tracking). TableLink® PT is the base product upon which the CT and GT product offerings are built.

By the end of 2003, TableLink® had been installed in twelve casino locations in North America including seven in British Columbia, Canada.

In August 2002, we signed a distribution and development deal with EndX Limited of Manchester, UK. The product developed pursuant to this relationship is our next-generation TableLink® product to be rolled out worldwide in 2004, following receipt of the necessary and applicable regulatory approvals.

Segment and Geographic Information

Financial information about segments is incorporated herein by reference to Note 17 “Segment Reporting” to our consolidated financial statements included in Part II in this Annual Report on Form 10-K.

Competition

The markets for our products are highly competitive. We compete with a number of gaming industry developers, manufacturers of interior signage and electronics and distributors of products similar to those that we produce and distribute. Some of these competitors are larger and have greater access to capital resources than we do. Our future performance may be affected by numerous factors, including:

•	the continued popularity of our existing products and our ability to develop and introduce new products that gain market acceptance and satisfy consumer preferences;

•	our ability to maintain existing regulatory approvals and obtain future approvals in order to conduct our business; and

•	our ability to enforce our existing intellectual property rights and to adequately secure and enforce such rights for new products.

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

Slot and Table Games Competition

Slot Games. The success of many of the recent video-based games and the popularity of many of the themed game introductions are dictating the types of games being developed. The current competitive environment is placing increasing demands on equipment makers, requiring a strong pipeline of new games and the ability to secure rights to popular brand names and other entertainment-oriented content suitable for adaptation for casino games. Future growth opportunities in the gaming equipment industry will result not only from a strong pipeline of well-defined branded games, but also from new product developments and technological advancements.

Our proprietary slot games business faces both direct and indirect competition. Manufacturers that sell standard slot machines to casino operators indirectly compete with us for casino floor space and market share. Manufacturers that offer proprietary games to casino operators on a lease or participation basis compete directly with us. Our new business model of delivering increasingly more game content on third party game hardware will allow us to gain entry into various markets and market segments in which we were previously either not present or underrepresented. Direct competitors typically offer specialty, niche or novelty games. In some cases they offer casino customers the right to purchase specialty games at premium prices or at a lower price with ongoing license fees. Our major competitors include AC Coin & Slot Company, Alliance Gaming, Aristocrat, Atronic, International Game Technology, Konami Gaming Corporation, Sigma Game, Shuffle Master, Inc. and WMS Industries

Table Games. In the proprietary table game market, we are a leading designer and distributor of progressive jackpot table games, and we believe our patents significantly limit the ability of competitors to offer table games with progressive or electronically enhanced side-bet features. The only significant competition in proprietary table games is Shuffle Master, which markets the Let It Ride™, Three Card Poker™, Fortune Pai Gow Poker™ and Royal Match Blackjack™. Our patented side-bet progressive jackpot feature, which was developed for Caribbean Stud®, has been successfully adapted for Progressive Jackpot Pai Gow Poker®, Caribbean Draw Poker® and Progressive Blackjack™, and is adaptable for other games, including Tropical Stud™. Through its deployment, we can convert industry-standard table games, which are in the public domain, to proprietary games capable of producing for us a recurring revenue stream. We believe that this proprietary feature provides us with a competitive advantage by facilitating our ability to introduce new table games.

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

Systems Competition

We believe that our components for progressive jackpot systems have the highest market share and name recognition in the industry. The primary competitors for our Enterprise Jackpot System components are Aristocrat, Paltronics and International Game Technology. We may in the future face additional competition from other component manufacturers.

In the placement of progressive jackpot bonusing systems, we compete with International Game Technology and the major slot machine manufacturers who have developed their own proprietary gaming products that incorporate progressive jackpot bonusing systems into their games.

Our CasinoLink® system competes against systems from Acres Gaming, Alliance Gaming, Aristocrat, International Game Technology and Monaco Information Systems Group. This market is highly competitive. Pricing, product features and functions, accuracy and reliability are key factors in determining a provider’s success in selling its system. Because of the high initial costs of installing a computerized monitoring system, customers for such systems generally do not change suppliers once they have installed such a system. Mikohn has been successful primarily with customers in foreign jurisdictions that desire to monitor geographically dispersed casinos from a centralized control facility.

TableLink® systems automatically capture and record exact wagering information in real-time. This information includes the exact amount wagered, a critical element that gaming operators traditionally have had great difficulty in ascertaining and confirming. Prior to the introduction of the TableLink® technology, casinos could only estimate amounts wagered. We hold worldwide rights to this system. Patents protecting the system and several of its unique features have been issued to us in the United States, as well as in several foreign jurisdictions. We believe that such patents serve as a significant barrier to entry for potential competitors. Our entry level TableLink® PT version competes with products marketed by Alliance Gaming, International Game Technology and Table Trac, Inc.

Manufacturing

We currently have manufacturing/assembly facilities in Las Vegas, Nevada and Hurricane, Utah. In 2003, we closed all other manufacturing operations including Gulfport, Mississippi and Utrecht, The Netherlands. Primarily all interior signage and electronics are manufactured and assembled in Hurricane, Utah. The Las Vegas operation primarily manufactures and assembles slot glass and graphic conversion kits for our existing slot machines and for third party manufacturers and distributors of slot machine hardware. In essence, most manufacturing relates to the interior sign business, but we also assemble electronic displays, controllers, table games and proprietary games. We routinely contract with outside vendors for assembly services to keep idle production capacity to a minimum and maintain a constant level of employment.

Nearly all of the components and raw materials we use in our products are available from many sources. Many suppliers can assemble our progressive jackpot products. Accordingly, we are not dependent in any significant way upon any single supplier or vendor for components, raw materials or assembly.

To reduce our dependence on Sigma Game, in March 2002, we signed an agreement with Sigma Game that will allow us to develop games on the Sigma platform. In December 2003, we signed another deal with Sigma Game to further expand the scope of rights we receive from them. Additionally, in April 2002, we entered into an agreement with Sierra Design Group, which has a license to develop software used in International Game Technology’s slot machines, to distribute our game content on its slot machine platform. This was the first step in the direction away from manufacturing and towards licensing game content. This trend continues in our business and has emerged as a major shift in direction, as discussed above.

Marketing and Distribution

We maintain facilities to sell and service our products to markets throughout the world. In addition to our headquarters and other facilities in Las Vegas, NV, we have regional sales offices in Sparks, NV; Egg Harbor, NJ; Gulfport, MS, Lane Cove, Australia, and Utrecht, The Netherlands. Mikohn Latin America S.A. sells and services our products throughout Latin America and has manufacturing facilities in Lima, Peru. In September 2002, we sold our remaining interest in Mikohn Latin America S.A. and it is now an exclusive distributor of our products. Reel Games, Inc. is our sales and service distributor in the Caribbean.

Research and Development

During the years ended December 31, 2003, 2002, and 2001, we expended approximately $5.2 million, $4.2 million, and $3.8 million respectively, on research and development activities.

As previously noted, the casino gaming industry is intensely competitive, causing casinos to constantly seek out, evaluate and introduce new and upgraded gaming products in an effort to attract and retain gaming customers. An important part of our strategy is to provide our casino customers with new and upgraded products, games and services that enhance their revenue stream and facilitate operating efficiencies. Our current emphasis in research and development is on the development of new slot gaming content and table games (including refresher versions of our existing games).

Employees

As of February 29, 2004, we had approximately 388 employees worldwide, of whom approximately 107 were in manufacturing, 44 in sales and distribution, 30 in art/CAD design, 77 in installation and service, 56 in research and development and 74 in administration. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good relations with our employee work force.

Government Regulation

Overview

We are subject to regulation by governmental authorities in most jurisdictions in which our products are sold or used by persons or entities licensed to conduct gaming activities. Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, findings of suitability, registrations and/or other required approvals with respect to us, our personnel and our products are time-consuming and expensive. References in this “Government Regulation” section to “Mikohn,” “we,” “us” and “our” are to Mikohn Gaming Corporation only, and not to its subsidiaries.

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

At this time we are in the process of cooperating with certain state gaming authorities with respect to the required relicensing of our company in certain jurisdictions, as well as the licensing of our Chief Executive Officer, Chief Financial Officer and related financial controls, policies and procedures. We expect to conclude this process shortly and believe that the results of the required reviews will not have a material adverse effect on us.

Gaming Devices and Equipment

We sell or lease products which are considered to be “gaming devices” and/or “gaming equipment” in jurisdictions in which gaming has been legalized. Although regulations vary among jurisdictions, each jurisdiction requires various licenses, findings of suitability, registrations, approvals or permits to be held by companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment.

Associated Equipment

Some of our products fall within the general classification of “associated equipment.” “Associated equipment” is equipment that is not classified as a “gaming device,” but which has an integral relationship to the conduct of licensed gaming. Regulatory authorities in some jurisdictions have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrently with the use of associated equipment. In other jurisdictions, the regulatory authorities must approve associated equipment in advance of its use at licensed locations.

We have obtained approval for our associated equipment in each jurisdiction that requires such approval and in which our products that are classified as associated equipment are sold or used.

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

Regulation and Licensing-Nevada

Gaming. The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacturing and distribution of associated equipment for use in Nevada, and the operation of slot machine routes and inter-casino linked systems in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, “Nevada Act”) and (ii) various local ordinances and regulations. These activities are subject to the licensing and regulatory control of the Nevada Gaming Commission (“Nevada Commission”), the Nevada State Gaming Control Board (“Nevada Board”), and various local, city and county regulatory agencies (collectively referred to as the “Nevada Gaming Authorities”).

The laws, regulations and supervisory practices of the Nevada Gaming Authorities are based upon declarations of public policy with the following objectives:

•	preventing any involvement, direct or indirect, of any unsavory or unsuitable persons in gaming or the manufacture or distribution of gaming devices at any time or in any capacity;

•	strictly regulating all persons, locations, practices and activities related to the operation of licensed gaming establishments and the manufacturing or distribution of gaming devices and equipment;

•	establishing and maintaining responsible accounting practices and procedures;

•	maintaining effective controls over the financial practices of licensees (including requirements covering minimum procedures for internal fiscal controls and safeguarding assets and revenues, reliable recordkeeping and periodic reports to be filed with the Nevada Gaming Authorities);

•	preventing cheating and fraudulent practices; and

•	providing and monitoring sources of state and local revenue based on taxation and licensing fees.

Changes in such laws, regulations and procedures, depending upon their nature, could have an adverse effect on our operations.

We are registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and have been found to be suitable to own the stock of Mikohn Nevada, which is licensed as a manufacturer and distributor of gaming devices, and as an operator of a slot machine route. The Company and Mikohn Nevada have obtained from the Nevada Gaming Authorities the various authorizations they require to engage in Nevada in manufacturing, distribution, slot route operations and inter-casino linked system activities consisting of slot machines. The regulatory requirements set forth below apply to us as a Registered Corporation and to Mikohn Nevada as a manufacturer, distributor and operator of a slot machine route.

All gaming devices that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed and sold by licensed distributors. The Nevada Commission must approve all gaming devices manufactured for use or play in Nevada before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination that the gaming device meets strict technical standards set forth in the regulations of the Nevada Commission. The Chairman of the Nevada Board must administratively approve associated equipment before it is distributed for use in Nevada.

As a Registered Corporation, we are periodically required to submit detailed financial and operating reports to the Nevada Commission and furnish any other information the Nevada Commission may require. No person may become a stockholder of or receive any percentage of profits from Mikohn Nevada without first obtaining authorizations from the Nevada Gaming Authorities.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with us or Mikohn Nevada in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Mikohn Nevada are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in gaming activities of Mikohn Nevada may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing. Both require submission of detailed personal and financial information, which is followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have the power to disapprove a change in corporate position.

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

Regulation of Security Holders. Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of our voting securities determined if the Nevada Commission finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. It also requires beneficial owners of more than 10% of a Registered Corporation’s voting securities to apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only.

An institutional investor is deemed to hold voting securities for investment purposes if the voting securities were acquired and are held in the ordinary course of its business as an institutional investor and were not acquired and are not held for the purpose of causing, directly or indirectly: (i) the election of a majority of the members of the board of directors of the Registered Corporation; (ii) any change in the Registered Corporation’s corporate charter, bylaws, management, policies or operations or those of any of its gaming affiliates or (iii) any other action that the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations and (iii) other activities the Nevada Commission may determine to be consistent with investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

The pledge of the stock of Mikohn Nevada (the “Stock Pledge”) and of the stock of any future subsidiary that obtains a gaming license (a “Future Subsidiary”), and the restriction on the transfer of and agreement not to encumber the equity securities of Mikohn Nevada or any Future Subsidiary (collectively, the “Stock Restrictions”) in respect of the notes was approved by the Nevada Commission on March 21, 2002. No assurances can be given that such approvals in the future will be granted or granted on a timely basis. An approval of the Stock Pledge by the Nevada Commission does not constitute approval to foreclose on the Stock Pledge. Separate approval would be required to foreclose on the Stock Pledge and transfer ownership of the stock and such approval would require the licensing of the indenture trustee or other secured party (the “Secured Party”), unless such licensing is waived upon application of the Secured Party. No assurances can be given that approval to foreclose on the Stock Pledge would be granted, or that the Secured Party would be licensed or would receive a waiver of licensing requirements. Foreclosure of the lien on collateral consisting of gaming devices in respect of the notes and the taking possession of such gaming devices may require the prior licensing of the Secured Party as a distributor by the Nevada Commission. However, the Nevada Act provides that in the case of foreclosure of a lien by a person holding any security interest for which gaming devices are security in whole or part, the Nevada Board may authorize the disposition of such gaming devices without requiring a distributor’s license. No assurances can be given that the Nevada Board would grant such approval or that if such approval were not granted, that the Secured Party would be granted a license as a distributor.

We and Mikohn Nevada are required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record owner may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record owner unsuitable.

We also are required to render maximum assistance in determining the identity of the beneficial owners of our securities. The Nevada Commission has the power to require us to imprint our stock certificates with a legend stating that the securities are subject to the Nevada Act. To date, the Nevada Commission has not imposed such requirement on us.

We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds are to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merit of the offered securities, and any representation to the contrary is unlawful.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to minimize the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation’s board of directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purpose of acquiring control of the Registered Corporation.

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

Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with any such persons (collectively, “Licensees”) and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of his or her participation outside of Nevada. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees also are subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the non-Nevada gaming operations, fail to conduct the foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the non-Nevada operations who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

Other Jurisdictions

All other jurisdictions that have legalized gaming require various licenses, registrations, findings of suitability, permits and approvals for manufacturers and distributors of gaming devices and equipment as well as licensure provisions related to changes in control. In general, such requirements involve restrictions similar to those of Nevada.

Federal Regulation

The Federal Gambling Devices Act of 1962 (the “Federal Act”) makes it unlawful, in general, for a person to manufacture, transport, or receive gaming machines, gaming machine type devices, and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. We have registered and must renew our registration annually. In addition, the Federal Act imposes various record keeping and equipment identification requirements. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

Application of Future or Additional Regulatory Requirements

In the future, we intend to seek the necessary registrations, licenses, approvals and findings of suitability for us, our products and our personnel in other jurisdictions throughout the world where significant sales of our products are expected to be made. However, we may be unable to obtain these registrations, licenses, approvals or findings of suitability, which if obtained may be revoked, suspended or unsuitably conditioned. In addition, we may be unable to timely obtain, or to obtain at all, the necessary approvals for our future products as they are developed, even in those jurisdictions in which we are certain of our existing products have been licensed or approved. If a registration, license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary registration, license, approval or finding of suitability, we may be prohibited from selling our products for use in that jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.

Risk Factors

You should consider carefully the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Risks Related to Our Business Operations

If we are unable to develop or introduce innovative products that gain market acceptance and satisfy consumer preferences, our current and future revenues will be adversely affected.

Our future performance is dependent upon the continued popularity of our existing products and our ability to develop and introduce products that gain market acceptance and satisfy consumer preferences. The popularity of any of our gaming products may decline over time as consumer preferences change or as new, competing games, many incorporating new technology, are introduced by our competitors. If we are unable to develop or market innovative products or systems in the future, or if our current products or systems become obsolete or otherwise noncompetitive, our ability to sustain current revenues from our existing customers or to generate additional revenues from existing or new customers would be adversely affected, which, in turn, could materially reduce our profitability and growth potential. In addition, the introduction of new and innovative products by our competitors that are successful in meeting consumer preferences also could materially reduce our competitiveness and adversely affect our revenues and our business.

The development of new games requires a significant investment by us prior to any of the games becoming available for lease. These new games and refresher versions of our existing games may not gain popularity with gaming patrons, or may not maintain any popularity achieved, and we may be unable to recover the cost of developing these games. Each of these games also requires separate regulatory approval in each market in which we do business, and this regulatory approval may either not be granted or not be granted in a timely manner, for reasons primarily outside of our control. A lack of market or regulatory acceptance of our new games or refresher versions of our existing games, or delays in obtaining necessary regulatory approvals, will adversely affect our revenues and business prospects.

In addition to requiring a strong pipeline of proprietary games, our success is dependent upon other new product development and technological advancements, including the development of cashless technology. The markets in which we compete are subject to frequent technological changes, and one or more of our competitors may develop alternative technologies for bonusing, progressive jackpots, slot accounting, cashless technology, player tracking or game promotions, or a superior game platform which may not be made available to us. While we expend a significant amount of resources on research and development and on product enhancement, we may not be able to continue to improve and market our existing products or develop and market new products, or technological developments may cause our products or technology to become obsolete or noncompetitive.

If our license agreements with Hasbro, Inc. and other content providers are terminated or are not renewed or if we breach our obligations under any license agreement, our revenues could be reduced.

Any termination or failure to renew a license agreement with our branded content providers could have a material adverse effect on our revenues and operations. Revenues from our slot and table games segment are derived primarily from the popularity of our Yahtzee®, Battleship®, Clue®, Ripley’s Believe It or Not!® and Trivial Pursuit® slot machines. We developed these slot machines under multi-year license agreements, which contain options to renew, with Hasbro, Ripley Entertainment and other branded content providers. We are also in the process of developing additional games under similar agreements with separate licensors for additional branded content, including an agreement with Paws, Inc. for use of the Garfield® property.

Each license agreement contains provisions that obligate us to perform in a certain manner. If we breach these obligations, the licensor may terminate the license agreement within a specified period that varies from immediate termination to thirty (30) days, depending upon the agreement and the type of breach. In addition, any breach of our obligations may adversely affect our relationship with the licensor, as well as deter the licensor and other third parties from licensing additional brands to us. Our ability to renew our license agreements with Hasbro, Paws, Inc. and/or Ripley Entertainment for an additional term is conditioned upon our having paid minimum royalties to the licensor during the applicable initial term. If we do not generate sufficient revenues to pay the minimum royalties or otherwise are unable to renew any of our license agreements with the licensor, our future revenues may be materially reduced.

We depend upon our intellectual property, and our failure to protect our existing intellectual property or secure and enforce such rights for new proprietary technology could adversely affect our future growth and success.

Our ability to successfully protect our proprietary methods of play and other technology is essential to our success. Our failure to effectively protect our intellectual property could significantly impair our competitive advantage and adversely affect our revenues and the value of our common stock.

Our future success is also dependent upon our ability to secure our rights in any new proprietary technology that we develop. We file trademark and patent applications to protect intellectual property rights for many of our trademarks, proprietary games, gaming products and improvements to these products. For example, we applied for patents for our knowledge-based bonus features and other game enhancements which have been utilized in our Think Big® game series, which includes our Ripley’s Believe It or Not!®, Clue® and Trivial Pursuit® games. The U.S. Patent and Trademark Office has not acted upon all of these applications and may determine not to issue patents or trademark registrations on some or all of our pending patent and trademark applications. Our failure to obtain federal protection for our trademarks and patents could cause us to become subject to additional competition and could have a material adverse effect on our future revenues and operations.

If we are unable to effectively promote our trademarks, our revenues and results of operations may be materially adversely affected.

We believe that our trademarks provide us with a competitive advantage. We intend to promote our trademarks in order to capitalize on this advantage and to build goodwill with our customers, which promotion efforts will require certain expenditures on our part. However, our efforts may be unsuccessful and these trademarks may not result in the competitive advantage that we anticipate. In such event, our revenues and results of operations may be materially adversely effected by the costs and expenses related to the promotion of such trademarks.

Our competitors may develop non-infringing products that adversely affect our future growth and revenues.

It is possible that our competitors will produce proprietary games or gaming products similar to ours without infringing on our intellectual property rights. As a result, our future growth and revenues may be adversely affected.

We may incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, which may have a material adverse effect on our cash flow.

Competitors and other third parties may infringe on our intellectual property rights or may allege that we have infringed on their intellectual property rights, resulting in significant litigation expenses, which would reduce our cash flow.

If we are found to be infringing a third-party’s intellectual property rights, we may be forced to discontinue certain products or obtain a license to use the intellectual property, either of which may adversely affect our future growth and revenues.

If we are found to be infringing another party’s intellectual property rights, we may be forced to discontinue certain products, which may have a material adverse effect on our future growth and revenues. Alternatively, if the company holding the applicable patent is willing to give us a license that allows us to develop, manufacture or market our products, we may be required to obtain a license from them. Such a license will require the payment of a license, royalty or similar fee or payment and may limit our ability to market new products, which would adversely affect our future growth and revenues.

We depend upon our ability to obtain licenses for popular intellectual properties on acceptable terms and our failure to secure such licenses could adversely affect our future growth and success.

Our future success also depends upon our ability to obtain licenses for popular intellectual properties. We may not be successful in doing so. Even if we are successful in these efforts, we may not be successful in adapting or deploying them for the development of casino games, as to the timing or cost of such development efforts or as to the commercial success of the resulting games.

Our cash flow from operations and available credit may not be sufficient to meet our capital requirements and, as a result, we could be dependent upon future financing, which may not be available.

Historically, we have not generated sufficient cash flow from operations to satisfy our capital requirements and have relied upon financing arrangements to satisfy such requirements. Should such financing arrangements be required but unavailable in the future, this will pose a significant risk to our liquidity and our ability to meet operational and other cash requirements.

The gaming operations segment has historically been capital-intensive and may remain so depending on a number of factors, including, but not limited to, (a) our ability to continue to use the existing slot machines we own or lease from a third party, (b) our ability to provide popular and innovative game content ideas for slot machines such that a manufacturer of slot machines would be induced to provide slot machines in exchange for a portion of revenues earned from the sale or leasing arrangement with a casino or (c) our ability to generate sufficient cash flow from operations or from debt or equity transactions to acquire technologically competitive slot machines or to upgrade existing slot machines to technologically required standards. If we are not successful in these areas, among others, we may be required to continue expending significant capital outlays related to this business segment.

Any additional debt financing that we incur in the future will increase the amount of our outstanding indebtedness, our debt service requirements and the related risks we currently face, including the annual interest requirements of approximately $7.7 million related to our 11 7/8% Senior Secured Notes due 2008, of which $65 million is outstanding. See “-Risks Related to Our Substantial Debt.” Moreover, any increase to our indebtedness may reduce future operating cash flow. We may not be able to generate the sources of liquidity, if needed, either through operations or debt or equity financing, and we may not be able to develop or enhance our products, take advantage of future opportunities or respond to changing demands of customers and competitors.

We maintain a $17.5 million working capital revolving line of credit facility with Foothill Capital Corporation. We have not drawn on this credit facility, but any borrowing will also increase our indebtedness and the related risks we currently face. We may not be in compliance with quarterly financial covenants to be able to borrow under this credit facility should it be deemed necessary. We are presently negotiating amendments to our covenant related to the generation of EBITDA such that we would be in compliance with the EBITDA covenant.

If casino operators cancel the placement of our games or do not agree to recurring revenue arrangements, our recurring revenues and our growth could be adversely affected.

Under the terms of our current arrangements with casino operators, our installed base of games may be replaced by competing products under some circumstances, thus ending the recurring revenue stream or arrangement with such operator. Such replacement may result from competition, changes in economic conditions, technological requirements, obsolescence or declining popularity. A decrease in our installed base of games will adversely affect our revenues and future growth. In addition, if customers replace our games and bonusing systems, our efforts to maintain and expand the number of installed proprietary games through enhancement of existing games and bonusing systems, introduction of new games and bonusing systems and other features and the provision of superior customer service may not be successful. See “-If we are unable to develop or introduce innovative products that gain market acceptance and satisfy consumer preferences, our current and future revenues will be adversely affected.”

Furthermore, prominent placement of our games on the casino floor is necessary in order to maximize the amount of recurring revenues derived from each of our games. Our leases do not require the casino operators to place our games in prominent locations. If we fail to maintain the prominent locations in the casinos that we currently enjoy, our games may not be played, resulting in a reduction of our recurring revenues.

We have historically placed our proprietary games in casinos primarily under leases which provide for a fixed rental payment or on the basis of revenue participation in the game’s operating results. Most of these lease agreements are for 12 to 36 months and are subject to cancellation by the operator that may involve a 30 or 60-day notice. We will continue to follow this model to the extent that there is interest amongst our customers.

We operate in a highly competitive market and may be unable to successfully compete.

The markets for our products are highly competitive and are characterized by the rapid development of new technologies and the continuous introduction of new products. We compete with a number of developers, manufacturers and distributors of similar products. Some of our competitors have greater access to capital, marketing and product development resources than we have. New competitors also may enter our key markets. Numerous factors may affect our ability to successfully compete and thus affect our future performance, including:

•	the relative popularity of our existing products and our ability to develop and introduce appealing new products;

•	our ability to obtain adequate space and favorable placement on casino gaming floors;

•	our ability to maintain existing regulatory approvals and to obtain further regulatory approvals as needed; and

•	our ability to enforce our existing intellectual property rights and to adequately secure and protect rights for new products.

Larger competitors may have more resources to devote to research and development and may be able to more efficiently and effectively obtain regulatory approval. In addition, competitors with a larger installed base of games have an advantage in retaining the most space and best placement. These competitors may also have the advantage of being able to convert their installed games to newer models in order to maintain their share of casino floor space. Our business and revenues will be negatively affected if we are unable to compete effectively in the markets in which our products are sold.

Failure to comply with applicable regulations could result in the loss of licenses necessary for our operations.

The manufacture and distribution of gaming products and the conduct of gaming operations are extensively regulated by various domestic and foreign gaming authorities. Although the laws of different jurisdictions vary in their technical requirements and are amended from time-to-time, virtually all jurisdictions in which we operate require registrations, licenses, findings of suitability, permits and other approvals, as well as documentation of qualifications, including evidence of the integrity of our officers, directors, major stockholders and key personnel. If we fail to comply with the laws and regulations to which we are subject, the applicable domestic or foreign gaming authority may impose significant penalties and restrictions on our operations, resulting in a material adverse effect on our revenues and future business.

Future authorizations or regulatory approvals may not be granted in a timely manner or at all which would adversely affect our results of operations.

Future authorizations or approvals required by domestic and foreign gaming authorities may not be granted at all or as timely as we would like, and current or future authorizations may not be renewed. In addition, we may be unable to obtain the authorizations necessary to operate new games or to operate our current games in new markets. In either case, our results of operations would likely be adversely affected. Gaming authorities also could place burdensome conditions and limits on future authorizations and approvals. If we fail to maintain or obtain a necessary registration, license, approval or finding of suitability, we may be prohibited from selling our games for use in the jurisdiction, or we may be required to sell them through other licensed entities at a reduced profit.

The continued growth of markets for our products is contingent upon regulatory approvals by various federal, state, local and foreign gaming authorities. We cannot predict which new jurisdictions or markets, if any, will accept and which authorities will approve the operation of our gaming products, the timing of any such approvals or the level of our penetration in any such markets.

Our business is closely tied to the casino industry and factors that negatively impact the casino industry may also negatively affect our ability to generate revenues.

Casinos and other gaming operators represent a significant portion of our customers. Therefore, factors that may negatively impact the casino industry may also negatively impact our future revenues. If casinos experience reduced patronage, our games may not perform well and may be taken off of the casino floor or simply earn less revenue for us while on the casino floor. In either event, there would be a materially negative impact on our revenue performance.

The level of casino patronage, and therefore our revenues, are affected by a number of factors beyond our control, including:

•	general economic conditions;

•	levels of disposable income of casino patrons;

•	acts of terrorism and anti-terrorism efforts;

•	increased transportation costs resulting in decreased travel by patrons;

•	local conditions in key gaming markets, including seasonal and weather-related factors;

•	the growth and number of legalized gaming jurisdictions;

•	changes or proposed changes to the tax laws;

•	increases in gaming taxes or fees;

•	legal and regulatory issues affecting the development, operation and licensing of casinos;

•	the availability and cost of capital to construct, expand or renovate new and existing casinos;

•	competitive conditions in the gaming industry and in particular gaming markets, including the effect of such conditions on the pricing of our games and products;

•	the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar; and

•	the level of new casino construction and the renovation schedules of existing casinos.

These factors significantly impact the demand for our products.

Holders of our common stock are subject to the requirements of the gaming laws of all jurisdictions in which we are licensed.

Pursuant to applicable laws, gaming regulatory authorities in any jurisdiction in which we are subject to regulation may, in their discretion, require a holder of any of our securities to provide information, respond to questions, make filings, be investigated or be licensed, qualified or found suitable to own our securities. Moreover, the holder of the securities making any such required application is generally required to pay all costs of the investigation, licensure, qualification or finding of suitability.

If any holder of our securities fails to comply with the requirements of any gaming authority, we have the right, at our option, to require such holder to dispose of such holder’s securities within the period specified by the applicable gaming law or to redeem the securities to the extent required to comply with the requirements of the applicable gaming law.

Additionally, if a gaming authority determines that a holder is unsuitable to own our securities, such holder will have no further right to exercise any voting or other right conferred by the securities, to receive any dividends, distributions or other economic benefit or payments with respect to the securities or to continue its ownership or economic interest in us. We can be sanctioned if we permit any of the foregoing to occur, which may include the loss of our licenses.

Anti-takeover provisions in our organizational documents, our stockholder rights plan and Nevada law could make a third-party acquisition of us difficult and therefore could affect the price investors may be willing to pay for our common stock.

The anti-takeover provisions in our articles of incorporation, our bylaws, our stockholder rights plan and Nevada law could make it more difficult for a third party to acquire us without the approval of our board of directors. Under these provisions, we could delay, deter or prevent a takeover attempt or third-party acquisition that certain of our stockholders may consider to be in their best interests, including a takeover attempt that may result in a premium over the market price for shares of our common stock. In addition, these provisions may prevent the market price of our common stock from increasing substantially in response to actual or rumored takeover attempts and also may prevent changes in our management. Because these anti-takeover provisions may result in our being perceived as a potentially more difficult takeover target, this may affect the price investors are willing to pay for shares of our common stock.

Risks Related to Our Substantial Debt

We have substantial debt and debt service requirements, which could have an adverse impact on our business and the value of our common stock.

On December 31, 2003, our total outstanding debt was approximately $66 million. In addition to this existing debt, we may incur additional debt in the future. Substantial debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on the value of Mikohn as follows:

•	it may be difficult for us to make payments on our outstanding indebtedness;

•	a significant portion of our cash flows from operations must be dedicated to debt service and will not be available for other purposes that would otherwise be operationally value-enhancing uses of such funds;

•	our ability to borrow additional amounts for working capital, capital expenditures, potential acquisition opportunities and other purposes may be limited;

•	we may be limited in our ability to withstand competitive pressures and may have reduced financial flexibility in responding to changing business, regulatory and economic conditions in the gaming industry;

•	we may be at a competitive disadvantage because we may be more highly leveraged than our competitors and, as a result, more restricted in our ability to invest in our growth and expansion; and

•	it may cause us to fail to comply with applicable debt covenants and could result in an event of default that could result in all of our indebtedness being immediately due and payable (See “-We may not be able to generate sufficient cash flow to meet our debt service requirements”).

If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. See “-Risks Related to Our Business Operations- Our cash flow from operations and available credit may not be sufficient to meet our capital requirements, and, as a result, we could be dependent upon future financing, which may not be available.”

We may be forced to reduce or delay growth initiatives and capital expenditures, obtain additional equity capital or restructure our debt if we are unable to generate sufficient cash flow to meet our debt service requirements.

Our ability to generate cash flow from operations sufficient to make scheduled payments on our debts as they become due (our 11.875% Senior Secured Notes mature August 2008) will depend upon our future performance and our ability to successfully implement our business strategy.

See “-Risks Related to Our Business Operations- Our cash flow from operations and available credit may not be sufficient to meet our capital requirements, and, as a result, we could be dependent upon future financing, which may not be available.” Our performance will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Many of these factors are beyond our control. Our debt service requirements are currently estimated to be approximately $7.7 million for fiscal year 2004.

If our future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance our debt. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to meet our debt service requirements. In such a case, an event of default would occur under our credit facility and indenture and could result in all of our indebtedness becoming immediately due and payable. As a result, some or all of our lenders would be able to foreclose on our assets.

Our lenders have imposed numerous debt covenants that include financial and operating restrictions that may adversely affect how we conduct our business and potentially reduce our revenues and affect the value of our common stock.

We are subject to numerous covenants in our debt agreements that impose financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise, and may adversely affect the conduct and competitiveness of our current business, which could in turn reduce our revenues and thus affect the value of our common stock.

Specifically, these covenants place restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	use assets as security in other transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

The terms of our indebtedness require that we meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be affected by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness, including without limitation, our senior secured notes. This in turn could have a material adverse effect on our operations, our revenues and thus our common stock value.

Additionally, the covenants governing our indebtedness restrict the operations of our subsidiaries, including, in some cases, limiting the ability of our subsidiaries to make distributions to us, and these limitations could impair our ability to meet such financial ratios and tests.

Lastly, we are required by our senior secured notes and by our credit facility to offer to repurchase or make certain payments on our debt at times when we may lack the financial resources to do so, such as upon a change of control. These expenditures may materially and adversely affect our liquidity and our ability to maintain or grow our business as payments to satisfy the debt will be diverted away from any investment in the growth of our business, thus potentially affecting the value of our common stock.

The pledge of substantially all of our assets to our creditors may result in such creditors seizing these assets in a foreclosure proceeding, which would materially reduce the assets available for distribution to holders of our common stock upon our liquidation or recapitalization.

Substantially all of our assets are pledged as security to holders of our senior secured notes, as well as to the lender under our credit facility. The ability of holders of shares of our common stock to participate in the distribution of our assets upon our liquidation or recapitalization will be subject to the prior claims of our creditors. Any foreclosure of our assets by such creditors will materially reduce the assets available for distribution to holders of shares of common stock.

Item 2. Properties

The table below lists our leased manufacturing, administrative, engineering, sales and service facilities as of December 31, 2003.

Location/Activity	Area (Sq Ft.)
Las Vegas, NV - Corporate Administration	86,515
Las Vegas, NV - Subleased	45,976	*
Las Vegas, NV - Games and Electronics-Manufacturing	85,638	*
Las Vegas, NV - Slot Glass	17,225
Sparks, NV - Administration, Service and Sales	4,608
Mokena, IL- Service	4,200
Gulfport, MS - Service and Sales	28,000	*
Robinsonville, MS - Service	1,800
Kansas City, MO - Service	3,600
Hurricane, UT - Manufacturing	79,230
Shreveport, LA - Service	1,500
Egg Harbor, NJ - Service and Sales	2,800
Calgary, Canada - Sales and Service	1,800
Lane Cove, Australia - Sales and Service	4,617
Utrecht, The Netherlands - Manufacturing, Service and Sales	21,422

	388,931

*	As part of a restructuring plan, announced in August 2002, a charge of approximately $3.3 million was taken to record the present value of these three building lease commitments which, in accordance with the actions taken by the Company, will not be utilized as of specified dates as certain business operations have been streamlined, consolidated or divested.

These locations have remaining terms of occupancy ranging up to thirteen years that expire on various dates through 2017.

See Note 10 of Notes to Consolidated Financial Statements for information as to our lease commitments with respect to the foregoing rental properties. We believe these facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate.

Item 3. Legal Proceedings

We are involved in routine litigation, including bankruptcies of debtors, collection efforts, disputes with former employees and other matters in the ordinary course of our business operations. We know of no matter, pending or threatened that we believe will or might have a material adverse impact on our business or operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Security Holder Matters

Our common stock trades on the NASDAQ National Market System under the symbol “MIKN”. The following table sets forth the range of high and low sales prices per share by quarter for our common stock.

	High	Low
2003
First Quarter	$3.88	$2.65
Second Quarter	6.45	3.00
Third Quarter	8.02	4.66
Fourth Quarter	5.95	3.87

2002
First Quarter	$10.06	$5.00
Second Quarter	7.20	4.10
Third Quarter	4.75	1.28
Fourth Quarter	3.40	1.93

We believe there were approximately 2,500 beneficial owners of our common stock as of March 15, 2004. The approximate number of beneficial owners was reached by estimating the number of holders whose stock is held for them in street name by brokerage houses, by trusts and other nominees and by participants in a clearing agency. On this same date, we had approximately 301 holders of record of our common stock.

We have never paid dividends nor do we have any plans to pay dividends in the foreseeable future. At present, we intend to retain all future earnings for use in the development of our business. The indenture governing our $65.0 million of Senior Secured Notes due 2008 expressly prohibits the payment of cash dividends except under specified circumstances. See Note 9 of Notes to Consolidated Financial Statements for information as to our Senior Secured Note commitments.

The following table summarizes equity securities authorized for issuance as of December 31, 2003:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by shareholders	2,048,790		$4.87	1,027,823
Equity compensation plans not approved by shareholders	660,000	(1)	$5.94	250,000

Total	2,708,790		$5.13	1,277,823

(1)	Amount includes warrants to purchase 660,000 shares of our common stock issued to various licensors which granted us rights to intellectual property.

Item 6. Selected Financial Data

The table below sets forth a summary of our selected financial data for each of the years ended December 31, (amounts in thousands except per share amounts):

	2003	2002	2001	2000	1999
Statement of Operations Data:
Net sales	$91,803	$109,371	$104,740	$88,441	$94,817
Cost of sales	46,849	58,591	47,932	44,337	45,856

Gross profit	44,954	50,780	56,808	44,104	48,961
Selling, general and administrative expenses	49,615	53,247	49,125	44,108	39,096
Other expense / asset write-downs	5,807	16,653	1,656	9,852	1,352

Operating income (loss)	(10,468)	(19,120)	6,027	(9,856)	8,513
Interest expense	(14,324)	(15,689)	(11,720)	(10,498)	(8,839)
Loss on early retirement of debt	(9,524)	—	(3,135)	—	—
Other income, net	87	375	1,620	(62)	651

Income (loss) from continuing operations before income taxes	(34,229)	(34,434)	(7,208)	(20,416)	325
Income tax (provision) benefit	13	(1,480)	(847)	(574)	432

Income (loss) from continuing operations	(34,216)	(35,914)	(8,055)	(20,990)	757
Income (loss) from discontinued operations (net of taxes)	—	(1,989)	(1,645)	(1,115)	175

Net income (loss)	$(34,216)	$(37,903)	$(9,700)	$(22,105)	$932

Weighted average common shares outstanding:
Basic	14,689	12,843	11,750	10,968	10,720

Diluted	14,689	12,843	11,750	10,968	10,784

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(2.33)	$(2.80)	$(0.69)	$(1.92)	$0.07
Income (loss) from discontinued operations	—	(0.15)	(0.14)	(0.10)	0.02

Net income (loss)	$(2.33)	$(2.95)	$(0.83)	$(2.02)	$0.09

Balance Sheet Data:
Total assets	$109,172	$141,993	$175,587	$166,746	$178,295

Total debt / obligations	$82,903	$123,967	$124,982	$113,488	$108,221

Stockholders’ equity (deficit)	$7,389	$(6,912)	$28,654	$29,205	$48,116

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the audited consolidated financial statements and notes thereto contained herein. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include risks detailed in Part I, Item I under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading developer and marketer of technology-based products for the gaming industry. Our business consists of three reportable segments: (i) slot and table games, (ii) product sales and (iii) systems. These business units offer different products and services. In 2003, we re-evaluated our reportable segments and determined that the above segments were more in accord with our business operations than the previous segmentation into gaming operations and product sales. In addition, the Company expanded the disclosure of its revenues and expenses. The principal changes from previous presentations are related to the disclosure of direct and indirect costs of revenues by segment, and separate disclosure of significant expenses related to slot rent, research and development, and depreciation and amortization. This more expanded view of the Company’s operating lines of business classifies royalties as a cost of revenue along with other direct costs of revenues by business segment. Previous presentations classified this cost as a reduction of revenues. Operating income or loss, net income or loss, and basic and fully diluted earnings or loss per share for prior periods are unchanged from previous presentations. With respect to our current segments, we evaluate performance and allocate resources based upon profit or loss from operations before income taxes. The accounting policies of our reportable segments are the same as those described in the summary of critical accounting policies below.

Slot and Table Games. Our slot and table games segment develops, acquires, licenses and distributes proprietary branded and non-branded slot and table games. During 2003, we outsourced all of our slot and table hardware manufacturing operations to focus on developing and licensing games to third party manufacturers and distributors. This outsourcing is intended to allow us to focus on providing game content, a business with greater margins and lower capital expenditures. In connection with this transition, we incurred approximately $2.5 million of other expenses related to the write-down of obsolete slot machines and related hardware, as well as $0.6 million in related severance expense.

Product Sales. Our product sales segment, which has operated since 1987, involves the manufacture and installation of interior signage and related electronic components. Historically, product sales also included system sales associated with progressive jackpots and casino operations, which is now a separate business segment. During 2003, our product sales business decreased primarily as the result of the elimination of selling these products in Australia and a decrease in the demand for our products partially caused by a slowdown in construction of the types of casinos which utilize our larger and more sophisticated signs as part of their interior theming and facilities differentiation. We incurred approximately $0.3 million of other expenses in 2003 as part of our previously announced plan to consolidate the segment’s manufacturing operations in one facility.

Systems. Our systems segment consists of electronic player tracking and game monitoring systems, which are sold to casino operators and governmental agencies worldwide. During 2003, we began selling our new TableLink PT system, which contributed to our increase in systems revenues of approximately 48.9% in fiscal 2003.

Refinancing To Increase Flexibility. During 2003, we completed a private placement for approximately $45.0 million from selling 8.4 million shares of our Common Stock at a price of $5.34 per share and warrants to acquire an additional 2.1 million shares at an exercise price of $5.875 per share. Proceeds from the transaction were used to repurchase and retire $40.0 million of the Company’s Notes and to pay the associated fees and costs. This transaction will reduce our annual interest expense by approximately $4.0 million. This refinancing resulted in the incurrence of $9.5 million of non-cash charges ($5.3 million related to the write-off of unamortized bond discounts and $4.2 million related to the implied fair value of warrants issued in the refinancing), including $3.4 million of transaction fees and expenses.

Other Matters. We also incurred approximately $2.0 million of legal and other expenses in 2003 in connection with work force reductions and the departure of former members of senior management. We expect these expenses will be non-recurring.

General Information

Amounts disclosed in the accompanying tables are rounded to the nearest thousand while amounts included in text are disclosed in actual amounts. All percentages reported are based on those rounded numbers.

Results of Operations

Revenues and Cost of Revenues

	Year Ended December 31,			Percentage Change
	2003	2002	2001	03 vs. 02	02 vs. 01
Revenues:
Slot and table games	$40,932	$50,443	$51,381	(18.9)%	(1.8)%
Product sales	36,919	49,556	46,408	(25.5)%	6.8%
Systems	13,952	9,372	6,951	48.9%	34.8%

Total revenues	$91,803	$109,371	$104,740	(16.1)%	4.4%

Cost of revenues:
Slot and table games	$13,999	$18,867	$14,759	(25.8)%	27.8%
Product sales	25,736	34,984	29,765	(26.4)%	17.5%
Systems	7,114	4,740	3,408	50.1%	39.1%

Total cost of revenues	$46,849	$58,591	$47,932	(20.0)%	22.2%

Gross profit	$44,954	$50,780	$56,808	(11.5)%	(10.6)%

Slot and table games. Slot and table games segment consists of: (i) lease fees, route income and royalties we receive from casinos who install our proprietary games, (ii) proceeds from the sale of slot machine hardware purchased or leased by us and (iii) license fees we receive from third party manufacturers and distributors who incorporate our proprietary games into their products.

During the fourth quarter of 2003, we ceased manufacturing of slot and table hardware and shifted the focus of our operations to the licensing of games and titles. As a result of this shift, revenue from the sale of slot machine hardware was eliminated and lease fees received from casinos decreased substantially. This decrease in two of the primary components of revenue from slot and table games in 2003 has not yet been offset by a corresponding increase in license fees from third party manufacturers. Revenues from slot and table games were consistent from 2001 through 2002, although in each of those years hardware sales were a larger component of total revenue than in 2003.

Specifically, during fiscal 2003, revenues were $40.9 million, a decrease of approximately 19% from 2002. In addition to the impact of the change in business model noted above, this decrease resulted from a decrease in the average number of slot machines leased to customers. Increased competition with other suppliers for limited casino floor space which resulted in a decline in the number of slot game contracts outstanding contributed to this decline, however, the average net win per day (net win produced by a slot machine is defined as the gross revenue minus all jackpots, payouts, fills and any approved claims) did not materially change in 2003 as compared to 2002. Delays in our ability to offer technological specifications offered by competitors, such as ticket-in, ticket-out and multi-denominational pay tables, also contributed to the decrease in this segment’s revenues in 2003.

In addition to the decrease in recurring revenues from leased slot machines, we also experienced a decrease of approximately $1.9 million in table game revenues. This decrease was caused primarily by a decline in the number of outstanding table game contracts and in the average monthly lease revenue in domestic markets offset, in part, by an increase in table game revenues from the Company’s European subsidiary. We believe that the industry trend to reduce the number of table games in casinos in the last several years in favor of slot machines, as well as increased competition from competitors selling “felt only” table games, have contributed to the decline in the Company’s table game placements.

Product Sales. Product sales revenues consist primarily of sales of interior signage and related electronic components. During 2003, product sales revenues were $36.9 million, a decrease of 25.5% from 2002. This decrease was due primarily to the elimination of selling these products in Australia and a decline in the demand for these products caused in part by a slowdown in casino operators upgrading or replacing their interior signage and displays in 2003. Products sales revenues had previously increased 6.8% from 2001 to 2002, a period in which there was a greater increase in construction of the type of casinos that employ our sophisticated signage products.

Systems. Systems revenues are primarily comprised of software, hardware and support services. Revenues during 2003 were $13.9 million, an increase of 48.9% from 2002. This increase was due primarily to increased sales to certain Canadian and Australian customers, which expanded casino slot operations and enhanced wide-area-progressive systems during the period, and increases in sales of our new TableLink PT table tracking systems, which was introduced in 2003. Systems revenue had previously increased 34.8% from 2001 to 2002 as the result of increased demand from new and existing customers.

Condensed Statement of Operations

	Year Ended December 31,			Percentage Change
	2003	2002	2001	03 vs. 02	02 vs. 01
Total revenue	$91,803	$109,371	$104,740	(16.1)%	4.4%
Cost of revenue	46,849	58,591	47,932	(20.0)%	22.2%
Gross Profit	44,954	50,780	56,808	(11.5)%	(10.6)%

SG&A Expense	$24,474	$31,040	$29,144	(21.2)%	6.5%
Slot Rent Expense	5,668	5,459	4,116	3.8%	32.6%
R&D Expense	5,159	4,247	3,764	21.5%	12.8%
Depreciation and Amortization	14,314	12,501	12,101	14.5%	3.3%
Other expense/asset write-downs	5,807	16,653	1,656	(65.1)%	905.6%

Income from operations	$(10,468)	$(19,120)	$6,027	45.3%	(417.2)%
Interest expense, net	(14,324)	(15,689)	(11,720)	8.7%	(33.9)%
Loss on early retirement of debt	(9,524)	—	(3,135)	na	na
Other income, net	87	375	1,620	(76.8)%	(76.9)%

Loss from continuing operations before income tax provision	(34,229)	(34,434)	(7,208)	0.6%	(377.7)%

Income tax benefit (provision)	13	(1,480)	(847)	100.9%	(74.7)%

Loss from continuing operations	(34,216)	(35,914)	(8,055)	4.7%	(345.9)%

Loss from discontinued operations, net of income taxes	—	(1,989)	(1,645)	na	(20.9)%

Net income/(loss)	$(34,216)	$(37,903)	$(9,700)	9.7%	(290.8)%

Net income/(loss) per share	(2.33)	(2.95)	(0.83)	21.0%	(255.4)%

Selling, general and administrative expense (“SG&A”). SG&A decreased in 2003, due primarily to a decrease in headcount resulting from the outsourcing of our slot machine hardware business, as well as a 20% reduction in headcount company-wide in late 2002 and a decrease in the provision for doubtful receivables. SG&A had previously increased from 2001 through 2002 as the result of increases in marketing expenses and legal and compliance expenses, partially offset by the reduction in the Company’s permanent work force as part of a restructuring plan in August 2002.

Slot Rent Expense. Slot rent expense is the use of operating leases to finance the purchase and placement of slot machines. Slot rent expense increased only slightly in 2003 from 2002. The increase in slot rent expense in 2002 compared to 2001 was due primarily to the growth in placements of the number of slot machines. We expect slot rent to decrease in fiscal 2004 as the majority of the operating leases expire in the first half of the year.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines, as we have continued to invest in new product development, including new games to be developed for licensing to third parties, as well as next generation player tracking and controller technology. Our R&D spending increased in fiscal 2003 over fiscal 2002, both in absolute terms and as a percentage of revenue, primarily due to our increased focus on developing content licensed to third parties. We expect R&D to increase as a percentage of revenue during fiscal 2004 as part of this change in business focus. Between 2001 and 2002, R&D spending was roughly constant as a percentage of revenue.

Depreciation and Amortization. Depreciation and amortization increased in 2003 due to the previously discussed increase in depreciation related to leased slot machines, partially offset by the decrease in corporate depreciation and amortization. From 2001 to 2002, depreciation and amortization was roughly flat, both in absolute terms and as a percentage of revenue. We expect depreciation and amortization to decrease in 2004 and in future years as the result of the write-down of certain assets as discussed below.

Other expense / asset write-down. Other expenses and asset write downs for 2003 consisted primarily of: a write-down of assets that no longer generated sufficient cash flow to support their carrying value; severance and other costs associated with reductions in service, international and management personnel and the closing of the manufacturing facility at the Company’s European subsidiary; and separation and post-employment agreement costs for officers and directors.

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

Two of the Company’s operating units incurred losses during 2001. The downturn in the economy in the latter part of 2001 and an assessment of the backlog of these operating units in the fourth quarter of 2001 and the first quarter of 2002 caused the Company to record charge to write down assets, principally for goodwill of two of these operating units. Additionally, the Company decided in the fourth quarter that it would no longer use certain long-lived nonoperating assets and took a charge to write down these assets.

Interest Expense. Interest expense decreased during 2003 due to the retirement of $40.0 million of Senior Secured Notes in October, resulting in a reduction in interest expense of approximately $1.4 million. Interest expense increased 34% from 2001 to 2002 due to higher average outstanding borrowings and a higher average effective interest rate. In August 2001, we refinanced our working capital facility and have the capacity to borrow up to $12.5 million of long-term debt at a higher interest rate.

Loss On Early Retirement of Debt. In connection with our October 2003 retirement of $40.0 million of Senior Secured Notes (“Notes”), we incurred a loss for the early retirement of debt, totaling approximately $9.5 million. The loss includes a charge of approximately $1.6 million for the premium paid on the repurchase of the Notes and non-cash charges to write-off approximately $2.0 million and approximately $1.6 million of the portions of unamortized bond issue costs and unamortized discount for the Notes retired, respectively. In addition, we incurred a charge of $4.2 million related to the implied fair value of the warrants issued in connection with the refinancing

Other Income. Other income net of expenses for 2003 was approximately $0.1 million compared to approximately $0.4 million in 2002. This decrease was due primarily to a decrease in interest income resulting from lower available cash and a decline in the average interest rates during the current year.

From 2001 to 2002, other income decreased from $1.6 million to $0.4 million. This decrease was due principally to the recognition of a net gain from the sale of 50% of the Company’s Australian subsidiary during the third quarter of 2001.

Income Taxes. During 2003, we recorded a tax benefit of less than $0.1 million compared to a provision of approximately $1.5 million for 2002. The primary component of the income tax benefit for 2003 was a foreign tax credit. The primary component of the income tax provision for 2002 was state tax adjustments in addition to an offset to a tax benefit recorded relative to discontinued operations losses. The tax provision offsets the tax benefit from the discontinued operations losses for the period. The Company did not recognize a tax benefit related to its loss from continuing operations, as the benefit has been fully reserved.

During 2002, we recorded a tax provision of $1.5 million compared to $0.8 million for 2001. The primary component of the income tax provisions was an offset to a tax benefit recorded relative to discontinued operations losses. The tax provision offsets the tax benefit of the losses from discontinued operations for both periods.

Loss from Discontinued Operations. During the year ended December 31, 2002, the Company recorded losses from discontinued operations, net of income tax benefits calculated at a 34% tax rate, of approximately $2.0 million compared to a loss of $1.6 million during the year ended December 31, 2001. The losses relate to the Company’s exterior sign operation, which was sold effective October 31, 2002. The decision to sell this operation was made in August 2002.

Loss Per Share. Both basic and diluted loss per share for the year ended December 31, 2003 were $2.33 on basic and diluted weighted average common shares outstanding of approximately 14,689,000. Both basic and diluted loss per share for the year ended December 31, 2002 were $2.95 on basic and diluted weighted average common shares outstanding of approximately 12,843,000. Dilutive stock options have not been included in the computations of diluted net loss per share as their effect would be anti-dilutive.

The 2002 basic and diluted loss per share of $2.95 on basic and diluted weighted average common shares outstanding of approximately 12,843,000 was greater than the 2001 figure of $0.83 on basic and diluted weighted average common shares outstanding of approximately 11,750,000. Stock options have not been included in the computations of diluted net loss per share as their effect would be anti-dilutive.

Liquidity and Capital Resources.

For 2003, the Company incurred a net loss of approximately $34.2 million. Net cash and cash equivalents at December 31, 2003 were $8.7 million, a decrease of approximately $7.6 million from $16.3 million at December 31, 2002. Working capital decreased from $22.0 million at December 31, 2002 to $13.1 million at December 31, 2003. The working capital decrease of approximately $8.9 million was due principally to decreases in cash and cash equivalents of approximately $7.6 million, accounts and notes receivable of approximately $2.8 million, inventories of approximately $4.3 million and prepaid expenses of approximately $1.6 million. The decrease was partially offset by the decrease in accrued liabilities of approximately $2.5 million, trade accounts payable of approximately $2.5 million and other current liabilities of approximately $2.3 million.

Cash used by operating activities was approximately $1.8 million in 2003. The significant items affecting this amount were a net loss of approximately $34.2 million, offset by non-cash charges of $14.3 million for depreciation and amortization, $2.2 million for amortization of debt discount and issue costs, $9.5 million for the cost of retirement of debt and the associated issuance of warrants, and $3.3 million for the write-down of certain assets. Significant changes in operating assets and liabilities also affecting cash used by operating activities were net decreases in accounts payable and other current liabilities, partially offset by decreases in accounts and notes receivable, inventories and prepaid expenses.

Cash used in investing activities was approximately $5.4 million in 2003, and was used primarily for purchases of property and equipment.

Cash used in financing activities was approximately $0.4 million during 2003, primarily as a result of principal payments on debt, deferred license fees and capital leases of approximately $2.0 million offset, in part, by proceeds of approximately $1.7 million from the issuance of common stock.

The following table summarizes the Company’s contractual obligations for long-term debt, capital leases, interest expense, operating leases, license fees and employment agreements for the periods shown:

(Amount in thousands)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Contractual Obligations
Long-term debt	$65,485	$140	$345	$65,000	$—
Capital lease obligations	643	587	56	—	—
Interest expense	36,880	7,659	15,268	13,953	—
Operating leases	21,960	4,838	5,433	4,429	7,260
License fees	576	576	—	—	—
Employment agreements	2,337	1,785	552	—	—

Total	$127,881	$15,585	$21,654	$83,382	$7,260

The table above includes accretion of debt discount of $2.4 million for the periods shown.

Employment Agreements

We have entered into employment contracts, with durations of up to three years, with our corporate officers and certain other key employees. Significant contract provisions include minimum annual base salaries, healthcare benefits, life insurance benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which we or the employee may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract.

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. These commitments are not material. From time to time we also enter into certain intellectual property license arrangements that require upfront payments upon signing and/or additional payments upon our election to renew the licenses. These upfront and/or renewal payments are not material. In addition, we may choose to negotiate and renew licenses upon their normal expiration. No assurances can be given as to the terms of such renewals, if any.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements with unconsolidated entities or other persons.

Capital Expenditures and Other

During 2003, the Company spent approximately $5.2 million for purchases of property and equipment. The Company presently plans to spend less for capital expenditures in 2004 than the amount spent in 2003.

In October 2002, the Company entered into a development and licensing agreement with Aristocrat Technologies, Inc. (“ATI”) whereby ATI will be an exclusive supplier of hardware for our branded slot machine products in certain North American jurisdictions. Under the agreement, we will be responsible for game development and theme licensing and ATI will integrate the games onto its latest game platforms. In January 2003, this agreement was expanded to allow us to outsource our servicing, maintenance and refurbishing requirements to ATI, so we may focus our efforts on game development, including game conceptualization, art and software program design. ATI will receive royalties for service and hardware rendered per game per day. On a jurisdiction-by-jurisdiction basis, we plan to replace our existing slot machines placed in casinos with ATI versions of these machines. In June 2003, the Company and ATI terminated the agreement and the Company plans to pursue other outsourcing arrangements similar to the terminated agreement with ATI. However, the Company can give no assurances that such arrangements will be achieved and may continue to operate its slot business using existing slot machines which may require as much as $4,000 per device to upgrade to technologically current specifications.

Presently, the Company owns or leases approximately 1,300 machines that are not currently in use at casinos. Due to the number of slot machines owned or leased by the Company which are not currently in use at casinos, purchases for slot machines (inventory leased to others) in 2003 was significantly less than in previous years.

The Company is a party to post-employment agreements entered into in August 2002 with its former CEO and CFO to provide cash payments of approximately $2.8 million and $0.8 million respectively. The agreements require payments subsequent to December 31, 2002 of approximately $2.0 million plus medical costs through August 2006. In March 2003, the Company reached an agreement with its former CEO whereby he resigned from the Company’s board of directors and specifically as chairman of the board. In March 2003, the Company paid its former CEO all outstanding future payments totaling approximately $1.4 million and agreed to pay certain legal costs incurred by the former CEO in the approximate amount of $0.5 million.

Share Repurchase Plan

On August 13, 2002 the Company’s Board of Directors authorized the purchase of up to $2.0 million of the Company’s common stock. The purchases will be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. The Company did not purchase any shares of its common stock during the year ended December 31, 2003. Through December 31, 2003, the Company has purchased approximately 76,000 shares of its common stock for approximately $0.2 million. As of December 31, 2003, the Company had approximately 195,000 shares of common stock held in treasury.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies require that we apply significant estimates, judgments and assumptions, that we believe are reasonable, in calculating the reported amounts of certain assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. By their nature, these estimates are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of known industry trends, and information available from outside sources, as appropriate. On a regular basis, we evaluate our estimates including those related to lives assigned to our assets, the determination of bad debts, inventory valuation reserves, asset impairment and self-insurance reserves. There can be no assurance that actual results will not differ from our estimates.

We have identified the following policies as critical to our business operations and the understanding of our results of operations: revenue recognition, receivables and allowance for doubtful accounts, inventories and obsolescence, and long-lived asset impairment. To provide an understanding of the methodology we apply these and other significant accounting policies discussed below and where appropriate in the notes to our consolidated financial statements.

Revenue Recognition

The Company recognizes revenue depending on the line of business as follows:

Slot and table game sales are executed by a signed contract or a customer purchase order. Revenue is recognized when the completed product is delivered. If the agreement calls for Mikohn to perform an installation after delivery, revenue related to the installation is recognized when the installation has been completed and accepted by the customer. License fees for slot and table game titles are recognized in accordance with Statement of Position 97-2 - Software Revenue Recognition (“SOP 97-2”).

Product sales are executed by a signed contract or customer purchase order. Revenue is recognized when the completed product is delivered. If the agreement calls for Mikohn to perform an installation after delivery, revenue related to the installation is recognized when the installation has been completed and accepted by the customer.

System sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine activity and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with Statement of Position 97- 2 - Software Revenue Recognition (“SOP 97-2”). System sales are considered multiple element arrangements because they include hardware, software, installation, training and post-sale customer support. System sales are evidenced by a signed contract. Follow-up spare parts and hardware-only sales are evidenced by a purchase order. Revenue for system sales is recognized when: (i) there is a signed contract with a fixed determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered, installed, training has been completed and acceptance has occurred. Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and do the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.

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

The leasing of proprietary slot machines occurs under signed lease agreements. These contracts will either be on revenue participation or a fixed-rental basis. Slot machine lease contracts are typically for a month-to-month period with a 30-day cancellation clause. On a participation basis, the Company earns a share of the revenue that the casino earns from these slot machines. On a fixed-rental basis, the Company charges a fixed amount per slot machine per day. Revenues from both types of lease arrangements are recognized on the accrual basis.

Inventory and Obsolescence

We routinely evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Raw materials and work in progress with quantities in excess of forecasted usage are reviewed at least quarterly by our engineering and operating personnel for obsolescence. Such raw material and work in progress write-downs are typically caused by engineering change orders or product end of life adjustments. Finished goods are reviewed at least quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record reserves for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

Long-Lived Asset Impairment

Long-lived assets and intangible assets with determinable lives are reviewed for impairment quarterly or whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expected the assets to generate. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future, which could result in an impairment of long-lived assets.

For indefinite-lived assets including perpetual licenses and goodwill, an independent valuation is performed at least annually to determine if any impairment has occurred.

Recently Issued Accounting Standards

In September 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. Adoption of this statement did not have a material effect on the Company.

In April 2002, the FASB issued Statement No. 145, “Rescission of Statement Nos. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections”. Among other things, Statement No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. Statement No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management adopted Statement No. 145, and the impact was a reclassification of approximately $3.1 million from an extraordinary item to other income for a loss from the early retirement of debt during 2001.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. Statement No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of Statement No. 146 for restructuring activities initiated after December 31, 2002. Statement No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. Statement No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, Statement No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation”. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of Statement No. 148 did not have a material impact on the Company’s consolidated balance sheet or results of operations. The Company provided disclosures required by Statement No. 148 in 2003 and has provided the required annual disclosure in the accompanying consolidated financial statements.

In November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 did not have a material effect on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant or contingent liabilities of the indebtedness of others.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not expect to identify any variable interest entities that must be consolidated, but may be required to make additional disclosures. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments; 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer’s shares. In general, Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have an impact on the Company’s consolidated financial position or disclosures.

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

We are subject to foreign currency exchange risk relating to the translation of our foreign subsidiaries’ asset, liability, income and expense accounts. Our foreign subsidiaries use the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the rate of exchange at the end of the period. The income and expense accounts are translated using the average rate of exchange during the period. Due to the long-term nature of our investment in our foreign operations, 60% of our intercompany translation adjustments are reflected as a separate component in stockholders’ equity, and the remaining amount is recognized in the consolidated statement of operations. Although we do not regularly incur gains or losses from specific foreign currency transactions and do not believe that these amounts would be material, these gains and losses would be reflected in our consolidated statement of operations. For the year ended December 31, 2003, we did not have any forwards, options or other derivative contracts in force. We do not consider our existing foreign currency translation exposure to be material.

Interest Rate Risk

We have total interest-bearing debt of approximately $66.0 million before discounts. The components of this amount have fixed rates of interest and therefore, we do not have exposure to the fluctuation of market interest rates. However, in February 2002, we acquired a $17.5 million revolving line of credit, which bears floating rate interest on outstanding borrowings. During 2003, the working capital facility was amended, due to EBITDA covenant restrictions, which reduced the available capacity of the facility to $12.5 million. Once we have achieved EBITDA of $20.0 million for three consecutive quarters the capacity of the facility will revert to the entire $17.5 million. At December 31, 2003, we had not made any borrowings under this line of credit.

Any future borrowings will be exposed to market rate risk. We periodically review our interest rate exposure, if any, on our long-term debt and, as market conditions warrant, we may enter into an interest rate cap or swap agreements in order to manage this exposure. For the year ended December 31, 2003, we did not have any agreements in force. See Note 9 in the Notes to Consolidated Financial Statements.

Item 8. Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002, and 2001

All other schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Mikohn Gaming Corporation

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Mikohn Gaming Corporation as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mikohn Gaming Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

\s\ BDO SEIDMAN, LLP

Los Angeles, California

February 20, 2004, except for Note 9,

which is as of March 22, 2004

MIKOHN GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

as of December 31, 2003 and 2002

(Amounts in thousands)	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$8,683	$16,275
Accounts receivable, net of allowance for doubtful accounts of $1,996 and $2,284	11,497	14,286
Installment sales receivable, net of allowance for doubtful accounts of $1,500	501	513
Inventories, net of reserves of $4,479 and $4,072	6,258	10,578
Prepaid expenses	2,498	4,063
Deferred tax asset	3,313	3,313

Total current assets	32,750	49,028

Installment sales and notes receivable, net	97	408
Property and equipment, net	11,869	21,824
Intangible assets, net	55,506	57,838
Goodwill	2,860	2,860
Other assets	6,090	10,035

Total assets	$109,172	$141,993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Trade accounts payable	$6,176	$8,715
Customer deposits	2,981	3,928
Current portion of long-term debt and notes payable	727	1,654
Accrued liabilities	8,696	11,241
Deferred revenues and license fees	1,027	1,501

Total current liabilities	19,607	27,039

Long-term debt and notes payable, net of unamortized discount of $2,320 and $4,732	62,989	101,330
Other long-term liabilities	3,073	4,422
Deferred tax liability	16,114	16,114

Total liabilities	101,783	148,905

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized 21,910,611 and 13,049,773 shares issued and outstanding	2,191	1,305
Additional paid-in capital	114,325	67,299
Other comprehensive loss	(253)	(858)
Accumulated deficit	(108,162)	(73,946)

Subtotal	8,101	(6,200)
Less treasury stock, 194,913 shares, at cost	(712)	(712)

Total stockholders’ equity (deficit)	7,389	(6,912)

Total liabilities and stockholders’ equity (deficit)	$109,172	$141,993

See notes to consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands, except per share amounts)	2003	2002	2001
Revenues:
Slot and table games	$40,932	$50,443	$51,381
Product sales	36,919	49,556	46,408
Systems	13,952	9,372	6,951

Total revenues	91,803	109,371	104,740

Cost of revenues:
Slot and table games	13,999	18,867	14,759
Product sales	25,736	34,984	29,765
Systems	7,114	4,740	3,408

Total cost of revenues	46,849	58,591	47,932

Gross profit	44,954	50,780	56,808

Selling, general and administrative expense	24,474	31,040	29,144
Slot rent expense	5,668	5,459	4,116
Research and development	5,159	4,247	3,764
Depreciation and amortization	14,314	12,501	12,101
Other expense / asset write-downs	5,807	16,653	1,656

	55,422	69,900	50,781

Operating income (loss)	(10,468)	(19,120)	6,027

Interest expense	(14,324)	(15,689)	(11,720)
Loss on early retirement of debt	(9,524)	—	(3,135)
Other income, net	87	375	1,620

Loss from continuing operations before income tax provision	(34,229)	(34,434)	(7,208)

Income tax benefit (provision)	13	(1,480)	(847)

Loss from continuing operations	(34,216)	(35,914)	(8,055)

Loss from discontinued operations, net of income taxes	—	(1,989)	(1,645)

Net income/(loss)	$(34,216)	$(37,903)	$(9,700)

Weighted average common shares:
Basic	14,689	12,843	11,750

Diluted	14,689	12,843	11,750

Basic and diluted loss per share:
Loss from continuing operations	$(2.33)	$(2.80)	$(0.69)
Loss from discontinued operations	—	(0.15)	(0.14)

Net loss per share	$(2.33)	$(2.95)	$(0.83)

See notes to consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands)	2003	2002	2001
Net loss	$(34,216)	$(37,903)	$(9,700)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	605	221	(92)

Comprehensive loss	$(33,611)	$(37,682)	$(9,792)

See notes to consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Additional Paid-In Capital	Stockholders Notes Receivable	Foreign Currency Translation	Accumulated Deficit	Treasury Stock	Total
(Amounts in thousands)	Shares	Amount
Balance, December 31, 2000	11,087	$1,109	$56,677	$(1,023)	$(987)	$(26,343)	$(228)	$29,205
Stock options exercised	66	6	261					267
Employee stock purchase plan	112	11	420					431
Stock options and warrants granted to consultants and vendors			232					232
Private placement	1,500	150	6,766					6,916
Stock warrants issued with bonds			1,739					1,739
Other			(344)					(344)
Translation adjustments					(92)			(92)
Net loss						(9,700)		(9,700)

Balance, December 31, 2001	12,765	$1,276	$65,751	$(1,023)	$(1,079)	$(36,043)	$(228)	$28,654

Stock options exercised	42	4	196					200
Employee stock purchase plan	143	15	436					451
Stock options and warrants granted to consultants and vendors			769					769
Issuance of restricted stock	100	10	147					157
Reduction of stockholders’ notes				1,023				1,023
Treasury shares acquired							(484)	(484)
Translation adjustments					221			221
Net loss						(37,903)		(37,903)

Balance, December 31, 2002	13,050	$1,305	$67,299	$—	$(858)	$(73,946)	$(712)	$(6,912)

Stock options exercised	339	34	1,364					1,398
Employee stock purchase plan	97	10	345					355
Employee stock incentive plan			135					135
Stock options and warrants granted to consultants and vendors			95					95
Private placement	8,425	842	40,902					41,744
Stock warrants issues with private placement			4,185					4,185
Translation adjustments					605			605
Net loss						(34,216)		(34,216)

Balance, December 31, 2003	21,911	$2,191	$114,325	$—	$(253)	$(108,162)	$(712)	$7,389

See notes to consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands)	2003	2002	2001
Cash flows from operating activities:
Net loss	$(34,216)	$(37,903)	$(9,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,548	9,160	7,355
Amortization	2,766	3,340	4,744
Provision for (recovery of) bad debts	(342)	4,698	3,807
Provision for obsolete inventory	1,670	4,193	1,991
Amortization of debt discount and debt issue costs	2,161	2,233	1,787
Write-down of assets	3,320	6,261	1,656
Discontinued operations	—	1,989	1,645
Loss on early retirement of debt	9,524	—	3,135
Loss (gain) on disposition of assets	290	604	(22)
Other	154	488	(172)
Changes in assets and liabilities:
Accounts receivable	3,131	3,334	(2,770)
Notes and installment sales receivable	323	(1,315)	(316)
Inventories	2,724	824	(3,699)
Other assets	1,892	(869)	(1,555)
Trade accounts payable	(2,539)	(1,242)	(474)
Accrued expenses	(1,966)	8,690	457
Other liabilities	(2,276)	583	(280)

Net cash provided by (used in) operating activities	(1,836)	5,068	7,589

Cash flows from investing activities:
Purchase of property and equipment	(5,242)	(5,288)	(15,007)
Proceeds from sales of property and equipment	13	1,772	504
Cash provided by discontinued operations	—	2,592	1,852
Increase in intangible assets	(150)	(990)	(1,446)
Proceeds from note receivable, divestiture of subsidiary	—	—	100
Proceeds from sale leaseback transactions	—	—	3,500

Net cash used in investing activities	(5,379)	(1,914)	(10,497)

Cash flows from financing activities:
Proceeds from long-term debt and notes payable	—	54	99,670
Principal payments on notes payable and long-term debt	(123)	(284)	(83,085)
Principal payments on capital leases	(1,513)	(2,163)	(2,019)
Principal payments of deferred license fees	(493)	(439)	(395)
Purchase of treasury stock	—	(223)	—
Proceeds from issuance of common stock and warrants	1,752	743	9,352
Proceeds from notes receivable - stockholders	—	227	—
Debt issuance costs	—	—	(7,975)
Proceeds from capital lease transactions	—	—	2,019

Net cash (used in) provided by financing activities	(377)	(2,085)	17,567

Increase (decrease) in cash and cash equivalents	(7,592)	1,069	14,659
Cash and cash equivalents, beginning of year	16,275	15,206	547

Cash and cash equivalents, end of year	$8,683	$16,275	$15,206

See notes to consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands)	2003	2002	2001
Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$13,138	$13,751	$8,444

State and federal taxes	$56	$55	$148

Supplemental schedule of non-cash investing and financing activities:
Retirement of debt	$40,000

Issuance of warrants	$4,261	$192

Transfer equipment to inventory	$74

Property and equipment acquired through capital lease	$48		$46

Acquisition of Australia subsidiary		$284	$518

Reduction of stockholders’ notes receivable		$455

Acquisition of treasury stock		$261

Gaming equipment leased to others acquired through capital lease			$2,000

Write-off of installment note and deferred revenue			$1,938

Reclassify notes payable from paid in capital			$341

Reclassify accrued liability to goodwill			$269

Divestiture of South America subsidiary, net of cash received			$400

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain items reported in the prior year have been reclassified to follow the Company’s current year’s reporting practice. Additionally, all intercompany activity has been eliminated.

Amounts disclosed in the accompanying footnote tables are shown in thousands while amounts included in text are disclosed in actual amounts.

1. Description of Business and Summary of Significant Accounting Policies

Description of Business:

Mikohn Gaming Corporation (referred throughout these notes, together with its subsidiaries as “Mikohn”, “the Company”, “we” or “our”) was incorporated in May 1986 in Nevada. Mikohn is a developer, manufacturer, and marketer of (i) proprietary branded slot machine and table games, including our Yahtzee® and Battleship® series of gaming machines and Caribbean Stud® table game, (ii) interior signage and related electronic components, slot game glass displays, and special order slot games, and (iii) electronic player tracking, game monitoring/accounting and progressive jackpot systems for slot and table game operations. The Company’s current facilities are in North America, the Netherlands, and Australia.

Our worldwide operations are concentrated in three principal business segments: slot and table games, product sales and systems.

Slot and Table games. We established our slot and table game business unit in 1993 to develop, acquire, and distribute proprietary games, and these have become increasingly important to our business. We own or license the rights to several categories of proprietary games, which we place in casinos under lease arrangements. These leases provide for fixed rental payments or a participation in the game’s operating results.

Product Sales. We have been providing gaming products and equipment around the world since 1987. First selling progressive jackpot systems, we expanded to sign manufacturing and other related products. Our gaming products are found in almost every major gaming jurisdiction worldwide and include:

•	interior signage;

•	electronic components;

•	slot glass displays; and

•	special order, oversized and other slot machines for sale.

Customers for our gaming products include casinos, slot machine manufacturers, operators of wide-area gaming networks and lottery authorities.

Systems. We also sell or lease software and electronic components for player tracking and slot machine and table game monitoring/accounting systems along with progressive jackpot systems to casino operators and governmental agencies.

Acquisitions / Divestitures of Subsidiaries:

On November 15, 2001, the Company converted $0.5 million of debt owed from Mikohn Gaming Australia (“MGA”) into 20,000,000 shares of MGA, thereby increasing our ownership from 50% to approximately 92%. Prior to this transaction, the Company had accounted for this unconsolidated subsidiary using the equity method whereby the Company would record a 50% share of earnings or losses of this subsidiary. Subsequent to this transaction, the Company now consolidates all accounts of this subsidiary into its consolidated financial statements. From January 1, 2001 to November 15, 2001, approximately $0.7 million was charged to product sales revenues for the equity in losses of this affiliate. For the period November 15, 2001 to December 31, 2001, MGA accounted for approximately $1.0 million in revenues, $0.3 million in gross profit and $0.4 million in net loss. The Company acquired current assets of approximately $2.5 million (principally inventory) and non-current assets of approximately $1.0 million (principally intangible assets). Liabilities, principally accounts payable and accrued liabilities, of approximately $1.0 million were assumed. Additionally, the related party’s receivable from MGA to the Company of approximately $2.8 million, subsequent to the reduction of approximately $0.5 million of the amount owed from MGA to the Company for the 20,000,000 shares of MGA, was eliminated from the assets of the Company.

In October 2001, the Company completed the sale of 50% of its interest in Mikohn Latin America S.A. Certain officers and management of Mikohn Latin America, through RLP Holdings, purchased a 50% interest for approximately $0.5 million in cash and a note. The Company accounts for the financial results of this entity using the equity method since October 2001. Equity in earnings and losses of the affiliate is now charged to revenues on a monthly basis with a corresponding charge to the Company’s investment in subsidiary account. Prior to the 50% divestiture, the financial results of Mikohn Latin America were included in the consolidated results of operations. Through September 30, 2001, Mikohn Latin America accounted for approximately $2.2 million in revenues, $0.9 million in gross profit, and net income of approximately $0.1 million. From October to December 2001, approximately $0.3 million of equity in losses of affiliates is included in product sales revenues. From this divestiture, the Company divested itself, for consolidation accounting purposes, of approximately $2.1 million of current assets (principally accounts receivable and inventory), approximately $1.0 million of non-current assets (principally property and equipment) and approximately $0.7 million of liabilities (principally accounts payable and accrued liabilities). Additionally, an intercompany payable of approximately $1.3 million, owed from Mikohn Latin America to the Company at the time of the divestiture, was converted into a note receivable from related party.

On May 14, 2002, the Company acquired 1,744,403 shares of MGA from TAB. These shares represented approximately 8% of the issued and outstanding shares of MGA, increasing the Company’s ownership in this subsidiary to 100%. The purchase price for the shares was approximately $1.1 million, with $0.8 million payable on closing and a promissory note for approximately $0.3 million. The promissory note is due June 30, 2005 and bears interest at 5% per annum due at maturity. Simultaneously with the purchase of these shares, the Company and TAB amended their existing licensing agreement granting TAB additional rights to operate a Mystery® Linked Jackpot system in New South Wales. In consideration for these additional rights, TAB agreed to pay a fee of approximately $0.8 million within seven days after execution of the agreement and to pay an additional fee, aggregating a minimum of approximately $0.6 million over three years, in the amount of approximately $8.00 per month per game connected to the system. The Company and TAB agreed that monies owed by the Company to TAB for the purchase of the shares in MGA could be offset by the monies owed by TAB to the Company under the terms of the amended license agreement.

On September 20, 2002 the Company completed the sale of its remaining 50% interest in its Latin American subsidiary as part of the restructuring initiatives. The interest was sold for approximately $0.4 million consisting of a cash payment of $0.1 million in October 2002 and a note for approximately $0.3 million paid in full on November 15, 2002 in accordance with the terms of the agreement. A charge of approximately $1.8 million was recorded to reflect the forgiveness of an intercompany debt from the subsidiary to the Company. As a result of the Company’s divestiture of its Latin American Subsidiary, goodwill related to the Latin American subsidiary was deemed to have been impaired during the quarter ended September 30, 2002. Therefore the Company recorded a goodwill impairment loss of approximately $0.4 million.

During the third quarter of 2002, in connection with its restructuring plan, the Company decided to divest its exterior sign operations in the product sales segment. On October 1, 2002 the Company reached a definitive agreement to sell the exterior sign operation. The transaction closed on October 31, 2002 for $1.7 million consisting of cash payments received in September and October 2002 of $0.5 million and $0.7 million, respectively, and a note for $0.5 million paid on December 31, 2002. As a result of the sale, a charge of approximately $1.1 million related to the impairment of the exterior sign operations assets, net of the expected proceeds, was recorded as was the loss from normal operations of the business. The loss from discontinued operations is shown net of an income tax benefit of 34% applied to the pretax loss from the discontinued operations. The operating results of this business are presently reflected as Discontinued Operations in the accompanying condensed consolidated statements of operations for the years ended December 31, 2002 and 2001.

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

Beginning in October 2001, the Company reported this entity’s operations under the equity method of accounting. On September 20, 2002 the Company completed the sale of its remaining 50% interest in Mikohn Latin America S.A. From October 1, 2002 to December 31, 2003, the consolidated financial statements do not include any results of Mikohn Latin America S.A. Additionally, in November 2001, the Company acquired an additional 42% interest in the capital of MGA. This subsidiary had previously been accounted for using the equity method. However, because the Company, beginning in November 2001, owned approximately 92% of this subsidiary, the accounts of MGA are consolidated with the accounts of Mikohn Gaming Corporation and other majority-owned subsidiaries. On May 14, 2002, the Company increased its ownership in MGA to 100%.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and temporary investments with high quality institutions. At December 31, 2003, the Company had deposits with high quality institutions in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

Fair Values of Financial Instruments. In accordance with reporting and disclosure requirements of the Statement of Financial Accounting Standards (“SFAS”) No. 107 - Disclosures about Fair Values of Financial Instruments, the Company calculates the fair value of financial instruments and includes this information in the Company’s Notes to Consolidated Financial Statements when the fair value is different than the book value of those financial instruments. When fair value is equal to book value, no disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved.

Receivables and Allowance for Doubtful Accounts. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. We also record reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.

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

In January 2003, the Company amended its service agreement with Aristocrat Technologies, Inc. (“ATI”) to allow ATI to provide slot machines for the Company’s slot route. The agreement contemplated the replacement of the Company’s operating slot machines with ATI’s slot machines over 18 to 24 months beginning March 2003. As a result of this amendment to the ATI agreement, the Company determined that the estimated remaining useful life of its slot machines has been reduced to 24 months. Consequently, the Company has accelerated the depreciation of these slot machines resulting in additional depreciation expense of approximately $2.0 million for the year ended December 31, 2003, respectively, and an estimated additional expense of $2.0 million for the year ended December 31, 2004. In June 2003, the Company and ATI terminated its agreement. The Company will continue to depreciate its slot machines based on the current estimated useful lives of the equipment and in accordance with its desire to pursue similar agreements to utilize other manufacturers’ slot machines on a going-forward basis. In connection with this change in our business model, we incurred approximately $2.5 million of other expenses related to the write-down of obsolete slot machines and related hardware.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets, such as the Company’s perpetual license, are no longer amortized but are subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, software development costs, trademark and proprietary property rights and license and non-compete agreements will continue to be amortized over their useful lives. Management performs reviews quarterly to determine if the carrying value of intangible assets is impaired. Such reviews include an independent valuation performed on certain intangible assets. The purpose of these reviews is to identify any facts or circumstances, either internal or external, which may indicate that the carrying value of the assets may not be recoverable from related future, undiscounted cash flows.

Deferred License Fees. Shuffle Master licensed certain of its intellectual property to Mikohn including rights under its coin sensing patents and multi-tiered game wagering patents. For these rights, Mikohn agreed to pay Shuffle Master future noncancellable royalties of approximately $0.6 million per year over five years ending in 2004.

Deposits and Product Sales Recognition. Deposit liabilities represent amounts collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed.

Other Assets. Other long term assets represent primarily unamortized loan fees related to the Senior Secured Notes of approximately $3.6 million and $7.0 million and security deposits for building and equipment leases of approximately $1.0 million and $1.2 million at December 31, 2003 and 2002, respectively.

Commitments and Contingencies. The Company is involved in various legal proceedings. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable.

Foreign Currency Translation. The Company classifies foreign currency gains/(losses) on its long-term investments in its foreign subsidiaries as adjustments to the equity section of the balance sheet.

Foreign subsidiaries report their financial results in U. S. dollars by using translation rates at the end of the period for balance sheet accounts, except for those accounts, which are required to be reported at historical amounts, and by using an average translation rate for the period for income statement accounts.

Revenue Recognition. The Company recognizes revenue depending on the line of business as follows:

Revenues from slot and table games relates to our slot and table games segment and consists of: (i) lease fees, route income and royalties we receive from casinos who install our proprietary games, (ii) proceeds from the sale of slot machine hardware purchased or leased by us and (iii) license fees we receive from third party manufacturers and distributors who incorporate our proprietary games into their products. Slot and table game sales are executed by a signed contract or a customer purchase order. Revenue is recognized when the completed product is delivered. If the agreement calls for Mikohn to perform an installation after delivery, revenue related to the installation is recognized when the installation has been completed and accepted by the customer. License fees for slot and table game titles are recognized in accordance with Statement of Position 97-2 Software Revenue Recognition (“SOP 97-2”).

Product sales revenues consist primarily of sales of interior signage and related electronic components. Product sales are executed by a signed contract or customer purchase order. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. If the agreement calls for Mikohn to perform an installation after delivery, revenue related to the installation is recognized when the installation has been completed and accepted by the customer.

Systems revenues are primarily comprised of software, hardware and support services. Sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine activity and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with Statement of Position 97-2 - Software Revenue Recognition (“SOP 97-2”). System sales are considered multiple element arrangements because they include hardware, software, installation, training and post-sale customer support. System sales are evidenced by a signed contract. Follow-up spare parts and hardware-only sales are evidenced by a purchase order. Revenue for system sales is recognized when: (i) there is a signed contract with a fixed determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered, installed, training has been completed and acceptance has occurred. Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and do the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.

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

Stock-Based Compensation. At December 31, 2003, the Company has stock-based employee and director compensation plans which are described more fully in Note 14 The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

(Amounts in thousands, except per share amounts)	2003	2002	2001
Net loss, as reported	$(34,216)	$(37,903)	$(9,700)
Add: Reported stock-based compensation expense	154	488	79
Deduct: Pro-forma stock based employee compensation expense determined under fair value method	(956)	(852)	(925)

Pro forma net loss	$(35,018)	$(38,267)	$(10,546)

Earnings (loss) per share:
As reported -
Basic and diluted	$(2.33)	$(2.95)	$(0.83)

Proforma -
Basic and diluted	$(2.38)	$(2.98)	$(0.90)

Equity Instruments Issued to Consultants and Vendors. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18 - Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 - Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement, resulting in a current year expense of less than $0.1 million. The number of uncancelled options issued to consultants at December 31, 2003, was approximately 124,000.

In addition, the Company has received from Hasbro and Ripley licensing rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Yahtzee®, Monopoly®, Battleship®, Trivial Pursuit® and Ripley’s—Believe It or Not!®. In exchange for these license agreements, the Company granted Hasbro and Ripley warrants to purchase shares of the Company’s common stock for each license.

Related Party Transactions. David J. Thompson announced his resignation as chief executive officer effective August 16, 2002 and, on March 21, 2003, Mr. Thompson announced his retirement as chairman of the board of directors. According to the provisions of Mr. Thompson’s chief executive officer severance agreement, the Company recorded a charge of approximately $3.3 million, of which $1.5 million in cash payments were made during the year ended December 31, 2002. In addition, approximately $0.3 million of the chief executive officer severance agreement was applied by Mr. Thompson to repay outstanding loans and advances owed to the Company. In March 2003, as part of his retirement package, the Company paid the remaining amounts owed Mr. Thompson totaling approximately $1.4 million and agreed to pay certain legal costs incurred by him in the approximate amount of $0.5 million. These amounts, excluding the legal costs, are included in the severance expense amounts discussed in Note 8.

Software Development Capitalization. The Company previously capitalized costs related to the development of certain software products that meet the criteria under SFAS No. 86 - Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company did not capitalize any costs during the year ended December 31, 2003. Costs capitalized for the years ended December 31, 2002 and 2001 were approximately $0.6 million and $0.7 million, respectively, and are included in the “Intangible assets” caption on the accompanying balance sheet.

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

Guarantees. In November 2002, the FASB issued FIN No. 45, (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34 - which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant or contingent liabilities of the indebtedness of others.

Use of Estimates and Assumptions. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies require that we apply significant estimates, judgments and assumptions, that we believe are reasonable, in calculating the reported amounts of certain assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. By their nature, these estimates are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of know industry trends, and information available from outside sources, as appropriate. On a regular basis, we evaluate our estimates including those related to lives assigned to our assets, the determination of bad debts, inventory valuation reserves, asset impairment and self-insurance reserves. There can be no assurance that actual results will not differ from our estimates.

2. Fair Values of Financial Instruments

The following table presents the carrying amount and estimated fair market value (“FMV”) of financial instruments at December 31, 2003:

(Amounts in thousands)	Carrying Amount	Estimated FMV
Assets:
Notes and installment sales receivable	$598	$584

Liabilities:
Long-term debt and capital leases	$66,128	$66,745

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

3. Receivables

Accounts receivable at December 31, 2003 and 2002 consist of the following:

(Amounts in thousands)	2003	2002
Trade accounts	$12,737	$15,572
Other	756	998

Subtotal	13,493	16,570
Less: allowance for doubtful accounts	(1,996)	(2,284)

Net	$11,497	$14,286

Installment sales and notes receivable at December 31, 2003 and 2002 consist of the following:

(Amounts in thousands)	2003	2002
Installment sales	$598	$921
Notes	1,500	1,500

Subtotal	2,098	2,421
Less: allowance for doubtful accounts	(1,500)	(1,500)

Net	$598	$921

Current portion	$501	$513

Changes in the allowance for doubtful accounts for the years ended December 31, 2003 and 2002 are as follows:

(Amounts in thousands)	2003	2002
Allowance for doubtful accounts - beginning	$3,784	$2,406
Provision/(recovery) of bad debts	(342)	4,698
Write - offs	(1,060)	(3,635)
Recoveries	1,114	315

Allowance for doubtful accounts - ending	$3,496	$3,784

The activity in the allowance for doubtful accounts balance during 2003 included approximately $0.8 million of a partial recovery from a customer whose account was fully reserved for and determined to be uncollectible. Of the approximately $0.5 million of the provision for bad debt during 2003, approximately $0.4 million are related to the Company’s corporate expenses and approximately $0.1 million are related to the Company’s product sales business segment.

The activity in the allowance for doubtful accounts balance during 2002 included approximately $4.2 million of significant charges taken during the third quarter. A charge of approximately $1.7 million was recorded to reflect the forgiveness of an intercompany debt related to the Company’s sale of its 50% interest in its Latin American subsidiary as part of the restructuring initiatives. Additionally a charge of $1.5 million was taken to reserve a loan made to a company, which in turn granted the Company an exclusive license to manufacture and distribute its video poker games. Based on the debtor’s financial condition and uncertainties surrounding the future business plan related to the proprietary games, a reserve was recorded. Various other uncertainties with other debtors caused the Company to record an additional $1.0 million. Of the approximately $4.2 million of charges taken in the third quarter of 2002, approximately $1.5 million are related to the Company’s gaming license fee business segment and approximately $2.7 million are related to the Company’s product sales business segment.

4. Inventories

Inventories at December 31, 2003 and 2002 consist of the following:

(Amounts in thousands)	2003	2002
Raw materials	$8,278	$9,689
Finished goods	1,773	3,924
Work-in-progress	686	1,037

Subtotal	10,737	14,650
Less: reserve for obsolete inventory	(4,479)	(4,072)

Total	$6,258	$10,578

Changes in the reserve for obsolete inventory for the years ended December 31, 2003 and 2002 are as follows:

(Amounts in thousands)	2003	2002
Reserve for obsolete inventory - beginning	$4,072	$5,001
Provision for obsolete inventory	1,670	4,193
Write-offs	(1,263)	(5,122)

Reserve for obsolete inventory - ending	$4,479	$4,072

The activity in the provision for obsolete inventory during 2003 included charges for certain inventories that were deemed obsolete and slow-moving for a specialized product line, slot machines and table games and the related repair parts. Of the approximately $1.7 million of charges for obsolete inventory taken in 2003, approximately $1.6 million is related to the product sales business segment and approximately $0.1 million is related to the slot and table games business segment.

The activity in the provision for obsolete inventory during 2002 included approximately $4.0 million of significant charges taken in the third quarter. Certain inventories were deemed obsolete in the quarter as the Company, in accordance with its restructuring plan, entered into arrangements to outsource certain international sign assembly operations and to discontinue the pursuit of certain European system sales related to the tracking of arcade devices. These charges amounted to approximately $1.0 million. Additionally, the Company wrote down slow-moving inventories for specialized electronic meters, slot machines and finished signs in the amount of approximately $3.0 million as targeted sales levels were not achieved. Of the approximately $4.0 million of charges for obsolete inventory taken in the third quarter of 2002, approximately $0.2 million are related to the Company’s slot and table games business segment and approximately $3.8 million are related to the Company’s product sales business segment.

5. Property and Equipment

Property and equipment at December 31, 2003 and 2002 consist of the following:

(Amounts in thousands)	2003	2002
Buildings and leasehold improvements	$1,090	$866
Machinery and equipment	4,760	6,013
Equipment leased to others	22,879	29,385
Furniture and fixtures	6,283	6,701
Transportation equipment	914	1,032

Subtotal	35,926	43,997
Less: accumulated depreciation	(24,057)	(22,173)

Total	$11,869	$21,824

Depreciation expense for property and equipment was approximately $11.5 million, $9.2 million and $7.4 million for the years ended December 31, 2003, 2002 and 2001, respectively

6. Goodwill and Intangible Assets

Intangible assets at December 31, 2003 and 2002 consist of the following:

(Amounts in thousands)	2003	2002
Perpetual license	$55,019	$55,019
Patent and trademark rights	10,212	10,269
Covenants not to compete	377	9,847
Software development costs	2,158	2,158
License fees	250	100
Proprietary property rights / other	834	834

Subtotal	68,850	78,227
Less: accumulated amortization	(13,344)	(20,389)

Total	$55,506	$57,838

Goodwill at December 31, 2003 and 2002 consists of the following:

(Amounts in thousands)	2003	2002
Goodwill	$4,974	$4,974
Less: accumulated amortization	(2,114)	(2,114)

Total	$2,860	$2,860

The change in the net carrying amount of intangible assets during the year ended December 31, 2003, is due primarily to amortization expense.

In accordance with SFAS No. 142, the company performs an impairment analysis on all of its long-lived and intangible assets on a quarterly basis. For indefinite lived assets including perpetual licenses and goodwill, an independent valuation is performed annually, to determine if any impairment has occurred. An independent valuation test as of September 30, 2003, and September 30, 2002, did not result in any impairment.

A reconciliation of the previously reported net loss and loss per share for the comparable prior years adjusted for the elimination of amortization expense recorded on goodwill and indefinite life intangible assets as a result of the adoption of SFAS No. 142, net of income taxes, is as follows:

(Amounts in thousands)	2003	2002	2001
Reported net loss	$(34,216)	$(37,903)	$(9,700)
Add back: goodwill and indefinite life intangible asset amortization	—	—	1,782

Adjusted net loss	$(34,216)	$(37,903)	$(7,918)

Reported basic and diluted loss per share	$(2.33)	$(2.95)	$(0.83)
Add back: goodwill and indefinite life intangible asset amortization	—	—	0.15

Adjusted basic and diluted loss per share	$(2.33)	$(2.95)	$(0.68)

The net carrying value of goodwill and other intangible assets as of December 31, 2003 is comprised of the following:

	Net Amount Allocated by Segment
(Amounts in thousands)	Slot and Table Games	Product Sales	Corporate	Total
Goodwill	$2,860	$—	$—	$2,860
Indefinite life intangible asset (perpetual license)	50,532	—		50,532
Definite life intangible assets (detail below)	3,034	397	1,543	4,974

Total	$56,426	$397	$1,543	$58,366

The net carrying value of goodwill and other intangible assets for the systems business segment as of December 31, 2003 was $0.

The net carrying value of goodwill ($2.9 million) as of December 31, 2003 is included in the geographic operations of North America ($2.5 million) and Australia / Asia ($0.4 million).

Definite life intangible assets as of December 31, 2003, subject to amortization, are comprised of the following:

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patent and trademark rights	$10,212	$(6,854)	$3,358
Covenants not to compete	377	(342)	35
Software development costs	2,158	(1,140)	1,018
License fees	250	(84)	166

Proprietary property rights / other	834	(437)	397

Total	$13,831	$(8,857)	$4,974

Amortization expense for definite life intangible assets was approximately $2.4 million, $3.0 million and $4.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

(Amounts in thousands)
2004	$1,599
2005	1,475
2006	1,185
2007	285
2008	114
Thereafter	316

Total	$4,974

7. Accrued Liabilities

Accrued liabilities at December 31, 2003 and 2002 consist of the following:

(Amounts in thousands)	2003	2002
Payroll and related costs	$2,862	$1,897
Income taxes	2,596	2,726
Interest	1,333	2,132
Royalties	641	1,455
Restructuring and severance expense	703	2,157
Other	561	874

Total	$8,696	$11,241

8. Other Expense / Asset Write-Downs

Year Ended December 31, 2003

During the fourth quarter valuation review of its operating assets, the Company determined that the assets described below no longer generated sufficient cash flow to support their carrying value. These assets are comprised of approximately 520 slot machines, and the related signs, meters and electronics, and certain non-branded assets including Mini Berthas™ and Flip-It™. The charge recorded in the fourth quarter of 2003 related to these assets totaled approximately $2.5 million. Additionally, the Company decided to write-down equipment in its manufacturing facility and corporate offices that it no longer uses and recorded a charge for approximately $0.8 million, in the fourth quarter of 2003.

Included in other expense / asset write-down expense in the consolidated statements of operations for the year ended December 31, 2003 is approximately $0.6 million of employee severance costs for approximately 80 terminated employees principally from reductions in service, international and management personnel during the first quarter of 2003 and approximately $0.3 million related to the closing of the manufacturing facility at the Company’s European subsidiary during the fourth quarter of 2003. At December 31, 2003, approximately $0.1 million of these expenses remained unpaid.

Also included in other expense / asset write-down expense for 2003 is a charge of approximately $0.6 million for the separation and post-employment agreement of a former officer and director of the Company. From January 2004 to December 2006, the Company is required to pay this individual approximately $0.2 million annually. At December 31, 2003, approximately $0.6 million of these expenses remained unpaid.

In addition, the legal expenses incurred by the former CEO in connection with licensing issues in several jurisdictions in the amount of approximately $0.8 million, and audit fees related to the reaudit of the Company’s 2000 and 2001 financial statements in the amount of approximately $0.2 million were also included in other expense / asset write-down.

In connection with the Company’s October 2003 retirement of $40.0 million of its Senior Secured Notes (“Notes”), the Company incurred a loss for the early retirement of debt, totaling approximately $5.2 million. The loss includes a charge of approximately $1.6 million for the premium paid on the repurchase of the Notes and non-cash charges to write-off approximately $2.0 million and approximately $1.6 million of the portions of unamortized bond issue costs and unamortized discount for the Notes retired, respectively. In addition, the Company recorded a non-cash charge of approximately $4.2 million to expense the warrants issued to extinguishing bondholders. These amounts are included in loss on early retirement of debt caption in the Company’s consolidated financial statements

Year Ended December 31, 2002

Restructuring Plan

During the third quarter of 2002, the Company initiated a restructuring plan for certain of its operations. The restructuring plan was designed to achieve various objectives, principally related to reducing costs, streamlining operations and improving financial performance on an ongoing basis. The Company’s Board of Directors approved the plan in August 2002, which was subsequently acted upon by management during the third quarter of 2002. The principal restructuring initiatives included:

•	Replacing the Chief Executive Officer, Chief Financial Officer and certain other executives;

•	Eliminating approximately 20% of the Company’s permanent work force;

•	Divesting non-core business units and product lines;

•	Disposing under-utilized assets;

•	Consolidating interior sign production capacity into one facility;

•	Streamlining certain of the Company’s warehousing and slot route assembly operations; and

•	Outsourcing and streamlining certain of the Company’s international sign operations.

As a result of implementing the above initiatives, the Company recorded certain restructuring expenses, severance expenses, loss from discontinued operations ($2.0 million net of income taxes) and certain other significant operating costs during the third quarter 2002. The Company also recorded an impairment loss relating to certain of its indefinite and definite-lived intangible assets, property and equipment and inventories. These impairment charges were recorded based on valuation analyses whereby it was determined that cash flow, earnings and other key operational criteria no longer supported the carrying values of these assets. In addition, the Company took a charge to write-down the assets of its exterior sign operations, net of expected proceeds. The charges totaled $16.7 million for the year ended December 31, 2002, and are described below.

A restructuring expense for the year ended December 31, 2002 of approximately $0.9 million are principally non-officer employee severance costs for approximately 130 terminated employees related to a restructuring plan. Excluding the Company’s research and development and sales personnel, all employee groups within the Company were affected by the terminations. At December 31, 2003, all costs described above have been paid.

Additionally, a restructuring charge of approximately $3.3 million was taken to accrue the present value of long-term building lease commitments, which in accordance with the actions taken by the Company, will not be utilized as of specified dates as certain business operations have been streamlined, consolidated or divested. The leases are for one building located in Gulfport, Mississippi and for two buildings located in Las Vegas, Nevada. The building lease in Mississippi has a term, which expires in August 2015, while the two leases in Nevada have terms expiring in July 2004 and December 2017. On a quarterly basis through July 2004, the Company plans to remit cash of approximately $0.3 million under the lease agreements. Subsequent to July 2004, the Company plans to remit cash of approximately $0.1 million quarterly. At December 31, 2003 approximately $2.7 million of this accrual remains unpaid. The Company is subleasing one of the Las Vegas Buildings and is currently seeking tenants for subleasing the other buildings.

Also, a restructuring charge for write-downs of certain property and equipment to their net realizable value in relation to the curtailment of planned business operations with certain assembly facilities and the sale of certain real estate. Specifically, a charge for approximately $1.5 million was recorded for various leasehold improvements, machinery and equipment and real estate. Of the $1.5 million, a building owned by the Company in Las Vegas, Nevada, was sold for approximately $0.5 million less than its book value of $2.2 million. The Company realized net cash proceeds of $1.7 million from this sale in November 2002.

An impairment loss was recorded during the third quarter of 2002 for certain definite-lived intangible assets. Management ascertained that the actual and targeted revenues, earnings and cash flows generated from the assets, no longer supported certain of its definite-lived intangible assets. Based thereon, the Company recorded approximately $3.9 million in write-downs of these impaired intangible assets. The write-downs consisted primarily of a license agreement related to certain table game hardware of approximately $1.0 million, software costs related to Monopoly® table games of approximately $0.6 million, proprietary rights and software development costs related to our table game tracking system of approximately $1.5 million and capitalized costs associated with patents that are no longer deemed useful of approximately $0.7 million.

The Company maintains certain indefinite-lived intangible assets as part of its consolidated financial statements, principally in a perpetual license related to its casino table game operations and, to a limited extent, goodwill related to its slot route operations and international operations. A valuation test as of January 1, 2002 did not result in any impairment. However, as a result of the Company’s divestiture of its Latin American Subsidiary, goodwill related to the Latin American subsidiary was deemed to have been impaired during the third quarter of 2002. Therefore, the Company recorded a goodwill impairment loss of approximately $0.4 million.

In connection with the restructuring initiatives and a third quarter valuation review of its long-lived assets, the Company determined that the assets described below no longer generated sufficient cash flow to support their carrying value. These assets are comprised of approximately 200 reel-spinning slot machines and certain non-branded assets including MoneyTime™, a proprietary jackpot system consisting of slot machines, signs, meters and related electronics. The impairment charge recorded in the third quarter of 2002 related to these assets totaled approximately $1.7 million. Additionally, the Company decided to no longer use certain trade show equipment, after returning from its annual trade show in September 2002, and recorded a charge for approximately $0.2 million, in the third quarter of 2002.

A severance expense caption for the year ended December 31, 2002 was recorded for the separation and post-employment agreements of the Company’s former CEO, CFO and another officer. Including severance and other provisions of the agreements, the total charge was approximately $4.8 million of which $2.0 million was paid to these individuals during the year ended December 31, 2002. Approximately $0.6 million of the severance expense was applied by the former CEO and CFO to repay outstanding loans and advances owed to the Company. In March 2003, the Company paid its former CEO all remaining amounts owed him totaling $1.4 million in conjunction with his retirement as Chairman of the Board of Directors. Severance expense totaling approximately $1.8 million has been paid to these individuals during the year ended December 31, 2003. From January 2003 through August 2006, the Company’s is required to pay approximately $0.2 million annually. At December 31, 2003, approximately $0.4 million of these expenses remained unpaid.

Year ended December 31, 2001

Two of the Company’s operating units incurred losses during 2001. Although the Company initially believed future business plans during 2001 did not necessitate impairment losses relating to these operating units, the downturn in the economy in the latter part of 2001 and an assessment of the backlog of these operating units in the fourth quarter of 2001 and the first quarter of 2002 caused the Company to record an impairment loss of approximately $0.5 million, principally for goodwill of two of these operating units. These charges relate to our corporate and product sales operations.

Additionally, the Company decided in the fourth quarter that it would no longer use certain long-lived nonoperating assets. Since these assets, principally related to trade shows, non-compete agreements and slot route revenue production, were deemed to no longer benefit the Company, the Company recorded an impairment charge of approximately $1.2 million. These charges relate to our corporate operations and our slot and table games business segment.

9. Debt and Capital Leases

Long-term debt and capital leases at December 31, 2003 and 2002 consists of the following:

(Amounts in thousands)	2003	2002
11.875% Senior Secured Notes due August 15, 2008, net of unamortized discount of $2,412 and $4,732	$62,588	$100,268
Capital leases secured by transportation, gaming and manufacturing equipment, interest rates between 4.1% and 13.19% and due through 2006. the related capitalized cost for these leases is $1,937 and $5,425	644	2,137
Unsecured promissory note to TAB, Ltd. bearing interest at 5%, principal and interest due June 30, 2005	284	284
Notes payable secured by transportation and office equipment, interest rates between 0% to 12% due through 2004	121	109
Unsecured notes payable to individuals bearing interest at 10% due through 2003	—	44
Other	79	142

Total	63,716	102,984
Less: current portion	(727)	(1,654)

Long-term portion	$62,989	$101,330

The following is the long - term debt maturity schedule:

(Amounts in thousands)
2004	$727
2005	398
2006	3
2007	—
2008	62,588

Total	$63,716

During 2003, we completed a private placement for approximately $45.0 million from selling 8.4 million shares of our Common Stock at a price of $5.34 per share and warrants to acquire an additional 2.1 million shares at an exercise price of $5.875 per share. Proceeds from the transaction were used to repurchase and retire $40.0 million of the Company’s Notes and to pay the associated fees and costs. This transaction will reduce our annual interest expense by approximately $4.0 million. This refinancing resulted in the incurrence of $9.5 million of non-cash charges ($5.3 million related to the write-off of unamortized bond discounts and $4.2 million related to the implied fair value of warrants issued in the refinancing), including $3.4 million of transaction fees and expenses.

In February 2002, the Company completed the acquisition of a $17.5 million working capital revolving line of credit facility (the “Facility”) with Foothill Capital Corporation (“Foothill”). During 2003, the working capital facility was amended, due to EBITDA covenant restrictions, which reduced the available capacity of the facility to $12.5 million. Once we have achieved EBITDA of $20.0 million for three consecutive quarters the capacity of the facility will revert to the entire $17.5 million. Each of these steps is intended to give us greater flexibility to execute our business plan.

As of September 30, 2003 and December 31, 2003, the Company was not in compliance with its covenant to maintain minimum amounts of annual EBITDA of $20.0 million for the twelve months ended September 30, 2003 and December 31, 2003. Foothill has issued the Company a waiver of the covenant default for these periods. As of December 31, 2003, the Company had not drawn on the Facility.

On May 14, 2002, the Company acquired 1,744,403 shares of Mikohn Australasia Pty Limited (“MGA”) from TAB Limited (“TAB”). These shares represented 8% of the issued and outstanding shares of MGA, increasing the Company’s ownership in this subsidiary from 92% to 100%. The purchase price for the shares was approximately $1.1 million, with $0.8 million payable on closing and a promissory note for approximately $0.3 million. The promissory note is due June 30, 2005 and bears interest at 5% per annum due at maturity.

On August 22, 2001, the Company completed the private placement of $105.0 million of its 11.875% Senior Secured Notes (“Notes”) due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. Interest payments are due on May 1 and November 1 until 2008. The Notes are secured by a security interest in certain of the Company’s assets and certain assets of its subsidiaries. On or after August 15, 2005, the Company will have the right to redeem all or some of the Notes at a price that will decrease over time from 105.938% of the principal amount in 2005 to 100.0% of the principal amount in 2007, plus accrued and unpaid interest. The Notes include a covenant whereby the Company may only purchase additional slot machines if it maintains $5.0 million of available liquidity, as defined. The Company is in compliance with this covenant as of December 31, 2003.

Each warrant issued entitles the holder to purchase four shares of our common stock at a price of $7.70. The warrants expire on August 15, 2008. The fair market value of the warrants at date of issue was recorded as additional paid in capital.

On October 22, 2003, the Company completed its sale of 8.4 million shares of its Common Stock at a price of $5.34 per share and warrants to acquire an additional 2.1 million shares at an exercise price of $5.875 per share. Proceeds from the transaction were used to repurchase and retire $40.0 million of the Company’s Notes.

10. Commitments and Contingencies

We lease certain of our facilities and equipment under various agreements for periods through the year 2017. The following schedule shows the future minimum rental payments required under these operating leases, which have initial or remaining non - cancelable lease terms in excess of one year as of December 31, 2003:

(Amounts in thousands)	Minimum Payments	Sublease Rentals	Net Minimum Payments
2004	$4,838	$(246)	$4,592
2005	2,796	(205)	2,591
2006	2,636	—	2,636
2007	2,256	—	2,256
2008	2,174	—	2,174
Thereafter	7,260	—	7,260

Total	$21,960	$(451)	$21,509

Rent expense, net of sublease rentals, was $8.6 million, $8.8 million and $7.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

A former supplier to the Company has alleged that the Company has an outstanding commitment to purchase certain electronic components in the amount of approximately $0.5 million. The Company does not believe that the amount or the alleged contractual relationship are valid and does not plan to acquire the components.

A lease agreement for a building in Las Vegas, NV contains a minimum net worth requirement stating that if the net worth of the Company falls below a specified threshold, the Company must provide the landlord with a letter of credit to secure future rent payments. During the year ended December 31, 2002, the Company’s minimum net worth did not meet the requirements under the lease agreement. Because of the violation, the Company placed in escrow $1.0 million for a letter of credit to secure future rent payments and potentially could be obligated to purchase an additional $2.0 million letter of credit if subsequent minimum net worth requirements are not met.

The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management knows of no matter, pending or threatened, that in its judgment will or might have a material adverse effect on the Company or its operations.

11. Income Taxes

The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consist of:

(Amounts in thousands)	2003	2002	2001
Current	$(13)	$456	$—
Deferred	—	—	—

Total provision	$(13)	$456	$—

Continuing operations	$(13)	$1,480	$847
Discontinued operations	—	(1,024)	(847)

Total provision	$(13)	$456	$—

The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 differs from the amount computed at the federal income tax statutory rate as a result of the following:

(Amounts in thousands)	2003	%	2002	%	2001	%
Amounts at statutory rate	$(11,980)	(35.0)%	$(13,266)	(35.0)%	$(3,395)	(35.0)%
Adjustments:
State income tax and other	(183)	(0.5)%	15	0.0%	(142)	(1.5)%
Non-deductible expenses	55	0.2%	120	0.3%	47	0.5%
Tax credits	—	—	—	—	(200)	(2.1)%
Valuation allowance	12,095	35.3%	13,587	35.9%	3,690	38.1%

Total provision	$(13)	—	$456	1.2%	$—	—

The components of the net deferred tax liability at December 31, 2003 and 2002 consist of the following:

(Amounts in thousands)	2003	2002
Deferred tax assets:
Current:
Inventory book / tax differences	$2,903	$2,634
Prepaid expenses and other	1,291	679
Valuation allowance	(881)	—

Subtotal	3,313	3,313

(Amounts in thousands)	2003	2002
Noncurrent:
Deferred revenue	$301	$1,067
Tax credits	1,388	1,388
Intangible assets	4,052	519
Net operating loss carryforward	30,648	24,992
Valuation allowance	(33,654)	(21,682)

Subtotal	2,735	6,284

Total deferred tax assets	6,048	9,597

Deferred tax liabilities:
Current:	—	—
Noncurrent:
Perpetual license	18,293	18,150
Sale leaseback	182	1,015
Property and equipment and other	374	3,233

Subtotal	18,849	22,398

Total deferred tax liabilities	18,849	22,398

Net deferred tax liability	$12,801	$12,801

At December 31, 2003, the Company had federal and alternative minimum tax (“AMT”) net operating loss carryforwards of approximately $83.7 million and $65.5 million, which will begin to expire after the year ended December 31, 2023. The Company also had General Business and AMT tax credit carryforwards of approximately $1.1 million and $0.3 million, respectively. At December 31, 2003, a valuation allowance was recorded to reduce the deferred tax asset because the management believes that the recognition of the tax benefit could not be assured.

12. Earnings Per Share

The following table provides a reconciliation of basic and diluted loss per share for the years ended December 31, 2003, 2002 and 2001:

(Amounts in thousands except per share amounts)	2003	2002	2001
Net loss	$(34,216)	$(37,903)	$(9,700)

Weighted average shares outstanding	14,689	12,843	11,750
Dilutive stock options outstanding	—	—	—

Weighted average and potential shares outstanding	14,689	12,843	11,750

Basic loss per share	$(2.33)	$(2.95)	$(0.83)

Diluted loss per share	$(2.33)	$(2.95)	$(0.83)

Dilutive stock options of approximately 181,000, 243,000 and 332,000 for the years ended December 31, 2003, 2002 and 2001, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

13. Benefit Plans

The Company adopted a savings plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees who are not covered by a collective bargaining unit. The Company’s matching contributions for 2003, 2002 and 2001 were approximately $0.1 million, $0.2 million and $0.2 million, respectively.

14. Stock-Based Compensation Plans

In 1993, the Company adopted, and in 1996, 1997, 1999 and 2003 amended, (i) a Stock Option Plan under which non-qualified and incentive stock options (as defined by the Internal Revenue Code) to purchase up to 3.5 million shares of the Company’s Common Stock which may be issued to officers, directors (other than non-employee directors), employees, consultants, advisers, independent contractors and agents and (ii) a Director Plan under which stock options to purchase up to 0.5 million shares of the Company’s Common Stock which may be issued only to non-employee directors. Generally, options have been granted at the fair market value on the date of grant and typically become exercisable at the rate of 20% of the options granted on each of the first through the fifth anniversaries of the date of the grant. Furthermore, options are normally granted with a term of ten years. The Company accounts for these plans under Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, under which no compensation cost has been recognized.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 2001 through 2003 grants: risk-free interest rate at the date of grant which ranged from 3.125% to 7.78%; expected dividend yield of 0.0%; expected life of the option from 1 to 6 years; and expected volatility between 50 and 60 percent.

A summary of the status of the Company’s stock option plans at December 31, 2003, 2002 and 2001 and changes during the years then ended is presented in the table below:

(Amounts in thousand except per option amounts)	2003		2002		2001
	Options	Wtd. Ave Exercise Price	Options	Wtd. Ave Exercise Price	Options	Wtd. Ave Exercise Price
Director Plan:
Options beginning of year	257	$5.70	275	$5.78	215	$5.97
Granted	65	4.46	55	5.93	60	5.91
Exercised	—		—		—
Cancelled	(5)	17.25	(73)	6.17	—

Options, end of year	317	5.26	257	5.70	275	5.78

Exercisable at end of year	200	5.42	157	5.46	162	6.07

Weighted average fair value of Options granted during the year		$3.07		$4.30		$3.74

Employee Plan:
Options beginning of year	2,068	$4.82	1,890	$5.57	1,763	$5.71
Granted	388	4.02	468	5.69	534	4.34
Exercised	(338)	4.13	(42)	4.83	(67)	4.07
Cancelled	(386)	4.70	(248)	4.68	(340)	4.67

Options, end of year	1,732	4.80	2,068	4.82	1,890	5.57

Exercisable at end of year	947	5.09	1,407	4.79	978	4.58

Weighted average fair value of Options granted during the year		$2.84		$4.14		$3.21

The following table summarizes information concerning options outstanding and options exercisable as of December 31, 2003:

(Amounts in thousands except per option amounts)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Director Plan:
$2.75 - $4.06	39	5.2	$2.98	39	$2.98
$4.37 - $5.50	206	7.4	5.06	89	5.12
$7.25 - $9.25	72	5.5	7.10	72	7.10

	317			200

Employee Plan:
$3.00 - $4.50	906	7.0	$3.91	398	$4.03
$4.56 - $6.75	564	6.9	5.03	360	5.12
$6.87 - $10.00	262	6.0	7.46	189	7.44

	1,732			947

Along with the above-discussed stock option plans, the Company may from time to time grant stock warrants to various licensors as well as other individuals with whom the Company does business. From 1998 to 2000, the Company entered into various licensing agreements with Hasbro, Inc. and Hasbro International, Inc. (together, “Hasbro”) which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Yahtzee®, Battleship®, Clue® and Trivial Pursuit®. In exchange for these license agreements, the Company granted Hasbro warrants to purchase up to 125,000 shares of the Company’s common stock for each license at an average exercise price of $6.20 per share. As of December 31, 2003, all 625,000 of these warrants are vested. In addition, the Company entered into a licensing agreement with Ripley Entertainment which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademark for Ripley’s Believe It® or Not!®, in exchange for which the Company granted Ripley’s Entertainment to purchase up to 35,000 shares of the Company’s common stock at an exercise price of $7.63 per share. At December 31, 2003, warrants to purchase 660,000 shares of the Company’s common stock were issued and vested with a fair market value of approximately $1.3 million.

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

At December 31, 2003, net accounts and installment sales receivable by region, as a percentage of total receivables, were as follows:

	Accounts Receivable	Installment Receivable	Total
Domestic region	73.3%	3.6%	76.9%
International region:
Australia / Asia	17.2	—	17.2
Europe / Africa	4.5	—	4.5
Other international	—	1.4	1.4

Total international	21.7	1.4	23.1

Total	95.0%	5.0%	100.0%

16. Guarantor Financial Statements

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

CONSOLIDATING CONDENSED BALANCE SHEETS

(Amounts in thousands)	December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$6,011	$1	$2,671	$—	$8,683
Accounts receivable, net	6,419	2,953	2,627	—	11,998
Inventories, net	3,643	988	1,627	—	6,258
Intercompany transactions	21,180	—	—	(21,180)	—
Other current assets	2,539	3,001	270	—	5,811

Total current assets	39,792	6,943	7,195	(21,180)	32,750

Property and equipment, net	5,384	5,893	592	—	11,869
Intangible assets	52,627	5,350	389	—	58,366
Investments in subsidiaries	142	—	—	(142)	—
Other assets	5,004	1,183	—	—	6,187

Total assets	$102,949	$19,369	$8,176	$(21,322)	$109,172

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$15,486	$1,720	$2,401	$—	$19,607
Intercompany transactions	—	15,050	6,130	(21,180)	—

Total current liabilities	15,486	16,770	8,531	(21,180)	19,607

Long-term debt, net	62,900	28	61	—	62,989
Other liabilities, long term	3,073	—	—	—	3,073
Deferred tax liability	14,101	2,013	—	—	16,114
Stockholders’ equity (deficit)	7,389	558	(416)	(142)	7,389

Total liabilities and stockholders’ equity (deficit)	$102,949	$19,369	$8,176	$(21,322)	$109,172

CONSOLIDATING CONDENSED BALANCE SHEETS

(Amounts in thousands)	December 31, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$14,444	$(14)	$1,845	$—	$16,275
Accounts receivable, net	7,414	4,280	3,105	—	14,799
Inventories, net	5,311	2,903	2,364	—	10,578
Intercompany transactions	24,174	—	—	(24,174)	—
Other current assets	1,935	5,142	299	—	7,376

Total current assets	53,278	12,311	7,613	(24,174)	49,028

Property and equipment, net	7,086	14,307	431	—	21,824
Intangible assets	54,939	5,370	389	—	60,698
Investments in subsidiaries	6,128	—	—	(6,128)	—
Other assets	8,898	1,545	—	—	10,443

Total assets	$130,329	$33,533	$8,433	$(30,302)	$141,993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$18,207	$4,367	$4,465	$—	$27,039
Intercompany transactions	—	9,790	4,384	(24,174)	—

Total current liabilities	18,207	24,157	8,849	—	27,039

Long-term debt, net	100,694	580	56	—	101,330
Other liabilities, long term	4,239	183	—	—	4,422
Deferred tax liability	14,101	2,013	—	—	16,114
Stockholders’ equity (deficit)	(6,912)	6,600	(472)	(6,128)	(6,912)

Total liabilities and stockholders’ equity (deficit)	$130,329	$33,533	$8,433	$(30,302)	$141,993

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)	Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$48,523	$29,263	$15,711	$(1,694)	$91,803
Cost of sales	22,549	15,713	10,281	(1,694)	46,849
Selling, general and admin expenses	22,536	21,493	5,586	—	49,615
Other expense/asset write-downs	2,664	2,742	401	—	5,807

Operating income (loss)	774	(10,685)	(557)	—	(10,468)

Equity in earnings of subsidiaries	(11,442)	—	—	11,442	—
Interest expense	(13,986)	(132)	(206)	—	(14,324)
Loss on early retirement of debt	(9,524)	—	—	—	(9,524)
Other income, net	(28)	(72)	187	—	87

Income (loss) before income taxes	(34,206)	(10,889)	(576)	11,442	(34,229)

Income tax (provision) benefit	(10)	—	23	—	13

Net income (loss)	$(34,216)	$(10,889)	$(553)	$11,442	$(34,216)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)	Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$60,070	$41,037	$18,186	$(9,922)	$109,371
Cost of sales	30,000	21,969	13,818	(7,196)	58,591
Selling, general and admin expenses	27,768	21,329	4,150	—	53,247
Other expense / asset write-downs	12,237	4,131	285	—	16,653

Operating loss	(9,935)	(6,392)	(67)	(2,726)	(19,120)

Equity in earnings of subsidiaries	(10,419)	—	—	10,419	—
Interest expense	(15,036)	(282)	(371)	—	(15,689)
Other income, net and (expense)	269	(231)	337	—	375

Income (loss) from continuing operations before income taxes	(35,121)	(6,905)	(101)	7,693	(34,434)
Income tax (provision) benefit	(2,782)	1,308	(6)	—	(1,480)

Income (loss) from continuing operations	(37,903)	(5,597)	(107)	7,693	(35,914)

Loss from discontinued operations, net of income tax benefit	—	(1,989)	—	—	(1,989)

Net income (loss)	$(37,903)	$(7,586)	$(107)	$7,693	$(37,903)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)	Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$64,134	$42,969	$9,947	$(12,310)	$104,740
Cost of sales	30,590	18,654	6,603	(7,915)	47,932
Selling, general and admin. expenses	29,102	16,647	3,376	—	49,125
Other expense / asset write-downs	1,041	306	309	—	1,656

Operating income (loss)	3,401	7,362	(341)	(4,395)	6,027

Equity in earnings of subsidiaries	(2,531)	—	—	2,531	—
Interest expense	(11,180)	(308)	(232)	—	(11,720)
Loss on early retirement of debt	(3,135)	—	—	—	(3,135)
Other income, net and (expense)	1,565	105	(50)	—	1,620

Income (loss) from continuing operations before income taxes	(11,880)	7,159	(623)	(1,864)	(7,208)

Income tax (provision) benefit	2,180	(3,027)	—	—	(847)

Income (loss) from continuing operations	(9,700)	4,132	(623)	(1,864)	(8,055)

Loss from discontinued operations, net of income tax (provision) benefit	—	(1,645)	—	—	(1,645)

Net income (loss)	$(9,700)	$2,487	$(623)	$(1,864)	$(9,700)

CONSOLIDATING CONDENSED CASH FLOW STATEMENTS

(Amounts in thousands)	For the Twelve Months Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7,977)	$4,481	$1,660	$—	$(1,836)

Cash flows from investing activities:
Purchase of property and equipment	(1,225)	(3,205)	(812)	—	(5,242)
Proceeds from sale of equipment	7	6	—	—	13
Other investing activities	(150)	—	—	—	(150)

Net cash used in investing activities	(1,368)	(3,199)	(812)	—	(5,379)

Cash flows from financing activities:
Principal payments on long-term debt	(123)	—	—	—	(123)
Principal payments on capital leases	(224)	(1,267)	(22)	—	(1,513)
Principal payments on deferred license fees	(493)	—	—	—	(493)
Proceeds from issuance of common stock and warrants	1,752	—	—	—	1,752

Net cash provided by (used) in financing activities	912	(1,267)	(22)	—	(377)

Increase (decrease) in cash and cash equivalents	(8,433)	15	826	—	(7,592)
Cash and cash equivalents, beginning of period	14,444	(14)	1,845	—	16,275

Cash and cash equivalents, end of period	$6,011	$1	$2,671	$—	$8,683

CONSOLIDATING CONDENSED CASH FLOW STATEMENTS

(Amounts in thousands)	For the Twelve Months Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1,090	$2,842	$1,136	$—	$5,068

Cash flows from investing activities:
Purchase of property and equipment	(1,183)	(3,800)	(305)	—	(5,288)
Proceeds from sale of equipment	1,772	—	—	—	1,772
Cash provided by discontinued operations	—	2,592	—	—	2,592
Other investing activities	(990)	—	—	—	(990)

Net cash used in investing activities	(401)	(1,208)	(305)	—	(1,914)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	54	—	54
Principal payments on long-term debt	(211)	—	(73)	—	(284)
Principal payments on capital leases	(696)	(1,463)	(4)	—	(2,163)
Principal payments on deferred license fees	(439)	—	—	—	(439)
Proceeds from issuance of common stock and warrants	742	—	—	—	742
Proceeds from notes receivable-stockholders	228	—	—	—	228
Purchase of treasury stock	(223)	—	—	—	(223)

Net cash used in financing activities	(599)	(1,463)	(23)	—	(2,085)

Increase in cash and cash equivalents	90	171	808	—	1,069
Cash and cash equivalents, beginning of period	14,354	(185)	1,037	—	15,206

Cash and cash equivalents, end of period	$14,444	$(14)	$1,845	$—	$16,275

CONSOLIDATING CONDENSED CASH FLOW STATEMENTS

(Amounts in thousands)	For the Twelve Months Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(139)	$6,514	$1,214	$—	$7,589

Cash flows from investing activities:
Purchase of property and equipment	(2,278)	(12,623)	(106)	—	(15,007)
Proceeds from sale-leaseback transactions	—	3,500	—	—	3,500
Proceeds from note receivable, sale of subsidiary	100	—	—	—	100
Cash provided by discontinued operations	—	1,852	—	—	1,852
Other investing activities	(1,065)	123	—	—	(942)

Net cash used in investing activities	(3,243)	(7,148)	(106)	—	(10,497)

Cash flows from financing activities:
Proceeds from long-term debt	99,410	—	260	—	99,670
Debt issuance costs	(7,975)	—	—	—	(7,975)
Principal payments on long-term debt	(82,450)	—	(635)	—	(83,085)
Proceeds from issuance of common stock and warrants	9,352		—	—	9,352
Other financing activities	(1,141)	739	7	—	(395)

Net cash provided by (used in) financing activities	17,196	739	(368)	—	17,567

Increase in cash and cash equivalents	13,814	105	740	—	14,659
Cash and cash equivalents, beginning of period	540	(290)	297	—	547

Cash and cash equivalents, end of period	$14,354	$(185)	$1,037	$—	$15,206

17. Segment Reporting

Our business consists of three reportable segments: (i) slot and table games, (ii) product sales and (iii) systems. These business units offer different products and services. In 2003, we re-evaluated our reportable segments and determined that the above segments were more in accord with our business operations than the previous segmentation into gaming operations and product sales. With respect to our current segments, we evaluate performance and allocate resources based upon profit or loss from operations before income taxes. The slot and table games business segment was established in 1993 to develop, acquire, manufacture and distribute proprietary games, and these games have become increasingly important to its business. Mikohn owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases either provide for a fixed rental payment or a participation in the game’s operating results. Sales of proprietary games are reflected in the reported results of the Company’s product sales business segment, while revenues derived from leases are included in the results of its gaming operations business segment. The Company’s product sales business segment has been providing gaming products and equipment around the world since 1987. Initially, the Company sold progressive jackpot systems and then expanded to manufacturing signs, jackpot meters, and related products. The Company’s gaming products are found in almost every major gaming jurisdiction and include: interior casino signage and electronic components used in progressive jackpot systems, and gaming machines. The systems business segment sells or leases electronic player tracking and slot machine and table game monitoring systems. The accounting policies of the business segments are the same as those described in Footnote 1. Certain operating expenses, which are separately managed at the corporate level, are not allocated to the business segments. These unallocated costs include primarily the costs associated with executive administration, finance, human resources, legal, general marketing and information systems. The depreciation and amortization expense of identifiable assets not allocated to the business segments are also included in these costs.

Effective November 2001, the Company owned approximately 92% of MGA and the entity is consolidated from that point. In May 2002, the Company increased its ownership share to 100%. In October 2001, the Company sold 50% interest in its Latin American subsidiary and, therefore, equity in earnings from this affiliate has been charged to revenues since then. In September 2002 the Company completed the sale of its remaining interest in the Latin American subsidiary. The accounting policies of the segments are the same as those described in Note 1 - Description of Business and Summary of Significant Accounting Policies. All inter-segment transactions have been eliminated.

Business segment information for the years ended December 31, 2003, 2002 and 2001 consists of:

(Amounts in thousands)	2003	2002	2001
Business Segments:
Revenue:
Slot and table games	$40,932	$50,443	$51,381
Product sales	36,919	49,556	46,408
Systems	13,952	9,372	6,951

Total	$91,803	$109,371	$104,740

Operating income (loss):
Slot and table games	$(1,373)	$4,815	$15,356
Product sales	2,073	(4,117)	5,213
Systems	1,403	(730)	(641)
Corporate	(12,571)	(19,088)	13,901)

Total	$(10,468)	$(19,120)	$6,027

Depreciation and Amortization:
Slot and table games	$10,677	$8,188	$7,744
Product sales	783	879	964
Systems	121	114	135
Corporate	2,733	3,320	3,258

Total	$14,314	$12,501	$12,101

Total Assets:
Slot and table games	$72,840	$85,572	$95,573
Product sales	15,238	24,938	37,646
Systems	1,890	839	3,618
Corporate	19,204	30,644	38,750

Total	$109,172	$141,993	$175,587

Capital expenditures:
Slot and table games	$4,200	$4,330	$13,355
Product sales	752	402	1,640
Systems	—	67	—
Corporate	290	489	1,064

Total	$5,242	$5,288	$16,059

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the years ended December 31, 2003, 2002 and 2001 consists of:

(Amounts in thousands)	2003	2002	2001
Geographic Operations:
Revenue:
North America	$76,091	$91,186	$94,793
Australia	5,861	8,703	237
Europe	9,851	9,498	7,756
South America	—	(16)	1,954

Total	$91,803	$109,371	$104,740

Operating income (loss):
North America	$(9,747)	$(19,052)	$6,662
Australia	(450)	(373)	(1,042)
Europe	(271)	321	631
South America	—	(16)	(224)

Total	$(10,468)	$(19,120)	$6,027

Depreciation and amortization:
North America	$14,117	$12,357	$11,940
Australia	70	61	15
Europe	127	83	97
South America	—	—	49

Total	$14,314	$12,501	$12,101

Assets:
North America	$100,996	$133,576	$169,034
Australia	4,205	4,377	3,627
Europe	3,971	4,040	2,926
South America	—	—	—

Total	$109,172	$141,993	$175,587

Capital expenditures:
North America	$4,993	$4,984	$15,339
Australia	167	86	46
Europe	82	218	60
South America	—	—	614

Total	$5,242	$5,288	$16,059

18. Recently Issued Accounting Standards

In September 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. Management does not expect the adoption of this statement to have a material effect on the Company.

In April 2002, the FASB issued Statement No. 145, “Rescission of Statement Nos. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections”. Among other things, Statement No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. Statement No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management adopted Statement No. 145, and the impact was a reclassification of approximately $3.1 million from an extraordinary item to other income and expense of a loss from the early retirement of debt during 2001.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. Statement No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of Statement No. 146 for restructuring activities initiated after December 31, 2002. Statement No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. Statement No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, Statement No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation”. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of Statement No. 148 did not have a material impact on the Company’s consolidated balance sheet or results of operations. The Company provided disclosures required by Statement No. 148 in 2003 and has provided the required annual disclosure in the accompanying consolidated financial statements.

In November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 did not have a material effect on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant or contingent liabilities of the indebtedness of others.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interests entities, as defined. FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interests entities. The Company does not expect to identify any variable interest entities that must be consolidated, but may be required to make additional disclosures. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments; 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers’ shares. In general, Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have an impact on the Company’s consolidated financial position or disclosures.

QUARTERLY RESULTS OF OPERATIONS (unaudited)

(Amounts in thousands)	1 ST	2 ND	3 RD	4 TH	ANNUAL
Revenues:
2003	$24,512	$25,157	$22,180	$19,954	$91,803

2002	$23,838	$25,838	$31,021	$28,674	$109,371

Operating costs and expenses:
2003	$25,585	$23,889	$22,593	$30,204	$102,271

2002	$22,026	$26,938	$54,755	$24,772	$128,491

Operating income (loss):
2003	$(1,073)	$1,268	$(413)	$(10,250)	$(10,468)

2002	$1,812	$(1,100)	$(23,734)	$3,902	$(19,120)

Net income (loss):
2003	$(5,046)	$(2,388)	$(4,245)	$(22,538)	$(34,216)

2002	$(1,930)	$(5,812)	$(30,240)	$79	$(37,903)

Weighted average shares outstanding:
Basic-
2003	12,877	12,910	13,129	19,784	14,689

2002	12,783	12,817	12,849	12,920	12,843

Diluted-
2003	12,877	12,910	13,129	19,784	14,689

2002	12,783	12,817	12,849	12,920	12,843

Basic and diluted earnings (loss) per share:
2003	$(0.39)	$(0.18)	$(0.32)	$(1.14)	$(2.33)

2002	$(0.15)	$(0.45)	$(2.35)	$0.01	$(2.95)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this item is incorporated by reference to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 29, 2002 and May 17, 2002.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. These disclosure controls and procedures are designed and maintained by or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, as required by the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

During the fourth quarter of 2003, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and have posted the text of the policy on our website (www.mikohn.com) in connection with “Investor Relations” materials. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Except as set forth above, the information required by Items 10 through 14 is set forth under the captions “Election of Directors,” “Management,” “Executive Compensation,” “Principal Stockholders” and “Certain Transactions” in Mikohn Gaming Corporation’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which sections are incorporated herein by reference as if set forth in full.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. and 2. Financial Statements and Schedules

The financial statements and schedules filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.

(3) Exhibits required by Securities and Exchange Commission Regulation S-K:

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

4.1	Agreement between the Company, The Young Group, Inc. and John R. Young, dated November 7, 1994 (the “Young Agreement”), including certain exhibits thereto and a supplemental list identifying all exhibits and schedules thereto, incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended September 30, 1994.

4.2	Form of Warrant, dated October 22, 2003, issued pursuant to that certain Securities Purchase Agreement, dated September 25, 2003, filed as Exhibit 10.25 hereto incorporated by reference to Exhibit 4.2 of the Company’s registration statement on Form S-3 dated January 9, 2004

*10.1	Stock Option Plan, as amended, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 33-73506).

*10.2	Director Stock Option Plan, as amended, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

*10.3	Employment Agreement dated October 17, 1988, as amended, between the Company and David J. Thompson, incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

*10.4	Second Amendment to Employment Agreement, dated as of July 1, 1993, between the Company and David J. Thompson, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

*10.5	Eighth Amendment to Employment Agreement between the Company and David J Thompson dated November 19, 2001 incorporated by reference to Exhibit 10.59 of the Company’s Form 10-K dated December 31, 2001.

*10.6	Employment Agreement, dated as of May 1, 1994, between the Company and Charles H. McCrea, Jr., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K/A dated September 1, 1994.

*10.7	Sixth Amendment to Employment Agreement between the Company and Charles H McCrea, Jr. dated November 19, 2001 incorporated by reference to Exhibit 10.57 of the Company’s Form 10-K dated December 31, 2001.

*10.8	Employment Agreement dated June 2, 1996, between the Company and Donald W. Stevens incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

*10.9	Fifth Amendment to Employment Agreement between the Company and Donald W. Stevens dated November 19, 2001 incorporated by reference to Exhibit 10.58 of the Company’s Form 10-K dated December 31, 2001.

*10.10	Employment Agreement dated January 27, 1997, between the Company and Louie Peyton incorporated by reference to Exhibit 10.26 of the Company’s Form 10-Q dated March 31, 1997.

*10.11	Third Amendment to Employment Agreement between the Company and Dennis A. Garcia dated November 16, 2001 incorporated by reference to Exhibit 10.56 of the Company’s Form 10-K dated December 31, 2001.

*10.12	Employment Agreement between the Company and Olaf Vancura dated August 31, 1998 incorporated by reference to Exhibit 10.60 of the Company’s Form 10-K dated December 31, 2001.

*10.13	First Amendment to Employment Agreement between the Company and Olaf Vancura dated November 15, 2001 incorporated by reference to Exhibit 10.61 of the Company’s Form 10-K dated December 31, 2001.

*10.14	Second Amendment to Employment agreement dated January 8, 2003 between the Company and Olaf Vancura incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K dated December 31, 2002.

*10.15	Employment agreement dated August 14, 2002 between the Company and Russel H. McMeekin, Chief Executive Officer incorporated by reference to Exhibit 10.63 of the Company’s Form 10-Q dated September 30, 2002.

*10.16	Employment agreement dated April 26, 1999 between the Company and Michael Dreitzer incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K dated December 31, 2002.

*10.17	First Amendment to Employment agreement dated January 8, 2002 between the Company and Michael Dreitzer incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K dated December 31, 2002.

*10.18	Second Amendment to Employment agreement dated September 26, 2002 between the Company and Michael Dreitzer incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K dated December 31, 2002.

*10.19	Employment agreement dated January 20, 2004 between the Company and Michael A. Sicuro, Chief Financial Officer.

10.20	Form of Indemnification Agreement between the Company and its directors and executive officers, incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

10.21	Sales Agreement dated January 6, 1995, between Michael Wichinsky dba Games of Nevada and the Company incorporated by reference to Exhibit 10.25 to the Company’s Report on Form 10-K for the year ended December 31, 1994.

10.22	Agreement dated April 9, 1998, between the Company and Progressive Games, Inc. for the Company to acquire the stock of Progressive Games, Inc. incorporated by reference to Exhibit 10.53 of the Company’s Form 10-Q dated March 31, 1998.

10.23	Secured Convertible Debenture dated March 11, 2002 between the Company and GameCraft, Inc. incorporated by reference to Exhibit 10.62 of the Company’s Form 10-K dated December 31, 2001.

10.24	Amendment Number 2 to Loan and Security Agreement dated November 29, 2002 between the Company and Foothill Capital Corporation incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K dated December 31, 2002.

10.25	Securities Purchase Agreement, dated September 25, 2003, by and among the Company and the purchasers named therein incorporated by reference to Exhibit 10.25 of the Company’s registration statement on Form S-3 dated January 9, 2004.

10.26	Registration Rights Agreement dated October 22, 2003, by and among the Company and the parties named therein incorporated by reference to Exhibit 10.26 of the Company’s registration statement on Form S-3 dated January 9, 2004.

14.1	Code of Ethics.

21.1	Subsidiaries.

23.1	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited Financial Statements for Mikohn Nevada

99.2	Information regarding change in Accountants.

*	Management contracts and compensation plans

(b) Reports on Form 8-K filed during the fourth quarter of 2003.

1. A report filed on Form 8-K with the Securities and Exchange Commission on October 23, 2003, to disclose the completion of the Company’s previously announced sale of 8.4 million shares of its Common Stock along with warrants to acquire 2.1 million shares of Common Stock.

2. A report filed on Form 8-K with the Securities and Exchange Commission on November 6, 2003, to disclose the Company’s unaudited financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKOHN GAMING CORPORATION

March 29, 2004	by:	/s/ MICHAEL A. SICURO
Michael A. Sicuro
Executive Vice President, Treasurer and Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Russel H. McMeekin and Michael A. Sicuro, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RUSSEL H. MCMEEKIN Russel H. McMeekin	Chief Executive Officer (Principal Executive Officer)	March 29, 2004

/s/ MICHAEL A. SICURO Michael A. Sicuro	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ PETER G. BOYNTON Peter G. Boynton	Chairman of the Board	March 29, 2004

/s/ TERRANCE W. OLIVER Terrance W. Oliver	Director	March 29, 2004

/s/ RICK L. SMITH Rick L. Smith	Director	March 29, 2004

/s/ JAMES E. MEYER James E. Meyer	Director	March 29, 2004

/s/ DOUGLAS M. TODOROFF Douglas M. Todoroff	Director	March 29, 2004