Form 10-K/A
period 2003-12-31
MIKOHN GAMING CORP
filed 2004-04-29
CIK 912241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The market value of the common stock held by nonaffiliates of the Registrant as of June 30, 2003, was approximately $63,219,118. The market value was computed by reference to the closing sales price of common stock on the NASDAQ National Market System on June 30, 2003 of $5.92 per share. The number of shares of common stock outstanding as of April 15, 2004, was 21,957,701. To determine this aggregate market value, the registrant has excluded from the total number of shares outstanding as of June 30, 2003 shares of common stock held by each officer and director and by each person who owned ten percent (10%) or more of the outstanding common stock as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/ A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 30, 2004 (the “Report”), and is being filed solely to replace Part III, Item 10 through Item 14. The reference on the cover of the Report to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Report is hereby amended to delete that reference. Except as otherwise stated herein, no other information contained in the original Report has been updated by this Amendment No. 1.

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

Directors and Executive Officers

Following is a list of our directors and executive officers as of April 15, 2004:

Name	Age	Position
Peter G. Boynton	60	Director and Chairman of the Board
Douglas M. Todoroff	58	Director and Chairman of Compensation Committee
Terrance W. Oliver	54	Director
James E. Meyer	49	Director
Rick L. Smith	52	Director and Chairman of the Audit Committee
Russel H. McMeekin	39	President and Chief Executive Officer
Michael A. Sicuro	45	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Robert J. Parente	43	Executive Vice President, Sales and Marketing
Michael F. Dreitzer	32	Executive Vice President, General Counsel

Directors

Peter G. Boynton has served as a director of Mikohn since June 2002. From 1979, Mr. Boynton served in successively more responsible capacities at Caesars Atlantic City and Caesars World, Inc., retiring as chairman and chief executive officer of Caesars World, Inc. in January 2000. He is chairman of the board of directors, having assumed that role in March 2003.

Douglas M. Todoroff has served as a director of Mikohn since December 1993. He has been president of Mercier Management Company since November 1993, was senior vice president-manager of commercial lending with Bank of America Nevada from 1992 to 1993 and was executive vice president and senior credit officer of its predecessor, Valley Bank of Nevada, from 1981 to 1992. He is chairman of the compensation committee and a member of the audit committee of our board of directors.

Terrance W. Oliver has been a director of Mikohn since 1988, and served as chairman of our board of directors from 1988 to September 1993. Mr. Oliver served in various executive capacities at nine casino properties from 1973 – 1996, when he retired as chief operating officer of Fitzgeralds Gaming Corporation. He currently serves on the board of managers of Peninsula Gaming Partners, LLC, which operates the Diamond Jo Casino in Dubuque, Iowa. In 2001, we paid Mr. Oliver approximately $26,000 for his services as a consultant, which was in addition to all amounts paid to him for his services as an outside director. Mr. Oliver serves as a member of the audit committee of our board of directors.

James E. Meyer has served as a director of Mikohn since February 1999. Mr. Meyer is currently president of Aegis Ventures, Incorporated, a consulting firm that provides general management services to a variety of clients, and is also special advisor to the chairman of Thomson Multimedia. From January 1997 through December 2001, Mr. Meyer served as senior executive vice president of Thomson Consumer Electronics, the world’s fourth largest manufacturer of consumer electronic products. Mr. Meyer served Thomson and its predecessor, General Electric Company, in numerous and successively more responsible capacities since 1985. He is also a director of Gemstar Development Corporation (NASDAQ:GMST) located in Pasadena, California and a director of OpenGlobe, a privately held software company, located in Indianapolis, Indiana. Mr. Meyer is a member of the compensation committee of our board of directors.

Rick L. Smith has served as a director of Mikohn since June 2003. Mr. Smith was appointed to the board of directors of Mikohn Gaming Corporation on June 13, 2003. Mr. Smith has been an independent financial and executive consultant since October 2000. Mr. Smith has 18 years experience in software companies managing all aspects of operation, finance and administration. Prior to becoming an independent consultant, Mr. Smith was COO and CFO at Optum, Inc. He was at Optum from February 1998 to September 2000 and currently remains on the Optum board of directors. Prior to this, Mr. Smith served as president of the US subsidiary of Frango, Inc., a Swedish financial application software company. Prior to Frango, Inc. Mr. Smith held the CFO position for Thru-Put Technologies, Openwave Systems (prior to their IPO), Datalogix International, Ross Systems, and Britton-Lee. Mr. Smith also worked three years as an auditor for Arthur Young & Co. from 1982 to 1985. Mr. Smith is the chairman of the audit committee of our board of directors. He is also a director of Citadon, a privately held software company.

Executive Officers

Russel H. McMeekin joined Mikohn in August 2002 as president and chief executive officer. From 2001 through the time he joined Mikohn, he served as chief executive officer and president of ViaFone, Inc., a private venture funded wireless enterprise software company. From 1992 to 2001, Mr. McMeekin worked at Honeywell International in various capacities including president of e-business and president and general manager of Honeywell’s Hi-Spec Solutions business unit. From 1989 to 1992, he served as director of international business operations for SACDA, Inc., a process simulation software company.

Michael A. Sicuro joined Mikohn in January 2004 as executive vice president, chief financial officer, secretary and treasurer. From January 2001 to November 2003, he served as senior vice president, chief financial officer, secretary and treasurer of Lightspan, Inc., a provider of curriculum-based educational software and online products and services, and served as a consultant to the successor organization of Lightspan from November 2003 to January 2004. Previously, he was the chief executive officer and chief financial officer for MediaDNA from May 2000 to September 2000. From June 1996 to May 2000, he was the managing director and chief financial officer of ITLA Capital. From 1994 to 1996 Mr. Sicuro served as the vice president and chief financial officer of Blue Cross of California and Controller of WellPoint Health Networks. Mr. Sicuro also served as the senior vice president and chief financial officer of U.S. Bancorp Mortgage from 1993 to 1994. Previously, he was employed by Western Federal Savings and Loan Association as senior vice president and controller and was the Deputy Controller for First Interstate Bancorp. He was an audit manager with Deloitte and Touche LLP and is a certified public accountant in California and Oregon. Mr. Sicuro holds a Bachelors degree in Business Administration from Kent State University.

Robert J. Parente has served as an executive officer of Mikohn since July 1996, as vice president – North American sales from March 1999 to August 2002, vice president – general manager worldwide from August 2002 to December 2003 and executive vice president, sales and marketing from January 2004 to present. Prior to his employment with us, he was an executive with three California high-tech companies, which were extensively involved in embedded and game development systems. He served in 1996 as the president of Infusion Technology, Inc., held the position of vice president/general manager for EXP Computer, Inc. from 1991 to 1995 and served as director of sales and marketing for ZAX Corporation from 1986 to 1991. He served from 1984 to 1986 as the regional applications engineer and district sales manager for Computer Automation in Natick, Massachusetts and from 1983 to 1984 was employed as an electrical design engineer for GTE Corporation in Needham Heights, Massachusetts.

Michael F. Dreitzer has served as an executive officer of Mikohn since November 2002, as vice president of business development and compliance from November 2002 until November 2003 and as Executive Vice President and General Counsel from November 2003 to present. Mr. Dreitzer had been serving as our acting General Counsel since March 2003. From 1999 to 2003, he served as the Company’s associate general counsel and chief compliance officer. From 1996 to 1999, Mr. Dreitzer worked as a deputy attorney general for the state of Nevada, assigned first to the human resources division and subsequently to the gaming division. He is admitted to practice law in Nevada and Maryland.

Audit Committee

The audit committee of the board of directors of the Company oversees the Company’s corporate accounting and financial reporting process. Three directors comprise the audit committee: Rick L. Smith (Chair), Terrence W. Oliver and Douglas M. Todoroff. The Board of Directors annually reviews the Nasdaq Stock Market’s listing standards definition of independence for audit committee members, and has determined that all members of the Company’s audit committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). The board of directors has determined that Mr. Smith qualifies as an “audit committee financial expert,” as defined in the applicable rules of the United States Securities and Exchange Commission (“SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003 all Section 16(a) filing requirements were complied with except that four reports, covering an aggregate of four transactions, were filed late on behalf of Terrance Oliver and three reports, covering an aggregate of three transactions, were filed late on behalf of Denny Garcia.

Item 11. Executive Compensation

Compensation of Directors

Each director who is not one of our employees receives a monthly stipend of $1,000, a fee of $2,000 for each board and board committee meeting attended and reimbursement for reasonable expenses. The chairman of the audit committee receives an additional $2,000 stipend per month and $2,000 per meeting. The chairman of the board of directors receives an additional $3,000 stipend per month and $3,000 per meeting. In addition, each non-employee director receives each year, immediately following our annual meeting of stockholders, a ten year option (vesting as to one-third of the optioned shares, cumulatively, on each of the first three anniversaries of each grant) to purchase at one hundred percent (100%) of the fair market value at the date of grant 5,000 shares of our common stock plus 1,000 shares for each year he has served as a director. Directors who are not employees may participate in our executive medical plan. Directors who are employees do not receive additional compensation for their services as directors.

Compensation of Executive Officers

Summary of Compensation Table

The following table shows for the fiscal years ended December 31, 2003, 2002, and 2001, compensation awarded or paid to, or earned by the Company’s Chief Executive Officer and its other four most highly compensated executive officers at December 31, 2003 (the “Named Executive Officers”):

		Annual Compensation				Long-Term Compensation Awards Number of Shares(3)
Name and Principal Position	Year	Salary ($)(1)	Bonus($)(1)		Other($)(2)	Options	Restricted Stock Awards	All Other Compensation ($)(4)
Current Executive Officers

Russel H. McMeekin (5) President and CEO	2003 2002 2001	406,923 253,077 —	225,000 80,000 —	(6)	50,056 5,066 —	— 200,000 —	125,000 — —	25,249 25,000 —

Robert J. Parente Executive Vice President – General Manager Worldwide	2003 2002 2001	240,000 226,058 217,744	50,000 71,249 53,334	(6)	33,189 12,772 9,624	20,000 10,000 20,000	37,795 — —	1,200 1,178 1,975

Former Executive Officers

John M. Garner. (7) Executive Vice President, Chief Financial Officer	2003 2002 2001	210,192 145,038 57,231	— 38,000 —		32,652 7,283 100	50,000 25,000 15,000	33,859 — —	3,000 823 —

Dennis A. Garcia (8) Executive Vice President – Sales	2003 2002 2001	305,692 280,000 280,000	— — —		20,856 20,599 20,603	— — 20,000	— — —	1,313 1,503 1,499

Dr. Olaf Vancura (9) Executive Vice President, Chief Creative Officer	2003 2002 2001	183,444 174,327 200,866	— — —		30,655 27,636 15,077	— — 50,000	— — —	638,800 805,799 610,822

(1)	The amounts in the salary and bonus columns include gross compensation earned for each named executive for each year shown. The amounts in the salary column (a) include commissions, and (b) exclude the bonuses shown in the bonus column.

(2)	The amounts in the other annual compensation columns include (a) certain personal benefits such as automobile allowances, memberships and dues in various organizations and family medical expenses, and (b) matching contributions under the Employee Investment Plan.

(3)	The stock options listed above were granted at an exercise price equal to the fair market value of the shares on the date the grant was made. The Company’s Restricted Stock Award Plan provides that the shares given under the plan shall not exceed an aggregate amount of 500,000 shares. Such shares shall only be granted to persons who are or have agreed to become an employee of Mikohn. Such grants, unless otherwise decided by the directors, shall expire ten (10) years from the date of the grant and are subject to certain vesting requirements as set forth in the Restricted Stock Award Plan.

(4)	Amounts in the “all other compensation” column represent the employer contributions under our 401(k) plan and, with respect to Dr. Vancura, royalties paid to him.

(5)	Mr. McMeekin was appointed President and CEO in August 2002.

(6)	Discretionary bonus award based on job performance.

(7)	Mr. Garner resigned in January 2004.

(8)	Mr. Garcia retired in December 2003.

(9)	Dr. Vancura discontinued serving as an executive officer as of March 2004.

Employment Agreements and Change in Control Arrangements

Russel H. McMeekin. We have an employment agreement with Mr. McMeekin extending through August 15, 2005 providing for a base annual salary of $400,000 in 2002 increasing $20,000 each succeeding year. In the event Mr. McMeekin is terminated without good cause (as defined in his employment agreement), he will be entitled to a lump-sum cash termination payment equal to any unpaid base salary through August 15, 2005 and his stock option rights will remain in full force and effect.

Michael A. Sicuro. On January 16, 2004, we entered into a three (3) year employment agreement with Michael Sicuro for his position of executive vice president and chief financial officer. The Agreement includes an annual base salary of not less than $275,000 per annum with annual increases of no less than 5%, a combined signing bonus and moving allowance in the amount of $100,000. The agreement also includes a grant of 250,000 stock options vested over a five-year period in accordance with Mikohn’s Incentive Stock Option Plan, as well as a grant of 100,000 restricted shares vesting in accordance with Mikohn’s Restricted Stock Plan. Mr. Sicuro shall also receive a monthly automobile allowance in the amount of $1,000 per month. In the event Mr. Sicuro is terminated other than for “Cause” as that term (as defined in his employment agreement), Mikohn shall pay to him the a sum equal to his base salary for the 18 month period immediately preceding such termination plus an amount equal to Mr. Sicuro’s COBRA health insurance premiums for the 18 month period immediately following such termination, and Mr. Sicuro’s options shall fully vest at that time.

Robert J. Parente. We have an employment agreement with Mr. Parente, which extends to July 28, 2005 and provides for a base salary of $240,000. In the event Mr. Parente is terminated without good cause (as defined in his employment agreement), he will be entitled to a lump-sum cash termination payment equal to any unpaid base salary through July 28, 2005.

Mr. Parente, Mr. McMeekin and Mr. Sicuro all have change in control provisions in their Employment Agreements. For the purposes of their Agreements, a “Change in Control” of Mikohn is defined as: (i) any merger or consolidation involving Mikohn if Mikohn is not the surviving corporation; (ii) any transfer of all or substantially all of the assets of Mikohn; (iii) any voluntary or involuntary dissolution of Mikohn; or (iv) any material change in ownership of Mikohn which results in a change of a majority of the board of directors.

Notwithstanding any agreement provisions to the contrary, for a period of twelve (12) months following a Change in Control, in the event of their termination for reasons other than for Cause, or if they resigns for “Good Reason” as that term is defined below, the individual shall be entitled to receive a sum equal to three times their annualized Base Salary in the case of Mr. McMeekin and Mr. Sicuro (and two times in the case of Mr. Parente) for the most recently completed calendar year, payable in a lump sum upon termination. At any point during the thirteenth month following a Change in Control, they shall be entitled to terminate the Agreement and receive a sum equal to the amount they would otherwise be entitled to pursuant to termination by Mikohn other than for Cause (but not for Good Reason) at the time of such election.

They will be considered to have resigned for “Good Reason” if his or her salary and/or benefits package is materially reduced following a Change in Control, or if they have been assigned a position that is of a lesser rank than the rank of their position at the time of the Change in Control, but in the case of such reassignment, only if, within 30 days after the assignment, (x) they notify Mikohn in writing that they have been assigned such a position in violation of this Agreement, (y) the Company fails to correct such assignment within 20 days after receipt of such notice, and (z) they are resigned within 30 days after the date they provided such notice.

Dr. Olaf Vancura. On December 10, 1997, the Company entered into an Employment Agreement with Dr. Vancura. It was most recently modified on February 6, 2004 and March 3, 2004, wherein Dr. Vancura accepted the Title of chief creative officer. Dr. Vancura’s base annual salary was set at $30,000 per year. His royalty entitlements remained the same, however, the Company provided for a minimum average monthly guarantee of $37,500 per month through December 2006.

Dennis A. Garcia. We entered into a Post-Employment Agreement (“Agreement”) with Mr. Garcia effective January 1, 2004. Under the terms of the Agreement, Mikohn agreed to pay Mr. Garcia $16,666 per month for a three (3) year period, interest free. The Agreement also calls for Mr. Garcia to personally retain his health insurance benefit. By entering into this Agreement, Mikohn was relieved of its obligation under Mr. Garcia’s previous Employment Agreement, which was not set to expire until December 2006. Mr. Garcia remains a consultant to Mikohn.

John M. Garner. We have a Post Employment Agreement with Mr. Garner extending through November 2005. The Post Employment Agreement supersedes Mr. Garner’s Employment Agreement, which had extended through August 2005. The Post Employment Agreement calls for monthly payments to Mr. Garner in the amount of $19,000 through November 2005. The Post Employment Agreement also calls for Mikohn to pay for healthcare coverage for Mr. Garner and his family through November 2005. Mr. Garner was also entitled to retain 75,000 stock options that had been previously granted to him.

STOCK OPTIONS GRANTED TO EXECUTIVE OFFICERS IN 2003

The table below sets forth the grants of stock options under our employee plan to each executive officer named in the summary compensation table during the fiscal year ended December 31, 2003. The amounts shown for the named executive officers as potential realizable values of their respective options are based on arbitrarily assumed annualized rates of stock price appreciation of five percent (5%) and ten percent (10%) over the per share exercise prices of the optioned shares during the full terms of the options. No gain in the value of the optioned shares is possible without a corresponding increase in the stock price that will benefit all stockholders in proportion to their holdings. These potential realizable values are based solely on arbitrarily assumed rates of appreciation required by applicable Securities and Exchange Commission regulations. Actual gains, if any, are dependent on the future performance of our common stock. Potentially realizable values may not be achieved.

Option Grants in Fiscal 2003

Individual Grants

Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year(1)	Exercise Price $/Share(2)	Expiration Date	Potential Realizable Value (Net of Cost) at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Current Executive Officers
Russel H. McMeekin	—	—	—	—	$—	$—
Robert J. Parente	20,000	5.2%	$3.08	3/25/2013	$38,700	$98,200
Former Executive Officers
John M. Garner	50,000	13.0%	$3.08	3/25/2013	$96,900	$245,400
Dennis A. Garcia	—	—	—	—	$—	$—
Olaf Vancura	—	—	—	—	$—	$—

(1)	Options granted under our employee plan to all grantees totaled 386,000 in 2003.

(2)	The exercise price is the fair market value of our common stock on the date of the grant.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

The following table sets forth information concerning the number and value of exercisable and unexercisable options held by each of the Named Executive Officers as of December 31, 2003. None of our Named Executive Officers exercised options during 2003. The value of unexercised in-the-money options at December 31, 2003 represents an amount equal to the difference between the closing price of our Common Stock on December 31, 2003 of $4.50 per share and the option exercise price, multiplied by the number of unexercised in-the-money options. An option is in the money if the fair value of the underlying shares exceeds the exercise price of the options.

Name	Number of Securities Underlying Unexercised Options/ SARs at FY-End (#) Exercisable/ Unexercisable		Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Current Executive Officers
Russel H. McMeekin	40,000	285,000	$—	$—
Robert J. Parente	58,000	73,333	$7,380	$21,360
Former Executive Officers
John M. Garner	11,000	112,333	$12,000	$119,000
Olaf Vancura	102,500	30,000	$29,620	$31,320
Dennis A. Garcia	68,000	12,000	$27,880	$4,320

Item 12. Security Ownership of Certain Beneficial Owners and Management

Certain information regarding the Company’s equity compensation plans as of December 31, 2003 is set forth in Item 5 of Part II of this Form 10-K.

The following table sets forth certain information regarding the ownership of the Common Stock as of April 15, 2004 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of its Common Stock.

Beneficial ownership is determined according to the rules of the SEC, and generally means that a person has beneficial ownership of a security and warrants if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable or exercisable within 60 days of April 15, 2004.

This table is based upon information supplied by officers and directors and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 21,957,701 shares outstanding on April 15, 2004, adjusted as required by rules promulgated by the SEC. Options and warrants to purchase shares of the Common Stock that are exercisable within 60 days of April 15, 2004, are deemed to be beneficially owned by the persons holding these options and warrants for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number	Percent
Five Percent Shareholders
Jeffries & Company The Metro Center One Station Place Three North Stamford, CT 06902	3,306,924	15.1%
Fidelity Management and Research Company Fidelity Capital & Income Fund 82 Devonshire Street Boston, MA 02109	2,282,621	10.4%
Janus Capital Management 100 Fillmore Street Denver, CO 80206	1,923,608	8.8%
Ritchie Capital Management, LLC 2100 Enterprise Ave. Geneva, IL 60134	1,162,924	5.3%

Directors and Named Executive Officers (1)
Russel H. McMeekin (2)	107,948	*
Robert J. Parente (3)	68,000	*
Peter Boynton (4)	5,333	*
Terrance W. Oliver (5)	459,583	2.1%
James E. Meyer (6)	30,333	*
Douglas M. Todoroff (7)	89,333	*
Rick L. Smith (8)	1,667	*

Former Executive Officers
Olaf Vancura (9)	173,505	*
John M. Garner (10) 2824 Edgemont Dr. Henderson, NV 89014	50,000	*
Dennis A. Garcia 2501 Waverly Circle Henderson, NV 89014	1,367,850	6.2%

All current directors and executive officers as a group (7 persons)	762,197	3.5%

*	Less than 1%
(1)	The mailing address of each person named in this table is c/o Mikohn Gaming Corporation, 920 Pilot Road, Las Vegas, Nevada 89119, except as provided above.
(2)	Total includes 80,000 shares that Mr. McMeekin has the right to purchase within 60 days of April 15, 2004 (regardless of exercise price) through the exercise of vested stock options.
(3)	Total includes 68,000 shares that Mr. Parente has the right to purchase within 60 days of April 15, 2004 (regardless of exercise price) through the exercise of vested stock options.
(4)	Total includes 5,333 shares that Mr. Boynton has the right to purchase within 60 days of April 15, 2004 (regardless of exercise price) through the exercise of vested stock options.
(5)	Total includes 90,333 shares that Mr. Oliver has the right to purchase within 60 days of April 15, 2004 (regardless of exercise price) through the exercise of vested stock options.
(6)	Total includes 30,333 shares that Mr. Meyer has the right to purchase within 60 days of April 15, 2004 (regardless of exercise price) through the exercise of vested stock options.

(7)	Total includes 86,333 shares that Mr. Todoroff has the right to purchase within 60 days of April 15, 2004 (regardless of exercise price) through the exercise of vested stock options.
(8)	Total includes 1,667 shares that Mr. Smith has the right to purchase within 60 days of April 15, 2004 (regardless of exercise price) through the exercise of vested stock options.
(9)	Total includes 112,500 shares that Dr. Vancura has the right to purchase within 60 days of April 15, 2004 (regardless of exercise price) through the exercise of vested stock options.
(10)	Total includes 50,000 shares that Mr. Garner has the right to purchase within 60 days of April 15, 2004 (regardless of exercise price) through the exercise of vested stock options.

Item 13. Certain Relationships and Related Transactions

In October 1997, the board of directors approved a stock purchase plan in which all directors and certain officers were eligible to participate. Under the program, each person who elected to participate purchased 20,000 shares of restricted common stock at the closing price on October 30, 1997, the day after the program was adopted by the board of directors. Each participant received a loan from the Company in the amount of the purchase price of the stock. Each loan was evidenced by a promissory note dated October 30, 1997 in the principal amount of $113,740 due October 30, 2002 bearing interest at the rate of 6.37% payable at maturity secured by a pledge of all 20,000 shares purchased. There were twelve participants in the original plan, including Messrs. McCrea and Peterson. In August 2000, Mr. McCrea assumed the loan of a former executive who had participated in the plan. By October 30, 2002, all loans under the plan had been paid or cancelled except the loan to Mr. McCrea, the loan he assumed and the loan to Mr. Peterson. On October 31, 2002, Messrs. McCrea and Peterson were notified by the Company that their loans were in default. At that time, the balance outstanding on Mr. McCrea’s loans was $300,932 and the balance outstanding on Mr. Peterson’s loan was $150,466. Both indicated that they did not have the financial ability to repay the loans in full and, on December 10, 2002, the Company foreclosed on the shares securing the loans at the fair market value of the shares on December 9, 2002. Through the foreclosure, Mr. McCrea’s obligation was reduced by $125,960 leaving a balance due at December 31, 2002 of $176,932 and Mr. Peterson’s obligation was reduced by $62,980 leaving a balance due at December 31, 2002 of $88,466.

On March 14, 2003, the Company filed suit against Mr. McCrea for recovery of the outstanding loan balance plus interest. On April 7, 2003, Mr. McCrea served a counterclaim on the company related to his termination from Mikohn. This suit and counterclaim are pending in District Court in Clark County, Nevada.

On March 12, 2003, the Company reached an agreement with Mr. Peterson, whereby the terms of the existing note with a current principal and accrued interest balance of approximately $93,768 were extended until March 12, 2006, with monthly amortization in the amount of $2,889, and interest to accrue at a rate of 7.25% per annum. All shares issued pursuant to Mr. Peterson’s stock options act as security for the note. Under the agreement, Mr. Peterson shall continue to be eligible for health insurance benefits until November 30, 2004 and his existing stock options, as well as the options which would have been granted to Mr. Peterson in connection with the Company’s 2003 Annual Meeting will continue to vest in accordance with their terms through May 2005.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2003 and December 31, 2002, by BDO Seidman LLP, the Company’s principal accountant.

	Fiscal Year Ended (in thousands)
	2003	2002
Audit Fees	$299,000	$401,000
Audit-related Fees (registration statements)	30,000	58,000
Tax Fees (federal and state tax returns and quarterly estimates)	69,000	32,000
All Other Fees (meetings with state regulators)	9,000	—

Total Fees	$407,000	$491,000

All fees described above were approved by the audit committee.

Pre-Approval Policies and Procedures

The audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, BDO Seidman LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKOHN GAMING CORPORATION

April 29, 2004	by:	/s/ MICHAEL A. SICURO
Michael A. Sicuro
Executive Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSEL H. MCMEEKIN Russel H. McMeekin	Chief Executive Officer (Principal Executive Officer)	April 29, 2004

/s/ MICHAEL A. SICURO Michael A. Sicuro	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2004

* Peter G. Boynton	Chairman of the Board	April 29, 2004

* Terrance W. Oliver	Director	April 29, 2004

* Rick L. Smith	Director	April 29, 2004

* James E. Meyer	Director	April 29, 2004

* Douglas M. Todoroff	Director	April 29, 2004

*By:	/s/ MICHAEL A. SICURO
Michael A. Sicuro
Attorney-in-fact