Form 10-Q
period 2004-03-31
MIKOHN GAMING CORP
filed 2004-05-12
CIK 912241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission File Number: 000-22752

MIKOHN GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0218876
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

920 Pilot Road, Las Vegas, NV 89119

(Address of principal executive office and zip code)

(702) 896-3890

(Registrant’s telephone number, including area code)

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

21,964,486	as of	May 12, 2004
(Amount Outstanding)		(Date)

MIKOHN GAMING CORPORATION

MIKOHN GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,733	$8,683
Accounts receivable, net of allowance for doubtful accounts of $1,472 and $1,996	11,625	11,497
Installment sales receivable, net of allowance for doubtful accounts of $1,529 and $1,500	436	501
Inventories, net of reserves of $3,943 and $4,479	6,838	6,258
Prepaid expenses	3,101	2,498
Deferred tax asset	3,313	3,313

Total current assets	34,046	32,750
Installment sales and notes receivable, net	59	97
Property and equipment, net	10,909	11,869
Intangible assets, net	55,100	55,506
Goodwill	2,860	2,860
Other assets	5,618	6,090

Total assets	$108,592	$109,172

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$3,865	$6,176
Customer deposits	3,015	2,981
Current portion of long-term debt and notes payable	590	727
Accrued liabilities	11,930	8,696
Deferred revenues and license fees	1,432	1,027

Total current liabilities	20,832	19,607
Long-term debt and notes payable, net of unamortized discount of $2,283 and $2,412	63,079	62,989
Other long-term liabilities	3,196	3,073
Deferred tax liability	16,114	16,114

Total liabilities	103,221	101,783

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized 21,953,356 and 21,910,611 shares issued and outstanding	2,195	2,191
Additional paid-in capital	114,499	114,325
Other comprehensive loss	(96)	(253)
Accumulated deficit	(110,515)	(108,162)

Subtotal	6,083	8,101
Less treasury stock, 194,913 shares, at cost	(712)	(712)

Total stockholders’ equity	5,371	7,389

Total liabilities and stockholders’ equity	$108,592	$109,172

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2004	2003
Revenues:
Slot and table games	$9,525	$11,264
Product sales	9,089	10,700
Systems	2,515	2,548

Total revenues	21,129	24,512

Cost of revenues:
Slot and table games	2,936	4,075
Product sales	5,325	6,680
Systems	1,481	1,429

Total cost of revenues	9,742	12,184

Gross profit	11,387	12,328
Selling, general and administrative expense	5,825	6,176
Slot rent expense	822	1,390
Research and development	1,530	1,187
Depreciation and amortization	2,544	3,301
Other expense / asset write-downs	564	1,347

	11,285	13,401

Operating income (loss)	102	(1,073)
Interest expense	(2,480)	(3,878)
Other income (expense), net	25	(92)

Loss before income tax provision	(2,353)	(5,043)
Income tax provision	—	(3)

Net loss	$(2,353)	$(5,046)

Weighted average common shares:
Basic	21,731	12,877

Diluted	21,731	12,877

Basic and diluted loss per share:
Net loss per share	$(0.11)	$(0.39)

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2004	2003
Net Loss	$(2,353)	$(5,046)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	158	(37)

Comprehensive Loss	$(2,195)	$(5,083)

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Cash flows from operating activities:
Net loss	$(2,353)	$(5,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,055	2,608
Amortization	489	693
Provision for bad debts	88	244
Provision for obsolete inventory	—	273
Amortization of debt discount and debt issue costs	394	577
Loss (gain) on disposition of assets	30	95
Other	50	7
Changes in assets and liabilities:
Accounts receivable	(215)	2,603
Notes and installment sales receivable	103	126
Inventories	(625)	(1,148)
Other assets	(1,084)	372
Trade accounts payable	(2,311)	(1,920)
Accrued expenses	3,409	2,129
Other liabilities	689	(1,201)

Net cash provided by operating activities	719	412

Cash flows from investing activities:
Purchase of property and equipment	(245)	(464)
Purchase of inventory leased to others	(247)	—

Net cash used in investing activities	(492)	(464)

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	(4)	(89)
Principal payments on capital leases	(172)	(480)
Principal payments of deferred license fees	(129)	(117)
Proceeds from issuance of common stock	128	97

Net cash used in financing activities	(177)	(589)

Increase (decrease) in cash and cash equivalents	50	(641)
Cash and cash equivalents, beginning of period	8,683	16,275

Cash and cash equivalents, end of period	$8,733	$15,634

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$39	$249

Federal and state income taxes	$13	$6

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. Unless indicated otherwise, “Mikohn,” the “Company,” “we,” “us” and “our” refer to Mikohn Gaming Corporation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at March 31, 2004, and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

Certain items reported in the prior year have been reclassified to follow the Company’s current reporting practice. Additionally, all intercompany activities have been eliminated.

Amounts disclosed in the accompanying footnote tables are shown in thousands except per share amounts, while amounts included in text are disclosed in actual amounts.

2.	SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and cash equivalents in money market instruments with high quality institutions. At March 31, 2004, the Company had deposits with high quality institutions in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

Receivables and allowance for doubtful accounts. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If we determine that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable we expect to recover given all information presently available. We also record reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.

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

During a year-end valuation review of its operating assets, the Company determined that the assets described below no longer generated sufficient cash flow to support their carrying value. These assets are comprised of approximately 520 slot machines, and the related signs, meters and electronics, and certain non-branded assets including Mini Berthas™ and Flip-It™. The charge recorded in the fourth quarter of 2003 related to these assets totaled approximately $2.5 million. Additionally, the Company decided to write-down equipment in its manufacturing facility and corporate offices that it no longer uses and recorded a charge for approximately $0.8 million, in the fourth quarter of 2003. Consequently, the Company’s depreciation expense decreased approximately $0.8 million for the quarter ended March 31, 2004.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Patents and trademarks. The Company capitalizes the cost of registering and defending patents and trademarks. These costs are amortized over the useful life of the patent or trademark.

Intangible assets. Intangible assets, with definite and indefinite lives, consist of patent and trademark rights, goodwill, intellectual property rights, covenants not to compete, software costs, license fees and perpetual license. They are recorded at cost and are amortized, except goodwill and perpetual license, on a straight-line basis based on the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 3 to 12 years.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets, such as the Company’s perpetual license, are no longer amortized but are subject to periodic impairment tests. Other intangible assets with definite lives, such as patents, software development costs, trademark and proprietary property rights and license and non-compete agreements continue to be amortized over their useful lives. Management monitors intangible assets for impairment on a periodic basis. On an annual basis, unless circumstances indicate impairment may have occurred between annual dates, management performs an impairment analysis of goodwill and its indefinite life intangible asset. On a quarterly basis, management reviews definite life intangible assets to determine if the carrying values of intangible assets are impaired. The purpose of these reviews is to identify any facts or circumstances, either internal or external, which may indicate that the carrying value of the assets may not be recoverable.

Deferred license fees. Shuffle Master licensed certain of its intellectual property to Mikohn including rights under its coin sensing patents and multi-tiered game wagering patents. For these rights, Mikohn agreed to pay Shuffle Master future noncancellable royalties of approximately $0.6 million per year over five years ending in 2004.

Customer deposits and product sales recognition. Deposit liabilities represent amounts collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed.

Other assets. Other long term assets represent primarily unamortized loan fees related to the Senior Secured Notes of approximately $3.3 million and $3.6 million and security deposits for building and equipment leases of approximately $0.7 million and $1.0 million at March 31, 2004 and December 31, 2003, respectively.

Commitments and contingencies. The Company is involved in various legal proceedings. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and the amount can be reasonably estimated.

Foreign currency translation. The Company classifies foreign currency gains/(losses) on its long-term investments in its foreign subsidiaries as adjustments to the equity section of the balance sheet.

Foreign subsidiaries report their financial results in U. S. dollars. Balance sheet amounts are reported using translation rates as of the balance sheet date, except for those accounts that are required to be reported at historical amounts. Statement of operations amounts are accumulated monthly and reported using the translation rate for the end of the month for each month in the reporting period.

Revenue recognition. The Company recognizes revenue depending on the line of business as follows:

Revenues from slot and table games relate to our slot and table games segment and consist of: (i) lease fees, route income and royalties we receive from casinos who install our proprietary games, (ii) proceeds from the sale of slot machine hardware purchased or leased by us and (iii) license fees we receive from third party manufacturers and distributors who incorporate our proprietary games into their products. Slot and table game sales are executed by a signed contract or a customer purchase order. Revenue is recognized when the completed product is delivered. If the agreement calls for Mikohn to perform an installation after delivery, revenue related to the installation is recognized when the installation has been completed and accepted by the customer. License fees for slot and table game titles are recognized in accordance with Statement of Position 97-2 Software Revenue Recognition (“SOP 97-2”).

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Systems revenues are primarily comprised of software, hardware and support services. Sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine activity and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with SOP 97-2. System sales are considered multiple element arrangements because they include hardware, software, installation, training and post-sale customer support. System sales are evidenced by a signed contract or purchase order. Follow-up spare parts and hardware-only sales are evidenced by a purchase order. Revenue for system sales is recognized when: (i) there is a signed contract with a fixed determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered, installed, training has been completed and acceptance has occurred. Not all systems contracts require installation or training. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and perform the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.

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

Stock-based compensation. At March 31, 2004, the Company had stock-based employee and director compensation plans. The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

(Amounts in thousands, except per share amounts)	Three months ended March 31,
	2004	2003
Net loss, as reported	$(2,353)	$(5,046)
Add: Stock-based compensation expense	49	7
Deduct: Total stock-based employee compensation expense determined under fair value method	(325)	(239)

Pro forma net loss	$(2,629)	$(5,278)

Loss per share:
As reported -
Basic and diluted	$(0.11)	$(0.39)

Pro forma -
Basic and diluted	$(0.12)	$(0.41)

Equity instruments issued to consultants and vendors. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18—Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 - Accounting Recognition for Certain Transactions

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The Company has fully amortized all outstanding options issued to consultants. The number of uncancelled options issued to consultants at March 31, 2004 was approximately 124,000.

In addition, the Company has received from Hasbro, Inc. (Hasbro) and Ripley Entertainment, Inc. (Ripley) licensing rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Yahtzee®, Monopoly®, Battleship®, Trivial Pursuit® and Ripley’s Believe It or Not!®. In exchange for these license agreements, the Company granted Hasbro and Ripley warrants to purchase shares of the Company’s common stock for each license.

Software development capitalization. The Company previously capitalized costs related to the development of certain software products that meet the criteria under SFAS No. 86 – “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company did not capitalize any costs during the quarters ended March 31, 2004 and 2003.

Income taxes. The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”, pursuant to which the Company records deferred income taxes for temporary differences that are reported in different years for financial reporting and for income tax purposes. Such deferred tax liabilities and assets are classified into current and non-current amounts based on the classification of the related assets and liabilities.

Guarantees. In November 2002, the FASB issued FIN No. 45, (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,”—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34—which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would result in immaterial increases in future costs, and do not represent significant or contingent liabilities of the indebtedness of others.

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

Recently issued accounting standards. In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not expect to identify any variable interest entities that must be consolidated, but may be required to make additional disclosures. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments; 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer’s shares. In general, Statement No. 150 is effective for all financial instruments entered into or modified after May 31,

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have an impact on the Company’s consolidated financial position or disclosures.

Fair values of financial instruments. In accordance with reporting and disclosure requirements of the Statement of Financial Accounting Standards (“SFAS”) No. 107 – “Disclosures about Fair Values of Financial Instruments”, the Company calculates the fair value of financial instruments and includes this information in the Company’s Notes to Consolidated Financial Statements when the fair value is materially different than the book value of those financial instruments. When fair value is equal to book value, no disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved.

3.	RECEIVABLES AND INVENTORY

The following provides additional disclosure for selected balance sheet accounts:

Accounts receivable and installment sales receivable at March 31, 2004 and December 31, 2003 consist of the following:

(Amounts in thousands)	March 31, 2004	December 31, 2003
	(Unaudited)
Accounts receivable:
Trade Receivables	$13,097	$13,493
Less: allowance for bad debts	(1,472)	(1,996)

	$11,625	$11,497

Installment sales receivable:
Installment sales receivable	$1,965	$2,001
Less: allowance for bad debts	(1,529)	(1,500)

	$436	$501

Inventories at March 31, 2004 and December 31, 2003 consist of the following:

(Amounts in thousands)	March 31, 2004	December 31, 2003
	(Unaudited)
Inventories:
Raw materials	$7,429	$8,278
Finished goods	658	1,773
Work-in-progress	2,694	686

Subtotal	10,781	10,737
Reserve for obsolete inventory	(3,943)	(4,479)

Total	$6,838	$6,258

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142 and SFAS No. 144, management monitors intangible assets for impairment on a periodic basis. On an annual basis, unless circumstances indicate impairment may have occurred between annual dates, management performs an impairment analysis of goodwill and its indefinite life intangible asset. On a quarterly basis, management reviews definite life intangible assets to determine if the carrying values of intangible assets are impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable. A valuation of goodwill and the indefinite life assets as of September 30, 2003, indicated no impairment.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The net carrying value of goodwill and other intangible assets as of March 31, 2004 is comprised of the following:

	Net Amount Allocated by Segment
(Amounts in thousands)	Slot and Table Games	Product Sales	Corporate	Total
Goodwill	$2,471	$389	$—	$2,860
Indefinite life intangible asset (perpetual license)	50,533	—	—	50,533
Definite life intangible assets (see detail below)	2,782	361	1,424	4,567

Total	$55,786	$750	$1,424	$57,960

The net carrying value of goodwill ($2.9 million) as of March 31, 2004, is included in the geographic operations of North America ($2.5 million) and Australia / Asia ($0.4 million).

Definite life intangible assets as of March 31, 2004, subject to amortization, are comprised of the following:

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patent / trademark rights	$10,212	$(7,118)	$3,094
Covenants not to compete	377	(352)	25
Software development costs	2,158	(1,220)	938
Proprietary rights / other	1,084	(574)	510

Total	$13,831	$(9,264)	$4,567

Amortization expense for definite life intangible assets was approximately $0.4 million for the three months ended March 31, 2004 compared to $0.6 million for the three months ended March 31, 2003.

5.	COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management is not aware of any matter, pending or threatened, that in its judgment would reasonably be expected to have a material adverse effect on the Company or its operations.

During 2000 and 2001, the Company entered into a series of sale-leaseback transactions with various third party finance companies. These transactions involved slot machines with a fair value purchase option at the end of a 40- month lease term. In November 2003, the Company agreed to purchase the remaining slot machines on lease for $1,000 per machine, less any prepaid deposits. Subsequent to March 31, 2004, the Company is obligated to pay $0.3 million to purchase the leased machines.

A lease agreement for a building in Las Vegas, Nevada contains a minimum net worth requirement stating that if the net worth of the Company falls below a specified threshold, the Company must provide the landlord with a letter of credit to secure future rent payments. During the year ended December 31, 2003, the Company’s minimum net worth did not meet the requirements under the lease agreement. Accordingly, the Company placed in escrow a $1.1 million letter of credit to secure future rent payments, and potentially could be obligated to purchase an additional $1.9 million letter of credit if subsequent minimum net worth requirements are not met.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.	LOSS PER SHARE

The following table provides a reconciliation of basic and diluted loss per share:

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended March 31, 2004:
Net loss	$(2,353)	$(2,353)

Weighted average shares	21,731	21,731

Per share amount	$(0.11)	$(0.11)

For the three months ended March 31, 2003:
Net loss	$(5,046)	$(5,046)

Weighted average shares	12,877	12,877

Per share amount	$(0.39)	$(0.39)

Dilutive stock options of approximately 284,000 and 15,000 for the three months ended March 31, 2004 and 2003, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

7.	RELATED PARTY TRANSACTIONS

The Company is a party to post-employment agreements entered into in December 2003 with a former director/executive officer and in January 2004 with its former CFO to provide cash payments of approximately $0.6 million and $0.5 million, respectively, plus medical costs through December 2005. The agreements require quarterly payments to these individuals through December 2005 in the amount of approximately $0.2 million. Subsequent to December 2005 through December 2006, the Company is required to make quarterly payments of approximately $0.1 million.

The Company entered into a Post-Employment Agreement (“Agreement”) with Denny Garcia effective January 1, 2004. Under the terms of the Agreement, Mikohn agreed to pay Mr. Garcia $0.6 million (“Settlement Sum”) over a thirty-six month period, interest free. The Agreement also calls for Mr. Garcia to personally retain his health insurance benefit. In entering into this Agreement, Mikohn was relieved of its obligation under Mr. Garcia’s previous Employment Agreement, which was set to expire on December 31, 2006. Mr. Garcia remains a consultant to Mikohn.

The Company entered into a Post-Employment Agreement with John Garner effective February 1, 2004. The Agreement calls for payments to Mr. Garner in the amount of $0.4 million over a twenty-two month period, interest free. The Post-Employment Agreement also calls for Mikohn to pay for healthcare coverage for Mr. Garner and his family through November 2005. Mr. Garner is additionally entitled to retain 75,000 stock options that had been previously granted to him in August 2002 and March 2003, until such time as those option grants expire in accordance with their terms. Mr. Garner also has the option after February 1, 2005 to buyout, in a lump sum fashion, the remaining unpaid Settlement Sum at a 10% discount to the remaining balance. The Agreement supersedes Mr. Garner’s Employment Agreement, which had extended through August 2005.

8.	SEGMENT REPORTING

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

The slot and table games business segment was established to develop, acquire, manufacture and distribute proprietary games, and these games have become increasingly important to our business. Mikohn owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases either provide for a fixed rental payment or a participation in the game’s operating results. Sales of proprietary games are reflected in the reported results of the Company’s product sales business segment, while revenues derived from leases are included in the results of its slot and table games business segment.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The systems business segment sells or leases electronic player tracking and slot machine and table game monitoring systems. The accounting policies of the business segments are the same as those described in Footnote 2. Certain operating expenses, which are separately managed at the corporate level, are not allocated to the business segments. These unallocated costs include primarily the costs associated with executive administration, finance, human resources, legal, general marketing and information systems. The depreciation and amortization expense of identifiable assets not allocated to the business segments are also included in these costs.

Business segment information for the three months ended March 31, 2004 and 2003 consists of:

	Three Months Ended
	March 31,
(Amounts in thousands)	2004	2003
Business Unit Segments
Revenues:
Slot and table games	$9,525	$11,264
Product sales	9,089	10,700

Systems	2,515	2,548

Total	$21,129	$24,512

Operating loss:
Slot and table games	$1,695	$1,170
Product sales	2,001	2,150
Systems	(177)	(43)
Corporate	(3,417)	(4,350)

Total	$102	$(1,073)

Depreciation and amortization
Slot and table games	$1,925	$2,390
Product sales	154	194
Systems	13	26
Corporate	452	691

Total	$2,544	$3,301

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three months ended March 31, 2004 and 2003 consist of:

	Three Months Ended
	March 31,
(Amounts in thousands)	2004	2003
Geographic Operations
Revenues:
North America	$18,439	$20,383
Australia / Asia	801	903
Europe	1,889	3,226

Total	$21,129	$24,512

Operating income (loss):
North America	$441	$(1,214)
Australia / Asia	(296)	(397)
Europe	(43)	538

Total	$102	$(1,073)

Depreciation and amortization
North America	$2,494	$3,265
Australia / Asia	16	8
Europe	34	28

Total	$2,544	$3,301

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.	GUARANTOR FINANCIAL STATEMENTS

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2004
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
ASSETS
Current assets:
Cash	$6,686	$1	$2,046	$—	$8,733
Accounts and notes receivable, net	7,773	2,556	1,296	—	11,625
Inventories, net	3,788	1,568	1,482	—	6,838
Intercompany transactions	12,155	—	—	(12,155)	—
Other current assets	3,385	2,867	598	—	6,850

Total current assets	33,787	6,992	5,422	(12,155)	34,046
Property and equipment, net	5,268	4,988	653	—	10,909
Goodwill and intangible assets	52,226	5,345	389	—	57,960
Investments in subsidiaries	5,897	—	—	(5,897)	—
Other assets	4,931	746	—	—	5,677

Total assets	$102,109	$18,071	$6,464	$(18,052)	$108,592

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities	$16,448	$2,165	$2,219	$—	$20,832
Intercompany transactions	—	7,411	4,744	(12,155)	—

Total current liabilities	16,448	9,576	6,963	(12,155)	20,832
Long-term debt, net	63,022	—	57	—	63,079
Other liabilities, long term	3,168	28	—	—	3,196
Deferred tax liability	14,100	2,014	—	—	16,114
Stockholders’ equity (deficit)	5,371	6,453	(556)	(5,897)	5,371

Total liabilities and stockholders’ equity (deficit)	$102,109	$18,071	$6,464	$(18,052)	$108,592

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2003
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elim- inations	Consolidated
ASSETS
Current assets:
Cash	$6,011	$1	$2,671	$—	$8,683
Accounts and notes receivable, net	6,419	2,952	2,627	—	11,998
Inventories, net	3,643	988	1,627	—	6,258
Intercompany transactions	21,180	—	—	(21,180)	—
Other current assets	2,539	3,002	270	—	5,811

Total current assets	39,792	6,943	7,195	(21,180)	32,750
Property and equipment, net	5,384	5,893	592	—	11,869
Goodwill and intangible assets	52,627	5,350	389	—	58,366
Investments in subsidiaries	142	—	—	(142)	—
Other assets	5,004	1,183	—	—	6,187

Total assets	$102,949	$19,369	$8,176	$(21,322)	$109,172

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities	$15,486	$1,720	$2,401	$—	$19,607
Intercompany transactions	—	15,050	6,130	(21,180)	—

Total current liabilities	15,486	16,770	8,531	(21,180)	19,607
Long-term debt, net	62,900	28	61	—	62,989
Other liabilities, long term	3,073	—	—	—	3,073
Deferred tax liability	14,101	2,013	—	—	16,114
Stockholders’ equity (deficit)	7,389	558	(416)	(142)	7,389

Total liabilities and stockholders’ equity (deficit)	$102,949	$19,369	$8,176	$(21,322)	$109,172

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2004
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$12,789	$6,076	$2,690	$(426)	$21,129
Cost of sales	5,649	2,632	1,887	(426)	9,742
Selling, general and admin expenses	5,755	3,824	1,142	—	10,721
Other expense / asset write-down	564	—	—	—	564

Operating income (loss)	821	(380)	(339)	—	102
Equity in earnings of subsidiaries	(693)	—	—	693	—
Interest expense	(2,459)	(16)	(5)	—	(2,480)
Other income and (expense), net	(22)	1	46	—	25

Income (loss) before income tax provision	(2,353)	(395)	(298)	693	(2,353)
Income tax provision	—	—	—	—	—

Net income (loss)	$(2,353)	$(395)	$(298)	$693	$(2,353)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2003
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$12,553	$8,468	$4,129	$(638)	$24,512
Cost of sales	5,711	4,290	2,821	(638)	12,184
Selling, general and admin expenses	5,812	5,075	1,167	—	12,054
Other expense / asset write-down	1,197	58	92	—	1,347

Operating income (loss)	(167)	(955)	49	—	(1,073)
Equity in earnings of subsidiaries	(1,035)	—	—	1,035	—
Interest expense	(3,756)	(47)	(75)	—	(3,878)
Other income and (expense), net	(85)	(4)	(3)	—	(92)

Income (loss) before income tax provision	(5,043)	(1,006)	(29)	1,035	(5,043)
Income tax provision	(3)	—	—	—	(3)

Net income (loss)	$(5,046)	$(1,006)	$(29)	$1,035	$(5,046)

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Three Months Ended March 31, 2004
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,049	$161	$(491)	$—	$719

Cash flows from investing activities:
Purchase of property and equipment	(226)	(1)	(18)	—	(245)
Purchase of inventory leased to others	(136)	—	(111)	—	(247)

Net cash used in investing activities	(362)	(1)	(129)	—	(492)
Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(11)	(160)	(5)	—	(176)
Principal payments of deferred license fees	(129)	—	—	—	(129)
Proceeds from issuance of common stock	128	—	—	—	128

Net cash used in financing activities	(12)	(160)	(5)	—	(177)
Increase (decrease) in cash and cash equivalents	675	—	(625)	—	50
Cash and cash equivalents, beginning of period	6,011	1	2,671	—	8,683

Cash and cash equivalents, end of period	$6,686	$1	$2,046	$—	$8,733

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Three Months Ended March 31, 2003
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(206)	$435	$183	$—	$412

Cash flows from investing activities:
Purchase of property and equipment	(436)	(28)	—	—	(464)

Net cash used in investing activities	(436)	(28)	—	—	(464)
Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(174)	(389)	(6)	—	(569)
Principal payments of deferred license fees	(117)	—	—	—	(117)
Proceeds from issuance of common stock	97	—	—	—	97

Net cash used in financing activities	(194)	(389)	(6)	—	(589)

Increase (decrease) in cash and cash equivalents	(836)	18	177	—	(641)
Cash and cash equivalents, beginning of period	14,444	(14)	1,845	—	16,275

Cash and cash equivalents, end of period	$13,608	$4	$2,022	$—	$15,634

11.	OTHER EXPENSES / ASSET WRITE-DOWNS

Included in other expense / asset write-downs in the Consolidated Statement of Operations for the three months ended March 31, 2004 is approximately $0.6 million of employee severance costs which primarily was due to the separation of the former CFO. At March 31, 2004, approximately $0.4 million of this severance expense remains to be paid.

Included in other expense / asset write-downs in the Consolidated Statement of Operations for the three months ended March 31, 2003 is approximately $0.6 million of employee severance costs for approximately 80 terminated employees principally from reductions in service, international and management personnel. At March 31, 2003, approximately $0.1 million of these expenses remained unpaid.

In addition, the legal expenses incurred by the former CEO in connection with licensing issues in several jurisdictions in the amount of approximately $0.5 million, and audit fees related to the reaudit of the Company’s 2000 and 2001 financial statements in the amount of approximately $0.2 million were included in other expense / asset write-down for the three months ended March 31, 2003.

MIKOHN GAMING CORPORATION

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements sometimes include the words “may,” “will,” “estimate,” “intend,” “continue,” “expect,” or “anticipate,” and other similar words. Statements expressing expectations regarding our future (including pending gaming and patent approvals) and projections relating to products, sales, revenues and earnings are typical of such statements.

All forward-looking statements, although reasonable and made in good faith, are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of the Company’s new products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of privileged operating licenses by governmental authorities, competitive pressures and general economic conditions, the Company’s financial condition and debt service obligations. These and other factors that may affect our results are discussed more fully in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

GENERAL INFORMATION

Amounts disclosed in the accompanying tables are shown in thousands except per share amounts, while amounts included in text are disclosed in actual amounts. All percentages reported are based on those rounded numbers.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

Revenues and cost of revenues:

			Change
(Amounts in thousands)	2004	2003	Amount	%
Revenues
Slot and table games	$9,525	$11,264	$(1,739)	(15.4)
Product sales	9,089	10,700	(1,611)	(15.1)
Systems	2,515	2,548	(33)	(1.3)

Total revenues	$21,129	$24,512	$(3,383)	(13.8)

Cost of revenues:
Slot and table games	$2,936	$4,075	$(1,139)	(28.0)
Product sales	5,325	6,680	(1,355)	(20.3)
Systems	1,481	1,429	52	3.6

Total cost of revenues	$9,742	$12,184	$(2,442)	(20.0)

Gross profit	$11,387	$12,328	$(941)	(7.6)

Slot and table games. Slot and table games revenues consist of: (i) lease fees, route income and royalties we receive from casinos for our installed proprietary games, (ii) proceeds from the sale of slot machine hardware purchased or leased by us and (iii) license fees we receive from third party manufacturers and distributors who incorporate our proprietary games into their products. During the three months ended March 31, 2004, revenues from slot and table games were approximately $9.5 million, a decrease of $1.7 million, compared to revenues of approximately $11.2 million in the prior year period.

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

Revenues from our slot and table games business were approximately $9.5 million, a decrease of $1.7 million from the 2003 period. This decrease was due primarily to a decrease in the installed base of slot contracts under daily license fee agreements, partially offset by an increase in the installed base of slot contracts with periodic license fees. Increased competition with other suppliers for limited casino floor space resulted in a decline in the number of slot game contracts outstanding contributed to the decline, however, the average net win per day (net win produced by a slot machine is defined as the gross revenue minus all jackpots, payouts, fills and any approved claims) did not materially change in the 2004 quarter as compared to the 2003 quarter. Delays in our ability to offer technological specifications offered by competitors, such as ticket-in, ticket-out and multi-denominational pay tables, also contributed to the decrease in this segment’s revenues for the three months ended March 31, 2004.

Product sales. Product sales revenues consist primarily of sales of interior signage and related electronic components. During the 2004 quarter, product sales revenues were approximately $9.1 million, a decrease of 15.1% from the 2003 quarter. This decrease was due primarily to the elimination of selling these products in Australia.

Systems. Systems revenues are primarily comprised of software, hardware and support services. Revenues of $2.5 million for the three months ended March 31, 2004, were consistent with revenues during the three months ended March 31, 2003, as a decrease in sales from international markets was offset by an increase in sales from North American markets, primarily to Native American gaming facilities.

Condensed Statement of Operations

			Change
(Amounts in thousands)	2004	2003	Amount	%
Total revenue	$21,129	$24,512	$(3,383)	(13.8)
Cost of revenue	9,742	12,184	(2,442)	(20.0)

Gross profit	11,387	12,328	(941)	(7.6)
SG&A expense	5,825	6,176	(351)	(5.7)
Slot rent expense	822	1,390	(568)	(40.9)
R&D expense	1,530	1,187	343	28.9
Depreciation and amortization	2,544	3,301	(757)	(22.9)
Other expense/asset write-downs	564	1,347	(783)	(58.1)

	11,285	13,401	(2,116)	(15.8)

Income (loss) from operations	102	(1,073)	1,175	109.5
Interest expense	(2,480)	(3,878)	1,398	36.0
Other income (expense), net	25	(92)	117	127.2

Loss before income tax provision	(2,353)	(5,043)	2,690	53.3
Income tax benefit (provision)	—	(3)	3	Na

Net loss	$(2,353)	$(5,046)	$2,693	53.4

Net loss per share	$(0.11)	$(0.39)	$0.28	71.8

Selling, general and administrative expense (“SG&A”). SG&A decreased by approximately 5.7% during the three months ended March 31, 2004 compared to the 2003 period. The decrease was due primarily to a decrease in salary related costs and a decrease in the provision for doubtful receivables.

Slot rent expense. Slot rent expense is the use of operating leases to finance the purchase and placement of slot machines. The decrease in slot rent expense in the 2004 quarter compared to the 2003 quarter was due primarily to the expiration of several operating leases during the current quarter.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. We have continued to invest in new product development, including new games to be developed for licensing to third parties, as well as next generation player tracking and controller technology. Our R&D spending increased by 28.9% during the three months ended March 31, 2004 over the comparable 2003 period primarily due to our increased focus on developing game content licensed to third parties. We expect R&D to increase as a percentage of revenue during fiscal 2004 as part of this change in our business model.

Depreciation and amortization. Depreciation and amortization decreased by 22.9% in the 2004 quarter due primarily to the write-down of the value of inactive slot machines and related equipment and certain other fixed assets in December 2003 that are no longer being depreciated.

Other expense / asset write-downs. Included in other expense / asset write-downs for the three months ended March 31, 2004 is approximately $0.6 million of employee severance costs associated with the separation of the Company’s former CFO and other staff, primarily from reductions in administrative personnel.

Included in other expense / asset write-downs in the three months ended March 31, 2003 is approximately $0.6 million of employee severance costs for approximately 80 terminated employees principally from reductions in service, international and management personnel.

In addition, the legal expenses incurred by the former CEO in connection with licensing issues in several jurisdictions in the amount of approximately $0.5 million, and audit fees related to the reaudit of the Company’s 2000 and 2001 financial statements in the amount of approximately $0.2 million were included in other expense / asset write-down.

Interest expense. Interest expense decreased during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to the retirement of $40.0 million of Senior Secured Notes in October 2003, resulting in a reduction in interest expense for the quarter ended March 31, 2004 of approximately $1.4 million.

Other income. Other income net of expenses for the 2004 period was less than $0.1 million compared to a net expense of approximately $0.1 million in the 2003 period. The primary components consist of interest income, offset by losses on the disposition of assets.

Income taxes. During the three months ended March 31, 2004 no income tax provision or benefit was recorded compared to a tax provision of less than $0.1 million for the three months ended March 31, 2003. The primary component of the income tax provision for the 2003 period was related to state income taxes.

Loss per share. Both basic and diluted loss per share for the three months ended March 31, 2004 were $0.11 on basic and diluted weighted average common shares outstanding of approximately 21,731,000. Both basic and diluted loss per share for the three months ended March 31, 2003 were $0.39 on basic and diluted weighted average common shares outstanding of approximately 12,877,000. Dilutive stock options have not been included in the computations of diluted net loss per share as their effect would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2004, the Company incurred a net loss of approximately $2.3 million. Net cash and cash equivalents at both March 31, 2004 and December 31, 2003 were $8.7 million. Working capital increased to $13.2 million at March 31, 2004 from $13.1 million at December 31, 2003. This working capital increase was due principally to increases in inventory of approximately $0.6 million, prepaid expenses of approximately $0.6 million and accounts receivable of approximately $0.1 million, and a decrease in accounts payable of $2.3 million, offset by increases in accrued liabilities of approximately $3.2 million and deferred revenues of approximately $0.4 million.

Cash provided by operating activities was approximately $0.7 million for the three months ended March 31, 2004. The significant items affecting this amount were a net loss of approximately $2.3 million offset by non-cash charges of $2.5 million for depreciation and amortization and $0.4 million for amortization of debt discount and issue costs. Significant changes in operating assets and liabilities also affecting cash provided by operating activities were an increase in accrued liabilities, partially offset by an increase in other current assets and a decrease in accounts payable.

Cash used in investing activities was approximately $0.5 million during the three months ended March 31, 2004 due primarily to purchases of property and equipment of approximately $0.2 million and inventory leased to others of approximately $0.3 million.

Cash used in financing activities was approximately $0.2 million during the three months ended March 31, 2004, primarily as a result of principal payments on debt, deferred license fees and capital leases of approximately $0.3 million offset, in part, by proceeds of approximately $0.1 million from the issuance of common stock.

The following table summarizes the Company’s contractual obligations at March 31, 2004, for long-term debt, capital leases, operating leases, license fees, slot machine purchases and employment agreements for the periods shown:

		Less than	1-3	4-5	After 5
(Amounts in thousands)	Total	1 year	years	years	years
Contractual Obligations
Long-term debt	$65,476	$135	$341	$65,000	—
Interest	36,855	7,634	15,268	13,953	—
Operating leases	20,044	3,670	5,277	4,375	6,722
Capital leases	476	456	20	—	—
License fees	432	432	—	—	—
Purchase of slot machines	300	300	—	—	—
Employment agreements	3,320	2,198	1,122	—	—

Total	$126,903	$14,825	$22,028	$83,328	$6,722

The above table includes accretion of debt discount of approximately $2.3 million.

Employment Agreements

We have entered into employment contracts, with durations of up to three years, with our corporate officers and certain other key employees. Significant contract provisions include minimum annual base salaries, healthcare benefits, life insurance benefits, bonus compensation if performance measures are achieved, change in control and non-compete provisions. These contracts are primarily “at will” employment agreements, under which we or the employee may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements with unconsolidated entities or other persons, other than the contractual obligations disclosed above.

Capital Expenditures and Other

During the three months ended March 31, 2004, the Company spent approximately $0.2 million for purchases of property and equipment. The Company presently plans to spend less for capital expenditures in 2004 than the amount spent in 2003.

In February 2002, the Company completed the acquisition of a $17.5 million working capital revolving line of credit facility (the “Facility”) with Foothill Capital Corporation (“Foothill”). During 2003, the working capital facility was amended, due to EBITDA covenant restrictions, which reduced the available capacity of the facility to $12.5 million. Once we have achieved annual EBITDA of $20.0 million for three consecutive quarters the capacity of the facility will revert to the entire $17.5 million. Each of these steps is intended to give us greater flexibility to execute our business plan.

As of December 31, 2003, the Company was not in compliance with its covenant to maintain minimum amounts of annual EBITDA of $20.0 million for the twelve months ended December 31, 2003. Foothill and the Company have executed amendments, which reduce the annual EBITDA requirement to $8,000,000 for each of the 12-month periods ending December 31, 2003 and March 31, 2004, respectively. As of March 31, 2004, the Company was in compliance with the EBITDA requirements as agreed to between the parties in these amendments. The Company has not drawn on the Facility.

The Company is pursuing outsourcing arrangements for the delivery of our game content on third-party gaming platforms. However, the Company can give no assurances that such arrangements will be achieved and may continue to operate its slot business using existing slot machines which may require as much as $4,000 per device to upgrade to technologically current specifications.

The Company is a party to Post-Employment Agreements entered into in August 2002 with its former CEO and CFO to provide cash payments of approximately $2.8 million and $0.8 million respectively. The agreements require aggregate payments subsequent to December 31, 2002 of approximately $2.0 million plus medical costs through August 2006. In March 2003, the Company reached an agreement with its former CEO whereby he resigned from the Company’s board of directors and specifically as chairman of the board. In March 2003, the Company paid its former CEO all outstanding future payments totaling approximately $1.4 million and agreed to pay certain legal costs incurred by the former CEO in the approximate amount of $0.5 million.

The Company entered into a Post-Employment Agreement (“Agreement”) with Denny Garcia effective January 1, 2004. Under the terms of the Agreement, Mikohn agreed to pay Mr. Garcia $0.6 million (“Settlement Sum”) over a thirty-six month period, interest free. The Agreement also calls for Mr. Garcia to personally retain his health insurance benefit. In entering into this Agreement, Mikohn was relieved of its obligation under Mr. Garcia’s previous Employment Agreement, which was not set to expire until December 31, 2006. Mr. Garcia remains a consultant to Mikohn.

The Company entered into a Post-Employment Agreement with John Garner effective February 1, 2004. The Agreement calls for payments to Mr. Garner in the amount of $0.4 million over a twenty-two month period, interest free. The Post-Employment Agreement also calls for Mikohn to pay for healthcare coverage for Mr. Garner and his family through November 2005. Mr. Garner is additionally entitled to retain 75,000 stock options that had been previously granted to him in August 2002 and March 2003, until such time as those option grants expire in accordance with their terms. Mr. Garner also has the option after February 1, 2005 to buyout, in a lump sum fashion, the remaining unpaid Settlement Sum at a 10% discount to the remaining balance. The Agreement supersedes Mr. Garner’s Employment Agreement, which had extended through August 2005.

Share Repurchase Plan

On August 13, 2002 the Company’s Board of Directors authorized the purchase of up to $2.0 million of the Company’s common stock. The purchases will be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. The Company did not purchase any shares of its common stock during the three months ended March 31, 2004. Through March 31, 2004, the Company has purchased approximately 76,000 shares of its common stock for approximately $0.2 million. Additionally, during 2002, the Company acquired 100,000 shares as the result of foreclosures or forfeitures on obligations owed to the Company which were secured by the shares. As of March 31, 2004, the Company held approximately 195,000 shares of common stock in treasury.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debts, inventory valuation reserves and asset impairment require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are inherently subject to a degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of known industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not materially differ from our estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interests entities, as defined. FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interests entities. The Company does not expect to identify any variable interest entities that must be consolidated, but may be required to make additional disclosures. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments; 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer’s shares. In general, Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have an impact on the Company’s consolidated financial position or disclosures.

RISK FACTORS

You should consider carefully the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Risks Related to Our Business Operations

If we are unable to develop or introduce innovative products that gain market acceptance and satisfy consumer preferences, our current and future revenues will be adversely affected.

Our future performance is dependent upon the continued popularity of our existing products and our ability to develop and introduce products that gain market acceptance and satisfy customer preferences. The popularity of any of our gaming products may decline over time as customer preferences change or as new, competing games, many incorporating new technology, are introduced by our competitors. If we are unable to develop or market innovative products or systems in the future, or if our current products or systems become obsolete or otherwise noncompetitive, our ability to sustain current revenues from our existing customers or to generate additional revenues from existing or new customers would be adversely affected, which, in turn, could materially reduce our profitability and growth potential. In addition, the introduction of new and innovative products by our competitors that are successful in meeting customer preferences also could materially reduce our competitiveness and adversely affect our revenues and our business.

The development of new games requires a significant investment by us prior to any of the games becoming available to be licensed. These new games and refresher versions of our existing games may not gain popularity with gaming patrons, or may not maintain any popularity achieved, and we may be unable to recover the cost of developing these games. Each of these games also requires separate regulatory approval in each market in which we do business, and this regulatory approval may either not be granted or not be granted in a timely manner, for reasons substantially outside of our control. A lack of market or regulatory acceptance of our new games or refresher versions of our existing games, or delays in obtaining necessary regulatory approvals, will adversely affect our revenues and business prospects.

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

If our license agreements with Hasbro and other content providers are terminated or are not renewed or if we breach our obligations under any license agreement, our revenues could be reduced.

Any termination or failure to renew a license agreement with our branded content providers could have a material adverse effect on our revenues and operations. Revenues from our slot and table games segment are derived primarily from the popularity of our Yahtzee®, Battleship®, Clue®, Ripley’s Believe It or Not!® and Trivial Pursuit® slot machines. We developed these slot machines under multi-year license agreements, which contain options to renew, with Hasbro, Ripley and other branded content providers. We are also in the process of developing additional games under similar agreements with separate licensors for additional branded content, including an agreement with Paws, Inc. for use of the Garfield® property.

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

Historically, we have not consistently generated sufficient cash flow from operations to satisfy our capital requirements and have relied upon financing arrangements to satisfy such requirements. Should such financing arrangements be required but unavailable in the future, this will pose a significant risk to our liquidity and our ability to meet operational and other cash requirements.

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

Any additional debt financing that we incur in the future will increase the amount of our outstanding indebtedness, our debt service requirements and the related risks we currently face, including the annual interest requirements of approximately $7.7 million related to our 11 7/8% Senior Secured Notes due 2008, of which $65 million is outstanding. See “Risks Related to Our Substantial Debt.” Moreover, any increase to our indebtedness may reduce future operating cash flow. We may not be able to generate the sources of liquidity, if needed, either through operations or debt or equity financing, and we may not be able to develop or enhance our products, take advantage of future opportunities or respond to changing demands of customers and competitors.

We maintain a $17.5 million working capital revolving line of credit facility with Foothill Capital Corporation. We have not drawn on this credit facility, but any borrowing will also increase our indebtedness and the related risks we currently face. We may not be in compliance with quarterly financial covenants to be able to borrow under this credit facility should it be deemed necessary. We have negotiated with Foothill Capital Corporation amendments to our covenant related to the generation of EBITDA. We are in compliance with the EBITDA covenant at this time.

If casino operators cancel the placement of our games or do not agree to recurring revenue arrangements, our recurring revenues and our growth could be adversely affected.

Under the terms of our current arrangements with casino operators, our installed base of games may be replaced by competing products under some circumstances, thus ending the recurring revenue stream or arrangement with such operator. Such replacement may result from competition, changes in economic conditions, technological requirements, obsolescence or declining popularity. A decrease in our installed base of games will adversely affect our revenues and future growth. In addition, if customers replace our games and bonusing systems, our efforts to maintain and expand the number of installed proprietary games through enhancement of existing games and bonusing systems, introduction of new games and bonusing systems and other features and the provision of superior customer service may not be successful. See “If we are unable to develop or introduce innovative products that gain market acceptance and satisfy consumer preferences, our current and future revenues will be adversely affected.”

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

Casinos and other gaming operators represent a significant portion of our customers. Therefore, factors that may negatively impact the casino industry may also negatively impact our future revenues. If casinos experience reduced patronage, our games may not perform well and may be removed from the casino floor or earn less revenue for us while on the casino floor. In either event, there would be a materially negative impact on our revenue performance.

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

If any holder of our securities fails to comply with the requirements of any gaming authority, we have the right, at our option, to require such holder to dispose of such holder’s securities within the period specified by the applicable gaming authority or to redeem the securities to the extent required to comply with the requirements of the applicable gaming authority.

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

The anti-takeover provisions in our articles of incorporation, our bylaws, our stockholder rights plan and Nevada law could make it more difficult for a third party to acquire us without the approval of our board of directors. Under these provisions, we could delay, deter or prevent a takeover attempt or third-party acquisition that certain of our stockholders may consider to be in their best interests, including a takeover attempt that may result in a premium over the market price for shares of our common stock. In addition, these provisions may prevent the market price of our common stock from increasing substantially in response to actual or rumored takeover attempts and also may prevent changes in our management. Because these anti-takeover provisions may result in being perceived as a potentially more difficult takeover target, this may affect the price investors are willing to pay for shares of our common stock.

Risks Related to Our Substantial Debt

We have substantial debt and debt service requirements, which could have an adverse impact on our business and the value of our common stock.

On March 31, 2004, our total outstanding debt was approximately $66 million. In addition to this existing debt, we may incur additional debt in the future. This debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on the value of Mikohn as follows:

•	difficulty for us to make payments on our outstanding indebtedness;

•	a significant portion of our cash flows from operations must be dedicated to debt service and will not be available for other purposes that would otherwise be operationally value-enhancing uses of such funds;

•	our ability to borrow additional amounts for working capital, capital expenditures, potential acquisition opportunities and other purposes may be limited;

•	we may be limited in our ability to withstand competitive pressures and may have reduced financial flexibility in responding to business changes, regulatory and economic conditions in the gaming industry;

•	we may be at a competitive disadvantage because we may be more highly leveraged than our competitors and, as a result, more restricted in our ability to invest in our growth and expansion; and

•	may cause us to fail to comply with applicable debt covenants and could result in an event of default that could result in all of our indebtedness being immediately due and payable (See “We may not be able to generate sufficient cash flow to meet our debt service requirements”).

If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. See “Risks Related to Our Business Operations.” Our cash flow from operations and available credit may not be sufficient to meet our capital requirements, and, as a result, we could be dependent upon future financing, which may not be available.

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

See “Risks Related to Our Business Operations.” Our cash flow from operations and available credit may not be sufficient to meet our capital requirements, and, as a result, we could be dependent upon future financing, which may not be available. Our performance will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Many of these factors are beyond our control. Our debt service requirements are currently estimated to be approximately $7.7 million for fiscal year 2004.

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

The terms of our indebtedness require that we meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be affected by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness, including without limitation, our senior secured notes. This could have a material adverse effect on our operations, our revenues and thus our common stock value.

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

Substantially all of our assets are pledged as security to holders of our senior secured notes, as well as to the lender under our credit facility. The ability of holders of shares of our common stock to participate in the distribution of our assets upon our liquidation or recapitalization will be subject to the prior claims of our creditors. Any foreclosure on our assets by such creditors will materially reduce the assets available for distribution to holders of shares of common stock.

MIKOHN GAMING CORPORATION

Item 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part I, Item 7A, of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003. There have been no material changes in market risks since the fiscal year end.

Item 4. – CONTROLS AND PROCEDURES

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

During the first quarter of 2004, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MIKOHN GAMING CORPORATION

PART II - OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K

A.	Exhibits:

10.27	Post-Employment Agreement dated December 3, 2003 between the Company and Dennis Garcia, former Executive Vice President of Sales.

10.28	Amendment Number 3 to Loan and Security Agreement dated January 16, 2004 between the Company and Foothill Capital Corporation.

10.29	Employment Agreement dated January 16, 2004 between the Company and Michael A. Sicuro, Chief Financial Officer.

10.30	Post-Employment Agreement dated February 1, 2004 between the Company and John Garner, former Executive Vice President and Chief Financial Officer.

10.31	Amendment Number 4 to Loan and Security Agreement dated March 22, 2004 between the Company and Foothill Capital Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K:

A report filed on Form 8-K with the Securities and Exchange Commission on January 20, 2004 to announce that Michael A. Sicuro has joined the Company as Executive Vice-President, Chief Financial Officer, Secretary and Treasurer.

A report filed on Form 8-K with the Securities and Exchange Commission on March 25, 2004 to disclose the Company’s unaudited financial results for the three and twelve months ended December 31, 2003.

A report filed on Form 8-K with the Securities and Exchange Commission on March 26, 2003 to disclose a supplemental report of the Company’s unaudited Consolidated Statement of Operations for the three and twelve months ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

MIKOHN GAMING CORPORATION, Registrant

By:	/s/ MICHAEL A. SICURO

Michael A. Sicuro Executive Vice President, Treasurer and Chief Financial Officer

May 12, 2004