Form 10-Q
period 2004-06-30
MIKOHN GAMING CORP
filed 2004-08-16
CIK 912241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2004

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

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

22,009,280	as of	August 16, 2004
(Amount Outstanding)		(Date)

MIKOHN GAMING CORPORATION

MIKOHN GAMING CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,856	$8,683
Accounts receivable, net of allowance for doubtful accounts of $1,027 and $1,996	12,144	11,497
Installment sales receivable, net of allowance for doubtful accounts of $1,529 and $1,500	405	501
Inventories, net of reserves of $3,806 and $4,479	8,006	6,258
Prepaid expenses	2,789	2,498
Deferred tax asset	3,313	3,313

Total current assets	34,513	32,750
Installment sales and notes receivable, net	49	97
Property and equipment, net	9,599	11,869
Intangible assets, net	54,699	55,506
Goodwill	2,860	2,860
Other assets	5,130	6,090

Total assets	$106,850	$109,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,758	$6,176
Customer deposits	3,235	2,981
Current portion of long-term debt and notes payable	418	727
Accrued liabilities	8,687	8,696
Deferred revenues and license fees	1,046	1,027

Total current liabilities	20,144	19,607
Long-term debt and notes payable, net of unamortized discount of $2,154 and $2,412	63,187	62,989
Other long-term liabilities	3,047	3,073
Deferred tax liability	16,114	16,114

Total liabilities	102,492	101,783

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized 22,003,503 and 21,910,611 shares issued and outstanding	2,200	2,191
Additional paid-in capital	114,721	114,325
Other comprehensive loss	(388)	(253)
Accumulated deficit	(111,463)	(108,162)

Subtotal	5,070	8,101
Less treasury stock, 194,913 shares, at cost	(712)	(712)

Total stockholders’ equity	4,358	7,389

Total liabilities and stockholders’ equity	$106,850	$109,172

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Slot and table games	$7,645	$11,485	$17,171	$22,749
Product sales	11,187	10,487	20,276	21,187
Systems	4,456	3,185	6,971	5,733

Total revenues	23,288	25,157	44,418	49,669
Cost of revenues:
Slot and table games	2,275	3,962	5,210	8,037
Product sales	6,812	6,642	12,138	13,322
Systems	1,993	1,538	3,474	2,967

Total cost of revenues	11,080	12,142	20,822	24,326
Gross profit	12,208	13,015	23,596	25,343
Selling, general and administrative expense	6,345	5,521	12,170	11,697
Slot rent expense	233	1,383	1,056	2,773
Research and development	1,499	1,242	3,029	2,429
Depreciation and amortization	2,630	3,431	5,174	6,732
Other expenses / asset write-downs	—	170	564	1,517

	10,707	11,747	21,993	25,148

Operating income	1,501	1,268	1,603	195
Interest expense	(2,443)	(3,860)	(4,923)	(7,738)
Other income, net	3	207	28	115

Loss before income tax provision	(939)	(2,385)	(3,292)	(7,428)
Income tax provision	(9)	(3)	(9)	(6)

Net loss	$(948)	$(2,388)	$(3,301)	$(7,434)

Weighted average common shares:
Basic	21,768	12,910	21,750	12,893

Diluted	21,768	12,910	21,750	12,893

Basic and diluted loss per share:
Net loss per share	$(0.04)	$(0.18)	$(0.15)	$(0.58)

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(948)	$(2,388)	$(3,301)	$(7,434)
Other comprehensive income:
Foreign currency translation gain/(loss)	(292)	297	(135)	260

Comprehensive loss	$(1,240)	$(2,091)	$(3,436)	$(7,174)

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,301)	$(7,434)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,202	5,346
Amortization	972	1,386
Provision for bad debts	167	(85)
Provision for obsolete inventory	—	566
Amortization of debt discount and debt issue costs	788	1,155
Loss (gain) on disposition of assets	(22)	129
Other	99	30
Changes in assets and liabilities:
Accounts receivable	(814)	1,822
Notes and installment sales receivable	144	57
Inventories	(1,724)	615
Other assets	(616)	1,267
Trade accounts payable	(15)	(1,951)
Accrued expenses	582	(2,783)
Other liabilities	436	(1,403)

Net cash provided by (used in) operating activities	898	(1,283)

Cash flows from investing activities:
Purchase of property and equipment	(458)	(2,631)
Purchase of inventory leased to others	(998)	—
Proceeds from sales of property and equipment	56	—

Net cash used in investing activities	(1,400)	(2,631)

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	(8)	(115)
Principal payments on capital leases	(361)	(961)
Principal payments of deferred license fees	(261)	(237)
Proceeds from issuance of common stock	305	393

Net cash used in financing activities	(325)	(920)

Decrease in cash and cash equivalents	(827)	(4,834)
Cash and cash equivalents, beginning of period	8,683	16,275

Cash and cash equivalents, end of period	$7,856	$11,441

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)-(Continued)

(Amounts in thousands)	Six Months Ended June 30,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,994	$6,888

Federal and state income taxes	$22	$21

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. Unless indicated otherwise, “Mikohn,” the “Company,” “we,” “us” and “our” refer to Mikohn Gaming Corporation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at June 30, 2004, and the results of its operations and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

Certain items reported in the prior year have been reclassified to follow the Company’s current reporting practice. Additionally, all intercompany activities have been eliminated.

Amounts disclosed in the accompanying footnote tables are shown in thousands except per share amounts, while amounts included in text are disclosed in actual amounts.

2.	SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company on occasion places its cash and cash equivalents in money market instruments with high quality institutions. At June 30, 2004, the Company did not have any deposits with high quality institutions in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

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

During a 2003 year-end valuation review of its operating assets, the Company determined that the assets described below no longer generated sufficient cash flow to support their carrying value. These assets are comprised of approximately 520 slot machines, and the related signs, meters and electronics, and certain non-branded assets including Mini Berthas™ and Flip-It™. The charge recorded in the fourth quarter of 2003 related to these assets totaled approximately $2.5 million. Additionally, the Company decided to write-down equipment in its manufacturing facility and corporate offices that it no longer uses and recorded a charge for approximately $0.8 million, in the fourth quarter of 2003. Consequently, the Company’s depreciation expense has decreased by approximately $1.6 million during the six months ended June 30, 2004.

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

Other assets. Other long term assets represent primarily unamortized loan fees related to the Senior Secured Notes of approximately $3.1 million and $3.6 million and security deposits for building and equipment leases of approximately $0.6 million and $1.0 million at June 30, 2004 and December 31, 2003, respectively.

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

Foreign subsidiaries report their financial results in U.S. dollars. Balance sheet amounts are reported using translation rates as of the balance sheet date, except for those accounts that are required to be reported at historical amounts. Statement of operations amounts are accumulated monthly and reported using the translation rate for the end of the month for each month in the reporting period.

Revenue recognition. The Company recognizes revenue depending on the line of business as follows:

Revenues from slot and table games relate to our slot and table games segment and consist of: (i) lease fees, route income and royalties we receive from casinos who install our proprietary games and (ii) license fees we receive from third party manufacturers and distributors that incorporate our proprietary games into their products. Slot and table game sales are executed by a signed contract or a customer purchase order. Revenue is recognized when the completed product is delivered. If the agreement calls for Mikohn to perform an installation after delivery, revenue related to the installation is recognized when the installation has been completed and accepted by the customer. License fees for slot and table game titles are recognized in accordance with Statement of Position 97-2 Software Revenue Recognition (“SOP 97-2”).

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The leasing of proprietary table games to customers occurs under signed lease agreements. Table game lease contracts are typically for a 36-month period with a 30-day cancellation clause. The lease revenue is recognized on a monthly basis.

The leasing of proprietary slot machines occurs under signed lease agreements. These contracts will either be on participation or a fixed-rental basis. Slot machine lease contracts are typically for a one year period with a 30-day cancellation clause. On a participation basis, the Company earns a share of the revenue that the casino earns from these slot machines. On a fixed-rental basis, the Company charges a fixed amount per slot machine per day. Revenues from both types of lease arrangements are recognized on the accrual basis.

Product sales revenues consist primarily of sales of interior signage and related electronic components along with proceeds from the sale of slot machine hardware purchased or leased by us. Product sales are executed by a signed contract or customer purchase order. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. If the agreement calls for Mikohn to perform an installation after delivery, revenue related to the installation is recognized when the installation has been completed and accepted by the customer.

Systems revenues are primarily comprised of software, hardware and support services. Sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine and table game activity and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with SOP 97-2. System sales are considered multiple element arrangements because they include hardware, software, installation, training and post-sale customer support. System sales are evidenced by a signed contract or purchase order. Follow-up spare parts and hardware-only sales are evidenced by a purchase order. Revenue for system sales is recognized when: (i) there is a signed contract with a fixed determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered, installed, training has been completed and acceptance has occurred. Not all systems contracts require installation or training. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and perform the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.

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

Stock-based compensation. At June 30, 2004, the Company had stock-based employee and director compensation plans. The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

(Amounts in thousands, except per share amounts)	Six months ended June 30,
	2004	2003
Net loss, as reported	$(3,301)	$(7,434)
Add: Stock-based compensation expense	99	30
Deduct: Total stock-based employee compensation expense determined under fair value method	(709)	(483)

Pro forma net loss	$(3,911)	$(7,887)

Loss per share:
As reported -
Basic and diluted	$(0.15)	$(0.58)

Pro forma -
Basic and diluted	$(0.18)	$(0.61)

Equity instruments issued to consultants and vendors. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18 - Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

in Conjunction with Selling, Goods or Services and EITF 00-18 - Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The Company has fully amortized all outstanding options issued to consultants. The number of uncancelled options issued to consultants at June 30, 2004 was approximately 108,000.

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

Software development capitalization. The Company previously capitalized costs related to the development of certain software products that meet the criteria under SFAS No. 86 – “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company did not capitalize any costs during the six months ended June 30, 2004 and 2003.

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

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: (i) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; (ii) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and (iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer’s shares. In general, Statement No. 150 is effective for all financial instruments entered into or modified after May 31,

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have an impact on the Company’s consolidated financial position or disclosures.

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

3.	RECEIVABLES AND INVENTORY

The following provides additional disclosure for selected balance sheet accounts:

Accounts receivable and installment sales receivable at June 30, 2004 and December 31, 2003 consist of the following:

(Amounts in thousands)	June 30, 2004	December 31, 2003
	(Unaudited)
Accounts receivable:
Trade Receivables	$13,171	$13,493
Less: allowance for bad debts	(1,027)	(1,996)

	$12,144	$11,497

Installment sales receivable:
Installment sales receivable	$1,934	$2,001
Less: allowance for bad debts	(1,529)	(1,500)

	$405	$501

Inventories at June 30, 2004 and December 31, 2003 consist of the following:

(Amounts in thousands)	June 30, 2004	December 31, 2003
	(Unaudited)
Inventories:
Raw materials	$7,524	$8,278
Finished goods	644	1,773
Work-in-progress	3,644	686

Subtotal	11,812	10,737
Reserve for obsolete inventory	(3,806)	(4,479)

Total	$8,006	$6,258

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142 and SFAS No. 144, management monitors intangible assets for impairment on a periodic basis. On an annual basis, unless circumstances indicate impairment may have occurred between annual dates, management performs an impairment analysis of goodwill and its indefinite life intangible asset. On a quarterly basis, management reviews definite life intangible assets to determine if the carrying values of intangible assets are impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable. A third party valuation of goodwill and the indefinite life assets as of September 30, 2003, indicated no impairment.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The net carrying value of goodwill and other intangible assets as of June 30, 2004 is comprised of the following:

	Net Amount Allocated by Segment
(Amounts in thousands)	Slot and Table Games	Product Sales	Corporate	Total
Goodwill	$2,471	$389	$—	$2,860
Indefinite life intangible asset (perpetual license)	50,533	—	—	50,533
Definite life intangible assets (see detail below)	2,529	331	1,306	4,166

Total	$55,533	$720	$1,306	$57,559

The net carrying value of goodwill ($2.9 million) as of June 30, 2004, is included in the geographic operations of North America ($2.5 million) and Australia / Asia ($0.4 million).

Definite life intangible assets as of June 30, 2004, subject to amortization, are comprised of the following:

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patent / trademark rights	$10,212	$(7,382)	$2,830
Covenants not to compete	377	(361)	16
Software development costs	2,158	(1,300)	858
Proprietary rights / other	1,084	(622)	462

Total	$13,831	$(9,665)	$4,166

Amortization expense for definite life intangible assets was approximately $0.8 million for the six months ended June 30, 2004 compared to $1.2 million for the six months ended June 30, 2003.

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

During 2000 and 2001, the Company entered into a series of sale-leaseback transactions with various third party finance companies. These transactions involved slot machines with a fair value purchase option at the end of a 40- month lease term. In November 2003, the Company agreed to purchase the remaining slot machines on lease for $1,000 per machine, less any prepaid deposits. Subsequent to June 30, 2004, the Company is obligated to pay approximately $0.1 million to purchase the leased machines.

A lease agreement for a building in Las Vegas, Nevada contains a minimum net worth requirement stating that if the net worth of the Company falls below a specified threshold, the Company must provide the landlord with a letter of credit to secure future rent payments. During the year ended December 31, 2003, the Company’s minimum net worth did not meet the requirements under the lease agreement. Accordingly, the Company placed in escrow a $1.1 million letter of credit to secure future rent payments, and potentially could be obligated to purchase an additional $1.9 million letter of credit if minimum net worth requirements are not met.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.	LOSS PER SHARE

The following table provides a reconciliation of basic and diluted loss per share:

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended June 30, 2004:
Net loss	$(948)	$(948)

Weighted average shares	21,768	21,768

Per share amount	$(0.04)	$(0.04)

For the three months ended June 30, 2003:
Net loss	$(2,388)	$(2,388)

Weighted average shares	12,910	12,910

Per share amount	$(0.18)	$(0.18)

For the six months ended June 30, 2004:
Net loss	$(3,301)	$(3,301)

Weighted average shares	21,750	21,750

Per share amount	$(0.15)	$(0.15)

For the six months ended June 30, 2003:
Net loss	$(7,434)	$(7,434)

Weighted average shares	12,893	12,893

Per share amount	$(0.58)	$(0.58)

Dilutive stock options of approximately 102,000 and 60,000 for the three months ended June 30, 2004 and 2003, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive. Dilutive stock options of approximately 241,000 and 30,000 for the six months ended June 30, 2004 and 2003, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

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

The Company entered into a Post-Employment Agreement (“Agreement”) with John Garner effective February 1, 2004. The Agreement calls for payments to Mr. Garner in the amount of $0.4 million over a twenty-two month period, interest free. The Agreement also calls for Mikohn to pay for healthcare coverage for Mr. Garner and his family through November 2005. Mr. Garner is additionally entitled to retain 75,000 stock options that had been previously granted to him in August 2002 and March 2003, until such time as those option grants expire in accordance with their terms. Mr. Garner also has the option after February 1, 2005 to buy out, in a lump sum fashion, the remaining unpaid Settlement Sum at a 10% discount to the remaining balance. The Agreement supersedes Mr. Garner’s Employment Agreement, which had extended through August 2005.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Business segment information for the three and six months ended June 30, 2004 and 2003 consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2004	2003	2004	2003
Business Unit Segments
Revenues:
Slot and table games	$7,645	$11,485	$17,171	$22,749
Product sales	11,187	10,487	20,276	21,187
Systems	4,456	3,185	6,971	5,733

Total	23,288	25,157	44,418	49,669

Operating income/(loss):
Slot and table games	$884	$1,444	$2,579	$2,598
Product sales	2,570	1,734	4,571	3,586
Systems	1,060	542	883	499
Corporate	(3,013)	(2,452)	(6,430)	(6,488)

Total	$1,501	$1,268	$1,603	$195

Depreciation and amortization
Slot and table games	$2,002	$2,508	$3,926	$4,899
Product sales	150	200	304	394
Systems	21	26	34	52
Corporate	457	697	910	1,387

Total	$2,630	$3,431	$5,174	$6,732

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and six months ended June 30, 2004 and 2003 consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2004	2003	2004	2003
Geographic Operations
Revenues:
North America	$19,612	$21,553	$38,052	$41,935
Australia / Asia	1,437	970	2,238	1,873
Europe	2,239	2,634	4,128	5,861

Total	$23,288	$25,157	$44,418	$49,669

Operating income (loss):
North America	$1,585	$1,215	$2,025	$669
Australia / Asia	(64)	(359)	(62)	(848)
Europe	(20)	412	(360)	374

Total	$1,501	$1,268	$1,603	$195

Depreciation and amortization
North America	$2,583	$3,387	$5,077	$6,652
Australia / Asia	15	12	31	20
Europe	32	32	66	60

Total	$2,630	$3,431	$5,174	$6,732

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.	GUARANTOR FINANCIAL STATEMENTS

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2004
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elim- inations	Consolidated
ASSETS
Current assets:
Cash	$5,622	$1	$2,233	$—	$7,856
Accounts and notes receivable, net	8,862	2,167	1,520	—	12,549
Inventories, net	3,660	3,030	1,316	—	8,006
Intercompany transactions	14,058	—	—	(14,058)	—
Other current assets	2,472	3,177	453	—	6,102

Total current assets	34,674	8,375	5,522	(14,058)	34,513
Property and equipment, net	5,247	3,795	557	—	9,599
Goodwill and intangible assets	51,831	5,339	389	—	57,559
Investments in subsidiaries	4,315	—	—	(4,315)	—
Other assets	4,650	529	—	—	5,179

Total assets	$100,717	$18,038	$6,468	$(18,373)	$106,850

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities	$16,086	$1,725	$2,333	$—	$20,144
Intercompany transactions	—	8,989	5,069	(14,058)	—

Total current liabilities	16,086	10,714	7,402	(14,058)	20,144
Long-term debt, net	63,143	—	44	—	63,187
Other liabilities, long term	3,030	17	—	—	3,047
Deferred tax liability	14,100	2,014	—	—	16,114
Stockholders’ equity (deficit)	4,358	5,293	(978)	(4,315)	4,358

Total liabilities and stockholders’ equity (deficit)	$100,717	$18,038	$6,468	$(18,373)	$106,850

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

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2004
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$15,954	$4,347	$3,676	$(689)	$23,288
Cost of sales	7,070	2,191	2,508	(689)	11,080
Selling, general and admin expenses	6,101	3,355	1,251	—	10,707

Operating income (loss)	2,783	(1,199)	(83)	—	1,501
Equity in earnings of subsidiaries	(1,288)	—	—	1,288	—
Interest expense	(2,430)	(11)	(2)	—	(2,443)
Other income and (expense)	(4)	51	(44)	—	3

Income (loss) before income tax provision	(939)	(1,159)	(129)	1,288	(939)
Income tax provision	(9)	—	—	—	(9)

Net income (loss)	$(948)	$(1,159)	$(129)	$1,288	$(948)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$13,338	$8,549	$3,604	$(334)	$25,157
Cost of sales	5,840	4,360	2,276	(334)	12,142
Selling, general and admin expenses	5,387	5,083	1,277	—	11,747

Operating income (loss)	2,111	(894)	51	—	1,268
Equity in earnings of subsidiaries	(793)	—	—	793	—
Interest expense	(3,776)	(38)	(46)	—	(3,860)
Other income and (expense)	73	(4)	138	—	207

Income (loss) before income tax provision	(2,385)	(936)	143	793	(2,385)
Income tax provision	(3)	—	—	—	(3)

Net income (loss)	$(2,388)	$(936)	$143	$793	$(2,388)

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2004
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$28,744	$10,423	$6,366	$(1,115)	$44,418
Cost of sales	12,718	4,824	4,395	(1,115)	20,822
Selling, general and admin expenses	11,858	7,178	2,393	—	21,429
Other expense / asset write-down	564	—	—	—	564

Operating income (loss)	3,604	(1,579)	(422)	—	1,603
Equity in earnings of subsidiaries	(1,981)	—	—	1,981	—
Interest expense	(4,889)	(27)	(7)	—	(4,923)
Other income and (expense), net	(26)	52	2	—	28

Income (loss) before income tax provision	(3,292)	(1,554)	(427)	1,981	(3,292)
Income tax provision	(9)	—	—	—	(9)

Net income (loss)	$(3,301)	$(1,554)	$(427)	$1,981	$(3,301)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2003
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$25,891	$17,017	$7,733	$(972)	$49,669
Cost of sales	11,551	8,650	5,097	(972)	24,326
Selling, general and admin expenses	11,029	10,158	2,444	—	23,631
Other expense / asset write-down	1,367	58	92	—	1,517

Operating income (loss)	1,944	(1,849)	100	—	195
Equity in earnings of subsidiaries	(1,828)	—	—	1,828	—
Interest expense	(7,532)	(85)	(121)	—	(7,738)
Other income and (expense), net	(12)	(8)	135	—	115

Income (loss) before income tax provision	(7,428)	(1,942)	114	1,828	(7,428)
Income tax provision	(6)	—	—	—	(6)

Net income (loss)	$(7,434)	$(1,942)	$114	$1,828	$(7,434)

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Six Months Ended June 30, 2004
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Net cash provided by (used in) operating activities	$245	$932	$(279)	$—	$898

Cash flows from investing activities:
Purchase of property and equipment	(267)	(168)	(23)	—	(458)
Purchase of inventory leased to others	(391)	(496)	(111)	—	(998)
Proceeds from sale of equipment	2	54	—	—	56

Net cash used in investing activities	(656)	(610)	(134)	—	(1,400)
Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(22)	(322)	(25)	—	(369)
Principal payments of deferred license fees	(261)	—	—	—	(261)
Proceeds from issuance of common stock	305	—	—	—	305

Net cash provided by (used in) financing activities	22	(322)	(25)	—	(325)
Decrease in cash and cash equivalents	(389)	—	(438)	—	(827)
Cash and cash equivalents, beginning of period	6,011	1	2,671	—	8,683

Cash and cash equivalents, end of period	$5,622	$1	$2,233	$—	$7,856

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

(Amounts in thousands)	For the Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Net cash provided by (used in) operating activities	$(4,046)	$2,530	$233	$—	$(1,283)

Cash flows from investing activities:
Purchase of property and equipment	(796)	(1,726)	(109)	—	(2,631)

Net cash used in investing activities	(796)	(1,726)	(109)	—	(2,631)
Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(271)	(788)	(17)	—	(1,076)
Principal payments of deferred license fees	(237)	—	—		(237)
Proceeds from issuance of common stock	393	—	—	—	393

Net cash used in financing activities	(115)	(788)	(17)	—	(920)

Increase (decrease) in cash and cash equivalents	(4,957)	16	107	—	(4,834)
Cash and cash equivalents, beginning of period	14,444	(14)	1,845	—	16,275

Cash and cash equivalents, end of period	$9,487	$2	$1,952	$—	$11,441

11.	OTHER EXPENSES / ASSET WRITE-DOWNS

Included in other expense / asset write-downs in the Consolidated Statement of Operations for the six months ended June 30, 2004 is approximately $0.6 million of employee severance costs which primarily was due to the separation of the former CFO. At June 30, 2004, approximately $0.4 million of this severance expense remains to be paid.

Included in other expense / asset write-downs in the Consolidated Statement of Operations for the six months ended June 30, 2003 is approximately $0.6 million of employee severance costs for approximately 80 terminated employees principally from reductions in service, international and management personnel. At June 30, 2003, approximately $0.1 million of these expenses remained unpaid.

In addition, the legal expenses incurred by the former CEO in connection with licensing issues in several jurisdictions in the amount of approximately $0.6 million, and audit fees related to the reaudit of the Company’s 2000 and 2001 financial statements in the amount of approximately $0.2 million were included in other expense / asset write-down for the six months ended June 30, 2003.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003

Revenues and cost of revenues:

	2004	2003	Change
(Amounts in thousands)			Amount	%
Revenues
Slot and table games	$7,645	$11,485	$(3,840)	(33.4)
Product sales	11,187	10,487	700	6.7
Systems	4,456	3,185	1,271	39.9

Total revenues	$23,288	$25,157	$(1,869)	(7.4)

Cost of revenues:
Slot and table games	$2,274	$3,962	$(1,688)	(42.6)
Product sales	6,812	6,642	170	2.6
Systems	1,993	1,538	455	29.6

Total cost of revenues	$11,079	$12,142	$(1,063)	(8.8)

Gross profit	$12,209	$13,015	$(806)	(6.2)

Slot and table games. Slot and table games revenues consist of: (i) lease fees, route income and royalties we receive from casinos who install our proprietary games and (ii) license fees we receive from third party manufacturers and distributors who incorporate our proprietary games into their products. During the three months ended June 30, 2004, revenues from slot and table games were approximately $7.6 million, a decrease of $3.8 million, compared to revenues of approximately $11.4 million in the prior year period.

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

Revenues from our slot and table games business were approximately $7.6 million, a decrease of $3.8 million from the 2003 period. This decrease was due primarily to a decrease in the installed base of slot contracts under daily license fee agreements. Increased competition with other suppliers for limited casino floor space resulted in a decline in the number of slot game contracts outstanding contributed to the decline. In addition, there was a modest decrease in the average net win per day (net win produced by a slot machine is defined as the gross revenue minus all jackpots, payouts, fills and any approved claims) in the 2004 quarter as compared to the 2003 quarter. Delays in our ability to offer technological specifications offered by competitors, such as ticket-in, ticket-out and multi-denominational pay tables, also contributed to the decrease in this segment’s revenues for the three months ended June 30, 2004. However, as of July 31, 2004, we had approval for the final version of ticket-in-ticket-out in all primary jurisdictions except Nevada.

Product sales. Product sales revenues consist primarily of sales of interior signage and related electronic components along with proceeds from the sale of slot machine hardware purchased or leased by us. During the 2004 quarter, product sales revenues were approximately $11.2 million, an increase of 6.7% from the 2003 quarter. This improvement was due primarily to increased signage and electronic sales in North America partially offset by decreases in keno system sales and the elimination of selling signage products in Australia.

Systems. Systems revenues are primarily comprised of software, hardware and support services. Revenues of approximately $4.5 million for the three months ended June 30, 2004 increased approximately $1.3 million over the three months ended June 30, 2003. The increase was due to higher sales of our CasinoLink® system to customers in both international and North American markets.

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2004	2003	Change
			Amount	%
Total revenue	$23,288	$25,157	$(1,869)	(7.4)
Cost of revenue	11,080	12,142	(1,062)	(8.8)

Gross profit	12,208	13,015	(807)	(6.2)
SG&A expense	6,345	5,521	824	14.9
Slot rent expense	233	1,383	(1,150)	(83.2)
R&D expense	1,499	1,242	257	20.7
Depreciation and amortization	2,630	3,431	(801)	(23.3)
Other expense/asset write-downs	—	170	(170)	Na

	10,707	11,747	(1,040)	(8.9)

Income from operations	1,501	1,268	233	18.4
Interest expense	(2,443)	(3,860)	1,417	36.7
Other income, net	3	207	(204)	(98.6)

Loss before income tax provision	(939)	(2,385)	1,446	60.6
Income tax benefit (provision)	(9)	(3)	(6)	(200.0)

Net loss	$(948)	$(2,388)	$1,440	60.3

Net loss per share	$(0.04)	$(0.18)	$0.14	77.8

Selling, general and administrative expense (“SG&A”). SG&A increased by approximately 14.9% during the three months ended June 30, 2004 compared to the 2003 period. The increase was due primarily to an increase in legal and compliance process to achieve regulatory approvals for Garfield® and ticket-in, ticket-out technology and an increase in recruiting costs in an effort to improve our human capital. In addition, in the prior period there was a decrease in costs due to the reversal of a previously written off bad debt of approximately $0.5 million.

Slot rent expense. Slot rent expense is the use of operating leases to finance the purchase and placement of slot machines. The decrease in slot rent expense in the 2004 quarter compared to the 2003 quarter was due primarily to the expiration of several operating leases during the current quarter.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. We have continued to invest in new product development, including new games to be developed for licensing to third parties, as well as next generation player tracking and controller technology. Our R&D spending increased by 20.7% during the three months ended June 30, 2004 over the comparable 2003 period primarily due to our increased focus on developing game content licensed to third parties. We expect R&D to increase as a percentage of revenue during fiscal 2004 as part of this change in our business model. In August of 2004, we established a partnership with a major manufacturer and distributor of slot hardware to license segments of our extensive patent portfolio of technology and to develop video slot games based on our content.

Depreciation and amortization. Depreciation and amortization decreased by 23.3% in the 2004 quarter due primarily to the write-down of the value of inactive slot machines and related equipment and certain other fixed assets in December 2003 that are no longer being depreciated.

Other expense / asset write-downs. There were no costs associated with other expense / asset write-downs for the three months ended June 30, 2004.

Included in other expense / asset write-downs in the three months ended June 30, 2003 is approximately $0.2 million for legal expenses incurred by the former CEO in connection with licensing issues in several jurisdictions.

Interest expense. Interest expense decreased during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to the retirement of $40.0 million of Senior Secured Notes in October 2003, resulting in a reduction in interest expense for the quarter ended June 30, 2004 of approximately $1.4 million.

Other income. Other income net of expenses for the 2004 period was less than $0.1 million compared to approximately $0.2 million in the 2003 period. The primary components consist of interest income and gains and losses on foreign currency transactions and dispositions of assets.

Income taxes. During both of the three months ended June 30, 2004 and 2003 the Company recorded an income tax provision of less than $0.1 million. The primary component for these income tax provisions was related to minimum payments required by certain state taxing authorities.

Loss per share. Both basic and diluted loss per share for the three months ended June 30, 2004 were $0.04 on basic and diluted weighted average common shares outstanding of approximately 21,768,000. Both basic and diluted loss per share for the three months ended June 30, 2003 were $0.18 on basic and diluted weighted average common shares outstanding of approximately 12,910,000. Dilutive stock options have not been included in the computations of diluted net loss per share as their effect would be antidilutive.

Six Months Ended June 30, 2004 and 2003

Revenues and cost of revenues:

(Amounts in thousands)	2004	2003	Change
			Amount	%
Revenues
Slot and table games	$17,170	$22,749	$(5,579)	(24.5)
Product sales	20,276	21,187	(911)	(4.3)
Systems	6,971	5,733	1,238	21.6

Total revenues	$44,417	$49,669	$(5,252)	(10.6)

Cost of revenues:
Slot and table games	$5,210	$8,037	$(2,827)	(35.2)
Product sales	12,138	13,322	(1,184)	(8.9)
Systems	3,474	2,967	507	17.1

Total cost of revenues	$20,822	$24,326	$(3,504)	(14.4)

Gross profit	$23,595	$25,343	$(1,748)	(6.9)

Slot and table games. During the six months ended June 30, 2004, revenues from slot and table games were approximately $17.2 million, a decrease of $5.6 million, compared to revenues of approximately $22.7 million in the prior year period.

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

Revenues from our slot and table games business were approximately $17.2 million, a decrease of $5.6 million from the 2003 period. This decrease was due primarily to a decrease in the installed base of slot contracts under daily license fee agreements, partially offset by an increase in the installed base of slot contracts with periodic license fees. Increased competition with other suppliers for limited casino floor space resulted in a decline in the number of slot game contracts outstanding contributed to the decline. In addition, there was a modest decrease in the average net win per day (net win produced by a slot machine is defined as the gross revenue minus all jackpots, payouts, fills and any approved claims) did not materially change in the 2004 six month period as compared to 2003. Delays in our ability to offer technological specifications offered by competitors, such as ticket-in, ticket-out and multi-denominational pay tables, also contributed to the decrease in this segment’s revenues for the six months ended June 30, 2004. However, as of July 31, 2004, we had approval for the final version of ticket-in-ticket-out in all primary jurisdictions except Nevada.

Product sales. Product sales revenues consist primarily of sales of interior signage and related electronic components. During the six months ended June 30, 2004, product sales revenues were approximately $20.3 million, a decrease of 4.3% from the same period in 2003. This decrease was due primarily to the elimination of selling signage products in Australia.

Systems. Systems revenues are primarily comprised of software, hardware and support services. Revenues of approximately $7.0 million for the six months ended June 30, 2004 increased approximately $1.2 million over the six months ended June 30, 2003. The increase is due to higher sales of our CasinoLink® and TableLink® systems to customers in both international and North American markets.

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2004	2003	Change
			Amount	%
Total revenue	$44,417	$49,669	$(5,252)	(10.6)
Cost of revenue	20,822	24,326	(3,504)	(14.4)

Gross profit	23,595	25,343	(1,748)	(6.9)
SG&A expense	12,170	11,697	473	4.0
Slot rent expense	1,055	2,773	(1,718)	(61.9)
R&D expense	3,029	2,429	600	24.7
Depreciation and amortization	5,174	6,732	(1,558)	(23.1)
Other expense/asset write-downs	564	1,517	(953)	(62.8)

	21,992	25,148	(3,156)	(12.5)

Income from operations	1,603	195	1,408	722.1
Interest expense	(4,923)	(7,738)	2,815	36.4
Other income, net	28	115	(87)	(75.7)

Loss before income tax provision	(3,292)	(7,428)	4,136	55.7
Income tax benefit (provision)	(9)	(6)	(3)	(50.0)

Net loss	$(3,301)	$(7,434)	$4,133	55.6

Net loss per share	$(0.15)	$(0.58)	$0.43	74.1

Selling, general and administrative expense (“SG&A”). SG&A increased by approximately 4.0% during the six months ended June 30, 2004 compared to the 2003 period. The increase was due primarily to an investment in the legal and compliance process to achieve regulatory approvals for Garfield® and ticket-in, ticket-out technology and increases in recruiting costs and the provision for doubtful receivables.

Slot rent expense. Slot rent expense is the use of operating leases to finance the purchase and placement of slot machines. The decrease in slot rent expense in the six months ended June 30, 2004 compared to the same period in 2003 was due primarily to the expiration of several operating leases during the current period.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. We have continued to invest in new product development, including new games to be developed for licensing to third parties, as well as next generation player tracking and controller technology. Our R&D spending increased by 24.7% during the six months ended June 30, 2004 over the comparable 2003 period primarily due to our increased focus on developing game content licensed to third parties. We expect R&D to increase as a percentage of revenue during fiscal 2004 as part of this change in our business model. In August of 2004, we established a partnership with a major manufacturer and distributor of slot hardware to license segments of our extensive patent portfolio of technology and to develop video slot games based on our content.

Depreciation and amortization. Depreciation and amortization decreased by 23.1% in the months ended June 30, 2004 due primarily to the write-down of the value of inactive slot machines and related equipment and certain other fixed assets in December 2003 that are no longer being depreciated.

Other expense / asset write-downs. Included in other expense / asset write-downs for the six months ended June 30, 2004 is approximately $0.6 million of employee severance costs associated with the separation of the Company’s former CFO and other staff, primarily from reductions in administrative personnel.

Included in other expense / asset write-downs in the six months ended June 30, 2003 is approximately $0.6 million of employee severance costs for approximately 80 terminated employees principally from reductions in service, international and management personnel.

In addition, the legal expenses incurred by the former CEO in connection with licensing issues in several jurisdictions in the amount of approximately $0.7 million, and audit fees related to the reaudit of the Company’s 2000 and 2001 financial statements in the amount of approximately $0.2 million were included in other expense / asset write-down.

Interest expense. Interest expense decreased during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to the retirement of $40.0 million of Senior Secured Notes in October 2003, resulting in a reduction in interest expense of approximately $2.8 million.

Other income. Other income net of expenses for the 2004 and 2003 periods was less than $0.1 million. The primary components consist of interest income and gains and losses on foreign currency transactions and dispositions of assets.

Income taxes. During both of the six months ended June 30, 2004 and 2003 the Company recorded an income tax provision of less than $0.1 million. The primary component for these income tax provisions was related to state income taxes.

Loss per share. Both basic and diluted loss per share for the six months ended June 30, 2004 were $0.15 on basic and diluted weighted average common shares outstanding of approximately 21,750,000. Both basic and diluted loss per share for the six months ended June 30, 2003 were $0.58 on basic and diluted weighted average common shares outstanding of approximately 12,893,000. Dilutive stock options have not been included in the computations of diluted net loss per share as their effect would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2004, the Company incurred a net loss of approximately $3.3 million. Net cash and cash equivalents at June 30, 2004 were $7.9 million and at December 31, 2003 were $8.7 million. Working capital increased to $14.4 million at June 30, 2004 from $13.1 million at December 31, 2003. This working capital increase was due principally to increases in accounts and installment sales receivables of approximately $0.6 million and inventory of approximately $1.8 million and a decrease in the current portion of long term debt of approximately $0.3 million, partially offset by a decrease in cash of approximately $0.8 million and an increase in trade accounts payable of approximately $0.6 million.

Cash provided by operating activities was approximately $0.9 million for the six months ended June 30, 2004. The significant items affecting this amount were a net loss of approximately $3.3 million offset by non-cash charges of approximately $5.2 million for depreciation and amortization and $0.8 million for amortization of debt discount and issue costs. Significant changes in operating assets and liabilities also affecting cash provided by operating activities were an increase in accrued liabilities, partially offset by increases in inventories, accounts and installment sales receivables and other current assets.

Cash used in investing activities was approximately $1.4 million during the six months ended June 30, 2004 due primarily to purchases of property and equipment of approximately $0.4 million and inventory leased to others of approximately $1.0 million.

Cash used in financing activities was approximately $0.3 million during the six months ended June 30, 2004, primarily as a result of principal payments on debt, deferred license fees and capital leases of approximately $0.6 million offset, in part, by proceeds of approximately $0.3 million from the issuance of common stock.

The following table summarizes the Company’s contractual obligations at June 30, 2004, for long-term debt, capital leases, operating leases, license fees, slot machine purchases and employment agreements for the periods shown:

(Amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Long-term debt	$65,456	$127	$329	$65,000	—
Interest	33,037	7,667	15,222	10,148	—
Operating leases	19,302	3,233	5,361	4,473	6,235
Capital leases	303	291	12	—	—
License fees	274	274	—	—	—
Purchase of slot machines	120	120	—	—	—
Employment agreements	2,926	2,152	774	—	—

Total	$121,418	$13,864	$21,698	$79,621	$6,235

The above table includes accretion of debt discount of approximately $2.2 million.

Employment Agreements

We have entered into employment contracts, with durations of up to three years, with our corporate officers and certain other key employees. Significant contract provisions include minimum annual base salaries, healthcare benefits, life insurance benefits, bonus compensation if performance measures are achieved, change in control and non-compete provisions. These contracts are primarily “at will” employment agreements, under which we or the employee may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in the employee’s individual contract.

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

Capital Expenditures and Other

During the six months ended June 30, 2004, the Company spent approximately $0.4 million for purchases of property and equipment. The Company presently plans to spend less for capital expenditures in 2004 than the amount spent in 2003.

In February 2002, the Company completed the acquisition of a $17.5 million working capital revolving line of credit facility (the “Facility”) with Foothill Capital Corporation (“Foothill”). During 2003, the working capital facility was amended, due to EBITDA covenant restrictions, which reduced the available capacity of the facility to $12.5 million. Once we have achieved annual EBITDA of $20.0 million for three consecutive quarters, the capacity of the facility will revert to the entire $17.5 million. Each of these steps is intended to give us greater flexibility to execute our business plan.

As of December 31, 2003, the Company was not in compliance with its covenant to maintain minimum amounts of annual EBITDA of $20.0 million for the twelve months ended December 31, 2003. Foothill and the Company have executed amendments, which reduce the annual EBITDA requirement to $8,000,000 for each of the 12-month periods ending December 31, 2003 and June 30, 2004, respectively. As of June 30, 2004, the Company was in compliance with the EBITDA requirements as agreed to between the parties in these amendments. The Company has not drawn on the Facility.

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

The Company entered into a Post-Employment Agreement (“Agreement”) with John Garner effective February 1, 2004. The Agreement calls for payments to Mr. Garner in the amount of $0.4 million over a twenty-two month period, interest free. The Agreement also calls for Mikohn to pay for healthcare coverage for Mr. Garner and his family through November 2005. Mr. Garner is additionally entitled to retain 75,000 stock options that had been previously granted to him in August 2002 and March 2003, until such time as those option grants expire in accordance with their terms. Mr. Garner also has the option after February 1, 2005 to buyout, in a lump sum fashion, the remaining unpaid Settlement Sum at a 10% discount to the remaining balance. The Agreement supersedes Mr. Garner’s Employment Agreement, which had extended through August 2005.

Share Repurchase Plan

On August 13, 2002 the Company’s Board of Directors authorized the purchase of up to $2.0 million of the Company’s common stock. The purchases will be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. The Company did not purchase any shares of its common stock during the three months ended June 30, 2004. Through June 30, 2004, the Company has purchased approximately 76,000 shares of its common stock for approximately $0.2 million. Additionally, during 2002, the Company acquired 100,000 shares as the result of foreclosures or forfeitures on obligations owed to the Company which were secured by the shares. As of June 30, 2004, the Company held approximately 195,000 shares of common stock in treasury.

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

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer’s shares. In general, Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have an impact on the Company’s consolidated financial position or disclosures.

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

Our future performance is dependent upon the continued popularity of our existing products and our ability to develop and introduce products that gain market acceptance and satisfy customer preferences. The popularity of any of our gaming products may decline over time as customer preferences change or as new competing games, many incorporating new technology, are introduced by our competitors. If we are unable to develop or market innovative products or systems in the future, or if our current products or systems become obsolete or otherwise noncompetitive, our ability to sustain current revenues from our existing customers or to generate additional revenues from existing or new customers would be adversely affected, which, in turn, could materially reduce our profitability and growth potential. In addition, the introduction of new and innovative products by our competitors that are successful in meeting customer preferences also could materially reduce our competitiveness and adversely affect our revenues and our business.

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

We believe that our trademarks provide us with a competitive advantage. We intend to promote our trademarks in order to capitalize on this advantage and to build goodwill with our customers, which promotion efforts will require certain expenditures on our part. However, our efforts may be unsuccessful and these trademarks may not result in the competitive advantage that we anticipate. In such event, our revenues and results of operations may be materially adversely affected by the costs and expenses related to the promotion of such trademarks.

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

Any additional debt financing that we incur in the future will increase the amount of our outstanding indebtedness, our debt service requirements and the related risks we currently face, including the annual interest requirements of approximately $7.7 million related to our 11.875% Senior Secured Notes due in 2008, of which $65 million is outstanding. See “Risks Related to Our Substantial Debt.” Moreover, any increase to our indebtedness may reduce future operating cash flow. We may not be able to generate the sources of liquidity, if needed, either through operations or debt or equity financing, and we may not be able to develop or enhance our products, take advantage of future opportunities or respond to changing demands of customers and competitors.

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

Under the terms of our current arrangements with casino operators, our installed base of games may be replaced by competing products under some circumstances, thus ending the recurring revenue stream or arrangement with such operators. Such replacement may result from competition, changes in economic conditions, technological requirements, obsolescence or declining popularity. A decrease in our installed base of games will adversely affect our revenues and future growth. In addition, if customers replace our games and bonusing systems, our efforts to maintain and expand the number of installed proprietary games through enhancement of existing games and bonusing systems, introduction of new games and bonusing systems and other features and the provision of superior customer service may not be successful. See “If we are unable to develop or introduce innovative products that gain market acceptance and satisfy consumer preferences, our current and future revenues will be adversely affected.”

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

We have historically placed our proprietary games in casinos primarily under leases which provide for a fixed rental payment or on the basis of revenue participation in the game’s operating results. Most of these lease agreements are for 12 to 36 months and are subject to cancellation by the operator that may involve a 30- or 60-day notice.

We operate in highly competitive markets and may be unable to successfully compete.

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

The level of casino patronage, and therefore our revenues, is affected by a number of factors beyond our control, including:

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

On June 30, 2004, our total outstanding debt was approximately $66 million. In addition to this existing debt, we may incur additional debt in the future. This debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on the value of Mikohn as follows:

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

Item 4. – CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. These disclosure controls and procedures are designed and maintained by or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, as required by the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

During the quarter ended June 30, 2004, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MIKOHN GAMING CORPORATION

PART II - OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K

A.	Exhibits:

10.32	Amended and Restated Employment Agreement dated August 10, 2004 between the Company and Russel H. McMeekin, President and Chief Executive Officer.

10.33	Amended and Restated Employment Agreement dated August 10, 2004 between the Company and Michael A. Sicuro, Executive Vice President and Chief Financial Officer.

10.34	Amended and Restated Employment Agreement dated August 10, 2004 between the Company and Michael F. Dreitzer, Executive Vice President and General Counsel.

10.35	Amended and Restated Employment Agreement dated August 10, 2004 between the Company and Robert J. Parente, Executive Vice President, Sales and Marketing.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K:

A report filed on Form 8-K with the Securities and Exchange Commission on May 12, 2004 to disclose the Company’s unaudited financial results for the three and six months ended June 30, 2004.

A report filed on Form 8-K with the Securities and Exchange Commission on May 3, 2004 to disclose the Company’s announcement that it has received approval from Gaming Laboratories International (GLI) for the GarfieldTM slot game and the final version of its Ticket in Ticket Out (TITO) in 14 of 18 GLI jurisdictions.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

MIKOHN GAMING CORPORATION, Registrant

By:	/s/ MICHAEL A. SICURO
Michael A. Sicuro
Executive Vice President, Treasurer and Chief Financial Officer

August 16, 2004