Form 10-Q
period 2004-09-30
MIKOHN GAMING CORP
filed 2004-11-12
CIK 912241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

22,152,022	as of	November 12, 2004
(Amount Outstanding)		(Date)

MIKOHN GAMING CORPORATION

MIKOHN GAMING CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,180	$8,683
Accounts receivable, net of allowance for doubtful accounts of $1,065 and $1,996	12,521	11,497
Contract sales receivable, net of allowance for doubtful accounts of $1,529 and $1,500	3,668	501
Inventories, net of reserves of $3,799 and $4,479	8,880	6,258
Prepaid expenses	2,438	2,498
Deferred tax asset	3,313	3,313

Total current assets	43,000	32,750

Property and equipment, net	10,006	11,869
Intangible assets, net	54,299	55,506
Goodwill	2,860	2,860
Other assets	4,647	6,187

Total assets	$114,812	$109,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,814	$6,176
Customer deposits	4,573	2,981
Current portion of long-term debt and notes payable	474	727
Accrued liabilities	11,206	8,696
Deferred revenues and license fees	2,557	1,027

Total current liabilities	26,624	19,607

Long-term debt and notes payable, net of unamortized discount of $2,024 and $2,412	63,019	62,989
Other long-term liabilities	2,834	3,073
Deferred tax liability	16,114	16,114

Total liabilities	108,591	101,783

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized 22,194,338 and 21,910,611 shares issued and outstanding	2,219	2,191
Additional paid-in capital	114,991	114,325
Other comprehensive loss	(403)	(253)
Accumulated deficit	(109,874)	(108,162)

Subtotal	6,933	8,101
Less treasury stock, 194,913 shares, at cost	(712)	(712)

Total stockholders’ equity	6,221	7,389

Total liabilities and stockholders’ equity	$114,812	$109,172

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Slot and table games	$12,631	$9,766	$29,803	$32,515
Product sales	10,247	8,631	30,522	29,818
Systems	2,802	3,783	9,773	9,516

Total revenues	25,680	22,180	70,098	71,849

Cost of revenues:
Slot and table games	3,354	3,143	8,504	11,180
Product sales	5,670	5,815	17,809	19,138
Systems	1,521	1,747	5,057	4,714

Total cost of revenues	10,545	10,705	31,370	35,032

Gross profit	15,135	11,475	38,728	36,817

Selling, general and administrative expense	7,643	5,326	19,814	17,022
Slot rent expense	94	1,439	1,149	4,212
Research and development	1,492	1,358	4,520	3,787
Depreciation and amortization	1,985	3,719	7,160	10,451
Other expenses / asset write-downs	—	45	564	1,562

	11,214	11,887	33,207	37,034

Operating income (loss)	3,921	(412)	5,521	(217)

Interest expense	(2,398)	(3,838)	(7,320)	(11,576)
Other income, net	66	9	95	124

Income (loss) before income tax provision	1,589	(4,241)	(1,704)	(11,669)

Income tax provision	—	(3)	(9)	(9)

Net income (loss)	$1,589	$(4,244)	$(1,713)	$(11,678)

Weighted average common shares:
Basic	21,830	13,129	21,779	12,973

Diluted	22,006	13,129	21,779	12,973

Basic and diluted earnings (loss) per share:
Net earnings (loss) per share	$0.07	$(0.32)	$(0.08)	$(0.90)

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands)	Three Months Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$1,599	$(4,244)	$(1,713)	$(11,678)
Other comprehensive income:
Foreign currency translation gain (loss)	(15)	29	(150)	289

Comprehensive income (loss)	$1,574	$(4,215)	$(1,863)	$(11,389)

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,713)	$(11,678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,705	8,323
Amortization	1,455	2,128
Provision for bad debts	187	(548)
Provision for obsolete inventory	—	424
Amortization of debt discount and debt issue costs	1,182	1,732
Loss (gain) on disposition of assets	(20)	162
Other	157	93
Changes in assets and liabilities:
Accounts receivable	(1,210)	2,476
Notes and installment sales receivable	(3,106)	—
Inventories	(2,312)	2,167
Other assets	(269)	2,416
Trade accounts payable	1,639	(3,625)
Accrued expenses	2,062	134
Other liabilities	3,511	(2,206)

Net cash provided by operating activities	7,268	1,998

Cash flows from investing activities:
Purchase of property and equipment	(583)	(723)
Purchase of inventory leased to others	(2,789)	(3,269)
Other	68	(141)

Net cash used in investing activities	(3,304)	(4,133)

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	(92)	(119)
Principal payments on capital leases	(515)	(1,351)
Principal payments of deferred license fees	(397)	(361)
Proceeds from issuance of common stock	537	1,633

Net cash used in financing activities	(467)	(198)

Increase (decrease) in cash and cash equivalents	3,497	(2,333)

Cash and cash equivalents, beginning of period	8,683	16,275

Cash and cash equivalents, end of period	$12,180	$13,942

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)-(Continued)

(Amounts in thousands)	Nine Months Ended September 30,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,076	$6,895

Federal and state income taxes	$22	$28

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. Unless indicated otherwise, “Mikohn,” the “Company,” “we,” “us” and “our” refer to Mikohn Gaming Corporation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at September 30, 2004, and the results of its operations fort the three and nine months ended September 30, 2004, and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

Certain items reported in the prior year have been reclassified to follow the Company’s current reporting practice. Additionally, all intercompany activities have been eliminated.

Amounts disclosed in the accompanying footnote tables are shown in thousands except per share amounts, while amounts included in text are disclosed in actual amounts.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company on occasion places its cash and cash equivalents in money market instruments with high quality institutions. At September 30, 2004, the Company did not have any deposits with high quality institutions in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

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

During a 2003 year-end valuation review of its operating assets, the Company determined that the assets described below no longer generated sufficient cash flow to support their carrying value. These assets are comprised of approximately 520 slot machines, and the related signs, meters and electronics, and certain non-branded assets including Mini Berthas™ and Flip-It™. The charge recorded in the fourth quarter of 2003 related to these assets totaled approximately $2.5 million. Additionally, the Company decided to write-down equipment in its manufacturing facility and corporate offices that it no longer uses and recorded a charge for approximately $0.8 million, in the fourth quarter of 2003. Consequently, the Company’s depreciation expense has decreased by approximately $2.4 million during the nine months ended September 30, 2004.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During 2003, the Company had determined that the useful life of its existing slot machines should be accelerated to fully depreciate by the end of 2004 as these assets were expected to be phased out and replaced by a different hardware platform. As of September 2004, the Company has not replaced its slot machine hardware platform and has subsequently invested in the refurbishment of these assets to be compliant with current industry standards and enhance their productivity. Management has determined that the useful life of these refurbished slot machines should be five years. Consequently, the Company’s depreciation expense has decreased by approximately $0.7 million during the three months ended September 30, 2004.

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

Other assets. Other long term assets represent primarily unamortized loan fees related to the Senior Secured Notes of approximately $2.8 million and $3.6 million and security deposits for building and equipment leases of approximately $0.5 million and $1.0 million at September 30, 2004 and December 31, 2003, respectively.

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

Revenue recognition. The Company recognizes revenue depending on the line of business as follows:

Slot and table games revenues consist of: (i) lease fees, route income and royalties we receive from casinos who install our proprietary games, (ii) license fees we receive from third party manufacturers and distributors who incorporate our proprietary games and technology into their products.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Stock-based compensation. At September 30, 2004, the Company had stock-based employee and director compensation plans. The Company accounts for those plans in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)	Nine months ended September 30,
	2004	2003
Net loss, as reported	$(1,713)	$(11,678)
Add: Stock-based compensation expense	189	169
Deduct: Total stock-based employee compensation expense determined under fair value method	(1,025)	(720)

Pro forma net loss	$(2,549)	$(12,229)

Loss per share:
As reported -
Basic and diluted	$(0.08)	$(0.90)

Pro forma -
Basic and diluted	$(0.12)	$(0.94)

Equity instruments issued to consultants and vendors. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18 - Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 - Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The Company has fully amortized all outstanding options issued to consultants. The number of uncancelled options issued to consultants at September 30, 2004 was approximately 108,000.

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

Software development capitalization. The Company previously capitalized costs related to the development of certain software products that meet the criteria under SFAS No. 86 – “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company did not capitalize any costs during the nine months ended September 30, 2004 and 2003.

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

Guarantees. In November 2002, the FASB issued FIN No. 45, (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN No. 34 - which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would result in immaterial increases in future costs, and do not represent significant or contingent liabilities of the indebtedness of others.

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

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

3. RECEIVABLES AND INVENTORY

The following provides additional disclosure for selected balance sheet accounts:

Accounts receivable and contract sales receivable at September 30, 2004 and December 31, 2003 consist of the following:

(Amounts in thousands)	September 30, 2004	December 31, 2003
	(Unaudited)
Accounts receivable:
Trade receivables	$13,586	$13,493
Less: allowance for bad debts	(1,065)	(1,996)

	$12,521	$11,497

Contract sales receivable:
Contract sales receivable	$5,233	$2,098
Less: allowance for bad debts	(1,529)	(1,500)

	$3,703	$598

Inventories at September 30, 2004 and December 31, 2003 consist of the following:

(Amounts in thousands)	September 30, 2004	December 31, 2003
	(Unaudited)
Inventories:
Raw materials	$8,088	$8,278
Finished goods	3,185	1,773
Work-in-progress	1,406	686

Subtotal	12,679	10,737
Reserve for obsolete inventory	(3,799)	(4,479)

Total	$8,880	$6,258

4. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142 and SFAS No. 144, management monitors intangible assets for impairment on a periodic basis. On an annual basis, unless circumstances indicate impairment may have occurred between annual dates, management performs an impairment analysis of goodwill and its indefinite life intangible asset. On a quarterly basis, management reviews definite life intangible assets to determine if the carrying values of intangible assets are impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable. A third party valuation of goodwill and the indefinite life assets as of September 30, 2003, indicated no impairment. The Company’s internal review determined no impairment as of September 30, 2004.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The net carrying value of goodwill and other intangible assets as of September 30, 2004 is comprised of the following:

	Net Amount Allocated by Segment
(Amounts in thousands)	Slot and Table Games	Product Sales	Corporate	Total
Goodwill	$2,471	$389	$—	$2,860
Indefinite life intangible asset (perpetual license)	50,533	—	—	50,533
Definite life intangible assets (see detail below)	2,277	301	1,188	3,766

Total	$55,281	$690	$1,188	$57,159

The net carrying value of goodwill ($2.9 million) as of September 30, 2004, is included in the geographic operations of North America ($2.5 million) and Australia / Asia ($0.4 million).

Definite life intangible assets as of September 30, 2004, subject to amortization, are comprised of the following:

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patent / trademark rights	$10,212	$(7,645)	$2,567
Covenants not to compete	377	(371)	6
Software development costs	2,158	(1,379)	779
Proprietary rights / other	1,084	(670)	414

Total	$13,831	$(10,065)	$3,766

Amortization expense for definite life intangible assets was approximately $1.2 million for the nine months ended September 30, 2004 compared to $1.9 million for the nine months ended September 30, 2003.

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

During 2000 and 2001, the Company entered into a series of sale-leaseback transactions with various third party finance companies. These transactions involved slot machines with a fair value purchase option at the end of a 40- month lease term. In November 2003, the Company agreed to purchase the remaining slot machines on lease for $1,000 per machine, less any prepaid deposits. Subsequent to September 30, 2004, the Company is obligated to pay less than $0.1 million to purchase the leased machines.

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

In August 2004, the Company signed a five-year strategic partnership agreement with International Game Technology (“IGT”) to license segments of our extensive patent portfolio of technology and to develop video slot games based on our content. The new games will be developed on IGT’s game platform and distributed by us. IGT also

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

licensed aspects of its intellectual property to us for our games as well as for certain joint development. Under this agreement, the Company is committed to purchase from IGT a minimum of 600 slot machines with our game content ported on them over the life of the agreement.

6. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of basic and diluted loss per share:

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended September 30, 2004:
Net income	$1,589	$1,589

Weighted average shares	21,830	22,006

Per share amount	$0.07	$0.07

For the three months ended September 30, 2003:
Net income (loss)	$(4,244)	$(4,244)

Weighted average shares	13,129	13,129

Per share amount	$(0.32)	$(0.32)

For the nine months ended September 30, 2004:
Net loss	$(1,713)	$(1,713)

Weighted average shares	21,779	21,779

Per share amount	$(0.08)	$(0.08)

For the nine months ended September 30, 2003:
Net loss	$(11,678)	$(11,678)

Weighted average shares	12,973	12,973

Per share amount	$(0.90)	$(0.90)

Dilutive stock options and warrants of approximately 735,000 for the three months ended September 30, 2003 have not been included in the computation of diluted net loss per share as their effect would be antidilutive. Dilutive stock options and warrants of approximately 193,000 and 164,000 for the nine months ended September 30, 2004 and 2003, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

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

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company’s product sales business segment has been providing gaming products and equipment around the world since 1987. Initially, the Company sold progressive jackpot systems and then expanded to manufacturing signs, jackpot meters, and related products. The Company’s gaming products are found in almost every major gaming jurisdiction and include: interior casino signage and electronic components used in progressive jackpot systems and gaming machines.

The systems business segment sells or leases electronic player tracking and slot machine and table game monitoring systems.

The accounting policies of the business segments are the same as those described in Footnote 2. Certain operating expenses, which are separately managed at the corporate level, are allocated to the business segments based on usage or other factors based on the nature of the activity. These expenses include primarily the costs associated with executive administration, finance, human resources, legal, general marketing and information systems. The depreciation and amortization expense of assets not specifically assigned to a business segment are also allocated. Prior period amounts have been reclassified to conform to the current management view and presentation.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Business segment information for the three and nine months ended September 30, 2004 and 2003 consists of:

(Amounts in thousands)	Three Months Ended September 30,		Nine months ended September 30,
Business Unit Segments	2004	2003	2004	2003
Revenues:
Slot and table games	$12,631	$9,766	$29,803	$32,515
Product sales	10,247	8,631	30,522	29,818
Systems	2,802	3,783	9,773	9,516

Total	$25,680	$22,180	$70,098	$71,849

Operating income/(loss):
Slot and table games	$3,438	$(971)	$3,574	$(1,376)
Product sales	1,063	166	2,673	1,051
Systems	(580)	393	(726)	108

Total	$3,921	$(412)	$5,521	$(217)

Depreciation and amortization
Slot and table games	$1,591	$3,097	$5,873	$8,632
Product sales	324	468	1,041	1,456
Systems	70	154	246	363

Total	$1,985	$3,719	$7,160	$10,451

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and nine months ended September 30, 2004 and 2003 consists of:

(Amounts in thousands)	Three Months Ended September 30,		Nine months ended September 30,
Geographic Operations	2004	2003	2004	2003
Revenues:
North America	$22,239	$18,404	$60,291	$60,340
Australia / Asia	1,317	2,033	3,555	3,906
Europe	2,124	1,743	6,252	7,603

Total	$25,680	$20,180	$70,098	$71,849

Operating income (loss):
North America	$3,747	$(1,105)	$5,768	$(1,011)
Australia / Asia	253	379	(106)	(469)
Europe	(79)	314	(141)	1,263

Total	$3,921	$(412)	$5,521	$(217)

Depreciation and amortization
North America	$1,933	$3,672	$7,011	$10,324
Australia / Asia	19	17	50	37
Europe	33	30	99	90

Total	$1,985	$3,719	$7,160	$10,451

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. GUARANTOR FINANCIAL STATEMENTS

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

CONDENSED CONSOLIDATING BALANCE SHEETS

(Amounts in thousands)	September 30, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$9,855	$1	$2,324	$—	$12,180
Accounts and contract sales receivable, net	12,297	2,181	1,711	—	16,189
Inventories, net	5,375	2,223	1,282	—	8,880
Intercompany transactions	7,068	—	—	(7,068)	—
Other current assets	2,222	3,279	250	—	5,751

Total current assets	36,817	7,684	5,567	(7,068)	43,000

Property and equipment, net	4,897	4,540	569	—	10,006
Goodwill and intangible assets	51,436	5,334	389	—	57,159
Investments in subsidiaries	9,325	—	—	(9,325)	—
Other assets	4,273	374	—	—	4,647

Total assets	$106,748	$17,932	$6,525	$(16,393)	$114,812

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities	$20,633	$3,820	$2,171	$—	$26,624
Intercompany transactions	—	1,998	5,071	(7,069)	—

Total current liabilities	20,633	5,818	7,242	(7,069)	26,624

Long-term debt, net	63,019	—	37	—	63,019
Other liabilities, long term	2,775	22	—	—	2,834
Deferred tax liability	14,100	2,014	—	—	16,114

Stockholders’ equity (deficit)	6,221	10,078	(754)	(9,324)	6,221

Total liabilities and stockholders’ equity (deficit)	$106,748	$17,932	$6,525	$(16,393)	$114,812

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

(Amounts in thousands)	December 31, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$6,011	$1	$2,671	$—	$8,683
Accounts and contract sales receivable, net	6,419	2,952	2,627	—	11,998
Inventories, net	3,643	988	1,627	—	6,258
Intercompany transactions	21,180	—	—	(21,180)	—
Other current assets	2,539	3,002	270	—	5,811

Total current assets	39,792	6,943	7,195	(21,180)	32,750

Property and equipment, net	5,384	5,893	592	—	11,869
Goodwill and intangible assets	52,627	5,350	389	—	58,366
Investments in subsidiaries	142	—	—	(142)	—
Other assets	5,004	1,183	—	—	6,187

Total assets	$102,949	$19,369	$8,176	$(21,322)	$109,172

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities	$15,486	$1,720	$2,401	$—	$19,607
Intercompany transactions	—	15,050	6,130	(21,180)	—

Total current liabilities	15,486	16,770	8,531	(21,180)	19,607

Long-term debt, net	62,900	28	61	—	62,989
Other liabilities, long term	3,073	—	—	—	3,073
Deferred tax liability	14,101	2,013	—	—	16,114

Stockholders’ equity (deficit)	7,389	558	(416)	(142)	7,389

Total liabilities and stockholders’ equity (deficit)	$102,949	$19,369	$8,176	$(21,322)	$109,172

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)	Three Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$13,454	$9,191	$3,441	$(406)	$25,680
Cost of sales	6,251	2,620	2,080	(406)	10,545
Selling, general and admin expenses	7,467	2,560	1,187	—	11,214

Operating income (loss)	(264)	4,011	174	—	3,921

Equity in earnings of subsidiaries	4,243	—	—	(4,243)	—
Interest expense	(2,389)	(6)	(3)	—	(2,398)
Other income (expense)	(1)	1	66	—	66

Income (loss) before income tax provision	1,589	4,006	237	(4,243)	1,589

Income tax provision	—	—	—	—	—

Net income (loss)	$1,589	$4,006	$237	$(4,243)	$1,589

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$12,003	$6,723	$3,777	$(323)	$22,180
Cost of sales	5,631	3,110	2,287	(323)	10,705
Selling, general and admin expenses	5,305	5,741	796	—	11,842
Other expense / asset write-down	45	—	—	—	45

Operating income (loss)	1,022	(2,128)	694	—	(412)

Equity in earnings of subsidiaries	(1,518)	—	—	1,518	—
Interest expense	(3,749)	(26)	(63)	—	(3,838)
Other income	4	2	3	—	9

Income (loss) before income tax provision	(4,241)	(2,152)	634	1,518	(4,241)

Income tax provision	(3)	—	—	—	(3)

Net income (loss)	$(4,244)	$(2,152)	$634	$1,518	$(4,244)

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)	Nine months ended September 30, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$42,198	$19,614	$9,807	$(1,521)	$70,098
Cost of sales	18,972	7,444	6,475	(1,521)	31,370
Selling, general and admin expenses	19,325	9,738	3,580	—	32,643
Other expense / asset write-down	564	—	—	—	564

Operating income (loss)	3,337	2,432	(248)	—	5,521

Equity in earnings of subsidiaries	2,262	—	—	(2,262)	—
Interest expense	(7,277)	(33)	(10)	—	(7,320)
Other income (expense), net	(26)	52	69	—	95

Income (loss) before income tax provision	(1,704)	2,451	(189)	(2,262)	(1,704)

Income tax provision	(9)	—	—	—	(9)

Net income (loss)	$(1,713)	$2,451	$(189)	$(2,262)	$(1,713)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)	Nine months ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$37,779	$23,855	$11,510	$(1,295)	$71,849
Cost of sales	17,066	11,877	7,384	(1,295)	35,032
Selling, general and admin expenses	16,334	15,898	3,240	—	35,472
Other expense / asset write-down	1,412	58	92	—	1,562

Operating income (loss)	2,967	(3,978)	794	—	(217)

Equity in earnings of subsidiaries	(3,347)	—	—	3,347	—
Interest expense	(11,281)	(111)	(184)	—	(11,576)
Other income (expense), net	(8)	(6)	138	—	124

Income (loss) before income tax provision	(11,669)	(4,095)	748	3,347	(11,669)

Income tax provision	(9)	—	—	—	(9)

Net income (loss)	$(11,678)	$(4,095)	$748	$3,347	$(11,678)

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Nine months ended September 30, 2004
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,639	$2,768	$(139)	$—	$7,268

Cash flows from investing activities:
Purchase of property and equipment	(345)	(168)	(70)	—	(583)
Purchase of inventory leased to others	(487)	(2,192)	(110)	—	(2,789)
Other	14	54	—	—	68

Net cash used in investing activities	(818)	(2,306)	(180)	—	(3,304)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(117)	(462)	(28)	—	(607)
Principal payments of deferred license fees	(397)	—	—	—	(397)
Proceeds from issuance of common stock	537	—	—	—	537

Net cash provided by (used in) financing activities	23	(462)	(28)	—	(467)

Increase (decrease) in cash and cash equivalents	3,844	—	(347)	—	3,497
Cash and cash equivalents, beginning of period	6,011	1	2,671	—	8,683

Cash and cash equivalents, end of period	$9,855	$1	$2,324	$—	$12,180

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Nine months ended September 30, 2003
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2,558)	$3,875	$681	$—	$1,998

Cash flows from investing activities:
Purchase of property and equipment	(552)	(27)	(144)	—	(723)
Purchase of inventory leased to others	(463)	(2,722)	(84)	—	(3,269)
Other	(144)	3	—	—	(141)

Net cash used in investing activities	(1,159)	(2,746)	(109)	—	(4,133)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(333)	(1,113)	(24)	—	(1,470)
Principal payments of deferred license fees	(361)	—	—	—	(361)
Proceeds from issuance of common stock	1,633	—	—	—	1,633

Net cash provided by (used in) financing activities	939	(1,113)	(24)	—	(198)

Increase (decrease) in cash and cash equivalents	(2,778)	16	429	—	(2,333)
Cash and cash equivalents, beginning of period	14,444	(14)	1,845	—	16,275

Cash and cash equivalents, end of period	$11,666	$2	$2,274	$—	$13,942

11. OTHER EXPENSES / ASSET WRITE-DOWNS

Included in other expense / asset write-downs in the Consolidated Statement of Operations for the nine months ended September 30, 2004 is approximately $0.6 million of employee severance costs which primarily was due to the separation of the Company’s former CFO. At September 30, 2004, approximately $0.3 million of this severance expense remains to be paid.

Included in other expense / asset write-downs in the Consolidated Statement of Operations for the nine months ended September 30, 2003 is approximately $0.6 million of employee severance costs for approximately 80 terminated employees principally from reductions in service, international and management personnel. At September 30, 2003, approximately $0.1 million of these expenses remained unpaid.

In addition, the legal expenses incurred by the former CEO in connection with licensing issues in several jurisdictions in the amount of approximately $0.8 million, and audit fees related to the reaudit of the Company’s 2000 and 2001 financial statements in the amount of approximately $0.2 million were included in other expense / asset write-down for the nine months ended September 30, 2003.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

Revenues and cost of revenues:

(Amounts in thousands)			Change
	2004	2003	Amount	%
Revenues
Slot and table games	$12,631	$9,766	$2,865	29.3
Product sales	10,247	8,631	1,616	18.7
Systems	2,802	3,783	(981)	(25.9)

Total revenues	$25,680	$22,180	$3,500	15.8

Cost of revenues:
Slot and table games	$3,354	$3,143	$211	6.7
Product sales	5,670	5,815	(145)	(2.5)
Systems	1,521	1,747	(226)	(12.9)

Total cost of revenues	$10,545	$10,705	$(160)	(1.5)

Gross profit	$15,135	$11,475	$3,660	31.9

Slot and table games. Slot and table games revenues consist of: (i) lease fees, route income and royalties we receive from casinos who install our proprietary games, (ii) license fees we receive from third party manufacturers and distributors who incorporate our proprietary games and technology into their products.

Revenues from our slot and table games business were approximately $12.6 million, an increase of $2.8 million from the 2003 period. This increase was due primarily to an increase in the installed base of slot contracts under periodic license fee agreements, partially offset by a decrease in the installed base of slot contracts under daily license fee agreements. Increased competition with other suppliers for limited casino floor space resulted in a decline in the number of slot game contracts outstanding. In addition, there was a modest decrease in the average net win per day (net win produced by a slot machine is defined as the gross revenue minus all jackpots, payouts, fills and any approved claims) in the 2004 quarter as compared to the 2003 quarter. Delays in our ability to offer technological specifications offered by competitors, such as ticket-in, ticket-out and multi-denominational pay tables, also contributed to the decrease in the slot contacts under daily fee agreements for the three months ended September 30, 2004. However, as of July 31, 2004, we had approval for the final version of ticket-in-ticket-out in all primary jurisdictions except Nevada. There was also a slight decrease in the number of table games contracts during the three months ended September 30, 2004 compared to the prior year quarter, but there was no significant change in win per day from table games between quarters.

Product sales. Product sales revenues consist primarily of sales of interior signage and related electronic components along with proceeds from the sale of slot machine hardware. During the 2004 quarter, product sales revenues were approximately $10.2 million, an increase of 18.7% from the 2003 quarter. This improvement was due primarily to increases in signage and electronic sales and slot glass sales in North America partially offset by decreases in sales of signage and electronic products in the Australian and European markets. This decrease was due primarily to the elimination of selling these products in Australia and Europe.

Systems. Systems revenues are primarily comprised of software, hardware and support services. Revenues of approximately $2.8 million for the three months ended September 30, 2004 decreased approximately $1.0 million over the three months ended September 30, 2003. The decrease was due primarily to a number of large contracts that were signed during the third quarter of 2004 where the installation will actually occur during the fourth quarter of 2004. This includes the TableLink® contracts previously announced with the Hard Rock Hotel and Casino and Pinnacle Entertainment, Inc.

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)			Change
	2004	2003	Amount	%
Total revenue	$25,680	$22,180	$3,500	15.8
Cost of revenue	10,545	10,705	(160)	(1.5)

Gross profit	15,135	11,475	3,660	31.9

SG&A expense	7,643	5,326	2,317	43.5
Slot rent expense	94	1,439	(1,345)	(93.5)
R&D expense	1,492	1,358	134	9.9
Depreciation and amortization	1,985	3,719	(1,734)	(46.6)
Other expense/asset write-downs	—	45	(45)	**

	11,214	11,887	(673)	(5.7)

Income (loss) from operations	3,921	(412)	4,333	**

Interest expense	(2,398)	(3,838)	1,440	37.5

Other income, net	66	9	57	**

Income (loss) before income tax provision	1,589	(4,241)	5,830	137.5
Income tax provision	—	(3)	3	**

Net income (loss)	$1,589	$(4,244)	$5,833	137.4

Net income (loss) per share	$0.07	$(0.32)	$0.39	121.9

Selling, general and administrative expense (“SG&A”). SG&A increased by approximately $2.3 million during the three months ended September 30, 2004 compared to the 2003 period. The increase was due primarily to additional legal and compliance costs necessary to continue to achieve our regulatory approvals, costs incurred in connection with the documentation and testing of our business processes under the new corporate governance requirements and continued investments in upgrading our human capital. In addition, in the prior period there was a decrease in costs due to the reversal of a previously written off bad debt of approximately $0.5 million.

Slot rent expense. Slot rent expense is the use of operating leases to finance the purchase and placement of slot machines. The decrease in slot rent expense in the 2004 quarter compared to the 2003 quarter was due primarily to the expiration of several operating leases during the current quarter.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. We have continued to invest in new product development, including new games to be developed for licensing to third parties, as well as next generation player tracking and controller technology. Our R&D spending increased by 9.9% during the three months ended September 30, 2004 over the comparable 2003 period primarily due to our increased focus on developing game content licensed to third parties. We expect R&D to increase as a percentage of revenue during fiscal 2004 and into fiscal 2005 as part of this change in our business model. In August of 2004, we established a partnership with a major manufacturer and distributor of slot hardware to license segments of our extensive patent portfolio of technology and to develop video slot games based on our content.

Depreciation and amortization. Depreciation and amortization decreased by 46.6% in the 2004 quarter due primarily to the write-down of the value of inactive slot machines and related equipment and certain other fixed assets in December 2003 that are no longer being depreciated. In addition, we extended the estimated useful lives of our slot machines in the field as a result of a significant refurbishment of these machines to upgrade them to industry standards. These slot machines continue to generate revenue for the Company.

Other expense / asset write-downs. There were no costs associated with other expense / asset write-downs for the three months ended September 30, 2004.

Included in other expense / asset write-downs in the three months ended September 30, 2003 is less than $0.1 million for legal expenses incurred by the former CEO in connection with licensing issues in several jurisdictions.

Interest expense. Interest expense decreased during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due to the retirement of $40.0 million of Senior Secured Notes in October 2003, resulting in a reduction in interest expense for the quarter ended September 30, 2004 of approximately $1.4 million.

Other income. Other income net of expenses was less than $0.1 million during both of the three months ended September 30, 2003 and 2004. The primary components consist of interest income and gains and losses on foreign currency transactions and dispositions of assets.

Income taxes. During the three months ended September 30, 2004 the Company did not record an income tax provision or benefit, compared to an income tax provision of less than $0.1 million for the prior year quarter. The primary component for the income tax provision for the prior year quarter was related to minimum payments required by certain state taxing authorities.

Earnings (Loss) per share. The basic and diluted earnings per share for the three months ended September 30, 2004 were $0.07 on basic weighted average common shares outstanding of approximately 21,830,000 and diluted weighted average common shares outstanding of approximately 22,006,000. Both basic and diluted loss per share for the three months ended September 30, 2003 were $0.32 on basic and diluted weighted average common shares outstanding of approximately 13,129,000. Dilutive stock options have not been included in the computations of diluted net loss per share for the three months ended September 30, 2003, as their effect would be antidilutive.

Nine months ended September 30, 2004 and 2003

Revenues and cost of revenues:

(Amounts in thousands)			Change
	2004	2003	Amount	%
Revenues
Slot and table games	$29,803	$32,515	$(2,712)	(8.3)
Product sales	30,522	29,818	704	2.4
Systems	9,773	9,516	257	2.7

Total revenues	$70,098	$71,849	$(1,751)	(2.4)

Cost of revenues:
Slot and table games	$8,504	$11,180	$(2,676)	(23.9)
Product sales	17,809	19,138	(1,329)	(6.9)
Systems	5,057	4,714	343	7.3

Total cost of revenues	$31,370	$35,032	$(3,662)	(10.5)

Gross profit	$38,728	$36,032	$2,696	7.5

Slot and table games. During the nine months ended September 30, 2004, revenues from slot and table games were approximately $29.8 million, a decrease of $2.7 million, compared to revenues of approximately $23.5 million in the prior year period.

Revenues from our slot and table games business were approximately $29.8 million, a decrease of $2.7 million from the 2003 period. This decrease was due primarily to a decrease in the installed base of slot contracts under daily license fee agreements, partially offset by an increase the installed base of slot contracts under periodic license fees. Increased competition with other suppliers for limited casino floor space resulted in a decline in the number of slot game contracts outstanding. In addition, there was a modest decrease in the average net win per day (net win produced by a slot machine is defined as the gross revenue minus all jackpots, payouts, fills and any approved claims) did not materially change in the 2004 six month period as compared to 2003. Delays in our ability to offer technological specifications offered by competitors, such as ticket-in, ticket-out and multi-denominational pay tables, also contributed to the decrease in the slot contacts under daily fee agreements for the nine months ended September 30, 2004. However, as of October 31, 2004, we had approval for the final version of ticket-in-ticket-out in all primary jurisdictions except Nevada. There was also a slight decrease in the number of table games contracts during the nine months ended September 30, 2004 compared to the prior year period but there was no significant change in win per day from table games between periods.

Product sales. Product sales revenues consist primarily of sales of interior signage and related electronic components. During the nine months ended September 30, 2004, product sales revenues were approximately $30.5 million, an increase of 2.4% from the same period in 2003. This increase was due primarily to increases in sales of electronic displays and slot glass in North America, partially offset by decreases in sales of signage and electronic products in the Australian and European markets. This decrease was due primarily to the elimination of selling these products in Australia and Europe.

Systems. Systems revenues are primarily comprised of software, hardware and support services. Revenues of approximately $9.8 million for the nine months ended September 30, 2004 increased approximately $0.3 million over the nine months ended September 30, 2003. The increase is due to higher sales of our TableLink® systems, partially offset by a number of large contracts that were signed during the third quarter of 2004 where the installation will actually occur during the fourth quarter of 2004.

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)			Change
	2004	2003	Amount	%
Total revenue	$70,098	$71,849	$(1,751)	(2.4)
Cost of revenue	31,370	35,032	(3,662)	(10.5)

Gross profit	38,728	36,032	2,696	7.5

SG&A expense	19,814	17,023	2,791	16.4
Slot rent expense	1,149	4,212	(3,063)	(72.7)
R&D expense	4,520	3,787	733	19.4
Depreciation and amortization	7,160	10,451	(3,291)	(31.5)
Other expense/asset write-downs	564	1,562	(998)	(63.9)

	33,207	37,035	(3,828)	(10.3)

Income (loss) from operations	5,521	(217)	5,738	**

Interest expense	(7,320)	(11,576)	4,256	36.8
Other income, net	95	124	(29)	(23.4)

Loss before income tax provision	(1,704)	(11,669)	9,965	85.4
Income tax provision	(9)	(9)	—	—

Net loss	$(1,173)	$(11,678)	$10,505	90.0

Net loss per share	$(0.08)	$(0.90)	$0.82	91.1

Selling, general and administrative expense (“SG&A”). SG&A increased by approximately 16.4% during the nine months ended September 30, 2004 compared to the 2003 period. The increase was due primarily to additional legal and compliance costs necessary to continue to achieve our regulatory approvals, costs incurred in connection with the documentation and testing of our business processes under the new corporate governance requirements and continued investments in upgrading our human capital, and an increase to the provision for doubtful receivables.

Slot rent expense. Slot rent expense is the use of operating leases to finance the purchase and placement of slot machines. The decrease in slot rent expense in the nine months ended September 30, 2004 compared to the same period in 2003 was due primarily to the expiration of several operating leases during the current period.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. We have continued to invest in new product development, including new games to be developed for licensing to third parties, as well as next generation player tracking and controller technology. Our R&D spending increased by 19.4% during the nine months ended September 30, 2004 over the comparable 2003 period primarily due to our increased focus on developing game content licensed to third parties. We expect R&D to increase as a percentage of revenue during fiscal 2004 and into fiscal 2005 as part of this change in our business model. In August of 2004, we established a partnership with a major manufacturer and distributor of slot hardware to license segments of our extensive patent portfolio of technology and to develop video slot games based on our content.

Depreciation and amortization. Depreciation and amortization decreased by 31.5% in the nine months ended September 30, 2004 compared to the prior year period due primarily to the write-down of the value of inactive slot machines and related equipment and certain other fixed assets in December 2003 that are no longer being depreciated. In addition, we extended the estimated useful lives of our slot machines in the field as a result of a significant refurbishment of these machines to upgrade them to industry standards. These slot machines continue to generate revenue for the Company.

Other expense / asset write-downs. Included in other expense / asset write-downs for the nine months ended September 30, 2004 is approximately $0.6 million of employee severance costs associated with the separation of the Company’s former CFO and other staff, primarily from reductions in administrative personnel.

Included in other expense / asset write-downs in the nine months ended September 30, 2003 is approximately $0.6 million of employee severance costs for approximately 80 terminated employees principally from reductions in service, international and management personnel.

In addition, the legal expenses incurred by the former CEO in connection with licensing issues in several jurisdictions in the amount of approximately $0.8 million, and audit fees related to the reaudit of the Company’s 2000 and 2001 financial statements in the amount of approximately $0.2 million were included in other expense / asset write-down.

Interest expense. Interest expense decreased during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the retirement of $40.0 million of Senior Secured Notes in October 2003, resulting in a reduction in interest expense of approximately $4.3 million.

Other income. Other income net of expenses for both the 2004 and 2003 periods were approximately $0.1 million. The primary components consist of interest income and gains and losses on foreign currency transactions and dispositions of assets.

Income taxes. During both of the nine months ended September 30, 2004 and 2003 the Company recorded an income tax provision of less than $0.1 million. The primary component for these income tax provisions was related to minimum payments required by certain state taxing authorities.

Loss per share. Both basic and diluted loss per share for the nine months ended September 30, 2004 were $0.08 on basic and diluted weighted average common shares outstanding of approximately 21,779,000. Both basic and diluted loss per share for the nine months ended September 30, 2003 were $0.90 on basic and diluted weighted average common shares outstanding of approximately 12,973,000. Dilutive stock options have not been included in the computations of diluted net loss per share as their effect would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2004, the Company incurred a net loss of approximately $1.7 million. Net cash and cash equivalents at September 30, 2004 were $12.2 million and at December 31, 2003 were $8.7 million. Working capital increased to $16.4 million at September 30, 2004 from $13.1 million at December 31, 2003. This working capital increase was due principally to increases in accounts and installment sales receivables of approximately $4.2 million and inventory of approximately $2.6 million and the increase in cash of approximately $3.5 million, partially offset by increases in trade accounts payable of approximately $1.6 million, accrued liabilities of approximately $2.5 million, customer deposits of approximately $1.6 million and deferred revenues and license fees of approximately $1.5 million.

Cash provided by operating activities was approximately $7.3 million for the nine months ended September 30, 2004. The significant items affecting this amount were a net loss of approximately $1.7 million offset by non-cash charges of approximately $7.0 million for depreciation and amortization and $1.2 million for amortization of debt discount and issue costs. Significant changes in operating assets and liabilities also affecting cash provided by operating activities were increases in trade accounts payable, accrued and other liabilities, partially offset by increases in inventories, accounts and installment sales receivables and other current assets.

Cash used in investing activities was approximately $3.3 million during the nine months ended September 30, 2004 due primarily to purchases of property and equipment of approximately $0.6 million and inventory leased to others of approximately $2.8 million.

Cash used in financing activities was approximately $0.5 million during the nine months ended September 30, 2004, primarily as a result of principal payments on debt, deferred license fees and capital leases of approximately $1.0 million offset, in part, by proceeds of approximately $0.5 million from the issuance of common stock.

The following table summarizes the Company’s contractual obligations at September 30, 2004, for long-term debt, capital leases, operating leases, license fees, slot machine purchases and employment agreements for the periods shown:

(Amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations

Long-term debt	$65,366	$329	$37	$65,000	—
Interest	33,030	7,660	15,222	10,148	—
Operating leases	18,336	3,000	5,214	4,269	5,853
Capital leases	151	145	6	—	—
License fees	138	138	—	—	—
Purchase of slot machines	60	60	—	—	—
Employment agreements	2,371	1,859	512	—	—

Total	$119,513	$13,252	$20,990	$79,417	$5,853

The above table includes accretion of debt discount of approximately $2.0 million.

In August 2004, the Company signed a five-year strategic partnership agreement with International Game Technology (“IGT”) to license segments of our extensive patent portfolio of technology and to develop video slot games based on our content. The new games will be developed on IGT’s game platform and distributed by us. IGT also licensed aspects of its intellectual property to us for our games as well as for certain joint developments. Under this agreement, the Company is committed purchase from IGT a minimum of 600 slot machines with our game content ported on them over the life of the agreement.

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

Capital Expenditures and Other

During the nine months ended September 30, 2004, the Company spent approximately $0.6 million for purchases of property and equipment. The Company presently plans to spend less for capital expenditures in 2004 than the amount spent in 2003.

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

As of December 31, 2003, the Company was not in compliance with its covenant to maintain minimum amounts of annual EBITDA of $20.0 million for the twelve months ended December 31, 2003. Foothill and the Company have executed amendments, which reduce the annual EBITDA requirement to $8,000,000 for each of the 12-month periods ending December 31, 2003 and September 30, 2004, respectively. As of September 30, 2004, the Company was in compliance with the EBITDA requirements as agreed to between the parties in these amendments. The Company has not drawn on the Facility.

The Company is pursuing outsourcing arrangements for the delivery of our game content on third-party gaming platforms. However, the Company can give no assurances that such arrangements will be achieved and may continue to operate its slot business using existing slot machines which may require as much as $4,000 per device to upgrade to technologically current specifications.

During 2003, the Company had determined that the useful life of its existing slot machines should be accelerated to fully depreciate by the end of 2004 as these assets were expected to be phased out and replaced by a different hardware platform. As of September 2004, the Company has not replaced its slot machine hardware platform and has subsequently invested in the refurbishment of these assets to be compliant with current industry standards and enhance their productivity. Management has determined that the useful life of these refurbished slot machines should be five years.

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

Share Repurchase Plan

On August 13, 2002 the Company’s Board of Directors authorized the purchase of up to $2.0 million of the Company’s common stock. The purchases will be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. The Company did not purchase any shares of its common stock during the three months ended September 30, 2004. Through September 30, 2004, the Company has purchased approximately 76,000 shares of its common stock for approximately $0.2 million. Additionally, during 2002, the Company acquired 100,000 shares as the result of foreclosures or forfeitures on obligations owed to the Company which were secured by the shares. As of September 30, 2004, the Company held approximately 195,000 shares of common stock in treasury.

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

Revenue recognition. The Company recognizes revenue depending on the line of business as follows:

Slot and table games revenues consist of: (i) lease fees, route income and royalties we receive from casinos who install our proprietary games, (ii) license fees we receive from third party manufacturers and distributors who incorporate our proprietary games and technology into their products.

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

The Company has and may continue to enter into multiple element licensing and development arrangements with manufacturers and distributors within the gaming supplier industry. The guiding accounting pronouncements for these arrangements are SOP 97-2 and EITF 00-21. These arrangements are complex in nature consisting of long-term and multi-faceted terms and conditions, resulting in alternative methods for revenue recognition. For example, the

Company entered into one such arrangement in August 2004. The licensing and other fees included in this arrangement will be recognized on a straight-line basis over five years. If a different interpretation of these pronouncements had been made, which could have been permissible within the guidelines as defined in SOP 97-2 and EITF 00-21, operating income and net income (loss) for the three and nine months ended September 30, 2004 would have been approximately $4.6 million and $6.2 million, and approximately $2.3 million and $(1.0) million, respectively.

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

Our future performance is dependent upon the continued popularity of our existing products and our ability to develop and introduce products that gain market acceptance and satisfy customer preferences. The popularity of any of our gaming products may decline over time as customer preferences change or as new competing games, many incorporating new technology are introduced by our competitors. If we are unable to develop or market innovative products or systems in the future, or if our current products or systems become obsolete or otherwise noncompetitive, our ability to sustain current revenues from our existing customers or to generate additional revenues from existing or new customers would be adversely affected, which, in turn, could materially reduce our profitability and growth potential. In addition, the introduction of new and innovative products by our competitors that are successful in meeting customer preferences also could materially reduce our competitiveness and adversely affect our revenues and our business.

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

On September 30, 2004, our total outstanding debt was approximately $66 million. In addition to this existing debt, we may incur additional debt in the future. This debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on the value of Mikohn as follows:

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

During the quarter ended September 30, 2004, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MIKOHN GAMING CORPORATION

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

We held our Annual Stockholders Meeting on August 10, 2004, and four matters were voted upon. A description of each matter and tabulation of votes are as follows:

1. The following two Class 3 directors were elected to hold office until the 2007 Annual Meeting of Stockholders or until their successors are elected and qualified:

Director	Votes For	Votes Withheld
Terrance W. Oliver	16,525,488	867,337
Rick L. Smith	16,607,110	785,715

The following individuals’ term of office as a director continued after the meeting: Peter G. Boynton, Russel H. McMeekin, James E. Meyer and Douglas M. Todoroff.

2. The Company’s Stock Option Plan, as amended, was approved. The voting for the proposal was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
5,717,092	2,796,525	29,050	8,850,158

3. The Company’s Director Stock Option Plan, as amended, was approved. The voting for the proposal was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
6,055,782	2,450,010	36,875	8,850,158

4. The selection by the Audit Committee of the Board of Directors of BDO Seidman, LLP as independent auditors of the Company for its fiscal year ending December 31, 2004 was ratified. The voting for the proposal was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
17,299,082	64,817	28,926	—

Item 6 – Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

MIKOHN GAMING CORPORATION, Registrant

By:	/s/ MICHAEL A. SICURO
Michael A. Sicuro
Executive Vice President, Treasurer and
Chief Financial Officer (on behalf of the
Registrant and as principal financial and accounting officer)
November 12, 2004