Form 10-K
period 2004-12-31
MIKOHN GAMING CORP
filed 2005-03-15
CIK 912241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

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

Common Stock, par value $.10 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the last 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The market value of the common stock held by nonaffiliates of the Registrant as of June 30, 2004, was approximately $102,685,222. The market value was computed by reference to the closing sales price of common stock on the NASDAQ National Market System on June 30, 2004 of $4.84 per share. The number of shares of common stock outstanding as of March 7, 2005, was 22,484,311. To determine this aggregate market value, the registrant has excluded from the total number of shares outstanding as of June 30, 2004 shares of common stock held by each officer and director and by each person who owned [10%] or more of the outstanding common stock as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement to be filed in connection with its 2005 Annual Meeting of Stockholders.

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

All forward-looking statements, although reasonable and made in good faith, are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of the Company’s new products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of privileged operating licenses by governmental authorities, competitive pressures and general economic conditions, the Company’s financial condition and debt service obligations. These and other factors that may affect our results are discussed more fully in “Competition”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.

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

ii

MIKOHN GAMING CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE

YEAR ENDED DECEMBER 31, 2004

PART I

Item 1. Business

Operations

We are a leading developer and marketer of technology-based products for the gaming industry. Our worldwide operations have historically been concentrated in three principal business segments:

•	Slot and Table Games. Our slot and table games segment develops, acquires, licenses and distributes our proprietary branded and non-branded slot and table games;

•	Product sales. Our product sales segment designs, develops, manufactures and distributes interior signage, progressive jackpot systems and related electronic components, and special order slot and table games and slot game glass displays. We also provide related support and installation services; and

•	Systems. Our systems segment designs and develops electronic player tracking and game monitoring and accounting systems for slot and table games. These systems are sold or leased to casino operators and governmental agencies.

On December 5, 2004, we announced our intent to reposition our business to focus solely on technology and games content and changed our name to Progressive Gaming International Corporation. To emphasize this shift in our business focus, we will realign our sign business through a management buy-out expected to close at the end of the 1st quarter in 2005, that will include transferring the Mikohn brand.

In late December 2004, we entered into two strategic transactions to enhance our table games and table systems products. First, we acquired the table games management system, PitTrak®, including its existing customer base from Hotel Systems Pty, Ltd. of Sydney Australia. PitTrak® has a similar functionality as TableLink® and provides us with an existing installed base of over 400 tables and access to sell its management solutions worldwide. Second, we also purchased patents related to player card image based recognition (IBR) and licensed the exclusive rights to develop and distribute an IBR card recognition shoe. We intend to market and distribute the IBR card recognition shoe as part of our table games systems products beginning in 2005.

In conjunction with the development of our slot and content technology, we signed a definitive agreement on February 22, 2005 to acquire VirtGame Corp. (OTCBB: VGTI), in a stock swap in which we would issue up to 2,000,000 shares of our common stock. VirtGame Corp. is a provider of open architecture gaming software primarily focused on the delivery of central server-based slot games and centrally managed sports betting.

Set forth below is a description of each of our three principal business segments:

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

Slot Games. In 2003, we ceased all manufacturing operations regarding game hardware and shifted much of the focus of this portion of the slot and table games segment to the development and licensing of game content to be deployed to our markets through outsourcing partnerships with third party manufacturers and distributors of slot machines. Accordingly, the slot and table games segment receives revenue not only from the existing fixed rental payments or revenue participation income received for gaming devices that we place in casinos, but also from license fees for game content provided to multiple third parties for use on their game hardware. In conjunction with these licensing transactions, we typically do not provide any hardware and/or ongoing maintenance. As such, we expect to have a lower capital expenditure requirement for this segment in 2005 than in prior periods.

Our slot game content library includes, but will not be limited to, branded game offerings based upon the popular Battleship®, Ripley’s Believe It or Not!®, Clue®, KISS, Dick Clark: Rock and Roll and Remember, Trivial Pursuit® and Garfield® brands. Each of these brands has been licensed to us from third parties.

In February 2003 and September 2003, we entered into two joint development agreements with Bally Gaming and Systems, a wholly-owned business unit of Alliance Gaming Corp. to develop both a new wide-area progressive (WAP) game, as well as a game based upon the internationally popular game Pachinko™. Under the terms of the agreements, we provide branded game content to run on Bally Gaming’s S6000 platform. The WAP game incorporated into the Thrillions® linked progressive system. The companies share net profits generated from these games. The agreements also allow both companies to receive certain patent benefits. In addition, we will make certain products and systems sales to Bally as part of a long-term purchasing agreement.

In August 2004, the Company signed a five-year strategic partnership agreement with International Game Technology (“IGT”) to license segments of its patent portfolio of technology and to develop video slot games based on our content. The new games will be developed on IGT’s game platform and distributed by us. IGT also licensed aspects of its intellectual property to the Company for its games as well as for certain joint development. Under this agreement, the Company is committed to purchase from IGT a minimum of 600 slot machines with our game content over the life of the agreement.

We also continue to offer additional non-branded games such as MoneyTime®, Flip It™ and large oversized video poker and slot machines such as Mini Bertha™. However, these products are not expected to be the primary focus of this segment.

We received approval in all major jurisdictions for Garfield® and Ticket-In Ticket-Out (TITO) in 2004 with the exception of Nevada. We expect to obtain the requisite approvals for Nevada in mid-2005.

Table Games. Through an acquisition in 1998, we acquired a variety of specialty table games for casinos, including Caribbean Stud® poker.

We are in the process of launching two new table games products: Texas Hold-em Bonus Poker®, a new proprietary table game, and TableMax®, a table game in video format, which we hold the exclusive license to distribute in certain markets. . We have begun to place Texas Hold-em Bonus Poker® in certain jurisdictions where approval has been obtained. We expect approval for this game in all major jurisdictions in 2005. Table Max® is expected to be approved during the first half of 2005 and we will place these games accordingly.

We place table games directly with casino operators for a monthly license fee at a fixed rate per table. Most of the agreements with the casinos are for three-year terms with a 30-day early cancellation clause. As of December 31, 2004, we had 932 revenue-producing table games installed compared to approximately 1,007 installed as of December 31, 2003. Total table games lease revenue was $14.7 million for the year 2004 compared to $14.9 million for the year 2003. Set forth below is some of our proprietary table games that are placed under lease arrangements.

Caribbean Stud® is one of the most popular proprietary table games in the world. As of December 31, 2004, approximately 789 of our Caribbean Stud® tables were in service worldwide. Caribbean Stud® table games have been available in casinos since 1988. In 2003, we introduced a new table game titled Tropical Stud™; a derivative of Caribbean Stud®, which we believe will extend the useful life of Caribbean Stud®, and provide another dimension for this game.

We also market table games such as Caribbean Draw Poker™, Tre’ Card Stud™, Wild Aruba Stud™, Progressive Blackjack™, and Progressive Jackpot Pai Gow Poker™.

Product Sales Segment

Our product sales segment designs, develops, manufactures and distributes interior signage, progressive jackpot systems and related electronic components, and special order slot games and slot game glass displays. This segment also provides related support and installation services. We have been marketing gaming products worldwide since 1987. Our gaming products are found in almost every major gaming jurisdiction. The majority of revenues generated by our product sales is derived from interior signage and related electronic components.

Interior Signage. In conjunction with the repositioning of our business model, we have announced our intent to realign the interior signage division through a private buy-out by the segment’s employees in 2005.

With respect to our current interior signage segment, we believe we have a reputation throughout the industry as an innovator of high-impact signage particularly designed for the gaming industry. We believe our product design capabilities, manufacturing capacity and worldwide distribution network make us the industry leader in interior casino signage. We design and manufacture interior signage and related electronic components that are marketed and sold either as stand-alone signs or in combination with progressive jackpot systems.

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

The average construction period for an interior signage project ranges from three to eight weeks. We typically require a 50% down payment before commencing manufacturing, with an additional 25% due at shipping and the balance due 30 days after delivery/acceptance. While our interior signage is commonly incorporated into large projects, remodeling and smaller projects continue to stimulate demand.

Demand for interior signage has also been stimulated by the popularity and growth of progressive jackpots throughout the gaming industry. These often incorporate our interior signage into sophisticated merchandising programs.

Controllers and Electronic Displays. Although controllers, displays and software are all included in every Mikohn progressive jackpot system (see the discussion regarding our systems segment below), controllers and displays also are sold separately to slot machine manufacturers and casino operators. Revenues from these separate sales have historically been reported in our product sales segment. Once the realignment of our interior sign business is complete, we expect to report the revenues from these products in our systems segment. The software used to program the displays and controllers and monitor the systems and machine usage is proprietary, thereby inhibiting the operator from substituting components made by other manufacturers. Our progressive jackpot systems can be connected into multi-site progressive links among a number of casinos. The operator of the gaming machine is responsible for payouts of all jackpots.

Our proprietary controllers are designed to be compatible with the gaming equipment made by the major slot machine manufacturers, including Ainsworth Game Technology, Aristocrat Leisure Limited, Atronic Casino Technology, Ltd., Alliance Gaming Corporation, International Game Technology, Novomatic Industries,, Universal de Desarrollos Electronicos, S.A. (known as UNIDESA), and WMS Industries, Inc. Our controllers are licensed in almost every major gaming jurisdiction. We believe we have the largest installed base of controllers in the industry. The sale of our controllers for a progressive jackpot system is frequently accompanied by the sale of our electronic displays promoting the system.

We manufacture displays in a wide variety of sizes and designs to accommodate the technical, aesthetic and price requirements of our casino customers. Our electronic displays are installed with slot machines made by major slot manufacturers and are found in casinos throughout the world. We produce alphanumeric and graphic electronic displays for use in real-time applications with all major brands and models of slot machines. Our displays primarily use light emitting diodes (“LEDs”) which can be turned on and off approximately 100 times per second and can be programmed to display information in a wide variety of formats, including flashing, panning from side-to-side, odometer, pulsating, scrolling up or down, painting (each character is formed from the top down), morphing and dancing colors (each character alternates color). LEDs also can utilize foreground or background color, user-selectable and downloadable font and text justification. Cells of LEDs may be combined to display characters and graphics in a variety of sizes ranging from small to very large. In 2003, we introduced our next-generation LED electronic displays. This product is called the Elite Meter series, and was introduced into casinos worldwide in 2004.

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

Patented instruments compile information and computer and sensor technology, electronically track all bets in real-time as the chips are placed, producing a record of each game. In addition to providing player tracking, chip tracking and game tracking, the technology can be used to integrate a progressive jackpot system with other table games to stimulate player excitement and improve revenue production. The TableLink® system provides casino operators with real-time accounting of the play of each table game player. Improved accuracy and player-initiated ratings not only are very useful to the casino in identifying and directing complimentary benefits to the customer, but also improve customer loyalty. This solution also redirects supervisor time from administrative to customer-relationship tasks.

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

In December 2004, we entered into two strategic transactions to enhance our table games systems products. First, we signed a definitive agreement to acquire the table games management system, PitTrak®, including its existing customer base from Hotel Systems Pty, Ltd. of Sydney, Australia. PitTrak® has virtually the same functionality as TableLink® and provides us with an existing installed base of over 400 tables and access to sell its management solutions worldwide. Second, we also purchased and exclusively licensed certain suites of patents related to player card image based recognition (IBR) and licensed the exclusive rights to develop and distribute an IBR card recognition shoe. We intend to market and distribute the IBR card recognition shoe as part of our table games systems products beginning in 2005.

As of December 31, 2004, Tablelink® was installed in over 20 casinos in North America with an installed base of approximately 1,000 tables. Including the acquisition of PitTrak®, our installed base was approximately 1,400.

In August 2002, we signed a distribution and development deal with EndX Limited of Manchester, UK. The product developed pursuant to this relationship was launched worldwide in 2004.

We also signed a definitive agreement in February 2005 to acquire all of the outstanding stock of VirtGame Corp. (VirtGame), a provider of open architecture gaming software primarily focused on the delivery of a central-server based slot games and centrally managed sports betting. VirtGame is a Nevada Gaming Commission licensed provider of innovative sports book software systems and server-based, networked gaming software for regulation gaming applications. VirtGame’s technology platform, VirtGame SP™, is comprehensive, scalable and customizable, enabling gaming on any hardware platform including PC’s, hand-held devices and mobile phones.

As a result of our proposed acquisition of VirtGame and along with the many changes to our casino management systems business, we expect to reposition our systems products under the umbrella: CasinoLink Enterprise Edition – Modular Casino Management System (CEE) as follows:

CasinoLink Slot Management Module

CasinoLink Game Station Module

CasinoLink Player Tracking Module

CasinoLink Sports Station Module

CasinoLink Media Station Module

CasinoLink Jackpot Station Module - Slot and Table Game Module

WagerLink Cashless Module - Slot, Table Game and Sport Betting Module

TableLink™ Player Tracking Module

TableLink Chip Tracking Module

TableLink Game Tracking Module

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

Slot and Table Games Competition

Slot Games. The success of many of the recent video-based games and the popularity of many of the themed game introductions are dictating the types of games being developed. The current competitive environment is placing increasing demands on content providers, requiring a strong pipeline of new games and the ability to secure rights to popular brand names and other entertainment-oriented content suitable for adaptation for casino games. Future growth opportunities in the gaming equipment content will result not only from a strong pipeline of well-defined branded games, but also from new product developments and technological advancements.

Our proprietary slot games business faces both direct and indirect competition. Manufacturers that sell standard slot machines to casino operators indirectly compete with us for casino floor space and market share. Manufacturers that offer proprietary games to casino operators on a lease or participation basis compete directly with us. Our new business model of delivering increasingly more game content on third party game hardware will allow us to gain entry into various markets and market segments in which we were previously either not present or underrepresented. Direct competitors typically offer specialty, niche or novelty games. In some cases they offer casino customers the right to purchase specialty games at premium prices or at a lower price with ongoing license fees. Our major competitors include AC Coin & Slot Company, Alliance Gaming, Aristocrat, Atronic, International Game Technology, Konami Gaming Corporation, Multimedia Games, Inc. and WMS Industries

Table Games. In the proprietary table game market, we are a leading designer and distributor of progressive jackpot table games, and we believe our patents significantly limit the ability of competitors to offer table games with progressive or electronically enhanced side-bet features. The only significant competitor in proprietary table games is Shuffle Master, which markets the Let It Ride™, Three Card Poker™, Fortune Pai Gow Poker™ and Royal Match Blackjack™. Our patented side-bet progressive jackpot feature, which was developed for Caribbean Stud®, has been successfully adapted for Progressive Jackpot Pai Gow Poker®, Caribbean Draw Poker® and Progressive Blackjack™, and is adaptable for other games, including Tropical Stud™ and Texas Hold-em Bonus Poker®. Through its deployment, we can convert industry-standard table games, which are in the public domain, to proprietary games capable of producing for us a recurring revenue stream. We believe that this proprietary feature provides us with a competitive advantage by facilitating our ability to introduce new table games.

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

Our CasinoLink® system competes against systems from Alliance Gaming, Aristocrat, International Game Technology and Monaco Information Systems Group. This market is highly competitive. Pricing, product features and functions, accuracy and reliability are key factors in determining a provider’s success in selling its system. Because of the high initial costs of installing a computerized monitoring system, customers for such systems generally do not change suppliers once they have installed such a system. We have been successful primarily with customers in foreign jurisdictions that desire to monitor geographically dispersed casinos from a centralized control facility.

TableLink® automatically captures and records exact wagering information in real-time. This information includes the exact amount wagered, a critical element that gaming operators traditionally have had great difficulty in ascertaining and confirming. Prior to the introduction of the TableLink® technology, casinos could only estimate the amounts wagered. We believe that our existing products, combined with our extensive intellectual property portfolio, enables us to deliver a fully-integrated table management system that provides this critical information to operators. We own or have license rights to over 40 patents in the area of RFID technology and related table games system management. This intellectual property portfolio is expected to continue to evolve as we looks towards the next generation of RFID technology’s use within table games system management. This portfolio took over 5 years to develop and is expected to be a main focus of our research and development resources in 2005 and beyond. We believe that such products and patents serve as a significant barrier to entry for potential competitors. Our entry level TableLink® PT version competes with products marketed by Alliance Gaming, International Game Technology and Table Trac, Inc.

Manufacturing

We currently have manufacturing/assembly facilities in Las Vegas, Nevada and Hurricane, Utah. However as more fully discussed above, we have announced our intent to realign our interior signage segment through a private buy-out by the segment’s management in 2005. Following the divestiture, we will no longer manufacture hardware or hardware related products. However, we intend to utilize the sign business as an exclusive distributor for interior signage needs of our customers. In 2003, we closed all other manufacturing operations including Gulfport, Mississippi and Utrecht, The Netherlands. Primarily all interior signage and electronics are manufactured and assembled in Hurricane, Utah. The Las Vegas operation primarily manufactures and assembles slot glass and graphic conversion kits for our existing slot machines and for third party manufacturers and distributors of slot machine hardware. In essence, most manufacturing relates to the interior sign business, but we also assemble electronic displays, controllers, table games and proprietary games. We routinely contract with outside vendors for assembly services to keep idle production capacity to a minimum and maintain a constant level of employment.

Nearly all of the components and raw materials we use in our products are available from many sources. Many suppliers can assemble our progressive jackpot products. Accordingly, we are not dependent in any significant way upon any single supplier or vendor for components, raw materials or assembly.

To reduce our dependence on Sigma Game, in March 2002, we signed an agreement with Sigma Game that will allow us to develop games on the Sigma platform In December 2003, we signed another deal with Sigma Game to further expand the scope of rights we receive from them. Additionally, in April 2002, we entered into an agreement with Sierra Design Group, which has a license to develop software used in International Game Technology’s slot machines, to distribute our game content on its slot machine platform. This was the first step in the direction away from manufacturing and towards licensing game content. This trend continues in our business and has emerged as a major shift in direction, as discussed above.

In August 2004, the Company signed a five-year strategic partnership agreement with International Game Technology (“IGT”) to license segments of its patent portfolio of technology and to develop video slot games based on Mikohn content. The new games will be developed on IGT’s game platform and distributed by Mikohn. IGT also licensed aspects of its intellectual property to the Company for its games as well as for certain joint development. Under this agreement, the Company is committed to purchase from IGT a minimum of 600 slot machines with our game content ported on them over the life of the agreement.

Marketing and Distribution

We maintain facilities to sell and service our products directly to markets throughout the world. In addition to our headquarters and other facilities in Las Vegas, NV, we have regional sales offices in Sparks, NV; Egg Harbor, NJ; Gulfport, MS; Lane Cove, Australia; Tallinn, Estonia; and Utrecht, The Netherlands. Mikohn Latin America S.A. is an exclusive distributor of our products throughout Latin America and has manufacturing facilities in Lima, Peru. In September 2002, we sold our remaining interest in Mikohn Latin America S.A. Reel Games, Inc. is our sales and service distributor in the Caribbean.

Research and Development

During the years ended December 31, 2004, 2003, and 2002, we expended approximately $6.1 million, $5.2 million, and $4.2 million respectively, on research and development activities.

As previously noted, the casino gaming industry is intensely competitive, causing casinos to constantly seek out, evaluate and introduce new and upgraded gaming products in an effort to attract and retain gaming customers. An important part of our strategy is to provide our casino customers with new and upgraded products, games and services that enhance their revenue stream and facilitate operating efficiencies. Our current emphasis in research and development is on the development of new slot gaming content and table games (including refresher versions of our existing games), and our casino management systems products, specifically CasinoLink Enterprise Edition – Modular Casino Management System.

Employees

As of January 31, 2005, we had approximately 405 employees worldwide, of whom approximately 129 were in manufacturing, 57 in sales and marketing, 20 in art/CAD design, 73 in installation and service, 56 in research and development and 70 in administration. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good relations with our employee work force.

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

During 2003 and 2004, we cooperated with certain state gaming authorities with respect to the required relicensing of our company in certain jurisdictions, as well as the licensing of our Chief Executive Officer, Chief Financial Officer and related financial controls, policies and procedures. We have concluded this process and the results did not have a material adverse effect on us. We continue to cooperate with all gaming regulatory agencies as necessary and applicable to maintain good standing in all jurisdictions in which we hold a license.

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

Regulation of Stockholders

In most jurisdictions, any beneficial owner of our voting securities or other securities may, at the discretion of the gaming regulatory authorities, be required to file an application for a license, finding of suitability or other approval, and in the process subject himself or herself to an investigation by those authorities. The gaming laws and regulations of most jurisdictions require beneficial owners of more than 5% of our outstanding voting securities to file certain reports, and may require our directors and executive officers to undergo investigation for licensing and/or findings of suitability.

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

Risk Factors -

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

In addition to requiring a strong pipeline of proprietary games, our success is dependent upon other new product development and technological advancements, including the continued development of cashless technology, table player tracking technologies and integrated management systems. The markets in which we compete are subject to frequent technological changes, and one or more of our competitors may develop alternative technologies for bonusing, progressive jackpots, slot accounting, cashless technology, player tracking or game promotions, or a superior game platform which may not be made available to us. While we expend a significant amount of resources on research and development and on product enhancement, we may not be able to continue to improve and market our existing products or develop and market new products, or technological developments may cause our products or technology to become obsolete or noncompetitive.

If our license agreements with Hasbro, Inc. and other content providers are terminated or are not renewed or if we breach our obligations under any license agreement, our revenues could be reduced.

Any termination or failure to renew a license agreement with our branded content providers could have a material adverse effect on our revenues and operations. Revenues from our slot and table games segment are derived primarily from the popularity of our Battleship®, Clue®, Ripley’s Believe It or Not!® and Trivial Pursuit® slot machines. We developed these slot machines under multi-year license agreements, which contain options to renew, with Hasbro, Ripley Entertainment and other branded content providers. We are also in the process of developing additional games under similar agreements with separate licensors for additional branded content, including an agreement with Paws, Inc. for use of the Garfield® property.

Each license agreement contains provisions that obligate us to perform in a certain manner. If we breach these obligations, the licensor may terminate the license agreement within a specified period that varies from immediate termination to thirty (30) days, depending upon the agreement and the type of breach. In addition, any breach of our obligations may adversely affect our relationship with the licensor, as well as deter the licensor and other third parties from licensing additional brands to us. Our ability to renew our license agreements with Hasbro, Paws, Inc. (for the use of the Garfield® property) and/or Ripley Entertainment for an additional term is conditioned upon our having paid minimum royalties to the licensor during the applicable initial term. If we do not generate sufficient revenues to pay the minimum royalties or otherwise are unable to renew any of our license agreements with the licensor, our future revenues may be materially reduced.

By way of example, Hasbro declined to renew the Yahtzee ® brand with us as of December 15, 2004. While we are confident that we will be able to replace this content prior to the timed contractual requirement to remove these devices from the field, our failure to do so could materially affect our future revenues.

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

Competitors and other third parties may infringe on our intellectual property rights such as is the case with Paltronics table game and electronics offerings over which we have infringement actions pending in Federal District Court in Nevada, or may allege that we have infringed on their intellectual property rights, resulting in significant litigation expenses, which would reduce our cash flow.

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

The slot and table games business segment has historically been capital-intensive and may remain so depending on a number of factors, including, but not limited to, (a) our ability to continue to use the existing slot machines we own or lease from a third party, (b) our ability to provide popular and innovative game content ideas for slot machines such that a manufacturer of slot machines would be induced to provide slot machines in exchange for a portion of revenues earned from the sale or leasing arrangement with a casino or (c) our ability to generate sufficient cash flow from operations or from debt or equity transactions to acquire technologically competitive slot machines or to upgrade existing slot machines to technologically required standards. If we are not successful in these areas, among others, we may be required to continue expending significant capital outlays related to this business segment.

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

We may not realize the benefits we expect from the pending acquisition of VirtGame.

The integration of the VirtGame technology may be time consuming and expensive, and may disrupt our business. After the acquisition, we will need to overcome significant challenges in order to realize any benefits or synergies from the proposed merger. These challenges include the timely, efficient and successful execution of a number of post-transaction integration activities, including:

•	integrating the technologies of the two companies;

•	successfully completing the development of VirtGame’s technology and developing commercial products based on that technology;

•	retaining and assimilating the key personnel of each company;

•	attracting additional customers for products based on VirtGame’s technology; and

•	implementing and maintaining uniform standards, controls, processes, procedures, policies and information systems.

The process of integrating operations and technology could cause an interruption of, or loss of momentum in, the activities of one or more of the our businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of VirtGame’s technology could have an adverse effect on our business, results of operations or financial condition. We may not succeed in addressing these risks or any other problems encountered in connection with the transaction. The inability to successfully integrate the technology and personnel of VirtGame, or any significant delay in achieving integration, could have a material adverse effect on us and, as a result, on the market price of our common stock.

Whether or not the VirtGame acquisition is completed, we will incur substantial costs

We will incur substantial costs related to the transaction with VirtGame whether or not the transaction is completed. These costs include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. In addition, if either party terminates the merger agreement, it may be obligated to pay a termination fee and expenses to the other party under certain circumstances. We have also provided VirtGame with a secured credit facility of $2.5 million to bridge their operations until the acquisition is complete.

Failure to complete the VirtGame acquisition could negatively affect our stock prices and future business and operations.

If the acquisition transaction with VirtGame is not completed for any reason, the price of our common stock may decline to the extent that the current market price of our common stock reflects a positive market assumption that the transaction will be completed. In addition, if the merger agreement is terminated, we may be unable to find a third party willing to engage in a similar transaction on terms as favorable as those set forth in the merger agreement, or at all. This could limit our ability to pursue our strategic goals in an atmosphere of increased uncertainty.

Future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.

As part of our business strategy, we intend to continue to seek to acquire businesses, services and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities. If we fail to achieve the anticipated benefits of any acquisitions we complete, our business, operating results, financial condition and prospects may be impaired. Acquisitions and investments involve numerous risks, including:

•	Difficulties in integrating operations, technologies, services, accounting and personnel;

•	Difficulties in supporting and transitioning customers of our acquired companies to our technology platforms and business processes;

•	Diversion of financial and management resources from existing operations;

•	Potential loss of key employees;

•	Inability to generate sufficient revenues to offset acquisition or investment costs; and

•	Potential write-offs of acquired assets.

Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted. Such dilution could adversely affect the market price of our stock. It is also possible that at some point in the future we may decide to enter new markets, thus subjecting ourselves to new risks associated with those markets.

Risks Related to Our Substantial Debt

We have substantial debt and debt service requirements, which could have an adverse impact on our business and the value of our common stock.

On December 31, 2004, our total outstanding debt was approximately $65 million. In addition to this existing debt, we may incur additional debt in the future. Substantial debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on the value of the Company as follows:

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

See “-Risks Related to Our Business Operations- Our cash flow from operations and available credit may not be sufficient to meet our capital requirements, and, as a result, we could be dependent upon future financing, which may not be available.” Our performance will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Many of these factors are beyond our control. Our debt service requirements are currently estimated to be approximately $8.0 million for fiscal year 2005.

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

Item 2. Properties

The table below lists our leased manufacturing, administrative, engineering, sales and service facilities as of December 31, 2004.

Location/Activity	Area (Sq Ft.)
Las Vegas, NV - Corporate Administration	86,515
Las Vegas, NV - Subleased	45,976
Las Vegas, NV - Slot Glass	17,225
Sparks, NV - Administration, Service and Sales	4,608
Mokena, IL - Service	4,200
Robinsonville, MS - Service	1,800
Kansas City, MO - Service	3,600
Hurricane, UT - Manufacturing	79,230
Shreveport, LA - Service	1,500
Egg Harbor, NJ - Service and Sales	2,800
Calgary, Canada - Sales and Service	1,800
Lane Cove, Australia - Sales and Service	4,617
Utrecht, The Netherlands - Manufacturing, Service and Sales	21,422

275,293

These locations have remaining terms of occupancy ranging up to twelve years that expire on various dates through 2017.

See Note 10 of Notes to Consolidated Financial Statements for information as to our lease commitments with respect to the foregoing rental properties. We believe these facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate.

Item 3. Legal Proceedings

We are involved in routine litigation, including bankruptcies of debtors, collection efforts, disputes with former employees and other matters in the ordinary course of our business operations. We know of no matter, pending or threatened that we believe will or might have a material adverse impact on our business or operations. The following is a summary of legal proceedings:

We were sued by Derek Webb and related plaintiffs in the U.S. District Court, Southern District of Mississippi, Jackson Division, in a case filed on December 27, 2002. The plaintiffs allege state law interference with business relations claims and federal antitrust violations and contend that we illegally restrained trade and attempted to monopolize the proprietary table game market in the United States. Plaintiffs seek monetary damages, penalties and attorneys’ fees in excess of several million dollars and injunctive relief. This matter is set for trial in October of 2005. We believe these allegations are without merit, and we are defending the matter vigorously.

We filed suit against Charles H. McCrea, Jr on March 13, 2003 in State District Court, Clark County, Nevada to cause Mr. McCrea to repay a loan he received from the Company that had come due, including interest. McCrea counterclaimed on April 7, 2003, seeking damages in excess of $1,000,000 and the reinstatement of 265,000 incentive stock options. We expect a portion of this matter to proceed to arbitration in 2005. We believe the allegations raised in the counterclaim are without merit, and we are defending the matter vigorously.

We were sued by Mark Spur and related plaintiffs in a case filed on March 23, 2003 in State District Court, Douglas County, Nevada.Plaintiffs alleged that we breached a contract related to our distribution of Spur’s Pai Gow Poker Table Game. Plaintiffs seek damages in excess of several million dollars. We expect that this matter will proceed to trial in 2005, although a trial date has not yet been set. We are defending this matter vigorously.

We are currently in a dispute with Hasbro, Inc. that was filed in the U.S. District Court in Rhode Island centering primarily around the calculation of royalty payments from 1999-2002 on the sale and license of certain of our branded slot machines. We are working with representatives of Hasbro to resolve the matter, which could be in excess of several million dollars. A substantial portion of these payments have been previously audited by Hasbro representatives without a material dispute. We are reasonably confident that this dispute will be resolved without a material financial impact to our business.

From time to time we are also involved in other legal matters, litigation and claims of various types in the ordinary course of our business operations, including matters involving bankruptcies of debtors, collection efforts, disputes with former employees and other matters. We do not believe that any currently pending or threatened matter will have a material adverse impact on our business or operations. However, we cannot assure you that we will be successful in defending any of the matters described above or any other legal matters, litigation or claims in which we may become involved from time to time. If we are not successful in defending these matters, we may be required to pay substantial license fees, royalties or damages, including statutory or other damages, and/or discontinue a portion of our operations. Furthermore, our insurance coverage and other capital resources may be inadequate to cover anticipated costs of these lawsuits or any possible settlements or licenses. Even if unsuccessful, these claims still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our common stock trades on the NASDAQ National Market System under the symbol “PGIC”. The following table sets forth the range of high and low sales prices per share by quarter for our common stock.

	High	Low
2004
First Quarter	$6.25	$4.08
Second Quarter	5.09	4.01
Third Quarter	5.80	4.25
Fourth Quarter	10.63	5.56

2003
First Quarter	$3.88	$2.65
Second Quarter	6.45	3.00
Third Quarter	8.02	4.66
Fourth Quarter	5.95	3.87

We believe there were approximately 2,500 beneficial owners of our common stock as of March 15, 2005. The approximate number of beneficial owners was reached by estimating the number of holders whose stock is held for them in street name by brokerage houses, by trusts and other nominees and by participants in a clearing agency. On this same date, we had approximately 260 holders of record of our common stock.

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

The following table summarizes equity securities authorized for issuance as of December 31, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	2,756,364		$4.52		362,489
Equity compensation plans not approved by shareholders	660,000	(1)	$5.94	(2)	358,859

Total	3,416,364		$4.95		721,348

(1)	Amount includes warrants to purchase 660,000 shares of our common stock issued to various licensors which granted us rights to intellectual property
(2)	Amount includes 108,859 restricted shares, and 250,000 warrants to purchase our common stock

The following table summarizes purchases of equity securities by the issuer and affiliated purchasers for the year ended December 31, 2004:

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans for Programs
December 2004	22,785	$7.96	98,585	$2,000,000

Item 6. Selected Financial Data

The table below sets forth a summary of our selected financial data for each of the years ended December 31, (amounts in thousands except per share amounts):

	2004	2003	2002	2001	2000
Statement of Operations Data:
Total Revenue	$96,374	$91,803	$109,371	$104,740	$88,441
Cost of Revenue	42,882	46,849	58,591	47,932	44,337

Gross profit	53,492	44,954	50,780	56,808	44,104
Selling, general and administrative expenses	43,245	49,615	53,247	49,125	44,108
Other expense / asset write-downs	564	5,807	16,653	1,656	9,852

Operating income (loss)	9,683	(10,468)	(19,120)	6,027	(9,856)
Interest expense	(9,684)	(14,324)	(15,689)	(11,720)	(10,498)
Loss on early retirement of debt	—	(9,524)	—	(3,135)	—
Other income, net	195	87	375	1,620	(62)

Income (loss) from continuing operations before income taxes	194	(34,229)	(34,434)	(7,208)	(20,416)
Income tax (provision) benefit	65	13	(1,480)	(847)	(574)

Income (loss) from continuing operations	259	(34,216)	(35,914)	(8,055)	(20,990)
Income (loss) from discontinued operations (net of taxes)	—	—	(1,989)	(1,645)	(1,115)

Net income (loss)	$259	$(34,216)	$(37,903)	$(9,700)	$(22,105)

Weighted average common shares outstanding:
Basic	21,884	14,689	12,843	11,750	10,968

Diluted	22,359	14,689	12,843	11,750	10,968

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.01	$(2.33)	$(2.80)	$(0.69)	$(1.92)
Income (loss) from discontinued operations	—	—	(0.15)	(0.14)	(0.10)

Net income (loss)	$0.01	$(2.33)	$(2.95)	$(0.83)	$(2.02)

Balance Sheet Data:
Total assets	$117,520	$109,172	$141,993	$175,587	$166,746

Total debt / obligations	$81,662	$82,903	$123,967	$124,982	$113,488

Stockholders’ equity (deficit)	$10,241	$7,389	$(6,912)	$28,654	$29,205

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

In December 2004, we announced our intent to focus the business on game content and technology and completed several strategic transactions immediately following this decision (see Acquisitions / Divestitures below). We will revise our business segment reporting in 2005 as a result of the realignment of the business.

Acquisitions / Divestitures

On May 14, 2002, the Company acquired the remaining minority interests in Mikohn Gaming Australia (“MGA”). The purchase price included $0.8 million in cash and a $0.3 million promissory note and increased the Company’s ownership in MGA from 92% to 100%.

On September 20, 2002 the Company completed the sale of its 50% interest in its Latin American subsidiary as part of the restructuring initiatives. The interest was sold for approximately $0.4 million consisting of a cash payment of $0.1 million in October 2002 and a note for approximately $0.3 million paid in full on November 15, 2002 in accordance with the terms of the agreement. A charge of approximately $1.8 million was recorded to reflect the forgiveness of an intercompany debt from the subsidiary to the Company. As a result of the Company’s divestiture of its Latin American subsidiary, goodwill related to the Latin American subsidiary was deemed to have been impaired during the quarter ended September 30, 2002. Therefore the Company recorded a goodwill impairment loss of approximately $0.4 million.

During the third quarter of 2002, in connection with a restructuring plan, the Company decided to divest its exterior sign operations in the product sales segment. On October 1, 2002 the Company reached a definitive agreement to sell the exterior sign operation. The transaction closed on October 31, 2002 for $1.7 million consisting of cash payments received in September and October 2002 of $0.5 million and $0.7 million, respectively, and a note for $0.5 million paid on December 31, 2002. As a result of the sale, a charge of approximately $1.1 million related to the impairment of the exterior sign operations assets, net of the expected proceeds, was recorded as was the loss from normal operations of our business.

In December 2004, we entered into two strategic transactions to enhance our table games and table systems products. First, we acquired the table games management system, PitTrak®, including its existing customer base from Hotel Systems Pty, Ltd. of Sydney Australia. PitTrak® has a similar functionality as TableLink® and provides us with an existing installed base of over 400 tables and access to sell its management solutions worldwide. We also purchased and exclusively licensed certain suites of patents related to player card image based recognition (IBR) and licensed the exclusive rights to develop and distribute an IBR card recognition shoe. We intend to market and distribute the IBR card recognition shoe as part of our table games systems products beginning in 2005.

In connection with our focus on games content and technology we expect to realign our interior sign division through a private buy-out of the division’s employees at the end of the first quarter 2005.

In conjunction with the development of our slot and content technology, we signed a definitive agreement on February 22, 2005 to acquire VirtGame Corp. (OTCBB: VGTI), in a stock swap in which we would issue up to 2,000,000 shares of our common stock. VirtGame Corp. is a provider of open architecture gaming software primarily focused on the delivery of central server-based slot games and centrally managed sports betting.

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

Product Sales. Our product sales segment, which has operated since 1987, involves the manufacture and installation of interior signage and related electronic components. Historically, product sales also included system sales associated with progressive jackpots and casino operations, which is now a separate business segment. During 2003, our product sales business decreased primarily as the result of the elimination of selling these products in Australia and a decrease in the demand for our products partially caused by a slowdown in construction of the types of casinos which utilize our larger and more sophisticated signs as part of their interior theming and facilities differentiation. We incurred approximately $0.3 million of other expenses in 2003 as part of our previously announced plan to consolidate the segment’s manufacturing operations in one facility. In December 2004, we announced our intent to divest our interior sign division as described above.

Systems. Our systems segment consists of electronic player tracking and game monitoring systems, which are sold to casino operators and governmental agencies worldwide. During 2003, we began selling our new TableLink PT system, which contributed to increases in systems revenues in 2004 and 2003.

Debt Retirement. During 2003, we completed a private placement for approximately $45.0 million from selling 8.4 million shares of our Common Stock at a price of $5.34 per share and warrants to acquire an additional 2.1 million shares at an exercise price of $5.875 per share. Proceeds from the transaction were used to repurchase and retire $40.0 million of the Company’s Notes and to pay the associated fees and costs. This transaction will reduce our annual interest expense by approximately $4.0 million. This refinancing resulted in the incurrence of $9.5 million of non-cash charges ($5.3 million related to the write-off of unamortized bond discounts and $4.2 million related to the implied fair value of warrants issued in the refinancing), including $3.4 million of transaction fees and expenses. We intend to retire our Senior Notes during 2005 through the use of cash, issuance of equity, or a combination of both.

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

Results of Operations

Revenues and Cost of Revenues

	Year Ended December 31,			Percentage Change
	2004	2003	2002	04 vs. 03	03 vs. 02
Revenues:
Slot and table games	$40,560	$40,932	$50,443	(0.01)%	(18.9)%
Product sales	40,763	36,919	49,556	10.4%	(25.5)%
Systems	15,051	13,952	9,372	7.9%	48.9%

Total revenues	$96,374	$91,803	$109,371	5.0%	(16.1)%
Cost of revenues:
Slot and table games	$11,999	$13,999	$18,867	(14.3)%	(25.8)%
Product sales	23,914	25,736	34,984	(7.1)%	(26.4)%
Systems	6,969	7,114	4,740	(2.0)%	50.1%

Total cost of revenues	$42,882	$46,849	$58,591	(8.5)%	(20.0)%

Gross profit	$53,492	$44,954	$50,780	19.0%	(11.5)%

Slot and table games. Slot and table games segment consists of: (i) lease fees, route income and royalties we receive from casinos who install our proprietary games, (ii) proceeds from the sale of slot machine hardware purchased or leased by us and (iii) license fees we receive from third party manufacturers and distributors who incorporate our proprietary games into their products.

Slot and table game revenues for the year ended December 31, 2004 were consistent with revenues earned in 2003. Revenues from slot contracts under daily fee arrangements declined, but were offset by increases in revenues under our periodic fee arrangements and increases in license fees from intellectual property rights. The decline in daily fee arrangements was attributable to a slight decrease in win per unit (net win produced by a slot machine is defined as the gross revenue minus all jackpots, payouts, fills and any approved claims) and a lower installed base. Table games revenues were also flat in 2004 compared to 2003 and there was no material shift in the installed base or fee per day of outstanding table game contracts in the same periods. In 2003, slot and table games revenues decreased 18.9% from 2002 as a result of a decline in slot contracts under daily fee arrangements.

Product Sales. Product sales revenues consist primarily of sales of interior signage and related electronic components. In 2004, product sales increased $3.8 million or 10.4% over the prior year, primarily due to improvements in domestic interior signage and electronics sales. Sales of slot and table products also contributed to the increase in 2004. The decrease in product sales for the year ended December 31, 2003 compared to 2002 relates to the divestiture of our exterior signage business in October 2002.

Systems. Systems revenues are primarily comprised of software, hardware and support services. For the year ended December 31, 2004, systems revenues were $15.0 million, representing an 7.9% increase over the prior year. TableLink Systems revenue nearly doubled in 2004 compared to 2003 due to several large installations in Canada and Native American jurisdictions. Maintenance revenues also increased year-over-year as we continue to grow our installed base of both CasinoLink and TableLink. During 2003, we began selling our new TableLink PT system, which contributed to our increase in systems revenues of approximately 48.9% in fiscal 2003.

Gross Profit. Gross Profit increased in 2004 versus 2003 as a result of changes in our product mix with higher margin generated from slot contracts under periodic fee arrangements.

Condensed Statement of Operations

	Year Ended December 31,			Percentage Change
	2004	2003	2002	04 vs. 03	03 vs. 02
Total revenue	$96,374	$91,803	$109,371	5.0%	(16.1)%
Cost of revenue	42,882	46,849	58,591	(8.5)%	(20.0)%
Gross Profit	53,492	44,954	50,780	(19.0)%	(11.5)%

SG&A Expense	$27,031	$24,474	$31,040	(10.4)%	(21.2)%
Slot Rent Expense	1,204	5,668	5,459	(78.8)%	3.8%
R&D Expense	6,102	5,159	4,247	18.3%	21.5%
Depreciation and Amortization	8,908	14,314	12,501	(37.8)%	14.5%
Other expense/asset write-downs	564	5,807	16,653	(90.3)%	(65.1)%

Income from operations	$9,683	$(10,468)	$(19,120)	192.5%	45.3%
Interest expense, net	(9,684)	(14,324)	(15,689)	32.4%	8.7%
Loss on early retirement of debt	—	(9,524)	—	—	—
Other income, net	195	87	375	124.1%	(76.8)%

Loss from continuing operations before income tax provision	194	(34,229)	(34,434)	100.6%	0.6%

Income tax benefit (provision)	65	13	(1,480)	400.0%	100.9%

Loss from continuing operations	259	(34,216)	(35,914)	100.8%	4.7%

Loss from discontinued operations, net of income taxes	—	—	(1,989)	—	—

Net income/(loss)	$259	$(34,216)	$(37,903)	100.8%	9.7%

Net income/(loss) per share	0.01	(2.33)	(2.95)	100.4%	21.0%

Selling, general and administrative expense (“SG&A”). SG&A increased by approximately $2.6 million in the year ended December 31, 2004 compared to 2003. The increase was due primarily to additional legal and compliance costs necessary to continue to achieve our regulatory approvals, costs incurred in connection with the documentation and testing of our business processes under the new corporate governance requirements and continued investments in upgrading our human capital. SG&A had previously decreased in 2003 compared to 2002 due to a 20% reduction in our headcount which occurred in late 2002 and a decline in our provision for doubtful accounts.

Slot Rent Expense. Slot rent expense is the use of operating leases to finance the purchase and placement of slot machines. Slot rent expense decreased substantially in 2004 due to the expiration of slot leases during the current fiscal year. As of December 31, 2004, substantially all of our slot leases have expired or been terminated. We expect slot rent expense to cease in 2005 due to the expiration of our remaining leases.

Research and development expense (“R&D”). Our R&D spending continues to increase as we focus on developing game content for licensing to third parties and the further development of our casino management systems products through CasinoLink Enterprise Edition – Modular Casino Management System. During 2004, research and development expensed increased by 18.3% compared to the same period in 2003. We expect R&D to increase as a percentage of revenue during fiscal 2005 as part of this change in our business model. In August of 2004, we established a partnership with a major manufacturer and distributor of slot hardware to license segments of our extensive patent portfolio of technology and to develop video slot games based on our content. R&D expense increased 21.5% in 2003 versus 2002 due to the expanded development activities discussed above.

Depreciation and Amortization. Depreciation and amortization decreased 38.7% in 2004 compared to 2003. During 2003, the Company had determined that the useful lives of its existing slot machines should be accelerated as these assets were expected to be replaced. As of September 2004, the Company had not replaced these slot machines and has subsequently invested in refurbishment hardware for these devices. As such, the useful lives of these machines have been extended consistent with industry standards.

For 2003, depreciation as a total was consistent with the prior year. The acceleration of slot depreciation was offset by lower depreciation on asset groups that had been written down at the end of 2002. In 2002, we conducted an impairment review of certain long-lived assets and reduced the carrying value of certain assets that were not recoverable through future cash flows.

Other expense / asset write-down. Other expenses and asset write downs for 2004 includes approximately $0.6 million of employee severance costs associated with the separation of the Company’s former CFO and other staff. In 2003, other expense / asset write down consisted primarily of: a write-down of assets that no longer generated sufficient cash flow to support their carrying value; severance and other costs associated with reductions in service, international and management personnel and the closing of the manufacturing facility at the Company’s European subsidiary; and separation and post-employment agreement costs for certain officers and directors.

Interest Expense. Interest expense decreased $4.6 million during 2004 due to the retirement of $40.0 million of Senior Secured Notes in late 2003, resulting in an interest expense reduction of $4.6 million. The October 2003 retirement also reduced the interest expense in 2003 by approximately $1.4 million.

Other Income. Other income consists primarily of interest income earned on our cash deposits. Other income increased in 2004 compared to 2003 due to a larger accumulation of cash and cash equivalents during the year.

Income Taxes. In 2004, the income tax benefits recorded in the statement of operations relate primarily to losses generated by our foreign operations. In 2003 and 2002, the income tax benefits recorded in the statements of operations relate primarily to foreign tax credits and state income tax adjustments. The Company did not recognize a tax benefit related to its losses from domestic operations in 2003 or 2002 as this benefit was fully reserved.

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

Earnings / (Loss) Per Share. The basic and diluted loss per share for the year ended December 31, 2004 was $0.01 on 21.9 million basic and 22.4 million diluted average common shares outstanding. Both basic and diluted loss per share for the year ended December 31, 2003 were $2.33 on basic and diluted weighted average common shares outstanding of approximately 14.7 million. Both basic and diluted loss per share for the year ended December 31, 2002 were $2.95 on basic and diluted weighted average common shares outstanding of approximately 12.8 million. Dilutive stock options in 2003 and 2002 have not been included in the computations of diluted net loss per share as their effect would be anti-dilutive.

Liquidity and Capital Resources

For 2004, the Company incurred a net income of approximately $0.3 million. Net cash and cash equivalents at December 31, 2004 were $12.3 million, an increase of approximately $3.6 million from $8.7 million at December 31, 2003. Working capital increased from $13.1 million at December 31, 2003 to $19.2 million at December 31, 2004. The working capital increase of approximately $6.1 million was due principally to increases in cash and cash equivalents of approximately $3.6 million, accounts and contract sales receivable of approximately $5.7 million, inventories of approximately $4.0 million and prepaid expenses of approximately $0.1 million. The increase was partially offset by the increase in trade accounts payable of approximately $3.7 million, accrued liabilities of approximately $1.3 million and other deferred revenues and license fees of approximately $1.7 million.

Cash provided by operating activities was approximately $8.7 million in 2004. The significant items affecting this amount were a net income of approximately $0.3 million, non-cash charges of $8.9 million for depreciation and amortization and $1.6 million for amortization of debt discount and issue costs. Significant changes in operating assets and liabilities also affecting cash provided by operating activities were net increases in accounts payable and other current liabilities, partially offset by increases in accounts and notes receivable, inventories and other expenses.

Cash used in investing activities in 2004 consisted primarily of $0.8 million for purchases of property and equipment and $5.1 million for purchases of inventory leased to others

Cash provided in financing activities was approximately $0.9 million during 2004, primarily as a result of by proceeds of approximately $2.3 million from the issuance of common stock and warrants offset by principal payments on long-term debt, capital leases and deferred license fees and the purchase of treasury stock of approximately $1.4 million. We intend to retire our Senior Notes during 2005 through the use of cash, issuance of equity or a combination of both.

The following table summarizes the Company’s contractual obligations for long-term debt, capital leases, interest expense, operating leases, license fees and employment agreements for the periods shown:

(Amount in thousands)	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual Obligations
Long-term debt	$65,372	$310	$62	$65,000	$—
Capital lease obligations	62	58	4	—	—
Interest expense	29,221	7,657	15,222	6,342	—
Operating leases	16,107	2,770	4,832	3,832	4,673
License / Development	2,526	713	501	501	811
Employment agreements	1,959	1,640	319	—	—

Total	$115,247	$13,148	$20,940	$75,675	$5,484

The table above includes accretion of debt discount of $2.4 million for the periods shown.

Employment Agreements

We have entered into employment contracts, with our corporate officers and certain other key employees. Significant contract provisions include minimum annual base salaries, healthcare benefits, life insurance benefits, bonus compensation if performance measures are achieved, changes in control (CIC), grants of restricted stock, incentive stock options and non-compete provisions. These contracts are primarily “at will” employment agreements, under which we or the employee may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract.

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

In August 2004, the Company signed a five-year strategic partnership agreement with International Game Technology (“IGT”) to license segments of its patent portfolio of technology and to develop video slot games based on Mikohn content. The new games will be developed on IGT’s game platform and distributed by Mikohn. IGT also licensed aspects of its intellectual property to the Company for its games as well as for certain joint development. Under this agreement, the Company is committed to purchase from IGT a minimum of 600 slot machines with our game content ported on them over the life of the agreement.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements with unconsolidated entities or other persons.

Capital Expenditures and Other

During 2004, the Company spent approximately $0.8 million for purchases of property and equipment and $5.1 million for purchases of inventory leased to others. The Company expects to spend less for capital expenditures in 2005 than the amount spent in 2004.

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

Share Repurchase Plan

On August 13, 2002 the Company’s Board of Directors authorized the purchase of up to $2.0 million of the Company’s common stock. The purchases will be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. The Company did not purchase any shares of its common stock during the year ended December 31, 2003. Through December 31, 2004, the Company has purchased approximately 218,000 shares of its common stock for approximately $0.9 million.

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

Inventory and Obsolescence

We routinely evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Raw materials and work in progress with quantities in excess of forecasted usage are reviewed at least quarterly by our engineering and operating personnel for obsolescence. Such raw material and work in progress write-downs are typically caused by engineering change orders or product end of life adjustments. Finished goods are reviewed at least quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record reserves for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. In 2004, we reduced our reserves through write-offs of obsolete inventories and adjusted the level of reserves in accordance with our accounting policies. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

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

Recently Issued Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for our fiscal year beginning on January 1, 2006. We believe that the adoption of this amendment will not have a material impact to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Beginning with our quarterly period that begins July 1, 2005, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. While we have not yet completed our evaluation of this statement, we expect that the adoption of this statement will have a material impact to our results of operations. Because the recording of non-cash stock option expense involves equity-based compensation transactions, the adoption of this statement will have no effect on our financial position.

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

We are subject to foreign currency exchange risk relating to the translation of our foreign subsidiaries’ asset, liability, income and expense accounts. Our foreign subsidiaries use the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the rate of exchange at the end of the period. The income and expense accounts are translated using the average rate of exchange during the period. Due to the long-term nature of our investment in our foreign operations, 60% of our intercompany translation adjustments are reflected as a separate component in stockholders’ equity, and the remaining amount is recognized in the consolidated statement of operations. Although we do not regularly incur gains or losses from specific foreign currency transactions and do not believe that these amounts would be material, these gains and losses would be reflected in our consolidated statement of operations. For the year ended December 31, 2004, we did not have any forwards, options or other derivative contracts in force. We do not consider our existing foreign currency translation exposure to be material.

Interest Rate Risk

We have total interest-bearing debt of approximately $65.0 million before discounts. The components of this amount have fixed rates of interest and therefore, we do not have exposure to the fluctuation of market interest rates. However, in February 2002, we acquired a $17.5 million revolving line of credit, which bears floating rate interest on outstanding borrowings. During 2003, the working capital facility was amended, due to EBITDA covenant restrictions, which reduced the available capacity of the facility to $12.5 million. Once we have achieved EBITDA of $18.0 million for three consecutive quarters the capacity of the facility will revert to the entire $17.5 million. At December 31, 2004, we had not made any borrowings under this line of credit.

Any future borrowings will be exposed to market rate risk. We periodically review our interest rate exposure, if any, on our long-term debt and, as market conditions warrant, we may enter into an interest rate cap or swap agreements in order to manage this exposure. For the year ended December 31, 2004, we did not have any agreements in force. See Note 9 in the Notes to Consolidated Financial Statements.

Item 8. Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2002, and 2001

All other schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mikohn Gaming Corporation

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Mikohn Gaming Corporation (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikohn Gaming Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005 expressed on unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California

February 22, 2005

MIKOHN GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

as of December 31, 2004 and 2003

(Amounts in thousands)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$12,305	$8,683

Accounts receivable, net of allowance for doubtful accounts of $900 and $1,996	14,300	11,497
Installment sales receivable, net of allowance for doubtful accounts of $1,529 and $1,500	2,462	501
Inventories, net of reserves of $1,332 and $4,479	10,276	6,258
Prepaid expenses	2,572	2,498
Deferred tax asset	3,313	3,313

Total current assets	45,228	32,750

Installment sales and notes receivable, net	1,075	97

Property and equipment, net	9,975	11,869
Intangible assets, net	54,153	55,506
Goodwill	2,860	2,860
Other assets	4,229	6,090

Total assets	$117,520	$109,172

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$9,832	$6,176
Customer deposits	3,047	2,981
Current portion of long-term debt and notes payable	368	727
Accrued liabilities	9,997	8,696
Deferred revenues and license fees	2,781	1,027

Total current liabilities	26,025	19,607

Long-term debt and notes payable, net of unamortized discount of $1,895 and $2,320	63,170	62,989
Other long-term liabilities	1,970	3,073
Deferred tax liability	16,114	16,114

Total liabilities	107,279	101,783

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized 22,498,149 and 21,910,611 shares issued and outstanding	2,250	2,191
Additional paid-in capital	116,932	114,325
Other comprehensive loss	(145)	(253)
Accumulated deficit	(107,903)	(108,162)

Subtotal	11,134	8,101
Less treasury stock, 217,698 and 194,913 shares, at cost	(893)	(712)

Total stockholders’ equity (deficit)	10,241	7,389

Total liabilities and stockholders’ equity (deficit)	$117,520	$109,172

See notes to consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002

(Amounts in thousands, except per share amounts)	2004	2003	2002
Revenues:
Slot and table games	$40,560	$40,932	$50,443
Product sales	40,763	36,919	49,556
Systems	15,051	13,952	9,372

Total revenues	96,374	91,803	109,371

Cost of revenues:
Slot and table games	11,999	13,999	18,867
Product sales	23,914	25,736	34,984
Systems	6,969	7,114	4,740

Total cost of revenues	42,882	46,849	58,591

Gross profit	53,492	44,954	50,780
Selling, general and administrative expense	27,031	24,474	31,040
Slot rent expense	1,204	5,668	5,459
Research and development	6,102	5,159	4,247
Depreciation and amortization	8,908	14,314	12,501
Other expense / asset write-downs	564	5,807	16,653

	43,809	55,422	69,900

Operating income (loss)	9,683	(10,468)	(19,120)
Interest expense	(9,684)	(14,324)	(15,689)
Loss on early retirement of debt	—	(9,524)	—
Other income, net	195	87	375

Income/(loss) from continuing operations before income tax provision	194	(34,229)	(34,434)
Income tax benefit (provision)	65	13	(1,480)

Income/(loss) from continuing operations	259	(34,216)	(35,914)
Loss from discontinued operations, net of income taxes	—	—	(1,989)

Net income/(loss)	$259	$(34,216)	$(37,903)

Weighted average common shares:
Basic	21,884	14,689	12,843

Diluted	22,359	14,689	12,843

Basic and diluted loss per share:
Income/(loss) from continuing operations	$0.01	$(2.33)	$(2.80)
Loss from discontinued operations	—	—	(0.15)

Earnings/(loss) loss per share	$0.01	$(2.33)	$(2.95)

See notes to consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2004, 2003 and 2002

(Amounts in thousands)	2004	2003	2002
Net income/(loss)	$259	$(34,216)	$(37,903)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	108	605	221

Comprehensive income/(loss)	$367	$(33,611)	$(37,682)

See notes to consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock		Additional Paid-In Capital	Stockholders Notes Receivable	Foreign Currency Translation	Accumulated Deficit	Treasury Stock	Total
(Amounts in thousands)	Shares	Amount
Balance, December 31, 2001	12,765	$1,276	$65,751	$(1,023)	$(1,079)	$(36,043)	$(228)	$28,654

Stock options exercised	42	4	196					200
Employee stock purchase plan	143	15	436					451
Stock options and warrants granted to consultants and vendors			769					769
Issuance of restricted stock	100	10	147					157
Reduction of stockholders’ notes				1,023				1,023
Treasury shares acquired							(484)	(484)
Translation adjustments					221			221
Net loss						(37,903)		(37,903)

Balance, December 31, 2002	13,050	$1,305	$67,299	$—	$(858)	$(73,946)	$(712)	$(6,912)

Stock options exercised	339	34	1,364					1,398
Employee stock purchase plan	97	10	345					355
Employee stock incentive plan			135					135
Stock options and warrants granted to consultants and vendors			95					95
Private placement	8,425	842	40,902					41,744
Stock warrants issues with private placement			4,185					4,185
Translation adjustments					605			605
Net loss						(34,216)		(34,216)

Balance, December 31, 2003	21,911	$2,191	$114,325	$—	$(253)	$(108,162)	$(712)	$7,389

Stock options exercised	436	44	1,855					1,899
Employee stock purchase plan	87	9	407					416
Employee stock incentive plan			345					345
Translation adjustments					108			108
Issuance of restricted stock	64	6						6
Purchase of Treasury Stock							(181)	(181)
Net income						259		259

Balance, December 31, 2004	22,498	$2,250	$116,932	$—	$(145)	$(107,903)	$(893)	$10,241

See notes to consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(Amounts in thousands)	2004	2003	2002
Cash flows from operating activities:
Net loss	$259	$(34,216)	$(37,903)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,999	11,548	9,160
Amortization	1,909	2,766	3,340
Provision for (recovery of) bad debts	149	(342)	4,698
Provision for obsolete inventory	(912)	1,670	4,193
Amortization of debt discount and debt issue costs	1,576	2,161	2,233
Write-down of assets	—	3,320	6,261
Discontinued operations	—	—	1,989
Loss on early retirement of debt	—	9,524	—
Loss (gain) on disposition of assets	(6)	290	604
Other	311	154	488
Changes in assets and liabilities:
Accounts receivable	(2,951)	3,131	3,334
Notes and installment sales receivable	(2,940)	323	(1,315)
Inventories	(1,548)	2,724	824
Other assets	(418)	1,892	(869)
Trade accounts payable	3,657	(2,539)	(1,242)
Accrued expenses	341	(1,966)	8,690
Other liabilities	2,320	(2,276)	583

Net cash provided by (used in) operating activities	8,746	(1,836)	5,068

Cash flows from investing activities:
Purchase of property and equipment	(792)	(1,132)	(958)
Purchase of inventory leased to others	(5,097)	(4,110)	(4,330)
Proceeds from sales of property and equipment	69	13	1,772
Cash provided by discontinued operations	—	—	2,592
Increase in intangible assets	(245)	(150)	(990)
Proceeds from note receivable, divestiture of subsidiary	—	—	—

Net cash provided by (used in) investing activities	(6,065)	(5,379)	(1,914)

Cash flows from financing activities:
Proceeds from long-term debt and notes payable	—	—	54
Principal payments on notes payable and long-term debt	(108)	(123)	(284)
Principal payments on capital leases	(587)	(1,513)	(2,163)
Principal payments of deferred license fees	(535)	(493)	(439)
Purchase of treasury stock	(181)	—	(223)
Proceeds from issuance of common stock and warrants	2,352	1,752	743
Proceeds from notes receivable - stockholders	—	—	227

Net cash provided by (used in) financing activities	941	(377)	(2,085)

Increase (decrease) in cash and cash equivalents	3,622	(7,592)	1,069

Cash and cash equivalents, beginning of year	8,683	16,275	15,206

Cash and cash equivalents, end of year	$12,305	$8,683	$16,275

See notes to consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Amounts in thousands)	2004	2003	2002
Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$9,685	$13,138	$13,751

State and federal taxes	$46	$56	$55

Supplemental schedule of non-cash investing and financing activities:
Retirement of debt		$40,000

Issuance of warrants		$4,261	$192

Transfer equipment to inventory	$198	$74

Property and equipment acquired through capital lease		$48

Acquisition of Australia subsidiary			$284

Reduction of stockholders’ notes receivable			$455

Acquisition of treasury stock			$261

Gaming equipment leased to others acquired through capital lease	$670

See notes to consolidated financial statements.

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

1. Description of Business and Summary of Significant Accounting Policies

Description of Business:

Mikohn Gaming Corporation (referred throughout these notes, together with its subsidiaries as “Mikohn”, “the Company”, “we” or “our”) was incorporated in May 1986 in Nevada. Mikohn is a developer, manufacturer, and marketer of (i) proprietary branded slot machine and table games, including our Battleship® series of gaming machines and Caribbean Stud® table game, (ii) interior signage and related electronic components, slot game glass displays, and special order slot games, and (iii) electronic player tracking, game monitoring/accounting and progressive jackpot systems for slot and table game operations. The Company’s current facilities are in North America, the Netherlands, and Australia.

Our worldwide operations are concentrated in three principal business segments: slot and table games, product sales and systems.

Slot and Table games. We established our slot and table game business unit in 1993 to develop, acquire, and distribute proprietary games, and these have become increasingly important to our business. We own or license the rights to several categories of proprietary games, which we place in casinos under lease arrangements. These leases provide for license fees, fixed rental payments or a participation in the game’s operating results.

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

As discussed in Note 17, the Company will realign its segment reporting in 2005 to reflect changes in its business model and operations.

Acquisitions / Divestitures

On May 14, 2002, the Company acquired the remaining minority interests in Mikohn Gaming Australia (“MGA”). The purchase price included $0.8 million in cash and a $0.3 million promissory note and increased the Company’s ownership in MGA from 92% to 100%. Simultaneously with the purchase of these shares, the Company and TAB amended their existing licensing agreement granting TAB additional rights to operate a Mystery® Linked Jackpot system in New South Wales. In consideration for these additional rights, TAB agreed to pay a fee of approximately $0.8 million within seven days after execution of the agreement and to pay an additional fee, aggregating a minimum of approximately $0.6 million over three years, in the amount of approximately $8.00 per month per game connected to the system. The Company and TAB agreed that monies owed by the Company to TAB for the purchase of the shares in MGA could be offset by the monies owed by TAB to the Company under the terms of the amended license agreement.

On September 20, 2002 the Company completed the sale of its 50% interest in its Latin American subsidiary as part of the restructuring initiatives. The interest was sold for approximately $0.4 million consisting of a cash payment of $0.1 million in October 2002 and a note for approximately $0.3 million paid in full on November 15, 2002 in accordance with the terms of the agreement. A charge of approximately $1.8 million was recorded to reflect the forgiveness of an intercompany debt from the subsidiary to the Company. As a result of the Company’s divestiture of its Latin American subsidiary, goodwill related to the Latin American subsidiary was deemed to have been impaired during the quarter ended September 30, 2002. Therefore the Company recorded a goodwill impairment loss of approximately $0.4 million.

During the third quarter of 2002, in connection with its restructuring plan, the Company decided to divest its exterior sign operations in the product sales segment. On October 1, 2002 the Company reached a definitive agreement to sell the exterior sign operation. The transaction closed on October 31, 2002 for $1.7 million consisting of cash payments received in September and October 2002 of $0.5 million and $0.7 million, respectively, and a note for $0.5 million paid on December 31, 2002. As a result of the sale, a charge of approximately $1.1 million related to the impairment of the exterior sign operations assets, net of the expected proceeds, was recorded as was the loss from normal operations of the business. The loss from discontinued operations is shown net of an income tax benefit of 34% applied to the pretax loss from the discontinued operations. The operating results of this business are presently reflected as Discontinued Operations in the accompanying condensed consolidated statements of operations for the years ended December 31, 2002.

In December 2004, the company entered into two strategic transactions to enhance its table games and table systems products. First, the Company acquired the table games management system, PitTrak®, including its existing customer base from Hotel Systems Pty, Ltd. of Sydney, Australia. PitTrak® has a similar functionality as the Company’s TableLink® product and provides the Company with an existing installed base of over 400 tables and access to sell its management solutions worldwide. The Company also purchased patents related to player card image based recognition (IBR) and licensed the exclusive rights to develop and distribute an IBR card recognition shoe. The Company intends to market and distribute the IBR card recognition shoe as part of our table games systems products beginning in 2005. These transactions were completed in January 2005.

In connection with our focus on games content and technology the Company will realign its interior sign division through a private buy-out of the division’s employees at the end of the 1st quarter 2005. The newly formed entity will retain the Mikohn brand. Accordingly, the Company filed ficticious name filings in all jurisdictions in which it does business to allow it to do business as Progressive Gaming International Corporation effective January 2005. In addition, the Company changed its NASDAQ ticker symbol to PGIC, effective January 5, 2005.The Company expects to change its legal name to Progressive Gaming International Corporation in 2005. The Company expects to retain a minority interest in the sign business and as a result does not expect to present the reporting unit as a discontinued operation in accordance with Statement of Financial Accounting Standard (“SFAS”) 144 “Long Lived Assets and Assets to be Disposed Of”.

The Company also signed a definitive agreement in February 2005 to acquire VirtGame Corp. (VirtGame), a provider of open architecture gaming software primarily focused on the delivery of a central-server based slot games and centrally managed sports betting. The Company will issue 2.0 million shares of its common stock for all of the outstanding common stock, preferred stock, warrants and options of VirtGame, subject to certain adjustments as defined in the definitive agreement. The Company has also provided VirtGame with a secured credit facility of $2.5 million to bridge their operations until the acquisition is complete. During 2004, the Company advanced $0.3 million to VirtGame under this credit facility.

Summary of Significant Accounting Policies:

Principles of Consolidation. The consolidated financial statements include the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated. Until

September 20, 2002, the Company owned a 50% interest in a Latin American subsidiary and reported this entity’s operations under the equity method of accounting. On September 20, 2002 the Company completed the sale of its 50% interest in Mikohn Latin America S.A. From October 1, 2002 to December 31, 2003, the consolidated financial statements do not include any results of Mikohn Latin America S.A.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and temporary investments with high quality institutions. At December 31, 2004, the Company had deposits with high quality institutions in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets, such as the Company’s perpetual license, are no longer amortized but are subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, software development costs, trademark and proprietary property rights and license and non-compete agreements will continue to be amortized over their useful lives. Management performs impairment reviews annually or whenever events or circumstances occur that would indicate the assets may be impaired.

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

Other Assets. Other long term assets represent primarily unamortized loan fees related to the Senior Secured Notes of approximately $2.5 million and $3.6 million and security deposits for building and equipment leases of approximately $0.6 million and $1.0 million at December 31, 2004 and 2003, respectively.

Commitments and Contingencies. The Company is involved in various legal proceedings. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable.

Foreign Currency Translation. The Company accounts for currency translation in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss).

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

Royalty and license fee arrangements are evidenced by a signed contract and are recognized over the term of the arrangement, as royalties are earned or in a manner consistent with the earnings process.

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

Stock-Based Compensation. The Company has stock-based employee and director compensation plans which are described more fully in Note 14. The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 2002 through 2004 grants: risk-free interest rate at the date of grant which ranged from 3.125% to 7.78%; expected dividend yield of 0.0%; expected life of the option from 1 to 6 years; and expected volatility between 50 and 60 percent.

(Amounts in thousands, except per share amounts)	2004	2003	2002
Net income/loss, as reported	$259	$(34,216)	$(37,903)
Add: Reported stock-based compensation expense	344	154	488
Deduct: Pro-forma stock based employee compensation expense determined under fair value method	(1,368)	(956)	(852)

Pro forma net loss	$(765)	$(35,018)	$(38,267)

Earnings (loss) per share:
As reported - Basic and diluted	$0.01	$(2.33)	$(2.95)

Proforma - Basic and diluted	$(0.03)	$(2.38)	$(2.98)

Equity Instruments Issued to Consultants and Vendors. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18- Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 - Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement, resulting in a current year expense of $-0-. The number of uncancelled options issued to consultants at December 31, 2004, was approximately 97,500.

In addition, the Company has received from Hasbro and Ripley licensing rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Monopoly®, Battleship®, Trivial Pursuit® and Ripley’s - Believe It or Not!®. In exchange for these license agreements, the Company granted Hasbro and Ripley warrants to purchase shares of the Company’s common stock for each license.

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

Software Development Capitalization. The Company previously capitalized costs related to the development of certain software products that meet the criteria under SFAS No. 86 - Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company did not capitalize any costs during the years ended December 31, 2003 and 2004. Costs capitalized for the year ended December 31, 2002 were approximately $0.6 million, and are included in the “Intangible assets” caption on the accompanying balance sheet.

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

2. Fair Values of Financial Instruments

The following table presents the carrying amount and estimated fair market value (“FMV”) of financial instruments at December 31, 2004:

(Amounts in thousands)	Carrying Amount	Estimated FMV
Liabilities:
Senior Notes	$63,538	$69,550

The carrying value of notes / installment sales receivables and capital leases approximates fair value. The estimated fair value of long-term debt was determined by using quoted market prices and where quoted market prices are not available the fair value was calculated utilizing the present value of estimated future cash flows and applying discount rates commensurate with the risks involved.

3. Receivables

Accounts receivable at December 31, 2004 and 2003 consist of the following:

(Amounts in thousands)	2004	2003
Trade accounts	$14,784	$12,737
Other	416	756

Subtotal	15,200	13,493
Less: allowance for doubtful accounts	(900)	(1,996)

Net	$14,300	$11,497

Installment sales and notes receivable at December 31, 2004 and 2003 consist of the following:

(Amounts in thousands)	2004	2003
Installment sales	$2,462	$598
Notes	2,604	1,500

Subtotal	5,066	2,098
Less: allowance for doubtful accounts	(1,529)	(1,500)

Net	$3,537	$598

Current portion	$2,462	$501

Changes in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 are as follows:

(Amounts in thousands)	2004	2003	2002
Allowance for doubtful accounts - beginning	$3,496	$3,784	$2,406
Provision for bad debts	149	(342)	4,698
Write – offs	(1,216)	(1,060)	(3,635)
Recoveries	—	1,114	315

Allowance for doubtful accounts – ending	$2,429	$3,496	$3,784

4. Inventories

Inventories at December 31, 2004 and 2003 consist of the following:

(Amounts in thousands)	2004	2003
Raw materials	$7,651	$8,278
Finished goods	3,618	1,773
Work-in-progress	339	686

Subtotal	11,608	10,737
Less: reserve for obsolete inventory	(1,332)	(4,479)

Total	$10,276	$6,258

Changes in the reserve for obsolete inventory for the years ended December 31, 2004, 2003 and 2002 are as follows:

(Amounts in thousands)	2004	2003	2002
Reserve for obsolete inventory - beginning	$4,479	$4,072	$5,001
Provision for obsolete inventory	(912)	1,670	4,193
Write – offs	(2,235)	(1,263)	(5,122)

Reserve for obsolete inventory – ending	$1,332	$4,479	$4,072

5. Property and Equipment

Property and equipment at December 31, 2004 and 2003 consist of the following:

(Amounts in thousands)	2004	2003
Buildings and leasehold improvements	$1,240	$1,090
Machinery and equipment	5,237	4,760
Equipment leased to others	24,291	22,879
Furniture and fixtures	6,631	6,283
Transportation equipment	846	914

Subtotal	38,245	35,926
Less: accumulated depreciation	(28,270)	(24,057)

Total	$9,975	$11,869

Depreciation expense for property and equipment was approximately $7.0 million, $11.5 million and $9.2 million for the years ended December 31, 2004, 2003 and 2002, respectively

6. Goodwill and Intangible Assets

Intangible assets at December 31, 2004 and 2003 consist of the following:

(Amounts in thousands)	2004	2003
Perpetual license	$55,019	$55,019
Patent and trademark rights	10,461	10,212
Covenants not to compete	377	377
Software development costs	2,154	2,158
License fees	250	250
Proprietary property rights / other	834	834

Subtotal	69,095	68,850
Less: accumulated amortization	(14,942)	(13,344)

Total	$54,153	$55,506

Goodwill at December 31, 2004 and 2003 consists of the following:

(Amounts in thousands)	2004	2003
Goodwill	$4,974	$4,974
Less: accumulated amortization	(2,114)	(2,114)

Total	$2,860	$2,860

The change in the net carrying amount of intangible assets during the year ended December 31, 2004, is due primarily to amortization expense.

In accordance with SFAS No. 142, the company performs an impairment analysis on all of its long-lived and intangible assets on an annual basis and in certain other circumstances. For indefinite lived assets including perpetual licenses and goodwill, an independent valuation is performed annually to determine if any impairment has occurred. An independent valuation test as of September 30, 2004, and September 30, 2003, did not result in any impairment.

The net carrying value of goodwill and other intangible assets as of December 31, 2004 by segment consists of the following:

	Net Amount Allocated by Segment
(Amounts in thousands)	Slot and Table Games	Product Sales	Corporate	Total
Goodwill	$2,471	$389	$—	$2,860
Indefinite life intangible asset (perpetual license)	50,533		—	50,533
Definite life intangible assets (detail below)	2,277	270	1,073	3,620

Total	$55,281	$659	$1,073	$57,013

The net carrying value of goodwill and other intangible assets for the systems business segment as of December 31, 2004 was $0.

The net carrying value of goodwill ($2.9 million) as of December 31, 2004 is included in the geographic operations of North America ($2.5 million) and Australia / Asia ($0.4 million).

Definite life intangible assets as of December 31, 2004, subject to amortization, are comprised of the following:

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patent and trademark rights	$10,461	$(7,908)	$2,553
Covenants not to compete	377	(377)	0
Software development costs	2,154	(1,452)	702
License fees	250	(155)	95
Proprietary property rights / other	834	(564)	270

Total	$14,076	$(10,456)	$3,620

Amortization expense for definite life intangible assets was approximately $1.6 million, $2.4 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

(Amounts in thousands)
2005	1,510
2006	1,220
2007	321
2008	149
Thereafter	419

Total	$3,619

7. Accrued Liabilities

Accrued liabilities at December 31, 2004 and 2003 consist of the following:

(Amounts in thousands)	2004	2003
Payroll and related costs	$3,048	$2,862
Income taxes	2,614	2,596
Interest	1,324	1,333
Royalties	1,341	641
Restructuring and severance expense	574	703
Other	1,096	561

Total	$9,997	$8,696

8. Other Expense / Asset Write-Downs

Year ended December 31, 2004

Other expenses and asset write downs for 2004 includes approximately $0.6 million of employee severance costs associated with the separation of the Company’s former CFO and other staff.

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

A severance expense caption for the year ended December 31, 2002 was recorded for the separation and post-employment agreements of the Company’s former CEO, CFO and another officer. Including severance and other provisions of the agreements, the total charge was approximately $4.8 million of which $2.0 million was paid to these individuals during the year ended December 31, 2002. Approximately $0.6 million of the severance expense was applied by the former CEO and CFO to repay outstanding loans and advances owed to the Company. In March 2003, the Company paid its former CEO all remaining amounts owed him totaling $1.4 million in conjunction with his retirement as Chairman of the Board of Directors. Severance expense totaling approximately $1.8 million has been paid to these individuals during the year ended December 31, 2003. From January 2003 through August 2006, the Company’s is required to pay approximately $0.2 million annually. At December 31, 2004, approximately $0.2 million of these expenses remained unpaid.

9. Debt and Capital Leases

Long-term debt and capital leases at December 31, 2004 and 2003 consists of the following:

(Amounts in thousands)	2004	2003
11.875% Senior Secured Notes due August 15, 2008, net of unamortized discount of $1,898 and $2,412	$63,105	$62,588
Capital leases secured by transportation, gaming and manufacturing equipment, interest rates between 4.1% and 13.19% and due through 2006. the related capitalized cost for these leases is $1,017 and $1,937	62	644
Unsecured promissory note to TAB, Ltd. bearing interest at 5%, principal and interest due June 30, 2005	284	284
Notes payable secured by transportation and office equipment, interest rates between 0% to 12% due through 2004	87	121
Other	—	79

Total	63,538	63,716
Less: current portion	(368)	(727)

Long-term portion	$63,170	$62,989

The following is the long - term debt maturity schedule:

(Amounts in thousands)
2005	$368
2006	65
2007	—
2008	—
2009	65,000

Total	$65,433

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

In February 2002, the Company completed the acquisition of a $17.5 million working capital revolving line of credit facility (the “Facility”) with Foothill Capital Corporation (“Foothill”). During 2003, the working capital facility was amended to reduce the available capacity of the facility to $12.5 million. Once we have achieved annual EBITDA of $20.0 million for three consecutive quarters, the capacity of the facility will revert to the entire $17.5 million.

As of December 31, 2003, the Company was not in compliance with its covenant to maintain minimum amounts of annual EBITDA of $20.0 million for the twelve months ended December 31, 2003. Foothill and the Company have executed amendments, which reduce the annual EBITDA requirement to $8,000,000 for each of the 12-month periods ending December 31, 2003 and September 30, 2004, respectively. As of December 31, 2004, the Company was in compliance with the EBITDA requirements, as amendments. No amounts were drawn on the Facility as of December 31, 2004.

Prior to the expiration date of the Facility (February 15, 2005), Foothill and the Company entered into an agreement to extend the maturity date, under the same terms and conditions, until August 15, 2005.

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

On August 22, 2001, the Company completed the private placement of $105.0 million of its 11.875% Senior Secured Notes (“Notes”) due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. Interest payments are due on May 1 and November 1 until 2008. The Notes are secured by a security interest in certain of the Company’s assets and certain assets of its subsidiaries. On or after August 15, 2005, the Company will have the right to redeem all or some of the Notes at a price that will decrease over time from 105.938% of the principal amount in 2005 to 100.0% of the principal amount in 2007, plus accrued and unpaid interest. The Notes include a covenant whereby the Company may only purchase additional slot machines if it maintains $5.0 million of available liquidity, as defined. The Company is in compliance with this covenant as of December 31, 2004.

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

10. Commitments and Contingencies

We lease certain of our facilities and equipment under various agreements for periods through the year 2017. The following schedule shows the future minimum rental payments required under these operating leases, which have initial or remaining non—cancelable lease terms in excess of one year as of December 31, 2004:

(Amounts in thousands)	Minimum Payments	Sublease Rentals	Net Minimum Payments
2005	2,770	(205)	2,565
2006	2,607	—	2,608
2007	2,224		2,224
2008	2,134		2,134
2009	1,698	—	1,698
Thereafter	4,673	—	4,673

Total	$16,106	$(205)	$15,902

Rent expense, net of sublease rentals, was $3.9 million, $8.6 million and $8.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

In August 2004, the Company signed a five-year strategic partnership agreement with International Game Technology (“IGT”) to license segments of its patent portfolio of technology and to develop video slot games based on Mikohn content. The new games will be developed on IGT’s game platform and distributed by Mikohn. IGT also licensed aspects of its intellectual property to the Company for its games as well as for certain joint development. Under this agreement, the Company is committed to purchase from IGT a minimum of 600 slot machines with our game content ported on them over the life of the agreement.

The Company was sued by Derek Webb and related plaintiffs in the U.S. District Court, Southern District of Mississippi, Jackson Division, in a case filed on December 27, 2002. The plaintiffs allege state law interference with business relations claims and federal antitrust violations and contend that the Company illegally restrained trade and attempted to monopolize the proprietary table game market in the United States. Plaintiffs seek monetary damages, penalties and attorneys’ fees in excess of several million dollars and injunctive relief. This matter is set for trial in October of 2005. The Company believes these allegations are without merit, and is defending the matter vigorously.

The Company filed suit against Charles H. McCrea, Jr on March 13, 2003 in State District Court, Clark County, Nevada to cause Mr. McCrea to repay a loan he received from the Company that had come due, including interest. McCrea counterclaimed on April 7, 2003, seeking damages in excess of $1,000,000 and the reinstatement of 265,000 incentive stock options. The Company expects a portion of this matter to proceed to arbitration in 2005. The Company believes the allegations raised in the counterclaim are without merit, and is defending the matter vigorously.

The Company was sued by Mark Spur and related plaintiffs in a case filed on March 23, 2003 in State District Court, Douglas County, Nevada. Plaintiffs alleged that the Company breached a contract related to its distribution of Spur’s Pai Gow Poker Table Game. Plaintiffs seek damages in excess of several million dollars. The Company expects that this matter will proceed to trial in 2005, although a trial date has not yet been set. The Company is defending this matter vigorously.

The Company is involved in other routine litigation, including bankruptcies of debtors, collection efforts, disputes with former employees and other matters in the ordinary course of our business operations. The Company knows of no matter, pending or threatened that we believe will or might have a material adverse impact on the business or operations.

11. Income Taxes

The (provision) / benefit for income taxes for the years ended December 31, 2004, 2003 and 2002 consist of:

(Amounts in thousands)	2004	2003	2002
Current	$65	$13	$(456)
Deferred	—	—	—

Total provision	$65	$13	$(456)

Continuing operations	$65	$13	$(1,480)
Discontinued operations	—	—	1,024

Total provision	$65	$13	$(456)

The (provision) / benefit for income taxes for the years ended December 31, 2004, 2003 and 2002 differs from the amount computed at the federal income tax statutory rate as a result of the following:

(Amounts in thousands)	2004	%	2003	%	2002	%
Amounts at statutory rate	$(68)	(35.0)%	$11,980	35.0%	$13,266	35.0%
Adjustments:
Foreign subsidiaries tax, net	55	28.3%
State income tax and other	60	31.0%	183	0.5%	(15)	0.0%
Non-deductible expenses	285	146.7%	(55)	(0.2)%	(120)	(0.3)%
Valuation allowance	(267)	(137.6)%	(12,095)	(35.3)%	(13,587)	(35.9)%

Total benefit / (provision)	$65	33.4%	$13		$(456)	(1.2)%

The components of the net deferred tax liability at December 31, 2004 and 2003 consist of the following:

(Amounts in thousands)	2004	2003
Deferred tax assets:
Current:
Inventory book / tax differences	$976	$2,903
Prepaid expenses and other	8,306	1,291
Valuation allowance	(5,969)	(881)

Subtotal	3,313	3,313

	2004	2003
Noncurrent:
Deferred revenue	$1,085	$301
Tax credits	1,630	1,388
Intangible assets	3,928	4,052
Net operating loss carryforward	25,028	30,648
Valuation allowance	(28,833)	(33,654)

Subtotal	2,838	2,735

Total deferred tax assets	6,151	6,048

(Amounts in thousands)	2004	2003
Deferred tax liabilities:
Current:	—	—
Noncurrent:
Perpetual license	18,293	18,293
Sale leaseback	353	182
Property and equipment and other	306	374

Subtotal	18,952	18,849

Total deferred tax liabilities	18,952	18,849

Net deferred tax liability	$12,801	$12,801

At December 31, 2004, the Company had federal net operating loss carryforwards of approximately $87.2 million, which will begin to expire after the year ended December 31, 2018. The Company also had General Business and AMT tax credit carryforwards of approximately $1.3 million and $0.3 million, respectively. At December 31, 2004, a valuation allowance was recorded to reduce the deferred tax asset because the management believes that the recognition of the tax benefit could not be assured. Under Federal Tax Law IRC Section 382, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards.

We have not recorded U.S. income tax expense for foreign earnings that we have declared as indefinitely reinvested offshore. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities.

12. Earnings Per Share

The following table provides a reconciliation of basic and diluted loss per share for the years ended December 31, 2004, 2003 and 2002:

(Amounts in thousands except per share amounts)	2004	2003	2002
Net loss	$259	$(34,216)	$(37,903)

Weighted average shares outstanding	21,884	14,689	12,843
Dilutive stock options outstanding	475	—	—

Weighted average and potential shares outstanding	22,359	14,689	12,843

Basic loss per share	$0.01	$(2.33)	$(2.95)

Diluted loss per share	$0.01	$(2.33)	$(2.95)

Dilutive stock options of approximately 181,000 and 243,000 for the years ended December 31, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

13. Benefit Plans

The Company adopted a savings plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees who are not covered by a collective bargaining unit. The Company’s matching contributions for 2004, 2003 and 2002 were approximately $0.2 million, $0.1 million and $0.2 million, respectively.

14. Stock-Based Compensation Plans

In 1993, the Company adopted, and in 1996, 1997, 1999, 2003 and 2004 amended, (i) a Stock Option Plan under which non-qualified and incentive stock options (as defined by the Internal Revenue Code) to purchase up to 4.0 million shares of the Company’s Common Stock which may be issued to officers, directors (other than non-employee directors), employees, consultants, advisers, independent contractors and agents and (ii) a Director Plan under which stock options to purchase up to 0.5 million shares of the Company’s Common Stock which may be issued only to non-employee directors. Generally, options have been granted at the fair market value on the date of grant and typically become exercisable at the rate of 20% of the options granted on each of the first through the fifth anniversaries of the date of the grant. Furthermore, options are normally granted with a term of ten years. The Company accounts for these plans under Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, under which no compensation cost has been recognized.

A summary of the status of the Company’s stock option plans at December 31, 2004, 2003 and 2002 and changes during the years then ended is presented in the table below:

	2004		2003		2002
(Amounts in thousand Except per option amounts)	Options	Wtd. Ave Exercise Price	Options	Wtd. Ave Exercise Price	Options	Wtd. Ave Exercise Price
Director Plan:
Options beginning of year	317	$5.26	257	$5.70	275	$5.78
Granted	154	4.50	65	4.46	55	5.93
Exercised	—		—		—
Cancelled	(1)	9.25	(5)	17.25	(73)	6.17

Options, end of year	470	5.00	317	5.26	257	5.70

Exercisable at end of year	267	5.32	200	5.42	157	5.46

Weighted average fair value of Options granted during the year		$3.23		$3.07		$4.30

Employee Plan:
Options beginning of year	1,732	$3.92	2,068	$4.82	1,890	$5.57
Granted	1,209	5.14	388	4.02	468	5.69
Exercised	(436)	4.12	(338)	4.13	(42)	4.83
Cancelled	(213)	5.08	(386)	4.70	(248)	4.68

Options, end of year	2,292	4.42	1,732	4.80	2,068	4.82

Exercisable at end of year	675	5.25	947	5.09	1,407	4.82

Weighted average fair value of Options granted during the year		$3.63		$2.84		$4.14

The following table summarizes information concerning options outstanding and options exercisable as of December 31, 2004:

(Amounts in thousands except per option amounts)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Director Plan:
$2.75 - $4.06	39	4.2	$2.98	39	$2.98
$4.37 - $5.50	360	7.9	4.81	157	5.07
$7.25 - $9.25	71	4.6	7.07	71	7.07

	470			267

Employee Plan:
$3.00 - $4.50	614	7.2	$4.00	249	$3.88
$4.56 - $6.75	1,367	8.4	5.01	244	4.91
$6.87 - $10.00	311	6.54	7.37	182	7.34

	2,292			675

Along with the above-discussed stock option plans, the Company may from time to time grant stock warrants to various licensors as well as other individuals with whom the Company does business. From 1998 to 2000, the Company entered into various licensing agreements with Hasbro, Inc. and Hasbro International, Inc. (together, “Hasbro”) which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Battleship®, Clue® and Trivial Pursuit®. In exchange for these license agreements, the Company granted Hasbro warrants to purchase up to 125,000 shares of the Company’s common stock for each license at an average exercise price of $6.20 per share. As of December 31, 2003, all 625,000 of these warrants are vested. In addition, the Company entered into a licensing agreement with Ripley Entertainment which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademark for Ripley’s Believe It® or Not!®, in exchange for which the Company granted Ripley’s Entertainment to purchase up to 35,000 shares of the Company’s common stock at an exercise price of $7.63 per share. At December 31, 2004, warrants to purchase 660,000 shares of the Company’s common stock were issued and vested.

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

At December 31, 2004, net accounts and installment sales receivable by region, as a percentage of total receivables, were as follows:

	Accounts Receivable	Installment Receivable	Total
Domestic region	66.9%	19.8%	86.7%
International region:
Australia / Asia	4.1	—	4.1
Europe	9.2	—	9.2
Other international	—	—	—

Total international	13.3	—	13.3

Total	80.2%	19.8%	100.0%

16. Guarantor Financial Statements

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

CONSOLIDATING CONDENSED BALANCE SHEETS

(Amounts in thousands)	December 31, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$7,532	$1	$4,772	$—	$12,305
Accounts receivable, net	12,126	2,259	2,377	—	16,762
Inventories, net	5,710	2,676	1,890	—	10,276
Intercompany transactions	5,624	3,034	—	(8,658)	—
Other current assets	2,536	3,081	268	—	5,885

Total current assets	33,528	11,051	9,307	(8,658)	45,228

Property and equipment, net	4,498	4,847	630	—	9,975
Intangible assets	51,294	5,329	390	—	57,013
Investments in subsidiaries	14,764	—	—	(14,764)	—
Other assets	5,032	272	—	—	5,304

Total assets	$109,116	$21,499	$10,327	$(23,422)	$117,520

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$19,695	$4,463	$1,867	$—	$26,025
Intercompany transactions	—	—	8,657	(8,657)	—

Total current liabilities	19,695	4,463	10,524	(8,657)	26,025

Long-term debt, net	63,108	—	62	—	63,170
Other liabilities, long term	1,970	—	—	—	1,970
Deferred tax liability	14,102	2,012	—	—	16,114
Stockholders’ equity (deficit)	10,241	15,024	(259)	(14,765)	10,241

Total liabilities and stockholders’ equity (deficit)	$109,116	$21,499	$10,327	$(23,422)	$117,520

CONSOLIDATING CONDENSED BALANCE SHEETS

(Amounts in thousands)	December 31, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$6,011	$1	$2,671	$—	$8,683
Accounts receivable, net	6,419	2,953	2,627	—	11,998
Inventories, net	3,643	988	1,627	—	6,258
Intercompany transactions	21,180	—	—	(21,180)	—
Other current assets	2,539	3,001	270	—	5,811

Total current assets	39,792	6,943	7,195	(21,180)	32,750

Property and equipment, net	5,384	5,893	592	—	11,869
Intangible assets	52,627	5,350	389	—	58,366
Investments in subsidiaries	142	—	—	(142)	—
Other assets	5,004	1,183	—	—	6,187

Total assets	$102,949	$19,369	$8,176	$(21,322)	$109,172

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$15,486	$1,720	$2,401	$—	$19,607
Intercompany transactions	—	15,050	6,130	(21,180)	—

Total current liabilities	15,486	16,770	8,531	(21,180)	19,607

Long-term debt, net	62,900	28	61	—	62,989
Other liabilities, long term	3,073	—	—	—	3,073
Deferred tax liability	14,101	2,013	—	—	16,114
Stockholders’ equity (deficit)	7,389	558	(416)	(142)	7,389

Total liabilities and stockholders’ equity (deficit)	$102,949	$19,369	$8,176	$(21,322)	$109,172

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)	Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$58,255	$26,987	$13,616	$(2,484)	$96,374
Cost of sales	26,882	10,150	8,334	(2,484)	42,882
Selling, general and admin. expenses	29,125	8,681	5,439	—	43,245
Other expense / asset write-downs	564	—	—	—	564

Operating income (loss)	1,684	8,156	(157)	—	9,683

Equity in earnings of subsidiaries	8,169	—	—	(8,169)	—
Interest expense	(9,640)	(35)	(9)	—	(9,684)
Other income, net and (expense)	55	(1)	141	—	195

Income (loss) from continuing operations before income taxes	268	8,120	(25)	(8,169)	194

Income tax (provision) benefit	(9)	—	74	—	65

Net income (loss)	$259	$8,120	$49	$(8,169)	$259

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)	Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$48,523	$29,263	$15,711	$(1,694)	$91,803
Cost of sales	22,549	15,713	10,281	(1,694)	46,849
Selling, general and admin expenses	22,536	21,493	5,586	—	49,615
Other expense/asset write-downs	2,664	2,742	401	—	5,807

Operating income (loss)	774	(10,685)	(557)	—	(10,468)

Equity in earnings of subsidiaries	(11,442)	—	—	11,442	—
Interest expense	(13,986)	(132)	(206)	—	(14,324)
Loss on early retirement of debt	(9,524)	—	—	—	(9,524)
Other income, net	(28)	(72)	187	—	87

Income (loss) before income taxes	(34,206)	(10,889)	(576)	11,442	(34,229)
Income tax (provision) benefit	(10)	—	23	—	13

Net income (loss)	$(34,216)	$(10,889)	$(553)	$11,442	$(34,216)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)	Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$60,070	$41,037	$18,186	$(9,922)	$109,371
Cost of sales	30,000	21,969	13,818	(7,196)	58,591
Selling, general and admin expenses	27,768	21,329	4,150	—	53,247
Other expense / asset write-downs	12,237	4,131	285	—	16,653

Operating loss	(9,935)	(6,392)	(67)	(2,726)	(19,120)

Equity in earnings of subsidiaries	(10,419)	—	—	10,419	—
Interest expense	(15,036)	(282)	(371)	—	(15,689)
Other income, net and (expense)	269	(231)	337	—	375

Income (loss) from continuing operations before income taxes	(35,121)	(6,905)	(101)	7,693	(34,434)

Income tax (provision) benefit	(2,782)	1,308	(6)	—	(1,480)

Income (loss) from continuing operations	(37,903)	(5,597)	(107)	7,693	(35,914)

Loss from discontinued operations, net of income tax benefit	—	(1,989)	—	—	(1,989)

Net income (loss)	$(37,903)	$(7,586)	$(107)	$7,693	$(37,903)

CONSOLIDATING CONDENSED CASH FLOW STATEMENTS

(Amounts in thousands)	For the Twelve Months Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$3,115	$3,156	$2,475	$—	$8,746

Cash flows from investing activities:
Purchase of property and equipment	(475)	(168)	(149)	—	(792)
Purchase of inventory leased to others	(2,067)	(2,902)	(128)	—	(5,097)
Proceeds from sale of equipment	127	(58)	—	—	69
Other investing activities	(245)	—	—	—	(245)

Net cash used in investing activities	(2,660)	(3,128)	(277)	—	(6,065)

Cash flows from financing activities:
Principal payments on long-term debt	(99)	—	(9)	—	(108)
Principal payments on deferred license	(535)	—	—	—	(535)
Proceeds from issuance of common stock	2,352	—	—	—	2,352
Principal payments on capital leases	(471)	(28)	(88)	—	(587)
Purchase of treasury stock	(181)	—	—	—	(181)

Net cash provided by (used in) financing activities	1,066	(28)	(97)	—	941

Increase in cash and cash equivalents	1,521	—	2,101	—	3,622
Cash and cash equivalents, beginning of period	6,011	1	2,671	—	8,683

Cash and cash equivalents, end of period	$7,532	$1	$4,772	$—	$12,305

CONSOLIDATING CONDENSED CASH FLOW STATEMENTS

(Amounts in thousands)	For the Twelve Months Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7,977)	$4,481	$1,660	$—	$(1,836)

Cash flows from investing activities:
Purchase of property and equipment	(1,225)	(3,205)	(812)	—	(5,242)
Proceeds from sale of equipment	7	6	—	—	13
Other investing activities	(150)	—	—	—	(150)

Net cash used in investing activities	(1,368)	(3,199)	(812)	—	(5,379)

Cash flows from financing activities:
Principal payments on long-term debt	(123)	—	—	—	(123)
Principal payments on capital leases	(224)	(1,267)	(22)	—	(1,513)
Principal payments on deferred license fees	(493)	—	—	—	(493)
Proceeds from issuance of common stock and warrants	1,752	—	—	—	1,752

Net cash provided by (used) in financing activities	912	(1,267)	(22)	—	(377)

Increase (decrease) in cash and cash equivalents	(8,433)	15	826	—	(7,592)
Cash and cash equivalents, beginning of period	14,444	(14)	1,845	—	16,275

Cash and cash equivalents, end of period	$6,011	$1	$2,671	$—	$8,683

CONSOLIDATING CONDENSED CASH FLOW STATEMENTS

(Amounts in thousands)	For the Twelve Months Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1,090	$2,842	$1,136	$—	$5,068

Cash flows from investing activities:
Purchase of property and equipment	(1,183)	(3,800)	(305)	—	(5,288)
Proceeds from sale of equipment	1,772	—	—	—	1,772
Cash provided by discontinued operations	—	2,592	—	—	2,592
Other investing activities	(990)	—	—	—	(990)

Net cash used in investing activities	(401)	(1,208)	(305)	—	(1,914)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	54	—	54
Principal payments on long-term debt	(211)	—	(73)	—	(284)
Principal payments on capital leases	(696)	(1,463)	(4)	—	(2,163)
Principal payments on deferred license fees	(439)	—	—	—	(439)
Proceeds from issuance of common stock and warrants	742	—	—	—	742
Proceeds from notes receivable-stockholders	228	—	—	—	228
Purchase of treasury stock	(223)	—	—	—	(223)

Net cash used in financing activities	(599)	(1,463)	(23)	—	(2,085)

Increase in cash and cash equivalents	90	171	808	—	1,069
Cash and cash equivalents, beginning of period	14,354	(185)	1,037	—	15,206

Cash and cash equivalents, end of period	$14,444	$(14)	$1,845	$—	$16,275

17. Segment Reporting

The Company’s business consists of three reportable segments: (i) slot and table games, (ii) product sales and (iii) systems. The slot and table games business segment includes the development, licensing and distribution of proprietary slot and table games. Revenues are derived from leases, revenue sharing arrangements, royalty and license fee arrangements with casinos and gaming suppliers. The Company’s product sales business segment includes interior casino signage and electronic components used in progressive jackpot systems, and gaming machines. The systems business segment sells or leases electronic player tracking and slot machine and table game monitoring systems. The accounting policies of the segments are the same as those described in Note 1 - Description of Business and Summary of Significant Accounting Policies. All inter-segment transactions have been eliminated.

With respect to the current segments, the Company evaluates performance and allocates resources based upon profit or loss from operations before income taxes. Certain operating expenses, which are separately managed at the corporate level, are not allocated to the business segments. These unallocated costs include primarily the costs associated with executive administration, finance, human resources, legal, general marketing and information systems. The depreciation and amortization expense of identifiable assets not allocated to the business segments are also included in these costs.

In 2003, the Company re-aligned its reportable segments as a result of changes to its operations. Prior to 2003, reportable segments included gaming operations and product sales. Segment data for 2002 has been restated to conform to the current period presentation. In September 2002 the Company completed the sale of its 50% interest in the Latin American subsidiary. Prior to the sale, the equity in earnings from the Latin American subsidiary was included in revenues.

In December 2004, the Company announced its intent to focus the business on game content and technology and completed several strategic transactions immediately following this decision (see Note 1 – Acquisitions / Divestitures). The Company will revise its business segment reporting in 2005 as a result of the realignment of the business.

Business segment information for the years ended December 31, 2004, 2003 and 2002 consists of:

(Amounts in thousands)	2004	2003	2002
Business Segments:
Revenue:
Slot and table games	$40,560	$40,932	$50,443
Product sales	40,763	36,919	49,556
Systems	15,051	13,952	9,372

Total	$96,374	$91,803	$109,371

Operating income (loss):
Slot and table games	$14,701	$(1,373)	$4,815
Product sales	9,600	2,073	(4,117)
Systems	4,738	1,403	(730)
Corporate	(19,356)	(12,571)	(19,088)

Total	$9,683	$(10,468)	$(19,120)

Depreciation and Amortization:
Slot and table games	$6,439	$10,677	$8,188
Product sales	593	783	879
Systems	82	121	114
Corporate	1,794	2,733	3,320

Total	$8,908	$14,314	$12,501

Total Assets:
Slot and table games	$71,787	$72,840	$85,572
Product sales	17,752	15,238	24,938
Systems	4,772	1,890	839
Corporate	23,209	19,204	30,644

Total	$117,520	$109,172	$141,993

Capital expenditures / purchase of leased inventories:
Slot and table games	$5,097	$4,200	$4,330
Product sales	379	752	402
Systems	—	—	67
Corporate	413	290	489

Total	$5,889	$5,242	$5,288

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the years ended December 31, 2004, 2003 and 2002 consists of:

(Amounts in thousands)	2004	2003	2002
Geographic Operations:
Revenue:
North America	$83,008	$76,091	$91,186
Australia	4,453	5,861	8,703
Europe	8,913	9,851	9,498
South America	—	—	(16)

Total	$96,374	$91,803	$109,371

Operating income (loss):
North America	$9,841	$(9,747)	$(19,052)
Australia	(123)	(450)	(373)
Europe	(35)	(271)	321
South America	—	—	(16)

Total	$9,683	$(10,468)	$(19,120)

Depreciation and amortization:
North America	$8,700	$14,117	$12,357
Australia	71	70	61
Europe	137	127	83
South America	—	—	—

Total	$8,908	$14,314	$12,501

Assets:
North America	$107,215	$100,996	$133,576
Australia	5,855	4,205	4,377
Europe	4,450	3,971	4,040
South America	—	—	—

Total	$117,520	$109,172	$141,993

Capital expenditures / purchase of leased inventories:
North America	$5,610	$4,993	$4,984
Australia	166	167	86
Europe	113	82	218
South America	—	—	—

Total	$5,889	$5,242	$5,288

18. Recently Issued Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for our fiscal year beginning on January 1, 2006. We believe that the adoption of this amendment will not have a material impact to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Beginning with our quarterly period that begins July 1, 2005, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. While we have not yet completed our evaluation of this statement, we expect that the adoption of this statement will have a material impact to our results of operations.

QUARTERLY RESULTS OF OPERATIONS (unaudited)

(Amounts in thousands)	1 ST	2 ND	3 RD	4 TH
Revenues:
2004	$21,129	$23,288	$25,680	$26,278

2003	$24,512	$25,157	$22,180	$19,954

Operating costs and expenses:
2004	$21,027	$21,787	$21,759	$22,117

2003	$25,585	$23,889	$22,593	$30,204

Operating income (loss):
2004	$102	$1,501	$3,921	$4,161

2003	$(1,073)	$1,268	$(413)	$(10,250)

Net income (loss):
2004	$(2,353)	$(948)	$1,589	$1,970

2003	$(5,046)	$(2,388)	$(4,245)	$(22,538)

Weighted average shares outstanding:
Basic -
2004	21,731	21,768	21,830	21,878

2003	12,877	12,910	13,129	19,784

Diluted -
2004	21,731	21,768	22,006	23,601

2003	12,877	12,910	13,129	19,784

Basic and diluted earnings (loss) per share:
2004	$(0.11)	$(0.04)	$0.07	$0.09

2003	$(0.39)	$(0.18)	$(0.32)	$(1.14)

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be in the Company’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation by the Exchange Act Rules 13a-15 and 15d-15, there were changes made to enhance our internal controls over financial reporting that occurred during the quarter ended December 31, 2004. The changes in internal control have not materially affected, or are not reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for evaluating, establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Management recognizes its responsibility for establishing and maintaining a strong ethical climate so that the Company’s affairs are conducted according to the highest standards of personal and corporate conduct.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company

•	Provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors.

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements; and

•	Provide reasonable assurance as to the detection of fraud

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. The Company’s processes contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessments, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

BDO Seidman LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mikohn Gaming Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Mikohn Gaming Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express and opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholder’s equity / (deficit) and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2004 and our report dated February 22, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP

Los Angeles, California
February 22, 2005

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

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Repurchases of Equity Securities” above in this Annual Report.

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Except as set forth above, the information required by Items 10 through 14 is set forth under the captions “Election of Directors,” “Management,” “Executive Compensation,” “Principal Stockholders” and “Certain Transactions” in Mikohn Gaming Corporation’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which sections are incorporated herein by reference as if set forth in full.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. and 2. Financial Statements and Schedules

The financial statements and schedules filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.

(3) Exhibits required by Securities and Exchange Commission Regulation S-K:

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2005, by and among Mikohn Gaming Corporation, d/b/a Progressive Gaming International Corporation, Viking Acquisition Sub, Inc., Viking Merger Subsidiary, LLC and VirtGame Corp., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 23, 2005.

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.3	Certificate of Designation, Rights, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, incorporated by reference to Exhibit A of Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000.

4.1	Rights Agreement dated as of June 14, 1999 between the Registrant and U.S. Stock Transfer Corporation, as the Rights Agent, incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000.

4.2	Form of Warrant, dated October 22, 2003, incorporated by reference to Exhibit 4.2 of the Company’s registration statement on Form S-3 dated January 9, 2004

4.3	Warrant Agreement, dated August 22, 2001, by and among the Registrant and Firstar Bank, N.A., incorporated by reference to Exhibit 4.6 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.4	Indenture, dated as of August 22, 2001, by and among the Registrant, Firstar Bank, N.A. and the Guarantors, incorporated by reference to Exhibit 4.8 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.5	Guarantee, dated August 22, 2001, by and among the Guarantors named therein, incorporated by reference to Exhibit 4.9 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.6	Pledge and Security Agreement, dated August 22, 2001, by and among the Registrant, Firstar Bank, N.A. and the Guarantors named therein, incorporated by reference to Exhibit 4.10 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.7	Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated as of August 22, 2001, by and among the Registrant, Stewart Title of Nevada and Firstar Bank, N.A., incorporated by reference to Exhibit 4.11 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.8	Trademark Security Agreement, dated as of August 22, 2001, by and between the Registrant and Firstar Bank, N.A., incorporated by reference to Exhibit 4.12 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.9	Patent Security Agreement, dated as of August 22, 2001, by and between the Registrant and Firstar Bank, N.A., incorporated by reference to Exhibit 4.13 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.10	Copyright Security Agreement, dated as of August 22, 2001, by and between the Registrant and Firstar Bank, N.A., incorporated by reference to Exhibit 4.14 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

*10.1	Mikohn Gaming Corporation Stock Option Plan, as amended, incorporated by reference to the Definitive Proxy Statement filed on July 19, 2004.

*10.2	Mikohn Gaming Corporation Director Stock Option Plan, as amended, incorporated by reference to the Definitive Proxy Statement filed on July 19, 2004.

*10.3.	Mikohn Gaming Corporation Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed on August 14, 2003.

*10.4	Mikohn Gaming Corporation New Hire Equity Incentive Plan, incorporated by reference to Exhibit 99.1 of the Company’s Current Report Form 8-K filed on February 17, 2005.

*10.5	Amended and Restated Employment Agreement dated as of January 1, 2005. between the Company and Russel H. McMeekin, incorporated by reference to Exhibit 99.2 of the Company’s Current Report Form 8-K filed on February 17, 2005.

*10.6	Amended and Restated Employment agreement dated August 10, 2004, between the Company and Michael Dreitzer, incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.7	Amended and Restated Employment agreement dated August 10, 2004 between the Company and Michael A. Sicuro, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.8	Amended and Restated Employment agreement dated August 10, 2004 between the Company and Robert A. Parente, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.9	Form of Indemnification Agreement between the Company and its directors and executive officers, incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

10.10	Registration Rights Agreement dated October 22, 2003, by and among the Company and the parties named therein incorporated by reference to Exhibit 10.26 of the Company’s registration statement on Form S-3 dated January 9, 2004.

10.11	Secured Promissory Note, dated February 19, 2005, executed by VirtGame Corp. in favor of Mikohn Gaming Corporation, d/b/a Progressive Gaming International Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 23, 2005.

10.12	Registrant’s 2004 Incentive Compensation Plan, a description of which is incorporated by reference to the description set forth in the Company’s Current Report on Form 8-K filed on March 7, 2005.

10.13	Registrant’s 2005 Incentive Compensation Plan, a description of which is incorporated by reference to the description set forth in the Company’s Current Report on Form 8-K filed on March 7, 2005.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

21.1	Subsidiaries.

23.1	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensation plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKOHN GAMING CORPORATION

March 15, 2005	by:	/s/ / MICHAEL A. SICURO
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

Signature	Title	Date

/s/ RUSSEL H. MCMEEKIN.	Chief Executive Officer (Principal Executive Officer)	March 15, 2005
Russel H. McMeekin

/s/ MICHAEL A. SICURO	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005
Michael A. Sicuro

/s/ PETER G.BOYNTON	Chairman of the Board	March 15, 2005
Peter G. Boynton

/s/ TERRANCE W. OLIVER	Director	March 15, 2005
Terrance W. Oliver

/s/ RICK L. SMITH	Director	March 15, 2005
Rick L. Smith

/s/ JAMES E. MEYER	Director	March 15, 2005
James E. Meyer

/s/ DOUGLAS M. TODOROFF	Director	March 15, 2005
Douglas M. Todoroff