Form 10-Q
period 2005-03-31
MIKOHN GAMING CORP
filed 2005-05-10
CIK 912241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

22,952,982	as of April 29, 2005
(Amount Outstanding)	(Date)

MIKOHN GAMING CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. –	Consolidated Financial Statements

MIKOHN GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,552	$12,305
Accounts receivable, net of allowance for doubtful accounts of $675 and $900	14,370	14,300
Contract sales receivable, net of allowance for doubtful accounts of $1,529 and $1,529	5,178	2,462
Inventories, net of reserves of $1,351 and $1,332	11,778	10,276
Prepaid expenses	4,836	2,572
Deferred tax asset	3,313	3,313

Total current assets	46,027	45,228

Property and equipment, net	9,156	9,975
Intangible assets, net	54,179	54,153
Goodwill	5,596	2,860
Other assets	4,778	5,304

Total assets	$119,736	$117,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$10,165	$9,832
Customer deposits	3,018	3,047
Current portion of long-term debt and notes payable	309	368
Accrued liabilities	9,979	9,997
Deferred revenues and license fees	2,676	2,781

Total current liabilities	26,147	26,025

Long-term debt and notes payable, net of unamortized discount of $1,766 and $1,895	63,314	63,170
Other long-term liabilities	948	1,971
Deferred tax liability	16,114	16,114

Total liabilities	106,523	107,280

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized 23,084,108 and 22,148,149 shares issued and outstanding	2,308	2,250
Additional paid-in capital	119,295	116,932
Other comprehensive loss	(550)	(145)
Accumulated deficit	(106,947)	(107,904)

Subtotal	14,106	11,133
Less treasury stock, 217,698 shares, at cost	(893)	(893)

Total stockholders’ equity	13,213	10,240

Total liabilities and stockholders’ equity	$119,736	$117,520

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Slot and table games	$9,978	$9,525
Product sales	9,173	9,089
Systems	3,757	2,515

Total revenues	22,908	21,129

Cost of revenues:
Slot and table games	3,440	2,936
Product sales	5,027	5,325
Systems	1,874	1,481

Total cost of revenues	10,341	9,742

Gross profit	12,567	11,387

Selling, general and administrative expense	5,991	6,389
Slot rent expense	—	822
Research and development	1,767	1,530
Depreciation and amortization	1,548	2,544

	9,306	11,285

Operating income	3,261	102

Interest expense	(2,304)	(2,480)
Other income, net	—	25

Income (loss) before income tax provision	957	(2,353)

Income tax provision	—	—

Net income (loss)	$957	$(2,353)

Weighted average common shares:
Basic	22,567	21,731

Diluted	25,491	21,731

Basic and diluted earnings (loss) per share:
Net earnings (loss) per share	$0.04	$(0.11)

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$957	$(2,353)

Other comprehensive income:
Foreign currency translation gain (loss)	(405)	158

Comprehensive income (loss)	$552	$(2,195)

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$957	$(2,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,145	2,055
Amortization	403	489
Provision for bad debts	(131)	88
Provision for obsolete inventory	132	—
Amortization of debt discount and debt issue costs	362	394
Loss on disposition of assets	20	30
Other	134	50
Changes in assets and liabilities:
Accounts receivable	61	(215)
Notes and installment sales receivable	(2,395)	103
Inventories	(2,027)	(625)
Other assets	(2,293)	(1,084)
Trade accounts payable	332	(2,311)
Accrued expenses	(17)	3,409
Other liabilities	(1,158)	689

Net cash provided by operating activities	(4,475)	719

Cash flows from investing activities:
Purchase of property and equipment	(186)	(245)
Purchase of inventory leased to others	(170)	(247)
Increase in intangible assets	(3,164)	—

Net cash used in investing activities	(3,520)	(492)

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	(10)	(4)
Principal payments on capital leases	(34)	(172)
Principal payments of deferred license fees	—	(129)
Proceeds from issuance of common stock	2,286	128

Net cash used in financing activities	2,242	(177)

Increase (decrease) in cash and cash equivalents	(5,753)	50

Cash and cash equivalents, beginning of period	12,305	8,683

Cash and cash equivalents, end of period	$6,552	$8,733

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$61	$39

Federal and state income taxes	$40	$13

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. Unless indicated otherwise, “Mikohn,” the “Company,” “we,” “us” and “our” refer to Mikohn Gaming Corporation. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at March 31, 2005, and the results of its operations and cash flows for the three months ended March 31, 2005. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

Certain items reported in the prior year have been reclassified to follow the Company’s current reporting practice. Additionally, all intercompany activities have been eliminated.

Amounts disclosed in the accompanying footnote tables are shown in thousands except per share amounts, while amounts included in text are disclosed in actual amounts.

2.	ACQUISITIONS / DIVESTITURES

In December 2004, the Company entered into two strategic transactions to enhance its table games and table systems products. First, the Company acquired the table games management system, PitTrak®, including its existing customer base from Hotel Systems Pty, Ltd. of Sydney, Australia. PitTrak® has a similar functionality as the Company’s TableLink® product and provided the Company with an existing installed base of over 400 tables and access to sell its management solutions worldwide. The Company also purchased patents related to player card image based recognition (IBR) and licensed the exclusive rights (under certain other patents) to develop and distribute an IBR card recognition shoe. The Company intends to market and distribute the IBR card recognition shoe as part of our table games systems products beginning in 2005. These transactions were completed in January 2005.

In connection with our focus on games content and technology the Company has realigned its interior sign division through a private buy-out by the division’s employees effective in May 2005. The net proceeds of the divestiture will be approximately $11.0 million. The Company retained a minority interest in the sign business and as a result, will not present the reporting unit as a discontinued operation in accordance with Statement of Financial Accounting Standard (“SFAS”) 144 “Long Lived Assets and Assets to be Disposed Of”. The newly formed entity will retain the Mikohn brand. Accordingly, the Company filed ficticious name filings in all jurisdictions in which it does business to allow it to do business as Progressive Gaming International Corporation effective January 2005. In addition, the Company changed its NASDAQ ticker symbol to PGIC, effective January 5, 2005. The Company expects to change its legal name to Progressive Gaming International Corporation in 2005.

The Company also signed a definitive agreement in February 2005 to acquire VirtGame Corp. (VirtGame), a provider of open architecture gaming software primarily focused on the delivery of a central-server based slot games and centrally managed sports betting. The Company will issue 2.0 million shares of its common stock for all of the outstanding common stock, preferred stock, warrants and options of VirtGame, subject to certain adjustments as defined in the definitive agreement. The Company has also provided VirtGame with a secured credit facility of $2.5 million to fund their operations until the acquisition is complete. As of March 31, 2005, the Company advanced $1.4 million to VirtGame under this credit facility.

3.	SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company on occasion places its cash and cash equivalents in money market instruments with high quality institutions. At March 31, 2005, the Company did not have any deposits with high quality institutions in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

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

Intangible assets. Intangible assets, with definite and indefinite lives, consist of patent and trademark rights, goodwill, intellectual property rights, covenants not to compete, software costs, license fees and perpetual license. They are recorded at cost and are amortized, except goodwill and perpetual license, on a straight-line basis based on the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 3 to 15 years.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets, such as the Company’s perpetual license related to Caribbean Stud®, are no longer amortized but are subject to periodic impairment tests. Other intangible assets with definite lives, such as patents, software development costs, trademark and proprietary property rights and license and non-compete agreements continue to be amortized over their useful lives. Management monitors intangible assets for impairment on a periodic basis. On an annual basis, unless circumstances indicate impairment may have occurred between annual dates, management performs an impairment analysis of goodwill and its indefinite life intangible asset. On a quarterly basis, management reviews definite life intangible assets to determine if the carrying values of intangible assets are impaired. The purpose of these reviews is to identify any facts or circumstances, either internal or external, which may indicate that the carrying value of the assets may not be recoverable.

Deferred license fees. Shuffle Master, Inc. licensed certain of its intellectual property to Mikohn including rights under its coin sensing patents and multi-tiered game wagering patents. For these rights, Mikohn agreed to pay Shuffle Master future noncancellable royalties of approximately $0.6 million per year over five years ending in 2004.

Customer deposits and product sales recognition. Deposit liabilities represent amounts collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed.

Other assets. Other long term assets represent primarily unamortized loan fees related to the Senior Secured Notes of approximately $2.3 million and $2.5 million and security deposits for building and equipment leases of approximately $1.5 million and $1.7 million at March 31, 2005 and December 31, 2004, respectively.

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

Foreign subsidiaries report their financial results in U.S. dollars. Balance sheet amounts are reported using translation rates as of the balance sheet date. Statement of operations amounts are accumulated monthly and reported using the translation rate for the end of the month for each month in the reporting period.

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

Royalty and license fee arrangements are evidenced by a signed contract and are recognized when earned.

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

Stock-based compensation. At March 31, 2005, the Company had stock-based employee and director compensation plans. The Company accounts for those plans in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

(Amounts in thousands, except per share amounts)	Three months ended March 31,
	2005	2004
Net loss, as reported	$957	$(2,353)
Add: Stock-based compensation expense	0	49
Deduct: Total stock-based employee compensation expense determined under fair value method	(447)	(325)

Pro forma net loss	$510	$(2,629)

Loss per share:

As reported -
Basic	$0.04	$(0.11)

Diluted	$0.04	$(0.11)

Pro forma –
Basic	$0.02	$(0.12)

Diluted	$0.02	$(0.12)

Equity instruments issued to consultants and vendors. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18 - Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 - Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The Company has fully amortized all outstanding options issued to consultants. The number of uncancelled options issued to consultants at March 31, 2005 was approximately 97,500.

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

Software development capitalization. The Company previously capitalized costs related to the development of certain software products that meet the criteria under SFAS No. 86 – “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company did not capitalize any costs during the three months ended March 31, 2005 and 2004.

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

4.	RECEIVABLES AND INVENTORY

The following provides additional disclosure for selected balance sheet accounts:

Accounts receivable and contract sales receivable at March 31, 2005 and December 31, 2004 consist of the following:

(Amounts in thousands)	March 31, 2005	December 31, 2004
	(Unaudited)
Accounts receivable:
Trade receivables	$15,045	$15,200
Less: allowance for bad debts	(675)	(900)

	$14,370	$14,300

Contract sales receivable:
Contract sales receivable	$7,641	$5,066
Less: allowance for bad debts	(1,529)	(1,529)

	$6,112	$3,537

Inventories at March 31, 2005 and December 31, 2004 consist of the following:

(Amounts in thousands)	March 31, 2005	December 31, 2004
	(Unaudited)
Inventories:
Raw materials	$7,947	$7,651
Finished goods	4,777	3,618
Work-in-progress	405	339

Subtotal	13,129	11,608
Reserve for obsolete inventory	(1,351)	(1,332)

Total	$11,778	$10,276

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142 and SFAS No. 144, management monitors intangible assets for impairment on a periodic basis. On an annual basis, unless circumstances indicate impairment may have occurred between annual dates, management performs an impairment analysis of goodwill and its indefinite life intangible asset. On a quarterly basis, management reviews definite life intangible assets to determine if the carrying values of intangible assets are impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable. The Company’s internal review determined no impairment as of March 31, 2005.

The net carrying value of goodwill and other intangible assets as of March 31, 2005 is comprised of the following:

	Net Amount Allocated by Segment
(Amounts in thousands)	Slot and Table Games	Product Sales	Corporate	Total
Goodwill	$2,471	$3,125	$—	$5,596
Indefinite life intangible asset (perpetual license)	50,533	—	—	50,533
Definite life intangible assets (see detail below)	1,861	361	1,424	3,646

Total	$54,865	$3,486	$1,424	$59,775

Definite life intangible assets as of March 31, 2005, subject to amortization, are comprised of the following:

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patent / trademark rights	$10,619	$(8,181)	$2,438
Covenants not to compete	377	(377)	—
Software development costs	2,154	(1,513)	641
Proprietary rights / other	1,334	(767)	567

Total	$14,484	$(10,838)	$3,646

6.	COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management is not aware of any matter, pending or threatened, that in its judgment would reasonably be expected to have a material adverse effect on the Company or its operations.

7.	LONG TERM DEBT

On May 2, 2005, CapitalSource Finance LLC (“CapSource”) accepted an assignment of the Loan and Security Agreement (the “Loan Agreement”) between the Company and Wells Fargo Foothill, Inc. (“WFF”). On the same day, the Company consented to the assignment of the Loan Agreement to CapSource, released WFF from any claims it may have against WFF, and entered into Amendment Number 6 (the “Amendment”) of the Loan Agreement. Under the terms of the Amendment, all the basic provisions of the Loan Agreement remain substantially the same, including the nature of the collateral, an interest rate based on 30-day LIBOR plus 3% and, upon the amendment and restatement of the Loan Agreement described below, the Company’s right to borrow up to $17,500,000 subject to a borrowing base formula. Amended terms include a consent to the sale of the assets related to the Company’s sign business, payment of certain fees, a covenant holiday until May 31, 2005 for the minimum excess availability financial covenant, and an agreement to amend and restate the Loan Agreement for a three-year term prior to June 1, 2005. If the Company does not enter into an amended and restated Loan Agreement with CapSource by June 1, 2005, it is required to repay all outstanding obligations.

8.	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of basic and diluted loss per share:

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended March 31, 2005:
Net income	$957	$957

Weighted average shares	22,567	25,491

Per share amount	$0.04	$0.04

For the three months ended March 31, 2004:
Net loss	$(2,353)	$(2,353)

Weighted average shares	21,731	21,731

Per share amount	$(0.11)	$(0.11)

Dilutive stock options and warrants of approximately 284,000 for the three months ended March 31, 2004 have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

8.	SEGMENT REPORTING

The Company’s business consists of three reportable segments: (i) slot and table games, (ii) product sales and (iii) systems. The slot and table games business segment includes the development, licensing and distribution of proprietary slot and table games. Revenues are derived from leases, revenue sharing arrangements, royalty and license fee arrangements with casinos and gaming suppliers. The Company’s product sales business segment includes interior casino signage and electronic components used in progressive jackpot systems, and gaming machines. The systems business segment sells or leases electronic player tracking and slot machine and table game monitoring systems. The accounting policies of the segments are the same as those described in Notes 3—Summary of Significant Accounting Policies. All inter-segment transactions have been eliminated.

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

In December 2004, the Company announced its intent to focus the business on game content and technology and completed several strategic transactions immediately following this decision (see Note 2 – Acquisitions / Divestitures). The Company will revise its business segment reporting in the second quarter of 2005 as a result of the realignment of the business.

Business segment information for the three months ended March 31, 2005 and 2004 consists of:

(Amounts in thousands)	Three months ended March 31,
	2005	2004
Business Unit Segments
Revenues:
Slot and table games	$9,978	$9,525
Product sales	9,173	9,089
Systems	3,757	2,515

Total	$22,908	$21,129

Operating income/(loss):
Slot and table games	$3,654	$1,695
Product sales	3,480	2,001
Systems	409	(177)
Corporate	(4,282)	(3,417)

Total	$3,261	$102

Depreciation and amortization
Slot and table games	$1,021	$1,925
Product sales	84	154
Systems	2	13
Corporate	441	452

Total	$1,548	$2,544

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three months ended March 31, 2005 and 2004:

(Amounts in thousands)	Three months ended March 31,
	2005	2004
Geographic Operations
Revenues:
North America	$20,503	$18,439
Australia / Asia	821	801
Europe	1,584	1,889

Total	$22,908	$21,129

Operating income (loss):
North America	$3,769	$441
Australia / Asia	66	(296)
Europe	(574)	(43)

Total	$3,261	$102

Depreciation and amortization
North America	$1,455	$2,494
Australia / Asia	56	16
Europe	37	34

Total	$1,548	$2,544

9.	GUARANTOR FINANCIAL STATEMENTS

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

(Amounts in thousands)	March 31, 2005
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$5,023	$—	$1,529	$—	$6,552
Accounts and contract sales receivable, net	11,271	6,269	2,008	—	19,548
Inventories, net	6,007	4,216	1,555	—	11,778
Other current assets	7,097	568	484	—	8,149

Total current assets	29,398	11,053	5,576	—	46,027
Property and equipment, net	4,162	4,377	617	—	9,156
Goodwill and intangible assets	53,086	3,564	3,125	—	59,775
Investments in subsidiaries	18,257	—	—	(18,257)	—
Other assets	3,742	1,059	(23)	—	4,778

Total assets	$108,645	$20,053	$9,295	$(18,257)	$119,736

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities	$23,672	$604	$1,854	$—	$26,130
Intercompany transactions	(6,523)	(2,012)	8,552	—	17

Total current liabilities	17,149	(1,408)	10,406	—	26,147
Long-term debt, net	63,233	—	81	—	63,314
Other liabilities, long term	948	—	—	—	948
Deferred tax liability	14,102	2,012	—	—	16,114

Stockholders’ equity (deficit)	13,213	19,449	(1,192)	(18,257)	13,213

Total liabilities and stockholders’ equity (deficit)	$108,645	$20,053	$9,295	$(18,257)	$119,736

CONDENSED CONSOLIDATING BALANCE SHEETS

(Amounts in thousands)	December 31, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$7,532	$1	$4,772	$—	$12,305
Accounts and contract sales receivable, net	12,126	2,259	2,377	—	16,762
Inventories, net	5,710	2,676	1,890	—	10,276
Intercompany transactions	5,624	3,034	—	(8,658)	—
Other current assets	2,536	3,081	268	—	5,885

Total current assets	33,528	11,051	9,307	(8,658)	45,228
Property and equipment, net	4,498	4,847	630	—	9,975
Goodwill and intangible assets	51,294	5,329	390	—	57,013
Investments in subsidiaries	14,764	—	—	(14,764)	—
Other assets	5,032	272	—	—	5,304

Total assets	$109,116	$21,499	$10,327	$(23,422)	$117,520

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities	$19,695	$4,463	$1,867	$—	$26,025
Intercompany transactions	—	—	8,657	(8,657)	—

Total current liabilities	19,695	4,463	10,524	(8,657)	26,025
Long-term debt, net	63,108	—	62	—	63,170
Other liabilities, long term	1,971	—	—	—	1,971
Deferred tax liability	14,102	2,012	—	—	16,114

Stockholders’ equity	10,240	15,024	(259)	(14,765)	10,240

Total liabilities and stockholders’ equity	$109,116	$21,499	$10,327	$(23,422)	$117,520

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2005
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$14,940	$5,562	$2,406	$—	$22,908
Cost of sales	6,035	2,792	1,514	—	10,341
Selling, general and admin expenses	5,789	2,118	1,399	—	9,306

Operating income (loss)	3,116	652	(507)	—	3,261
Equity in earnings of subsidiaries	147	—	—	(147)	—
Interest expense	(2,306)	—	2	—	(2,304)
Other income (expense)	—	—	—	—	—

Income (loss) before income tax provision	957	652	(505)	(147)	957
Income tax provision	—	—	—	—	—

Net income (loss)	$957	$652	$(505)	$(147)	$957

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2004
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$12,789	$6,076	$2,690	$(426)	$21,129
Cost of sales	5,649	2,632	1,887	(426)	9,742
Selling, general and admin expenses	6,319	3,824	1,142	—	11,285

Operating income (loss)	821	(380)	(339)	—	102
Equity in earnings of subsidiaries	(693)	—	—	693	—
Interest expense	(2,459)	(16)	(5)	—	(2,480)
Other income	(22)	1	46	—	25

Income (loss) before income tax provision	(2,353)	(395)	(298)	693	(2,353)
Income tax provision	—	—	—	—	—

Net income (loss)	$(2,353)	$(395)	$(298)	$693	$(2,353)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (Unaudited)

	For the three months ended March 31, 2005
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(4,279)	$185	$(381)	$—	$(4,475)

Cash flows from investing activities:
Purchase of property and equipment	(63)	(15)	(108)	—	(186)
Purchase of inventory leased to others	—	(170)	—	—	(170)
Other	(429)	—	(2,735)	—	(3,164)

Net cash used in investing activities	(492)	(185)	(2,843)	—	(3,520)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(34)	—	(10)	—	(44)
Principal payments of deferred license fees	—	—	—	—	—
Proceeds from issuance of common stock	2,286	—	—	—	2,286

Net cash provided by (used in) financing activities	2,252	—	(10)	—	2,242
Increase (decrease) in cash and cash equivalents	(2,519)	—	(3,234)	—	(5,753)
Cash and cash equivalents, beginning of period	7,533	—	4,772	—	12,305

Cash and cash equivalents, end of period	$5,014	$—	$1,538	$—	$6,552

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (Unaudited)

	For the three months ended March 31, 2004
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,049	$161	$(491)	$—	$719

Cash flows from investing activities:
Purchase of property and equipment	(226)	(1)	(18)	—	(245)
Purchase of inventory leased to others	(136)	—	(111)	—	(247)
Other	—	—	—	—	—

Net cash used in investing activities	(362)	(1)	(129)	—	(492)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(11)	(160)	(5)	—	(176)
Principal payments of deferred license fees	(129)	—	—	—	(129)
Proceeds from issuance of common stock	128	—	—	—	128

Net cash provided by (used in) financing activities	(12)	(160)	(5)	—	(177)

Increase (decrease) in cash and cash equivalents	675	—	(625)	—	50
Cash and cash equivalents, beginning of period	6,011	1	2,671	—	8,683

Cash and cash equivalents, end of period	$6,686	$1	$2,046	$—	$8,733

MIKOHN GAMING CORPORATION

Item 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005

Revenues and cost of revenues:

			Change
(Amounts in thousands)	2005	2004	Amount	%
Revenues
Slot and table games	$9,978	$9,525	$453	4.8
Product sales	9,173	9,089	84	0.9
Systems	3,757	2,515	1,242	49.4

Total revenues	$22,908	$21,129	$1,779	8.4

Cost of revenues:
Slot and table games	$3,440	$2,936	$504	17.2
Product sales	5,027	5,325	(298)	(5.6)
Systems	1,874	1,481	393	26.5

Total cost of revenues	$10,341	$9,742	$599	6.1

Gross profit	$12,567	$11,387	$1,180	10.4

Slot and table games. Slot and table games revenues consist of: (i) lease fees, route income and royalties we receive from casinos who install our proprietary games, (ii) license fees we receive from third party manufacturers and distributors who incorporate our proprietary games and technology into their products. Revenues from our slot and table games business were approximately $10.0 million, an increase of $.5 million from the 2004 period. This increase was due primarily to an increase in the installed base of slot contracts under periodic license fee agreements and licensing agreements with third parties, partially offset by a decrease in the installed base of slot contracts under daily license fee agreements.

Product sales. Product sales revenues consist primarily of sales of interior signage and related electronic components. During the 2005 quarter, product sales revenues were approximately $9.2 million, an increase of .9% from the 2004 quarter. This improvement was due primarily to increases in signage and electronic sales and slot glass sales in North America.

Systems. Systems revenues increased over 49% in the first quarter of fiscal 2005 as compared to the same period in 2004 due primarily to the demand for the Company’s table management system. We expect the demand for our Table Link product to continue to increase as we migrate to our next generation table management system, complete with RFID bet recognition (with a higher speed microchip) and an image based recognition player card shoe.

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)			Change
	2005	2004	Amount	%
Total revenue	$22,908	$21,129	$1,779	8.4
Cost of revenue	10,341	9,742	599	6.1

Gross profit	12,567	11,387	1,180	10.4
SG&A expense	5,991	6,389	(398)	(6.2)
Slot rent expense	—	822	(822)	—
R&D expense	1,767	1,530	237	15.5
Depreciation and amortization	1,548	2,544	(996)	(39.2)

	9,306	11,285	(1,979)	(17.5)

Income (loss) from operations	3,261	102	3,159	96.9
Interest expense	(2,304)	(2,480)	(176)	(7.1)
Other income, net	—	25	(25)	—

Income (loss) before income tax provision	957	(2,353)	3,310	140.7
Income tax provision	—	—	—	—

Net income (loss)	$957	$(2,353)	$3,310	—

Net income (loss) per share	$0.04	$(0.11)	$0.15	—

Selling, general and administrative expense (“SG&A”). SG&A decreased by approximately $.4 million during the three months ended March 31, 2005 compared to the 2004 period. The decrease in SG&A is primarily attributable to adjustments to our liabilities as a result of changes to our business model partially offset by higher salaries and benefits expense resulting from our initiatives to upgrade our human capital.

Slot rent expense. Slot rent expense is the use of operating leases to finance the purchase and placement of slot machines. As of December 31, 2004, substantially all of our slot leases have expired or been terminated. We expect slot rent expense to cease in 2005 due to the expiration of our remaining leases.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. Our R&D spending continued to increase as a result of our focus on the development of technology and content. R&D expense is expected to increase during the remainder of 2005 as a result of these initiatives.

Depreciation and amortization. Depreciation and amortization decreased by 39.2% in the 2005 quarter due to a significant reduction in the carrying value of our long-lived assets in early 2004 as a result of changes to our business model.

Interest expense. Our interest expense consists primarily of interest and amortization of loan fees associated with our senior subordinated notes. Interest expense in 2005 was consistent with 2004.

Income taxes. During the three months ended March 31, 2005, the Company did not record an income tax provision due to the utilization of previously reserved net operating loss carryforwards.

Earnings (Loss) per share. The basic and diluted earnings per share for the three months ended March 31, 2005 were $0.04 on basic and diluted weighted average common shares outstanding of 22.6 million and 25.5 million shares, respectively. Both basic and diluted loss per share for the three months ended March 31, 2004 were ($0.11) on basic and diluted weighted average common shares outstanding of 21.7 million.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2005, the Company’s cash and cash equivalents decreased $5.8 million primarily due to investments in working capital, purchases of technology-based intellectual property and the acquisition of PitTrak®. These increases were partially offset by increases in the proceeds from the exercise of stock options and warrants.

Cash flows used in operations were $4.5 million for the first quarter of 2005 compared to positive cash flow from operations of $.7 million in the prior year period. This decline in operating cash flows is attributable to investments in our working capital, including an increase of $2.4 million in contracts receivable, related to new licensing arrangements; $2.0 million in inventory, resulting from the timing of purchases; and $2.3 million in prepaid expenses and other assets related primarily to advances to VirtGame. Cash flows used in investing activities were $3.6 million in the current quarter and included investments in technology-based intellectual property and the acquisition of PitTrak®.

Cash flows from financing activities increased in the first quarter of 2005 compared to the first quarter of 2004. During the first three months in 2005, proceeds from the exercise of stock options and warrants were $2.3 million, compared to $.1 million in the same period in 2004.

Capital Expenditures and Other

During the three months ended March 31, 2005, the Company spent approximately $0.2 million for purchases of property and equipment and $.2 million in inventory purchased for leases. We expect modest increases in our level of capital spending for the remainder of fiscal 2005.

On May 2, 2005, CapitalSource Finance LLC (“CapSource”) accepted an assignment of the Loan and Security Agreement (the “Loan Agreement”) between the Company and Wells Fargo Foothill, Inc. (“WFF”). On the same day, the Company consented to the assignment of the Loan Agreement to CapSource, released WFF from any claims it may have against WFF, and entered into Amendment Number 6 (the “Amendment”) of the Loan Agreement. Under the terms of the Amendment, all the basic provisions of the Loan Agreement remain substantially the same, including the nature of the collateral, an interest rate based on 30-day LIBOR plus 3% and, upon the amendment and restatement of the Loan Agreement described below, the Company’s right to borrow up to $17,500,000 subject to a borrowing base formula. Amended terms include a consent to the sale of the assets related to the Company’s sign business, payment of certain fees, a covenant holiday until May 31, 2005 for the minimum excess availability financial covenant, and an agreement to amend and restate the Loan Agreement for a three-year term prior to June 1, 2005. If the Company does not enter into an amended and restated Loan Agreement with CapSource by June 1, 2005, it is required to repay all outstanding obligations.

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

Revenue Recognition

The Company recognizes revenue depending on the line of business as follows:

Slot and table game sales are executed by a signed contract or a customer purchase order. Revenue is recognized when the completed product is delivered. If the agreement calls for Mikohn to perform an installation after delivery, revenue related to the installation is recognized when the installation has been completed and accepted by the customer. License fees for slot and table game titles are recognized in accordance with Statement of Position 97-2—Software Revenue Recognition (“SOP 97-2”).

Product sales are executed by a signed contract or customer purchase order. Revenue is recognized when the completed product is delivered. If the agreement calls for Mikohn to perform an installation after delivery, revenue related to the installation is recognized when the installation has been completed and accepted by the customer.

System sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine activity and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with Statement of Position 97- 2—Software Revenue Recognition (“SOP 97-2”). System sales are considered multiple element arrangements because they include hardware, software, installation, training and post-sale customer support. System sales are evidenced by a signed contract. Follow-up spare parts and hardware-only sales are evidenced by a purchase order. Revenue for system sales is recognized when: (i) there is a signed contract with a fixed determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered, installed, training has been completed and acceptance has occurred. Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and do the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.

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

Recently Issued Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for our fiscal year beginning on January 1, 2006. The adoption of this amendment is not expected to have a material impact to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. While we have not yet completed our evaluation of this statement, we expect that the adoption of this statement will have a material impact to our results of operations. Because the recording of non-cash stock option expense involves equity-based compensation transactions, the adoption of this statement will have no effect on our financial position.

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

We maintain a $17.5 million working capital revolving line of credit facility with CapitalSource Finance, LLC. Any borrowing will also increase our indebtedness and the related risks we currently face.

If casino operators cancel the placement of our games or do not agree to recurring revenue arrangements, our recurring revenues and our growth could be adversely affected.

Under the terms of our current arrangements with casino operators, our installed base of games may be replaced by competing products under some circumstances, thus ending the recurring revenue stream or arrangement with such operator. Such replacement may result from competition, changes in economic conditions, technological requirements, obsolescence or declining popularity. A decrease in our installed base of games would adversely affect our revenues and future growth. In addition, if customers replace our games and bonusing systems, our efforts to maintain and expand the number of installed proprietary games through enhancement of existing games and bonusing systems, introduction of new games and bonusing systems and other features and the provision of superior customer service may not be successful.

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

The process of integrating operations and technology could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of VirtGame’s technology could have an adverse effect on our business, results of operations or financial condition. We may not succeed in addressing these risks or any other problems encountered in connection with the transaction. The inability to successfully integrate the technology and personnel of VirtGame, or any significant delay in achieving integration, could have a material adverse effect on us and, as a result, on the market price of our common stock.

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

On March 31, 2005, our total outstanding debt was approximately $65 million. In addition to this existing debt, we may incur additional debt in the future. Substantial debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on the value of the Company as follows:

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

Refer to Part I, Item 7A, of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. There have been no material changes in market risks since the fiscal year end.

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

During the quarter ended March 31, 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MIKOHN GAMING CORPORATION

PART II - OTHER INFORMATION

Item 4 –	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 6 –	Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2005, by and among Mikohn Gaming Corporation, d/b/a Progressive Gaming International Corporation, Viking Acquisition Sub, Inc., Viking Merger Subsidiary, LLC and VirtGame Corp., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 23, 2005.

10.5	Amended and Restated Employment Agreement dated as of January 1, 2005. between the Company and Russel H. McMeekin, incorporated by reference to Exhibit 99.2 of the Company’s Current Report Form 8-K filed on February 17, 2005.

10.11	Secured Promissory Note, dated February 19, 2005, executed by VirtGame Corp. in favor of Mikohn Gaming Corporation, d/b/a Progressive Gaming International Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 23, 2005.

10.13	Summary of Registrant’s 2005 Incentive Compensation Plan.

10.15	Summary of cash compensation paid to non-employee directors of the Registrant.

10.16	Registrant’s New Hire Equity Incentive Plan, incorporated by reference to Exhibit 99.1 of the Company’s Current Report Form 8-K filed on February 17, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

MIKOHN GAMING CORPORATION

By:	/s/ MICHAEL A. SICURO
Michael A. Sicuro
Executive Vice President, Treasurer and Chief Financial Officer (on behalf of the Registrant and as principal financial officer) May 10, 2005