Form 10-Q
period 2005-06-30
MIKOHN GAMING CORP
filed 2005-08-09
CIK 912241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2005

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

YES ☒    NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

24,428,174	as of	July 29, 2005
(Amount Outstanding)		(Date)

MIKOHN GAMING CORPORATION

MIKOHN GAMING CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. – Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,021	$12,305
Accounts receivable, net of allowance for doubtful accounts of $594 and $900	13,082	14,300
Contract sales receivable, net of allowance for doubtful accounts of $1,529 and $1,529	5,617	2,462
Inventories, net of reserves of $1,211 and $1,332	10,429	10,276
Prepaid expenses	7,025	2,572
Deferred tax asset	3,313	3,313

Total current assets	51,487	45,228
Contract sales receivable, net	675	1,075
Property and equipment, net	3,466	9,975
Intangible assets, net	54,105	54,153
Goodwill	5,596	2,860
Other assets	6,649	4,229

Total assets	$121,978	$117,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,442	$9,832
Customer deposits	2,096	3,047
Current portion of long-term debt and notes payable	300	368
Accrued liabilities	7,892	9,997
Deferred revenues and license fees	2,299	2,781

Total current liabilities	20,029	26,025
Long-term debt and notes payable, net of unamortized discount of $1,637 and $1,895	63,437	63,170
Other long-term liabilities	559	1,970
Deferred tax liability	16,114	16,114

Total liabilities	100,139	107,279

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized 24,403,580 and 22,498,149 shares issued and outstanding	2,440	2,250
Additional paid-in capital	126,623	116,932
Other comprehensive loss	(839)	(145)
Accumulated deficit	(105,059)	(107,903)

Subtotal	23,165	11,134
Less treasury stock, 254,174 and 217,698 shares, at cost	(1,326)	(893)

Total stockholders’ equity	21,839	10,241

Total liabilities and stockholders’ equity	$121,978	$117,520

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Slot and table games	$8,115	$7,645	$18,093	$17,171
Product sales	5,189	11,187	14,362	20,276
Systems	5,987	4,456	9,744	6,971

Total revenues	19,291	23,288	42,199	44,418
Cost of revenues:
Slot and table games	2,575	2,275	6,015	5,210
Product sales	3,288	6,812	8,315	12,138
Systems	1,854	1,993	3,728	3,474

Total cost of revenues	7,717	11,080	18,058	20,822
Gross profit	11,574	12,208	24,141	23,596
Selling, general and administrative expense	7,066	6,345	13,057	12,734
Slot rent expense	—	233	—	1,056
Research and development	1,968	1,499	3,735	3,029
Depreciation and amortization	905	2,630	2,453	5,174
Net gain on disposition of non-core assets	(2,536)	—	(2,536)	—

	7,403	10,707	16,709	21,993

Operating income	4,171	1,501	7,432	1,603
Interest expense	(2,284)	(2,443)	(4,588)	(4,923)
Other income, net	—	3	—	28

Income (loss) before income tax provision	1,887	(939)	2,844	(3,292)
Income tax provision	—	(9)	—	(9)

Net income (loss)	$1,887	$(948)	$2,844	$(3,301)

Weighted average common shares:
Basic	23,287	21,768	22,926	21,750

Diluted	25,988	21,768	25,668	21,750

Earnings (loss) per share:
Basic	$0.08	$(0.04)	$0.12	$(0.15)

Diluted	$0.07	$(0.04)	$0.11	$(0.15)

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands)	Three Months Ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,887	$(948)	$2,844	$(3,301)
Other comprehensive income:
Foreign currency translation loss	(288)	(292)	(694)	(135)

Comprehensive income (loss)	$1,599	$(1,240)	$2,150	$(3,436)

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,844	$(3,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,861	4,202
Amortization	592	972
Provision (recovery) for bad debts	(131)	167
Provision for obsolete inventory	32	—
Amortization of debt discount and debt issue costs	680	788
Net (gain) loss on disposition of property and equipment	20	(22)
Net gain on disposition of non-core assets	(2,536)	—
Other	269	99
Changes in assets and liabilities:
Accounts receivable	(1,565)	(814)
Notes and installment sales receivable	(2,833)	144
Inventories	(1,905)	(1,724)
Other assets	(7,510)	(616)
Trade accounts payable	(1,647)	(15)
Accrued expenses	(2,859)	582
Other liabilities	(1,329)	436

Net cash (used in) provided by operating activities	(16,017)	898

Cash flows from investing activities:
Purchase of property and equipment	(704)	(458)
Purchase of inventory leased to others	(610)	(998)
Proceeds from the sale of property plant & equipment	11,402	56
Increase in intangible assets	(3,473)	—

Net cash provided by (used in) investing activities	6,615	(1,400)

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	(19)	(8)
Principal payments on capital leases	(41)	(361)
Principal payments of deferred license fees	—	(261)
Purchase of treasury stock	(433)	—
Proceeds from issuance of common stock	9,611	305

Net cash provided by (used in) financing activities	9,118	(325)

Decrease in cash and cash equivalents	(284)	(827)
Cash and cash equivalents, beginning of period	12,305	8,683

Cash and cash equivalents, end of period	$12,021	$7,856

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)-(Continued)

(Amounts in thousands)	Six Months Ended June 30,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,011	$3,994

Federal and state income taxes	$69	$22

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at June 30, 2005, and the results of its operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

The Company also signed a definitive agreement in February 2005 to acquire VirtGame Corp. (VirtGame), a provider of open architecture gaming software primarily focused on the delivery of a central-server based slot games and centrally managed sports betting. The Company will issue 2.0 million shares of its common stock for all of the outstanding common stock, preferred stock, warrants and options of VirtGame, subject to certain adjustments as defined in the definitive agreement. The Company has also provided VirtGame with a secured credit facility of $2.5 million to bridge their operations until the acquisition is complete. As of June 30, 2005, the Company had advanced $2.0 million to VirtGame under this credit facility. The acquisition of VirtGame is expected to be completed in late 2005.

On May 6, 2005, the Company entered into an Asset Purchase Agreement with MSG Acquisition, LLC now known as Mikohn Signs and Graphics, LLC (the “Buyer”), relating to a sale by the Company of substantially all of its assets used in the Company’s signs, display and slot glass business (the “Interior Sign Division”) previously reported under the Product Sales segment. The purchase was completed effective May 2, 2005 and generated net proceeds of approximately $11.1 million. The Company retained a minority interest in the buyer and as a result did not present the reporting unit as a discontinued operation in accordance with Statement of Financial Accounting Standard (“SFAS”) 144 “Long Lived Assets and Assets to be Disposed Of.”

In June 2005, the Company entered into an exclusive global master license with Magellan Technology Pty, Ltd. of Australia for Magellan’s rights to the next generation RFID reader tag and related intellectual property for any gaming applications. The Company also entered into an agreement to purchase a minority equity investment in Magellan.

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company on occasion places its cash and cash equivalents in money market instruments with high quality institutions. At June 30, 2005, the Company did not have any deposits with high quality institutions in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

Receivables and allowance for doubtful accounts. The Company regularly evaluates the collectibility of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, the Company initiates dialogue with the customer to determine the cause. If the Company determines that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, it records a specific reserve for bad debt to reduce the related receivable expected to be recovered given all information presently available. The Company also records reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could materially change.

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

During the second quarter of 2005, the Company commenced the process of repositioning its existing slot machine platform to focus on central-server based games and third party content development. In connection with this repositioning, the Company entered into an asset purchase agreement to sell certain non-gaming slot hardware related to its existing platform. The completion of the asset purchase is subject to certain conditions, including the buyer’s ability to obtain the necessary licensing and the buyer’s ability to purchase other gaming assets to be used in connection with the hardware. In connection with the repositioning, the Company recorded an impairment charge of $4.9 million equal to the amount by which the carrying value exceeded fair value determined by the selling price.

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

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets, such as the Company’s perpetual license, are no longer amortized but are subject to periodic impairment tests. Other intangible assets with definite lives, such as patents, software development costs, trademark and proprietary property rights and license and non-compete agreements continue to be amortized over their useful lives. Management monitors intangible assets for impairment on a periodic basis. On an annual basis, unless circumstances indicate impairment may have occurred between annual dates, management performs an impairment analysis of goodwill and its indefinite life intangible asset. On a quarterly basis, management reviews definite life intangible assets to determine if the carrying values of intangible assets are impaired. The purpose of these reviews is to identify any facts or circumstances, either internal or external, which may indicate that the carrying value of the assets may not be recoverable.

Deferred license fees. Shuffle Master licensed certain of its intellectual property to Mikohn including rights under its coin sensing patents and multi-tiered game wagering patents. For these rights, Mikohn agreed to pay Shuffle Master future noncancellable royalties of approximately $0.6 million per year over five years ending in 2004.

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Customer deposits and product sales recognition. Deposit liabilities represent amounts collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed.

Other assets. Other long term assets primarily represent payments for investments in intellectual property of $2.4 and $0, unamortized loan fees related to the Senior Secured Notes and working capital revolving line of credit of approximately $2.5 million and $2.5 million, and security deposits for building and equipment leases of approximately $1.3 million and $1.7 million at June 30, 2005 and December 31, 2004, respectively.

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

Revenue recognition. The Company recognizes revenue depending on the line of business as follows:

Slot and table games revenues consist of: (i) lease fees, route income and royalties the Company receives from casinos who install its proprietary games, and (ii) license fees it receives from third party manufacturers and distributors who incorporate its proprietary games and technology into their products.

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

The leasing of proprietary slot machines occurs under signed lease agreements. These contracts will be either on participation or a fixed-rental basis. Slot machine lease contracts are typically for a one year period with a 30-day cancellation clause. On a participation basis, the Company earns a share of the revenue that the casino earns from these slot machines. On a fixed-rental basis, the Company charges a fixed amount per slot machine per day. Revenues from both types of lease arrangements are recognized on the accrual basis.

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

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Stock-based compensation. At June 30, 2005, the Company had stock-based employee and director compensation plans. The Company accounts for those plans in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

(Amounts in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,887	$(948)	$2,844	$(3,301)
Add: Stock-based compensation expense	—	50	—	99
Deduct: Total stock-based employee expense determined under fair value method	(627)	(384)	(1,074)	(709)

Pro forma net income (loss)	$1,260	$(1,282)	$1,770	$(3,911)

Earnings (loss) per share:
As reported -
Basic	$0.08	$(0.04)	$0.12	$(0.15)
Diluted	$0.07	$(0.04)	$0.11	$(0.15)
Pro forma -
Basic	$0.05	$(0.06)	$0.08	$(0.18)
Diluted	$0.05	$(0.06)	$0.07	$(0.18)

Equity instruments issued to consultants and vendors. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18 - Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 - Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The Company has fully amortized all outstanding options issued to consultants. The number of uncancelled options issued to consultants at June 30, 2005 was approximately 131,800.

In addition, the Company has received from Hasbro, Inc. (“Hasbro”) and Ripley Entertainment, Inc. (“Ripley”) licensing rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Yahtzee®, Monopoly®, Battleship®, Trivial Pursuit® and Ripley’s Believe It or Not!®. In exchange for these license agreements, the Company granted Hasbro and Ripley warrants to purchase shares of the Company’s common stock for each license.

Software development capitalization. The Company previously capitalized costs related to the development of certain software products that meet the criteria under SFAS No. 86 – “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company did not capitalize any costs during the six months ended June 30, 2005 and 2004.

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

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Use of estimates and assumptions. The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of the Company’s accounting policies require that it apply significant estimates, judgments and assumptions, that it believes are reasonable, in calculating the reported amounts of certain assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. By their nature, these estimates are subject to an inherent degree of uncertainty. The Company’s judgments are based on its historical experience, terms of existing contracts, its observance of known industry trends, and information available from outside sources, as appropriate. On a regular basis, the Company evaluates its estimates including those related to lives assigned to its assets, the determination of bad debts, inventory valuation reserves, asset impairment and self-insurance reserves. There can be no assurance that actual results will not materially differ from its estimates.

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

4.	RECEIVABLES AND INVENTORY

The following provides additional disclosure for selected balance sheet accounts:

Accounts receivable and contract sales receivable at June 30, 2005 and December 31, 2004 consist of the following:

(Amounts in thousands)	June 30, 2005	December 31, 2004
	(Unaudited)
Accounts receivable:
Trade receivables	$13,676	$15,200
Less: allowance for bad debts	(594)	(900)

	$13,082	$14,300

Contract sales receivable:
Contract sales receivable	$7,821	$5,066
Less: allowance for bad debts	(1,529)	(1,529)

	$6,292	$3,537

Inventories at June 30, 2005 and December 31, 2004 consist of the following:

(Amounts in thousands)	June 30, 2005	December 31, 2004
	(Unaudited)
Inventories:
Raw materials	$7,003	$7,651
Finished goods	4,561	3,618
Work-in-progress	76	339

Subtotal	11,640	11,608
Reserve for obsolete inventory	(1,211)	(1,332)

Total	$10,429	$10,276

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142 and SFAS No. 144, management monitors intangible assets for impairment on a periodic basis. On an annual basis, unless circumstances indicate impairment may have occurred between annual dates, management performs an impairment analysis of goodwill and its indefinite life intangible assets. On a quarterly basis, management reviews definite life intangible assets to determine if the carrying values of intangible assets are impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable. A third party valuation of goodwill and the indefinite life assets as of September 30, 2004, indicated no impairment.

The net carrying value of goodwill and other intangible assets as of June 30, 2005 is comprised of the following:

(Amounts in thousands)	Net Amount Allocated by Segment
	Slot and Table Games	Product Sales	Corporate	Total
Goodwill	$2,471	$3,125	$—	$5,596
Indefinite life intangible asset (perpetual license)	50,533	—	—	50,533
Definite life intangible assets (see detail below)	2,041	210	1,321	3,572

Total	$55,045	$3,335	$1,321	$59,701

The net carrying value of goodwill ($5.6 million) as of June 30, 2005, is included in the geographic operations of North America ($2.5 million) and Australia / Asia ($3.1 million).

Definite life intangible assets as of June 30, 2005, subject to amortization, are comprised of the following:

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patent / trademark rights	$10,928	$(8,454)	$2,474
Covenants not to compete	377	(377)	—
Software development costs	2,154	(1,574)	580
Proprietary rights / other	1,105	(587)	518

Total	$14,564	$(10,992)	$3,572

Amortization expense for definite life intangible assets was approximately $0.4 million and $0.8 million compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2005 and 2004, respectively.

6.	LONG-TERM DEBT

On May 2, 2005, CapitalSource Finance LLC (“CapSource”) accepted an assignment of the Loan and Security Agreement (the “Loan Agreement”) between the Company and Wells Fargo Foothill, Inc. (“WFF”). On the same date, the Company consented to the assignment of the Loan Agreement to CapSource, released WFF from any claims it may have against WFF, and entered into an Amendment Number 6 (the “Amendment”) of the Loan Agreement. Under the terms of the Amendment, all of the basic provisions of the Loan Agreement remain substantially the same, including the nature of the collateral, an interest rate based on the 30-day LIBOR plus 3% and, upon the amendment and restatement of the Loan Agreement described below, the Company’s right to borrow up to $17.5 million subject to a borrowing base formula.

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management is not aware of any matter, pending or threatened, that in its judgment would reasonably be expected to have a material adverse effect on the Company or its operations.

In June 2005 the Company signed an agreement to terminate a lease (and related sublease) of a building located in Las Vegas. As a result of the termination, the Company was released of all future lease payments over the remaining term of the lease, the total of which was $5 million. The Company was also released of the requirement to maintain in escrow a $1.0 million letter of credit securing future rent payments.

In August 2004, the Company signed a five-year strategic partnership agreement with International Game Technology (“IGT”) to license segments of its extensive patent portfolio of technology and to develop video slot games based on its content. The new games will be developed on IGT’s game platform and distributed by the Company. IGT also licensed aspects of its intellectual property to the Company for its games as well as for certain joint development. Under this agreement, the Company is committed to purchase from IGT a minimum of 600 slot machines with Mikohn’s game content ported on them over the life of the agreement.

The Company was sued by Mark Spur and related plaintiffs in a case filed on March 23, 2003 in State District Court, Douglas County, Nevada. A settlement agreement was reached in this matter in June 2005.

8.	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of basic and diluted earnings (loss) per share:

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended June 30, 2005:
Net income	$1,887	$1,887

Weighted average shares	23,287	25,988

Per share amount	$0.08	$0.07

For the three months ended June 30, 2004:
Net loss	$(948)	$(948)

Weighted average shares	21,768	21,768

Per share amount	$(0.04)	$(0.04)

For the six months ended June 30, 2005:
Net income	$2,844	$2,844

Weighted average shares	22,926	25,668

Per share amount	$0.12	$0.11

For the six months ended June 30, 2004:
Net loss	$(3,301)	$(3,301)

Weighted average shares	21,750	21,750

Per share amount	$(0.15)	$(0.15)

Dilutive stock options and warrants of approximately 102,000 for the three months ended June 30, 2004 have not been included in the computation of diluted net loss per share as their effect would be antidilutive. Dilutive stock options and warrants of approximately 241,000 for the six months ended June 30, 2004 have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.	RELATED PARTY TRANSACTIONS

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

Included in other selling, general and administrative expenses in the Consolidated Statement of Operations for the six months ended June 30, 2004 is approximately $0.6 million of employee severance costs which primarily was due to the separation of the Company’s former CFO.

10.	SEGMENT REPORTING

For the period ended June 30, 2005, the Company’s business consisted of three reportable segments: (i) slot and table games, (ii) product sales and (iii) systems. These business units offer different products and services. With respect to these segments, the Company evaluates performance and allocates resources based upon profit or loss from operations before income taxes.

The slot and table games business segment was established to develop, acquire, manufacture and distribute proprietary games, and these games have become increasingly important to the Company’s business. Mikohn owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases either provide for a fixed rental payment or a participation in the game’s operating results. Sales of proprietary games are reflected in the reported results of the Company’s product sales business segment, while revenues derived from leases are included in the results of its slot and table games business segment.

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

The accounting policies of the business segments are the same as those described in Footnote 3. Certain operating expenses, which are separately managed at the corporate level, are allocated to the business segments based on usage or other factors based on the nature of the activity. These expenses include primarily the costs associated with executive

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

administration, finance, human resources, legal, general marketing and information systems. The depreciation and amortization expense of assets not specifically assigned to a business segment are also allocated. Prior period amounts have been reclassified to conform to the current management view and presentation.

With the completion of the sale of the interior sign division and as part of its intent to focus the business on game content and technology, the Company will begin including revenue from the electronics category in the Systems business segment in the second half of 2005, as the remaining revenue streams are more appropriately categorized with the systems segment.

Business segment information for the three and six months ended June 30, 2005 and 2004 consists of:

(Amounts in thousands) Business Unit Segments	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Slot and table games	$8,115	$7,645	$18,093	$17,171
Product sales	5,189	11,187	14,362	20,276
Systems	5,987	4,456	9,744	6,971

Total	$19,291	$23,288	$42,199	$44,418

Operating income/(loss):
Slot and table games	$2,669	$884	$6,325	$2,579
Product sales	1,550	2,570	5,022	4,571
Systems	105	1,060	513	883
Corporate	(153)	(3,013)	(4,428)	(6,430)

Total	$4,171	$1,501	$7,432	$1,603

Depreciation and amortization
Slot and table games	$451	$2,002	$1,472	$3,926
Product sales	31	150	115	304
Systems	2	21	4	34
Corporate	421	457	862	910

Total	$905	$2,630	$2,453	$5,174

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and six months ended June 30, 2005 and 2004 consists of:

(Amounts in thousands) Geographic Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
North America	$15,098	$19,612	$35,601	$38,052
Australia / Asia	2,971	1,437	3,792	2,238
Europe	1,222	2,239	2,806	4,128

Total	$19,291	$23,288	$42,199	$44,418

Operating income (loss):
North America	$2,930	$1,585	$6,699	$2,025
Australia / Asia	1,715	(64)	1,781	(62)
Europe	(474)	(20)	(1,048)	(360)

Total	$4,171	$1,501	$7,432	$1,603

Depreciation and amortization
North America	$821	$2,583	$2,276	$5,077
Australia / Asia	51	15	107	31
Europe	33	32	70	66

Total	$905	$2,630	$2,453	$5,174

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11.	GUARANTOR FINANCIAL STATEMENTS

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

CONDENSED CONSOLIDATING BALANCE SHEETS

(Amounts in thousands)	June 30, 2005
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$10,148	$—	$1,873	$—	$12,021
Accounts and contract sales receivable, net	8,304	6,535	3,860	—	18,699
Inventories, net	5,410	3,570	1,449	—	10,429
Other current assets	8,997	630	711	—	10,338

Total current assets	32,859	10,735	7,893	—	51,487
Property and equipment, net	2,874	19	573	—	3,466
Goodwill and intangible assets	53,086	3,490	3,125	—	59,701
Investments in subsidiaries	20,531	—	—	(20,531)	—
Other assets	6,529	818	(23)	—	7,324

Total assets	$115,879	$15,062	$11,568	$(20,531)	$121,978

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$23,191	$(5,724)	$2,562	$—	$20,029
Intercompany transactions	(9,187)	—	9,187	—	—

Total current liabilities	14,004	(5,724)	11,749	—	20,029
Long-term debt, net	63,363	—	74	—	63,437
Other liabilities, long term	559	—	—	—	559
Deferred tax liability	16,114	—	—	—	16,114

Stockholders’ equity (deficit)	21,839	20,786	(255)	(20,531)	21,839

Total liabilities and stockholders’ equity (deficit)	$115,879	$15,062	$11,568	$(20,531)	$121,978

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

(Amounts in thousands)	December 31, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$7,532	$1	$4,772	$—	$12,305
Accounts and contract sales receivable, net	12,126	2,259	2,377	—	16,762
Inventories, net	5,710	2,676	1,890	—	10,276
Intercompany transactions	5,624	3,034	—	(8,658)	—
Other current assets	2,536	3,081	268	—	5,885

Total current assets	33,528	11,051	9,307	(8,658)	45,228
Property and equipment, net	4,498	4,847	630	—	9,975
Goodwill and intangible assets	51,294	5,329	390	—	57,013
Investments in subsidiaries	14,764	—	—	(14,764)	—
Other assets	5,032	272	—	—	5,304

Total assets	$109,116	$21,499	$10,327	$(23,422)	$117,520

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$19,695	$4,463	$1,867	$—	$26,025
Intercompany transactions	—	—	8,657	(8,657)	—

Total current liabilities	19,695	4,463	10,524	(8,657)	26,025
Long-term debt, net	63,108	—	62	—	63,170
Other liabilities, long term	1,970	—	—	—	1,970
Deferred tax liability	14,102	2,012	—	—	16,114

Stockholders’ equity (deficit)	10,241	15,024	(259)	(14,765)	10,241

Total liabilities and stockholders’ equity (deficit)	$109,116	$21,499	$10,327	$(23,422)	$117,520

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)	Three Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$7,995	$7,105	$4,191	$—	$19,291
Cost of sales	4,316	2,130	1,271	—	7,717
Selling, general and admin expenses	5,953	2,306	1,680	—	9,939
Net gain on disposition of non-core assets	(2,536)	—	—	—	(2,536)

Operating income	262	2,669	1,240	—	4,171
Equity in earnings of subsidiaries	3,907	—	—	(3,907)	—
Interest expense	(2,282)	—	(2)	—	(2,284)
Other income (expense)	—	—	—	—	—

Income (loss) before income tax provision	1,887	2,669	1,238	(3,907)	1,887
Income tax provision	—	—	—	—	—

Net income (loss)	$1,887	$2,669	$1,238	$(3,907)	$1,887

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$15,954	$4,347	$3,676	$(689)	$23,288
Cost of sales	7,070	2,191	2,508	(689)	11,080
Selling, general and admin expenses	6,101	3,355	1,251	—	10,707

Operating income (loss)	2,783	(1,199)	(83)	—	1,501
Equity in earnings of subsidiaries	(1,288)	—	—	1,288	—
Interest expense	(2,430)	(11)	(2)	—	(2,443)
Other income	(4)	51	(44)	—	3

Income (loss) before income tax provision	(939)	(1,159)	(129)	1,288	(939)
Income tax provision	(9)	—	—	—	(9)

Net income (loss)	$(948)	$(1,159)	$(129)	$1,288	$(948)

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)	Six Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$22,935	$12,667	$6,597	$—	$42,199
Cost of sales	10,351	4,922	2,785	—	18,058
Selling, general and admin expenses	11,742	4,424	3,079	—	19,245
Net gain on disposition of non-core assets	(2,536)	—	—	—	(2,536)

Operating income	3,378	3,321	733	—	7,432
Equity in earnings of subsidiaries	4,054	—	—	(4,054)	—
Interest expense	(4,588)	—	—	—	(4,588)
Other income (expense), net	—	—	—	—	—

Income (loss) before income tax provision	2,844	3,321	733	(4,054)	2,844
Income tax provision	—	—	—	—	—

Net income (loss)	$2,844	$3,321	$733	$(4,054)	$2,844

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)	Six Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$28,744	$10,423	$6,366	$(1,115)	$44,418
Cost of sales	12,718	4,824	4,395	(1,115)	20,822
Selling, general and admin expenses	11,858	7,178	2,393	—	21,429
Other expense / asset write-down	564	—	—	—	564

Operating income (loss)	3,604	(1,579)	(422)	—	1,603
Equity in earnings of subsidiaries	(1,981)	—	—	1,981	—
Interest expense	(4,889)	(27)	(7)	—	(4,923)
Other income (expense), net	(26)	52	2	—	28

Income (loss) before income tax provision	(3,292)	(1,554)	(427)	1,981	(3,292)
Income tax provision	(9)	—	—	—	(9)

Net income (loss)	$(3,301)	$(1,554)	$(427)	$1,981	$(3,301)

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

(Amounts in thousands)	For the Six Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(11,911)	$(4,711)	$605	$—	$(16,017)

Cash flows from investing activities:
Purchase of property and equipment	(560)	(131)	(13)	—	(704)
Purchase of inventory leased to others	—	(610)	—	—	(610)
Proceeds from sale of property and equipment	5,951	5,451	—	—	11,402
Increase in intangibles	—	—	(3,473)	—	(3,473)

Net cash provided by (used in) investing activities	5,391	4,710	(3,486)	—	6,615

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(42)	—	(18)	—	(60)
Proceeds from issuance of common stock	9,611	—	—	—	9,611
Purchase of treasury stock	(433)	—	—	—	(433)

Net cash provided by (used in) financing activities	9,136	—	(18)	—	9,118
Increase (decrease) in cash and cash equivalents	2,616	(1)	(2,899)	—	(284)
Cash and cash equivalents, beginning of period	7,532	1	4,772	—	12,305

Cash and cash equivalents, end of period	$10,148	$—	$1,873	$—	$12,021

MIKOHN GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

(Amounts in thousands)	For the Six Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$245	$932	$(279)	$—	$898

Cash flows from investing activities:
Purchase of property and equipment	(267)	(168)	(23)	—	(458)
Purchase of inventory leased to others	(391)	(496)	(111)	—	(998)
Other	2	54	—	—	56

Net cash used in investing activities	(656)	(610)	(134)	—	(1,400)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(22)	(322)	(25)	—	(369)
Principal payments of deferred license fees	(261)	—	—	—	(261)
Proceeds from issuance of common stock	305	—	—	—	305

Net cash provided by (used in) financing activities	22	(322)	(25)	—	(325)

Decrease in cash and cash equivalents	(389)	—	(438)	—	(827)
Cash and cash equivalents, beginning of period	6,011	1	2,671	—	8,683

Cash and cash equivalents, end of period	$5,622	$1	$2,233	$—	$7,856

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

Effective May 2, 2005, we completed the sale of our interior sign division to MSG Acquisitions, LLC. Accordingly, the revenues and expenses related to signs, displays and slot glass are not reflected in the results of operations subsequent to this date.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004

Revenues and cost of revenues:

(in thousands)	2005	2004
Revenues
Slot and table games	$8,115	$7,645
Product sales	5,189	11,187
Systems	5,987	4,456

Total revenues	$19,291	$23,288

Cost of revenues:
Slot and table games	$2,575	$2,275
Product sales	3,288	6,812
Systems	1,854	1,993

Total cost of revenues	$7,717	$11,080

Gross profit	$11,574	$12,208

Slot and table games. Slot and table games revenues consist of: (i) lease fees, route income and royalties we receive from casinos who install our proprietary games, (ii) license fees we receive from third party manufacturers and distributors who incorporate our proprietary games and technology into their products.

Revenues from our slot and table games business were approximately $8.1 million, representing an increase of $0.5 million from 2004. Slot revenues increased from licensing of slot content and intellectual property, partially offset by a decline in slot revenues from daily license fee arrangements. Our installed base declined in the second quarter of 2005 compared to 2004 primarily due to the delay in receiving approval on Ticket-In Ticket-Out for Nevada. At the end of the second quarter of 2005, we commenced the process of repositioning our existing slot platform and continued to focus on content development through third party developers. We expect this process to continue in the second half of 2005.

Table revenues remained consistent quarter-over-quarter. Average win per day for tables increased in 2005, partially offset by a slight decrease in the average installed base quarter-over-quarter. Installed base at June 30, 2005 was 863 compared to 864 in the March 2005 quarter and 957 in the June 2004 quarter. Our installed base of table games is expected to increase in the second half of 2005 as we continue to generate strong demand for new brands such as Texas Hold-Em Bonus Poker®.

Product sales. Product sales revenues consist primarily of sales of interior signage and related electronic components. Effective May 2, 2005, we sold our interior sign division to MSG Acquisitions, LLC. Accordingly, product sales after this date include electronic components only. Product sales decreased to $5.2 million in the current quarter from $11.2 million for the same period in 2004, reflecting the sale of the interior sign division. Excluding the interior sign division, product sales were $4.5 million in the 2005 quarter, compared to $5.2 million for the same period in 2004. This decrease in revenues is primarily due to lower electronics sales in Europe and Australia.

Systems. Systems revenues are primarily comprised of software, hardware and support services. During the second quarter of 2005, the Company recorded the highest level of systems revenues since inception driven by strong demand for the Company’s slot and table management solutions, CasinoLink® and TableLink®. Systems revenues during the second quarter of 2005 increased over 59% as compared to the March 2005 quarter and over 34% as compared to the second quarter of 2004. Installed base for TableLink® increased to 1,720 in the second quarter of 2005 from 1,020 in the same period in 2004. Similar trends were reported for our CasinoLink® solution as the installed base grew to 47,900 in 2005 from 41,100 in the prior year period.

Gross Margins. Our gross margins were 60% for the second quarter of 2005 compared to 52% in the prior year period. The increase in margins is a result of the transformation of our business from lower margin manufacturing to high margin software and content. We expect our margins to continue to increase as we further transition our business model.

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2005	2004
Total revenue	$19,291	$23,288
Cost of revenue	7,717	11,080

Gross profit	11,574	12,208
SG&A expense	7,066	6,345
Slot rent expense	—	233
R&D expense	1,968	1,499
Depreciation and amortization	905	2,630
Net gain on disposition of non-core assets	(2,536)	—

	7,403	10,707

Income from operations	4,171	1,501
Interest expense	(2,284)	(2,443)
Other income, net	—	3

Income (loss) before income tax provision	1,887	(939)
Income tax provision	—	(9)

Net income (loss)	$1,887	$(948)

Net income (loss) per fully-diluted share	$0.07	$(0.04)

Selling, general and administrative expense (“SG&A”). SG&A was $7.1 million for the second quarter of 2005 compared to $6.3 million in the 2004 period. On a comparable basis, excluding the sign division, SG&A was $6.9 million compared to $5.3 million in 2004. The $1.6 million increase quarter-over-quarter was primarily due to costs related to the transformation to a technology and content focused organization. Such costs included legal and compliance costs, costs related to corporate development, and human resources.

Slot rent expense. Slot rent expense is the use of operating leases to finance the purchase and placement of slot machines. As of March 31, 2005, all of our slot leases have expired or were terminated.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. We continue to make significant investments in our R&D department as we transform our business to a technology and content provider. During the second quarter of 2005, we recorded R&D expense of $2.0 million compared to $1.5 million in the same period in 2004. Our R&D costs during the second quarter included approximately $.3 million in costs related to obtaining new human capital. We intend to increase our R&D spending during the second half of 2005 as we focus on achieving these strategic development initiatives.

Depreciation and amortization. Depreciation and amortization decreased by 66% from the comparable period in 2004. The year-over-year decline is primarily attributable to the repositioning of our existing slot platform and an increase in fully depreciated assets since 2004.

Net gain on disposition of non-core assets. During the second quarter of 2005, we completed two key strategic transactions. We completed the sale of the interior sign division, which resulted in a gain of approximately $7.4 million including transaction costs. Additionally, the Company commenced the process of repositioning its existing slot machine platform to focus on central-server based games and third party content development. In connection with this repositioning, the Company entered into an asset purchase agreement to sell certain non-gaming slot hardware related to its existing platform. The completion of the asset purchase is subject to certain conditions, including the buyer’s ability to obtain the necessary licensing and the buyer’s ability to purchase other gaming assets to be used in connection with the hardware. In connection with the repositioning, the Company recorded an impairment charge of $4.9 million equal to the amount by which the carrying value exceeded fair value determined by the selling price.

Interest expense. Our interest expense primarily includes interest costs and amortization from our $65 million senior subordinated notes. Interest expense stayed consistent year-over-year due to consistent levels of long-term debt in both periods.

Income taxes. During the three months ended June 30, 2005, the Company did not record an income tax provision due to the Company’s utilization of previously reserved net operating loss carryforwards. During the three months ended June 30, 2004, we recorded a nominal tax provision related to foreign operations. The tax benefit generated from domestic operations for 2004 was fully reserved.

Earnings (Loss) per share. During the second quarter of 2005, we reported earnings per fully-diluted share of $0.07 compared to a loss of $0.04 in the prior year period based on weighted average diluted shares of approximately 26 million in 2005 and 21.8 million in 2004. Our weighted average share count increased from 2004 principally due to the exercise of stock options and warrants. Additionally, outstanding common stock equivalents were not included in the computation of loss per share in 2004, as their effect would have been anti-dilutive.

Six Months Ended June 30, 2005 and 2004

Revenues and cost of revenues:

(Amounts in thousands)	2005	2004
Revenues
Slot and table games	$18,093	$17,171
Product sales	14,362	20,276
Systems	9,744	6,971

Total revenues	$42,199	$44,418

Cost of revenues:
Slot and table games	$6,015	$5,210
Product sales	8,315	12,138
Systems	3,728	3,474

Total cost of revenues	$18,058	$20,822

Gross profit	$24,141	$23,596

Slot and table games. During the six months ended June 30, 2005, our slot and table revenues were $18.1 million, representing an increase of $0.9 million from the same period in 2004.

Our slot revenues for the 2005 period improved due to higher licensing revenues from our intellectual property and content. This increase was partially offset by a lower installed base and win per unit for slot contracts under daily license fee arrangements, due to increased competition and delays in our approval for Ticket-In Ticket-Out in Nevada. Table games revenues also increased in the first six months of 2005 compared to the same period in 2004 primarily due to higher license fee revenues from our table games content.

Product sales. Product sales revenues consist primarily of sales of interior signage and related electronic components. Effective May 2, 2005, we sold our interior sign division to MSG Acquisitions, LLC. Accordingly, product sales after this date include electronic components only. Product sales decreased to $14.4 million in the first half of 2005 from $20.3 million for the comparable 2004 period, reflecting the sale of the interior sign division. Excluding revenues from the interior sign division, our product revenues declined slightly to $9.1 million for the first half of 2005 from $9.7 million in 2004 due primarily to lower electronics sales in our international divisions.

Systems. Systems revenues are primarily comprised of software, hardware and support services. Systems revenues increased significantly in the six months ended June 30, 2005 to $9.7 million from $7.0 million in the same period in 2004. Strong demand for our TableLink® and CasinoLink® products was the primary reason for the significant increase. We anticipate the demand for these products to continue in the second half of 2005 as we continue to enhance these products and offer expanded solutions for slot and table management.

Gross Margins. Our gross margins were 57% for the first half of 2005 compared to 53% in the prior year period. The increase in margins is a result of the transformation of our business from lower margin manufacturing to high margin software and content. We expect our margins to continue to increase as we further transition our business model.

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2005	2004
Total revenue	$42,199	$44,418
Cost of revenue	18,058	20,822

Gross profit	24,141	23,596
SG&A expense	13,057	12,734
Slot rent expense	—	1,056
R&D expense	3,735	3,029
Depreciation and amortization	2,453	5,174
Net gain on disposition of non-core assets	(2,536)	—

	16,709	21,993

Income from operations	7,432	1,603
Interest expense	(4,588)	(4,923)
Other income, net	—	28

Income (loss) before income tax provision	2,844	(3,292)
Income tax provision	—	(9)

Net income (loss)	$2,844	$(3,301)

Net income (loss) per fully-diluted share	$0.11	$(0.15)

Selling, general and administrative expense (“SG&A”). SG&A increased by approximately 3% during the six months June 30, 2005 compared to the 2004 period. Excluding the interior sign division, SG&A increased 12% from $11.8 million in 2005 compared to $10.5 in 2004. The increase was primarily attributable to additional legal, compliance, human resource costs. During the second quarter of 2005, we recorded expenses related to transforming our business to a technology and content provider.

Slot rent expense. Slot rent expense is the use of operating leases to finance the purchase and placement of slot machines. As of March 31, 2005, all of our slot leases have expired or were terminated.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. We have continued to invest in new product development, including new games to be developed for licensing to third parties, as well as next generation player tracking and controller technology. Our R&D spending increased by 24% during the six months ended June 30, 2005 over the comparable 2004 period primarily due to our increased focus on developing game content licensed to third parties.

Depreciation and amortization. Depreciation and amortization decreased by 53% in the six months ended June 30, 2005 compared to the prior year period due primarily to the repositioning of our existing slot machine platform. Depreciation in 2005 was also lower due to an increase in fully-depreciated assets since 2004.

Net gain on disposition of non-core assets. During the second quarter of 2005, we completed two key strategic transactions. We completed the sale of the interior sign division, which resulted in a gain of approximately $7.4 million including transaction costs. Additionally, the Company commenced the process of repositioning its existing slot machine platform to focus on central-server based games and third party content development. In connection with this repositioning, the Company entered into an asset purchase agreement to sell certain non-gaming slot hardware related to its existing platform. The completion of the asset purchase is subject to certain conditions, including the buyer’s ability to obtain the necessary licensing and the buyer’s ability to purchase other gaming assets to be used in connection with the hardware. In connection with the repositioning, the Company recorded an impairment charge of $4.9 million equal to the amount by which the carrying value exceeded fair value determined by the selling price.

Interest expense. Interest expense decreased to $4.6 million in the six month period ended June 30, 2005 from $4.9 million in the same period in 2004 due to a slightly lower long-term debt in 2005 as compared to 2004.

Income taxes. During the six months ended June 30, 2005, the Company did not record an income tax provision due to the Company’s utilization of previously reserved net operating loss carryforwards. During the three months ended June 30, 2004, we recorded a nominal tax provision related to foreign operations. The tax benefit generated from domestic operations for the 2004 period was fully reserved.

Earnings (loss) per share. Fully diluted earnings per share for the first half of 2005 was $0.11 compared to a loss of $0.15 in the prior year comparable period. Excluding the interior sign division, earnings per fully-diluted share was $0.11 compared to a loss of $0.24 in the prior year period. Our weighted average share count increased from 2004 principally due to the exercise of stock options and warrants. Dilutive stock options have not been included in the computations of diluted net loss per share for 2004 as their effect would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2005, our working capital increased to $31.5 million compared to $19.2 million at December 31, 2004. This working capital increase was due principally to increases in our cash on hand from the sale of the interior sign division in May 2005 and increases in our current assets due to prepayments for development and advances to VirtGame under the working capital facility. Our current liabilities also decreased in June 2005 compared to December 2004, due to improvements in our accounts payable aging and due to the payment of accrued interest in the second quarter of 2005.

Cash used in operating activities was approximately $16.0 million for the six months ended June 30, 2005. The significant components that contributed to this amount include increases in prepaid development costs, advances to VirtGame under our working capital facility, improvements to our trade accounts payable aging and the payment of our semi-annual interest in April 2005.

Cash provided by investing activities of approximately $6.6 million during the six months ended June 30, 2005 included the sale of our interior sign division, which generated net cash proceeds of approximately $11.1 million. This amount was offset by capital expenditures of $0.7 million and investments in intellectual property of $3.5 million, including our investment in a master global license from Magellan Technologies.

Cash provided by financing activities was $9.1 million in the first half of 2005. These positive cash inflows were principally the result of proceeds from the exercise of our stock options and warrants.

Commitments and Contingencies

In June 2005 the Company signed an agreement to terminate a lease (and related sublease) of a building located in Las Vegas. As a result of the termination, the Company was released of all future lease payments over the remaining term of the lease, the total of which was $5 million. The Company was also released of the requirement to maintain in escrow a $1.1 million letter of credit securing future rent payments.

Capital Expenditures and Other

During the six months ended June 30, 2005, the Company spent approximately $0.7 million for purchases of property and equipment. We expect our capital spending levels to increase slightly in the second half of 2005 from investments in equipment and systems for our operations.

On May 2, 2005, CapitalSource Finance LLC (“CapSource”) accepted an assignment of the Loan and Security Agreement (the “Loan Agreement”) between the Company and Wells Fargo Foothill, Inc. (“WFF”). On the same date, the Company consented to the assignment of the Loan Agreement to CapSource, released WFF from any claims it may have against WFF, and entered into an Amendment Number 6 (the “Amendment”) of the Loan Agreement. Under the terms of the Amendment, all of the basic provisions of the Loan Agreement remain substantially the same, including the nature of the collateral, an interest rate based on the 30-day LIBOR plus 3% and, upon the amendment and restatement of the Loan Agreement described below, the Company’s right to borrow up to $17.5 million subject to a borrowing base formula.

Share Repurchase Plan

On August 13, 2002 the Company’s Board of Directors authorized the purchase of up to $2.0 million of the Company’s common stock. The purchases will be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. During the second quarter of 2005, the Company repurchased approximately 37,000 shares to satisfy tax obligations incurred by certain executives pursuant to the Company’s restricted share program. Through June 30, 2005, the Company has purchased approximately 254,000 treasury shares at a cost of $1.3 million.

Risk Factors -

You should consider carefully the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Risks Related to Our Business Operations

If we are unable to develop or introduce innovative products that receive regulatory approval, gain market acceptance and satisfy consumer preferences, our current and future revenues will be adversely affected.

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

By way of example, Hasbro declined to renew the Yahtzee ® brand with us as of December 15, 2004. While we are confident that we will be able to replace this content prior to the timed contractual requirement to remove these devices from the field (currently November 15, 2005), our failure to do so could materially affect our future revenues.

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

On June 30, 2005, our total outstanding debt was approximately $65 million. In addition to this existing debt, we may incur additional debt in the future. Substantial debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on the value of the Company as follows:

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

During the quarter ended June 30, 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s financial reporting.

MIKOHN GAMING CORPORATION

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings

The Company was sued by Mark Spur and related plaintiffs in a case filed on March 23, 2003 in State District Court, Douglas County, Nevada. A settlement agreement was reached in this matter in June 2005.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On February 18, 2005, we issued an aggregate of 71,635 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $5.875375 per share, for an aggregate exercise price paid to us of $420,882.49. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (“Section 4(2)”).

On March 22, 2005, we issued an aggregate of 7,600 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $58,520. For this issuance, we relied on the exemption provided by Section 4(2).

On March 30, 2005, we issued an aggregate of 151,526 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $5.875375 per share, for an aggregate exercise price paid to us of $890,272.07. For this issuance, we relied on the exemption provided by Section 4(2).

On May 17, 2005, we issued an aggregate of 661,385 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $5.875375 per share, for an aggregate exercise price paid to us of $3,885,884.89. For this issuance, we relied on the exemption provided by Section 4(2).

On June 16, 2005, we issued an aggregate of 245,000 shares of our common stock to two holders of our outstanding warrants upon those holders’ cash exercise of the warrants. The warrants had an exercise price of $5.875375 per share, for an aggregate exercise price paid to us of $1,439,467. For this issuance, we relied on the exemption provided by Section 4(2).

On June 20, 2005, we issued an aggregate of 100,900 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $776,930. For this issuance, we relied on the exemption provided by Section 4(2).

On June 22, 2005, we issued an aggregate of 73,017 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $5.875375 per share, for an aggregate exercise price paid to us of $429,002.25. For this issuance, we relied on the exemption provided by Section 4(2).

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its Annual Stockholders Meeting on June 22, 2005, and three matters were voted upon. A description of each matter and tabulation of votes are as follows:

1. The following two Class 1 directors were elected to hold office until the 2008 Annual Meeting of Stockholders or until their successors are elected and qualified:

Director	Votes For	Votes Withheld
Peter G. Boynton	18,648,453	842,003
Russel H. McMeekin	18,299,440	1,191,016

The following individuals’ term of office as a director continued after the meeting: James E. Meyer, Douglas M. Todoroff, Terrance W. Oliver and Rick L. Smith.

2. The Company’s 2005 Equity Incentive Plan was approved. The voting for the proposal was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
10,304,063	2,474,183	10,774	6,701,436

3. The Company’s Director Stock Option Plan, as amended, was approved. The voting for the proposal was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
10,624,696	2,147,772	16,552	6,701,436

Item 6 – Exhibits

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.3	Certificate of Designation, Rights, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant, incorporated by reference to Exhibit A of Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000.

4.1	Rights Agreement dated as of June 14, 1999 between the Registrant and U.S. Stock Transfer Corporation, as the Rights Agent, incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000.

4.2	Form of Warrant, dated October 22, 2003, incorporated by reference to Exhibit 4.2 of the Company’s registration statement on Form S-3 dated January 9, 2004

4.3	Warrant Agreement, dated August 22, 2001, by and among the Registrant and Firstar Bank, N.A., incorporated by reference to Exhibit 4.6 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.4	Indenture, dated as of August 22, 2001, by and among the Registrant, Firstar Bank, N.A. and the Guarantors, incorporated by reference to Exhibit 4.8 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.5	Guarantee, dated August 22, 2001, by and among the Guarantors named therein, incorporated by reference to Exhibit 4.9 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.6	Pledge and Security Agreement, dated August 22, 2001, by and among the Registrant, Firstar Bank, N.A. and the Guarantors named therein, incorporated by reference to Exhibit 4.10 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.7	Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated as of August 22, 2001, by and among the Registrant, Stewart Title of Nevada and Firstar Bank, N.A., incorporated by reference to Exhibit 4.11 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.8	Trademark Security Agreement, dated as of August 22, 2001, by and between the Registrant and Firstar Bank, N.A., incorporated by reference to Exhibit 4.12 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.9	Patent Security Agreement, dated as of August 22, 2001, by and between the Registrant and Firstar Bank, N.A., incorporated by reference to Exhibit 4.13 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.10	Copyright Security Agreement, dated as of August 22, 2001, by and between the Registrant and Firstar Bank, N.A., incorporated by reference to Exhibit 4.14 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

10.14	Asset Purchase Agreement, dated as of May 2, 2005, by and between the Registrant and MSG Acquisition, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

MIKOHN GAMING CORPORATION, Registrant

By:	/s/ MICHAEL A. SICURO
Michael A. Sicuro
Executive Vice President, Treasurer and Chief Financial Officer (on behalf of the Registrant and as principal financial and accounting officer) August 9, 2005