Form 10-Q
period 2005-09-30
MIKOHN GAMING CORP
filed 2005-11-09
CIK 912241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______ to ______
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
YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

37,797,767	as of	November 9, 2005

(Amount Outstanding)		(Date)

MIKOHN GAMING CORPORATION

MIKOHN GAMING CORPORATION
PART I — FINANCIAL INFORMATION
Item 1. — Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
(Amounts in thousands, except per share amounts)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,150	$12,305
Accounts receivable, net of allowance for doubtful accounts of $703 and $900	12,739	14,300
Contract sales receivable, net of allowance for doubtful accounts of $1,529 and $1,529	8,902	2,462
Inventories, net of reserves of $1,147 and $1,332	11,247	10,276
Prepaid expenses	11,743	2,572
Deferred tax asset	3,313	3,313

Total current assets	56,094	45,228

Contract sales receivable, net	544	1,075

Property and equipment, net	3,516	9,975
Intangible assets, net	54,274	54,153
Goodwill	5,548	2,860
Other assets	7,069	4,229

Total assets	$127,045	$117,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,425	$9,832
Customer deposits	1,304	3,047
Current portion of long-term debt and notes payable	292	368
Accrued liabilities	10,169	9,997
Short-term borrowings	3,000	—
Deferred revenues and license fees	3,025	2,781

Total current liabilities	26,215	26,025

Long-term debt and notes payable, net of unamortized discount of $1,508 and $1,895	63,521	63,170
Other long-term liabilities	62	1,970
Deferred tax liability	16,114	16,114

Total liabilities	105,912	107,279

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized 24,591,687 and 22,498,149 shares issued and outstanding	2,459	2,250
Additional paid-in capital	127,820	116,932
Other comprehensive loss	(778)	(145)
Accumulated deficit	(107,042)	(107,903)

Subtotal	22,459	11,134
Less treasury stock, 254,174 and 217,698 shares, at cost	(1,326)	(893)

Total stockholders’ equity	21,133	10,241

Total liabilities and stockholders’ equity	$127,045	$117,520

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2005	2004	2005	2004
Revenues:
Slot and table games	$9,689	$12,631	$27,782	$29,803
Interior signage	—	4,894	5,252	15,484
Systems	9,648	8,155	28,502	24,811

Total revenues	19,337	25,680	61,536	70,098

Cost of revenues:
Slot and table games	3,563	3,354	9,578	8,504
Interior signage	—	2,886	3,832	9,186
Systems	5,212	4,305	13,423	13,680

Total cost of revenues	8,775	10,545	26,833	31,370

Gross profit	10,562	15,135	34,703	38,728

Selling, general and administrative expense	7,497	7,643	20,554	20,378
Slot rent expense	—	94	—	1,149
Research and development	2,003	1,492	5,738	4,520
Depreciation and amortization	865	1,985	3,318	7,160
Net gain on disposition of non-core assets	—	—	(2,536)	—

	10,365	11,214	27,074	33,207

Operating income	197	3,921	7,629	5,521

Interest expense	(2,180)	(2,398)	(6,768)	(7,320)
Other income, net	—	66	—	95

Income (loss) before income tax provision	(1,983)	1,589	861	(1,704)

Income tax provision	—	—	—	(9)

Net income (loss)	$(1,983)	$1,589	$861	$(1,713)

Weighted average common shares:
Basic	24,507	21,830	23,370	21,779

Diluted	24,507	22,006	26,162	21,779

Earnings (loss) per share:
Basic	$(0.08)	$0.07	$0.04	$(0.08)

Diluted	$(0.08)	$0.07	$0.03	$(0.08)

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months ended
	September 30,		September 30,
(Amounts in thousands)	2005	2004	2005	2004
Net income (loss)	$(1,983)	$1,589	$861	$(1,713)

Other comprehensive income:
Foreign currency translation gain (loss)	61	(15)	(633)	(150)

Comprehensive income (loss)	$(1,922)	$1,574	$228	$(1,863)

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2005	2004
Cash flows from operating activities:
Net income (loss)	$861	$(1,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,321	5,705
Amortization	997	1,455
Provision (recovery) for bad debts	(22)	187
Provision for obsolete inventory	(32)	—
Amortization of debt discount and debt issue costs	809	1,182
Net (gain) loss on disposition of property and equipment	60	(20)
Net gain on disposition of non-core assets	(2,536)	—
Other	273	157
Changes in assets and liabilities:
Accounts receivable	(1,331)	(1,210)
Notes and installment sales receivable	(5,443)	(3,106)
Inventories	(2,664)	(2,312)
Other assets	(13,193)	(269)
Trade accounts payable	(663)	1,639
Accrued expenses	(580)	2,062
Other liabilities	(1,893)	3,511

Net cash (used in) provided by operating activities	(23,036)	7,268

Cash flows from investing activities:
Purchase of property and equipment	(1,247)	(583)
Purchase of inventory leased to others	(610)	(2,789)
Proceeds from the sale of property plant & equipment	—	68
Proceeds from the sale of the interior sign division	11,402	—
Increase in intangible assets	(3,945)	—

Net cash provided by (used in) investing activities	5,600	(3,304)

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	(67)	(92)
Principal payments on capital leases	(46)	(515)
Principal payments of deferred license fees	—	(397)
Purchase of treasury stock	(433)	—
Proceeds from short-term borrowings	3,000	—
Proceeds from issuance of common stock	10,827	537

Net cash provided by (used in) financing activities	13,281	(467)

Increase (decrease) in cash and cash equivalents	(4,155)	3,497

Cash and cash equivalents, beginning of period	12,305	8,683

Cash and cash equivalents, end of period	$8,150	$12,180

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)—(Continued)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2005	2004
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$4,337	$4,076

Federal and state income taxes	$154	$22

See notes to unaudited consolidated financial statements.

MIKOHN GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. GENERAL
     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at September 30, 2005, and the results of its operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.
     Certain items reported in the prior year have been reclassified to follow the Company’s current reporting practice. Additionally, all intercompany activities have been eliminated.
     Amounts disclosed in the accompanying footnote tables are shown in thousands except per share amounts, while amounts included in text are disclosed in actual amounts.
2. ACQUISITIONS / DIVESTITURES
     In December 2004, the company entered into a strategic transaction to enhance its table games and table systems products. The Company acquired the table games management system, PitTrak®, including its existing customer base from Hotel Systems Pty, Ltd. of Sydney, Australia. PitTrak® has a similar functionality as the Company’s TableLink® product and provides the Company with an existing installed base of over 400 tables and access to sell its management solutions worldwide. The Company also purchased patents related to player card image based recognition (IBR) and licensed the exclusive rights to develop and distribute an IBR card recognition shoe.
     The Company also signed a definitive agreement in February 2005 to acquire VirtGame Corp. (VirtGame), a provider of open architecture gaming software primarily focused on the delivery of a central-server based slot games and centrally managed sports betting. The Company also provided VirtGame with a secured credit facility of $2.5 million to bridge their operations until completion of the acquisition. The acquisition of VirtGame was completed on October 7, 2005. The Company will issue 1,758,498 shares of its common stock, in exchange for all of the outstanding shares of VirtGame’s common and preferred stock, as well as shares issuable in the future upon the exercise of VirtGame options and warrants.
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
     In June 2005, the Company entered into an exclusive global master license with Magellan Technology Pty, Ltd. of Australia for Magellan’s rights to the next generation RFID reader tag and related intellectual property for any gaming applications worldwide. The Company also entered into an agreement to purchase a minority equity investment in Magellan.
     On September 6, 2005, the Company signed a definitive agreement to acquire EndX Group Ltd., or EndX, a global gaming management systems software company headquartered in the United Kingdom, for $27 million in cash. EndX has been one of the Company’s key strategic partners for over three years. The EndX Intelligence Product Suite is currently installed in over 175 gaming centers in over 20 countries worldwide, including centers operated by the three major gaming operators located in the United Kingdom.

MIKOHN GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
3. SIGNIFICANT ACCOUNTING POLICIES
     Cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company on occasion places its cash and cash equivalents in money market instruments with high quality institutions. At September 30, 2005, the Company did not have any deposits with high quality institutions in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions.
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
     During the second quarter of 2005, the Company commenced the process of repositioning its existing slot machine platform to focus on central-server based games and third party content development. In connection with this repositioning, the Company entered into an asset purchase agreement to sell certain non-gaming slot hardware related to its existing platform. The completion of the asset purchase is subject to certain conditions, including the buyer’s ability to obtain the necessary licensing and the buyer’s ability to purchase other gaming assets to be used in connection with the hardware. In connection with the repositioning, the Company recorded an impairment charge of during the second quarter of 2005 of $4.9 million equal to the amount by which the carrying value exceeded fair value determined by the selling price.
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

MIKOHN GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Deferred revenues and license fees. Deferred revenues and license fees consist primarily of payments received by the Company under the August 2004 license and development agreement with IGT.
     Customer deposits and product sales recognition. Deposit liabilities represent amounts collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed.
     Software development capitalization. The Company previously capitalized costs related to the development of certain software products that meet the criteria under SFAS No. 86 — “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company did not capitalize any costs during the nine months ended September 30, 2005 and 2004.
     Advance Royalties. The Company pays advance royalties for game content and game license rights. Such payments are deferred and recognized as a cost when the royalties are earned.
     Other assets. Other long term assets primarily represent payments for investments in intellectual property of $3.6 million and $0, unamortized loan fees related to the Senior Secured Notes and working capital revolving line of credit of approximately $2.2 million and $2.5 million, and security deposits for building and equipment leases of approximately $0.7 million and $1.7 million at September 30, 2005 and December 31, 2004, respectively.
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
     The leasing of proprietary table games to customers occurs under signed lease agreements. Table game lease contracts are typically for a 12-36 month period with a 30-day cancellation clause. The lease revenue is recognized on a monthly basis.
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
     Sales of products, including sales of interior signage and sales of slot machine hardware purchased or leased by us, are executed by a signed contract or customer purchase order. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. If the agreement calls for Mikohn to perform an installation after delivery, revenue related to the installation is recognized when the installation has been completed and accepted by the customer.

MIKOHN GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Royalty and license fee arrangements are evidenced by a signed contract and are recognized over the term of the arrangement, as royalties are earned or in a manner consistent with the earnings process.
     Systems revenues are primarily comprised of software, hardware, electronics and support services. Sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine and table game activity and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with SOP 97-2. System sales are considered multiple element arrangements because they include hardware, software, installation, training and post-sale customer support. System sales are evidenced by a signed contract or purchase order. Follow-up spare parts and hardware-only sales are evidenced by a purchase order. Revenue for system sales is recognized when: (i) there is a signed contract with a fixed determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered, installed, training has been completed and acceptance has occurred. Not all systems contracts require installation or training. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and perform the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.
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
     Stock-based compensation. At September 30, 2005, the Company had stock-based employee and director compensation plans. The Company accounts for those plans in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2005	2004	2005	2004
Net income (loss), as reported	$(1,983)	$1,589	$861	$(1,713)
Add: Stock-based compensation expense	34	90	34	189
Deduct: Total stock-based employee expense determined under fair value method	(842)	(316)	(1,916)	(1,025)

Pro forma net income (loss)	$(2,791)	$1,363	$(1,021)	$(2,549)

Earnings (loss) per share:
As reported -
Basic	$(0.08)	$0.07	$0.04	$(0.08)
Diluted	$(0.08)	$0.07	$0.03	$(0.08)
Pro forma -
Basic	$(0.11)	$0.06	$(0.04)	$(0.12)
Diluted	$(0.11)	$0.06	$(0.04)	$(0.12)

MIKOHN GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
     Guarantees. In November 2002, the FASB issued FIN No. 45, (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN No. 34 — which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would result in immaterial increases in future costs, and do not represent significant or contingent liabilities of the indebtedness of others.
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
     Fair values of financial instruments. In accordance with reporting and disclosure requirements of the Statement of Financial Accounting Standards (“SFAS”) No. 107 — “Disclosures about Fair Values of Financial Instruments”, the Company calculates the fair value of financial instruments and includes this information in the Company’s Notes to Consolidated Financial Statements when the fair value is materially different than the book value of those financial instruments. When fair value is equal to book value, no disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved.
     Recently issued accounting standards. The Company adopted Statement of Financial Accounting Standards No. 153 “Exchanges of Non-Monetary Assets” (FASB 153) for the quarter ended September 30, 2005. FASB 153 addresses the measurement for the exchange of non-monetary assets. In September 2005, the Company entered into separate transactions involving the licensing of intellectual property and content. The first involved the license of Company’s legacy slot operating system of which the Company had previously acquired a portion of the rights to, made significant modifications and enhancements and obtained regulatory approval in numerous jurisdictions. The second transaction involved obtaining the rights to execute such license of this software from the current owner. The third was the acquisition of unique intellectual property content primarily for use in the Company’s server-based wagering growth initiative from the service provider that the slot operating system was licensed to. These transactions were accounted for as non-monetary exchanges in accordance with FASB 153 and have been recorded at cost in the accompanying consolidated balance sheets.
4. RECEIVABLES AND INVENTORY
     The following provides additional disclosure for selected balance sheet accounts:
     Accounts receivable and contract sales receivable at September, 2005 and December 31, 2004 consist of the following:

MIKOHN GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30,	December 31,
	2005	2004
(Amounts in thousands)	(Unaudited)
Accounts receivable:
Trade receivables	$13,442	$15,200
Less: allowance for bad debts	(703)	(900)

	$12,739	$14,300

Contract sales receivable:
Contract sales receivable	$10,975	$5,066
Less: allowance for bad debts	(1,529)	(1,529)

	$9,446	$3,537

     Inventories at September 30, 2005 and December 31, 2004 consist of the following:

	September 30,	December 31,
	2005	2004
(Amounts in thousands)	(Unaudited)
Inventories:
Raw materials	$7,517	$7,651
Finished goods	4,814	3,618
Work-in-progress	63	339

Subtotal	12,394	11,608
Reserve for obsolete inventory	(1,147)	(1,332)

Total	$11,247	$10,276

5. GOODWILL AND OTHER INTANGIBLE ASSETS
     In accordance with SFAS No. 142 and SFAS No. 144, management monitors intangible assets for impairment on a periodic basis. On an annual basis, unless circumstances indicate impairment may have occurred between annual dates, management performs an impairment analysis of goodwill and its indefinite life intangible assets. On a quarterly basis, management reviews definite life intangible assets to determine if the carrying values of intangible assets are impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable. A third party valuation of goodwill and the indefinite life asset as of September 30, 2005, indicated no impairment.
     The net carrying value of goodwill and other intangible assets as of September 30, 2005 is comprised of the following:

	Net Amount Allocated by Segment
	Slot and
(Amounts in thousands)	Table Games	Systems	Corporate	Total
Goodwill	$2,470	$3,078	—	$5,548
Indefinite life intangible asset
(perpetual license)	50,532	—	—	50,532
Definite life intangible assets (see detail below)	1,971	101	1,670	3,742

Total	$54,973	$3,179	$1,670	$59,822

     The net carrying value of goodwill ($5.5 million) as of September 30, 2005, is included in the geographic operations of North America ($2.4 million) and Australia / Asia ($3.1 million).

MIKOHN GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Definite life intangible assets as of September 30, 2005, subject to amortization, are comprised of the following:

	Gross Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patent / trademark rights	$11,378	$(8,729)	$2,649
Covenants not to compete	377	(377)	—
Software development costs	2,154	(1,635)	519
Proprietary rights / other	1,079	(505)	574

Total	$14,988	$(11,246)	$3,742

     Amortization expense for definite life intangible assets was approximately $0.4 million and $1.2 million compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2005 and 2004, respectively.
6. LONG-TERM DEBT AND SHORT-TERM BORROWINGS
On May 2, 2005, CapitalSource Finance LLC (“CapSource”) accepted an assignment of the Loan and Security Agreement (the “Loan Agreement”) between the Company and Wells Fargo Foothill, Inc. (“WFF”). On the same date, the Company consented to the assignment of the Loan Agreement to CapSource, released WFF from any claims it may have against WFF, and entered into an Amendment Number 6 (the “Amendment”) of the Loan Agreement. Under the terms of the Amendment, all of the basic provisions of the Loan Agreement remain substantially the same, including the nature of the collateral, an interest rate based on the 30-day LIBOR plus 3% and, upon the amendment and restatement of the Loan Agreement described below, the Company’s right to borrow up to $17.5 million subject to a borrowing base formula. The Company has extended its current bank credit facility with CapSource through December 15, 2005. The Company is in the process of amending and restating or replacing the credit facility.
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

8. EARNINGS (LOSS) PER SHARE
The following table provides a reconciliation of basic and diluted earnings (loss) per share:

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended September 30, 2005:
Net income	$(1,983)	$(1,983)

Weighted average shares	24,507	24,507

Per share amount	$(0.08)	$(0.08)

For the three months ended September 30, 2004:
Net income	$1,589	$1,589

Weighted average shares	21,830	22,006

Per share amount	$0.07	$0.07

For the nine months ended September 30, 2005:
Net income	$861	$861

Weighted average shares	23,370	26,162

Per share amount	$0.04	$0.03

For the nine months ended September 30, 2004:
Net loss	$(1,713)	$(1,713)

Weighted average shares	21,779	21,779

Per share amount	$(0.08)	$(0.08)

Dilutive stock options and warrants of approximately 2.5 million for the three months ended September 30, 2005 have not been included in the computation of diluted net loss per share as their effect would be antidilutive. Dilutive stock options and warrants of approximately 193,000 for the nine months ended September 30, 2004 have not been included in the computation of diluted net loss per share as their effect would be antidilutive.
9. RELATED PARTY TRANSACTIONS
     Included in other selling, general and administrative expenses in the Consolidated Statement of Operations for the nine months ended September 30, 2004 is approximately $0.5 million of employee severance costs which primarily was due to the separation of the Company’s former CFO.
10. SUBSEQUENT EVENTS
     On November 4, 2005, the Company entered into an underwriting agreement to sell approximately 8.5 million shares of its common stock (including the underwriters’ over-allotment option) in a follow-on equity offering. The sale of shares is expected to result in net proceeds to the Company of approximately $71.4 million. The proceeds are expected to be used to fund the redemption of up to $65 million in face value of our outstanding 11.875% Senior Secured Notes due 2008, fund strategic developments and acquisitions, including the acquisition of EndX, provide working capital and for other general corporate purposes. The sale of the shares closed on November 9, 2005.
11. SEGMENT REPORTING
     With the completion of the interior sign division sale and the repositioning of the business to be content and technology focused, the Company has revised its segment reporting to more closely reflect the manner in which the business is managed. The Company will no longer report a product sales segment, which previously included interior casino signage and electronic components used in progressive jackpot, mystery systems and gaming machines. The revenues from the electronic components are now reported as part of the Company’s systems segment. Historical operations of the interior signage division, which was sold in the second quarter of 2005, are separately reported. All prior period amounts have been restated to conform with the current period presentation.
     The Company’s business consists of two reportable segments: (i) slot and table games, and (ii) systems. These business units offer different products and services. With respect to these segments, the Company evaluates performance and allocates resources based upon profit or loss from operations before income taxes.
     The table and slot games segment develops, acquires, licenses and distributes proprietary and non-proprietary branded and non-branded table and slot games. The Company leases its table and slot games and licenses its content to customers in exchange for recurring revenue consisting of (i) fixed periodic fees, (ii) a percentage of the “net win” (“net win” produced by a gaming device is defined as the gross revenue minus all jackpots, payouts and any approved claims) of the gaming devices for our more popular titles or (iii) license fees for any proprietary slot game content provided to third parties for use on their game hardware.
     The systems business segment consists of the license of the Company’s management and progressive jackpot and mystery systems. These systems enable casinos to track the wagers placed by both table and slot players as well as accurately account for the performance of each table and slot game. These systems also enable casinos to implement their own progressive jackpots and bonusing. Systems revenues are primarily comprised of software, hardware and support services, which comprise both upfront payments as well as recurring fees based on the total number of gaming devices under management.
     Previously, the interior signage segment, which was sold in the second quarter of 2005, manufactured and sold interior casino signage and related products.

MIKOHN GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
     Business segment information for the three and nine months ended September 30, 2005 and 2004 consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)
Business Unit Segments	2005	2004	2005	2004
Revenues:
Slot and table games	$9,689	$12,631	$27,782	$29,803
Interior signage	—	4,894	5,252	15,484
Systems	9,648	8,155	28,502	24,811

Total	$19,337	$25,680	$61,536	$70,098

Operating income/(loss):
Slot and table games	$253	$3,438	$4,694	$3,574
Interior signage	—	204	2	604
Systems	(56)	279	2,933	1,343

Total	$197	$3,921	$7,629	$5,521

Depreciation and amortization
Slot and table games	$669	$1,591	$2,489	$5,874
Interior signage	—	187	322	590
Systems	196	207	507	696

Total	$865	$1,985	$3,318	$7,160

     The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and nine months ended September 30, 2005 and 2004 consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)
Geographic Operations	2005	2004	2005	2004
Revenues:
North America	$14,625	$22,239	$50,226	$60,291
Australia / Asia	1,095	1,317	4,887	3,555
Europe	3,617	2,124	6,423	6,252

Total	$19,337	$25,680	$61,536	$70,098

Operating income (loss):
North America	$(1,288)	$3,747	$5,411	$5,768
Australia / Asia	236	253	2,017	(106)
Europe	1,249	(79)	201	(141)

Total	$197	$3,921	$7,629	$5,521

Depreciation and amortization
North America	$784	$1,933	$3,060	$7,011
Australia / Asia	51	19	158	50
Europe	30	33	100	99

Total	$865	$1,985	$3,318	$7,160

MIKOHN GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
12. GUARANTOR FINANCIAL STATEMENTS
     The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2005
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
ASSETS
Current assets:
Cash	$4,412	$—	$3,738	$—	$8,150
Accounts and contract sales receivable, net	10,094	7,920	3,627	—	21,641
Inventories, net	6,042	4,032	1,173	—	11,247
Other current assets	14,038	609	409	—	15,056

Total current assets	34,586	12,561	8,947	—	56,094
Property and equipment, net	2,989	16	511	—	3,516
Goodwill and intangible assets	53,228	3,415	3,179	—	59,822
Investments in subsidiaries	24,308	—	—	(24,308)	—
Other assets	6,968	667	(22)	—	7,613

Total assets	$122,079	$16,659	$12,615	$(24,308)	$127,045

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$30,355	$(6,336)	$2,196	$—	$26,215
Intercompany transactions	(9,104)	—	9,104	—	—

Total current liabilities	21,251	(6,336)	11,300	—	26,215

Long-term debt, net	63,491	—	30	—	63,521
Other liabilities, long term	62	—	—	—	62
Deferred tax liability	16,114	—	—	—	16,114

Stockholders’ equity (deficit)	21,161	22,995	1,285	(24,308)	21,133

Total liabilities and stockholders’ equity (deficit)	$122,079	$16,659	$12,615	$(24,308)	$127,045

MIKOHN GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2004
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
ASSETS
Current assets:
Cash	$7,532	$1	$4,772	$—	$12,305
Accounts and contract sales receivable, net	12,126	2,259	2,377	—	16,762
Inventories, net	5,710	2,676	1,890	—	10,276
Intercompany transactions	5,624	3,034	—	(8,658)	—
Other current assets	2,536	3,081	268	—	5,885

Total current assets	33,528	11,051	9,307	(8,658)	45,228

Property and equipment, net	4,498	4,847	630	—	9,975
Goodwill and intangible assets	51,294	5,329	390	—	57,013
Investments in subsidiaries	14,764	—	—	(14,764)	—
Other assets	5,032	272	—	—	5,304

Total assets	$109,116	$21,499	$10,327	$(23,422)	$117,520

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$19,695	$4,463	$1,867	$—	$26,025
Intercompany transactions	—	—	8,658	(8,658)	—

Total current liabilities	19,695	4,463	10,525	(8,658)	26,025

Long-term debt, net	63,108	—	62	—	63,170
Other liabilities, long term	1,970	—	—	—	1,970
Deferred tax liability	14,102	2,012	—	—	16,114

Stockholders’ equity (deficit)	10,241	15,024	(260)	(14,764)	10,241

Total liabilities and stockholders’ equity (deficit)	$109,116	$21,499	$10,327	$(23,422)	$117,520

MIKOHN GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2005
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
Revenues	$7,743	$6,883	$4,711	$—	$19,337
Cost of sales	4,144	2,881	1,750	—	8,775
Selling, general and admin expenses	8,457	434	1,474	—	10,365
Net gain on disposition of non-core assets	—	—	—	—	—

Operating income (loss)	(4,858)	3,568	1,487		197

Equity in earnings of subsidiaries	5,053	—	—	(5,053)	—
Interest expense	(2,178)	—	(2)	—	(2,180)
Other income (expense), net	—	—	—	—	—

Income (loss) before income tax provision	(1,983)	3,568	1,485	(5,053)	(1,983)

Income tax provision	—	—	—	—	—

Net income (loss)	$(1,983)	$3,568	$1,485	$(5,053)	$(1,983)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2004
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
Revenues	$13,454	$9,191	$3,441	$(406)	$25,680
Cost of sales	6,251	2,620	2,080	(406)	10,545
Selling, general and admin expenses	7,467	2,560	1,187	—	11,214

Operating income (loss)	(264)	4,011	174	—	3,921

Equity in earnings of subsidiaries	4,243	—	—	(4,243)	—
Interest expense	(2,389)	(6)	(3)	—	(2,398)
Other income (expense), net	(1)	1	66	—	66

Income (loss) before income tax provision	1,589	4,006	237	(4,243)	1,589

Income tax provision	—	—	—	—	—

Net income (loss)	$1,589	$4,006	$237	$(4,243)	$1,589

MIKOHN GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2005
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
Revenues	$41,974	$12,445	$7,117	$—	$61,536
Cost of sales	10,354	10,328	6,151	—	26,833
Selling, general and admin expenses	24,145	2,552	2,913	—	29,610
Net gain on disposition of non-core assets	(2,536)	—	—	—	(2,536)

Operating income	10,011	(435)	(1,947)	—	7,629

Equity in earnings of subsidiaries	(2,384)	—	—	2,384	—
Interest expense	(6,766)	—	(2)	—	(6,768)
Other income (expense), net	—	—	—	—	—

Income (loss) before income tax provision	861	(435)	(1,949)	2,384	861

Income tax provision	—	—	—	—	—

Net income (loss)	$861	$(435)	$(1,949)	$2,384	$861

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2004
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
Revenues	$42,198	$19,614	$9,807	$(1,521)	$70,098
Cost of sales	18,972	7,444	6,475	(1,521)	31,370
Selling, general and admin expenses	19,325	9,738	3,580	—	32,643
Other expense / asset write-down	564	—	—	—	564

Operating income (loss)	3,337	2,432	(248)	—	5,521

Equity in earnings of subsidiaries	2,262	—	—	(2,262)	—
Interest expense	(7,277)	(33)	(10)	—	(7,320)
Other income (expense), net	(26)	52	69	—	95

Income (loss) before income tax provision	(1,704)	2,451	(189)	(2,262)	(1,704)

Income tax provision	(9)	—	—	—	(9)

Net income (loss)	$(1,713)	$2,451	$(189)	$(2,262)	$(1,713)

MIKOHN GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Nine Months Ended September 30, 2005
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
Net cash provided by (used in) operating activities	$(20,916)	$(4,690)	$2,570	$—	$(23,036)

Cash flows from investing activities:
Purchase of property and equipment	(1,047)	(131)	(69)	—	(1,247)
Purchase of inventory leased to others	—	(610)	—	—	(610)
Proceeds from sale of property and equipment	5,951	5,451	—	—	11,402
Increase in intangibles	(451)	(21)	(3,473)	—	(3,945)

Net cash provided by (used in) investing activities	4,453	4,689	(3,542)	—	5,600

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(51)	—	(62)	—	(113)
Proceeds from issuance of common stock	10,827	—	—	—	10,827
Proceeds from short-term borrowings	3,000	—	—	—	3,000
Purchase of treasury stock	(433)	—	—	—	(433)

Net cash provided by (used in) financing activities	13,343	—	(62)	—	13,281

Decrease in cash and cash equivalents	(3,120)	(1)	(1,034)	—	(4,155)
Cash and cash equivalents, beginning of period	7,532	1	4,772	—	12,305

Cash and cash equivalents, end of period	$4,412	$—	$3,738	$—	$8,150

MIKOHN GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Nine Months Ended September, 30, 2004
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
Net cash provided by (used in) operating activities	$4,639	$2,768	$(139)	$—	$7,268

Cash flows from investing activities:
Purchase of property and equipment	(345)	(168)	(70)	—	(583)
Purchase of inventory leased to others	(487)	(2,192)	(110)	—	(2,789)
Other	14	54	—	—	68

Net cash used in investing activities	(818)	(2,306)	(180)	—	(3,304)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(117)	(462)	(28)	—	(607)
Principal payments of deferred license fees	(397)	—	—	—	(397)
Proceeds from issuance of common stock	537	—	—	—	537

Net cash provided by (used in) financing activities	23	(462)	(28)	—	(467)

Increase (decrease) in cash and cash equivalents	3,844	—	(347)	—	3,497
Cash and cash equivalents, beginning of period	6,011	1	2,671	—	8,683

Cash and cash equivalents, end of period	$9,855	$1	$2,324	$—	$12,180

MIKOHN GAMING CORPORATION
Item 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Forward-looking statements speak only as of the date they are made. Readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and are urged to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See particularly our reports on Forms 10-K, 10-K/A, 10-Q and
8-K filed from time to time with the Securities and Exchange Commission.
GENERAL INFORMATION
     We develop, acquire and distribute table and slot game content as well as software products to meet the needs of gaming operators worldwide. Our business consists of two reportable segments:
•	Table and Slot Games. Our table and slot games segment develops, acquires, licenses and distributes proprietary and non-proprietary branded and non-branded table and slot games. We lease our table and slot games and license our content to customers in exchange for recurring revenue consisting of (i) fixed periodic fees, (ii) a percentage of the “net win” (“net win” produced by a gaming device is defined as the gross revenue minus all jackpots, payouts and any approved claims) of the gaming devices for our more popular titles or (iii) license fees for any proprietary slot game content provided to third parties for use on their game hardware.

•	Systems. Our systems segment consists of the license of our management and progressive jackpot systems. These systems enable casinos to track the wagers placed by both table and slot players as well as accurately account for the performance of each table and slot game. These systems also enable casinos to implement their own progressive jackpots. Systems revenues are primarily comprised of software, hardware and support services, which comprise both upfront payments as well as recurring fees based on the total number of gaming devices under management.
     Previously, our interior signage segment, which was sold in the second quarter of 2005, manufactured and sold interior casino signage and related products.
     Included in slot and table games and systems revenues are periodic license fees we receive for the license of intellectual property, software and content. Overall periodic license fees averaged approximately 25% of total revenues for the nine months ended September 30, 2005, and are one component of our nonrecurring revenue base.
     Amounts disclosed in the accompanying tables are shown in thousands except per share amounts, while amounts included in text are disclosed in actual amounts. All percentages reported are based on those rounded numbers.
     Effective May 2, 2005, we completed the sale of our interior sign division to MSG Acquisitions, LLC. Accordingly, no revenues and expenses related to signs, displays and slot glass are reflected in the results of operations subsequent to this date.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2005 and 2004
Revenues and cost of revenues:

(in thousands)	2005	2004
Revenues
Slot and table games	$9,689	$12,631
Interior signage	—	4,894
Systems	9,648	8,155

Total revenues	$19,337	$25,680

Cost of revenues:
Slot and table games	$3,563	$3,354
Interior signage	—	2,886
Systems	5,212	4,305

Total cost of revenues	$8,775	$10,545

Gross profit	$10,562	$15,135

     Slot and table games. Slot and table games revenues consist of: (i) lease fees, route income and royalties we receive from casinos who install our proprietary games, (ii) license fees we receive from third party manufacturers and distributors who incorporate our proprietary games and technology into their products.
     Revenues from our slot and table games business decreased $2.9 million during the third quarter of 2005 as compared to the third quarter of 2004. Periodic fees from licensing intellectual property and slot content were $4.7 million during the third quarter of 2005, a decrease of $0.8 million from the 2004 period. Slot and table games revenues also declined due to a reduction in the installed base of table games and legacy slot games under daily fee management. The win per day (“WPD”) for slots was approximately $21, while the WPD for tables declined to approximately $36 as a result of the mix of our new Texas Hold’em Bonus™ table game becoming a larger percentage of the installed base.
     Interior signage. Effective May 2, 2005, we completed the sale of our interior sign division to MSG Acquisitions, LLC. Accordingly, no revenues and expenses related to signs, displays and slot glass are reflected in the results of operations subsequent to this date.
     Systems. Systems revenues are primarily comprised of software, hardware, electronic components and support services. Systems revenues increased $1.5 million in the third quarter of 2005 compared with the third quarter of 2004 due to demand for our TableLink® and CasinoLink® products, and increased revenues from mystery systems and jackpot progressives.
     Gross Margins. Our margins decreased during the third quarter of 2005 compared to the third quarter of 2004 due to a higher fixed cost base relative to the revenues from our legacy slot game business as well as a higher proportion of hardware sales from slot and mystery systems and jackpot progressives, which carry lower gross margins relative to our licensing revenues. In addition, we had a higher than average amount of pass through hardware for our systems installations than in previous quarters, which also contributed to the decline in margins over the prior year period.
Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2005	2004
Total revenue	$19,337	$25,680
Cost of revenue	8,775	10,545

Gross profit	10,562	15,135

SG&A expense	7,497	7,643
Slot rent expense	—	94
R&D expense	2,003	1,492
Depreciation and amortization	865	1,985

Income from operations	197	3,921

Interest expense	(2,180)	(2,398)
Other income, net	—	66

Income (loss) before income tax provision	(2,180)	1,589
Income tax provision	—	—

Net income (loss)	$(1,983)	$1,589

Net income (loss) per fully-diluted share	$(0.08)	$0.07

     Selling, general and administrative expense (“SG&A”). SG&A expenses for the third quarter of 2005 decreased slightly from the third quarter of 2004 primarily due to reductions in headcount as a result of the sale of the interior sign division. This reduction in SG&A expenses was partially offset by increased legal costs.
     Slot rent expense. Slot rent expense is the use of operating leases to finance the purchase and placement of slot machines. As of March 31, 2005, all of our slot leases have expired or were terminated.
     Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. We continue to make significant investments in our R&D department as we transform our business to a technology and content provider. During the third quarter of 2005, we recorded R&D expense of $2.0 million compared to $1.5 million in the same period in 2004. We intend to increase our R&D spending during the remainder of 2005 as we continue focusing on achievement of our strategic development initiatives.
     Depreciation and amortization. Depreciation and amortization decreased by 56% from the comparable period in 2004. The year-over-year decline is primarily attributable to the repositioning of our existing slot machine platform and an increase in fully depreciated assets since 2004.
     Interest expense. Our interest expense primarily includes interest costs and amortization from our $65 million senior subordinated notes. Interest expense stayed consistent year-over-year due to consistent levels of long-term debt in both periods.
     Income taxes. During the three months ended September 30, 2005, the Company did not record an income tax provision due to the Company’s utilization of previously reserved net operating loss carryforwards. The tax benefit generated from domestic operations for 2004 was fully reserved.
     Earnings (loss) per share. During the third quarter of 2005, we incurred a loss per fully-diluted share of $0.08 compared to earnings of $0.07 in the prior year period based on weighted average diluted shares of approximately 25 million in 2005 and 22 million in 2004. Our weighted average share count increased from 2004 principally due to the exercise of stock options and warrants.
Nine Months Ended September 30, 2005 and 2004
Revenues and cost of revenues:

(Amounts in thousands)	2005	2004
Revenues
Slot and table games	$27,782	$29,803
Interior signage	5,252	15,484
Systems	28,502	24,811

Total revenues	$61,536	$70,098

Cost of revenues:
Slot and table games	$9,578	$8,504
Interior signage	3,832	9,186
Systems	13,423	13,680

Total cost of revenues	$26,833	$31,370

Gross profit	$34,703	$38,728

     Slot and table games. During the nine months ended September 30, 2005, our slot and table revenues were $27.8 million, representing a decrease of $2.0 million from the same period in 2004. Periodic fees from licensing intellectual property and slot content were $10.8 million during the nine months ended September 30, 2005, an increase of $4.0 million over the 2004 period. This increase was partially offset by decreases in slot and table games revenues resulting from a reduction in the installed base of table games and legacy slot games under daily fee arrangements, and lower WPD for tables due to the mix of our new Texas Hold’em Bonus™ table game becoming a larger percentage of the installed base.
     Interior signage. Effective May 2, 2005, we completed the sale of our interior sign division to MSG Acquisitions, LLC. Accordingly, no revenues and expenses related to signs, displays and slot glass are reflected in the results of operations subsequent to this date.
     Systems. Systems revenues increased by $3.7 million for the nine months ended September 30, 2005 compared to the same period in 2004, in part due to demand for our TableLink® and CasinoLink® products, and increased revenues from mystery systems and jackpot progressives. We anticipate the demand for these products to continue as we continue to enhance these products and offer expanded solutions for slot and table management. Systems licensing revenues were $2.7 million for the nine months ended September 30, 2005 compared to $0.8 million for the same period in 2004.
     Gross Margins. Our gross margins were 56% for the nine months ended September 30, 2005 compared to 55% in the prior year period. The increase in margins is a result of the transformation of our business from lower margin manufacturing to high margin software and content. We expect our margins to continue to increase as we further transition our business model.
Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2005	2004
Total revenue	$61,536	$70,098
Cost of revenue	26,833	31,370

Gross profit	34,703	38,728

SG&A expense	20,554	20,378
Slot rent expense	—	1,149
R&D expense	5,738	4,520
Depreciation and amortization	3,318	7,160
Net gain on disposition of non-core assets	(2,536)	—

Income from operations	7,629	5,521

Interest expense	(6,768)	(7,320)
Other income, net	—	95

Income (loss) before income tax provision	861	(1,704)
Income tax provision	—	(9)

Net income (loss)	$861	$(1,713)

Net income (loss) per fully-diluted share	$0.03	$(0.08)

     Selling, general and administrative expense (“SG&A”). SG&A increased by approximately 1% during the nine months ended September 30, 2005 compared to the 2004 period. Excluding the interior sign division, SG&A increased 13% to $19.3 million in 2005 compared to $17.1 in 2004. The increase was primarily attributable to additional legal, compliance, and human resource costs. During the second and third quarters of 2005, we recorded expenses related to transforming our business to a technology and content provider.

     Slot rent expense. Slot rent expense is the use of operating leases to finance the purchase and placement of slot machines. As of March 31, 2005, all of our slot leases have expired or were terminated.
     Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. We have continued to invest in new product development, including new games to be developed for licensing to third parties, as well as next generation player tracking and controller technology. Our R&D spending increased by 27% to $5.7 million during the nine months ended September 30, 2005 over $4.5 million for the comparable 2004 period, primarily due to our increased focus on developing game content licensed to third parties.
     Depreciation and amortization. Depreciation and amortization decreased by 54% in the nine months ended September 30, 2005 compared to the prior year period due primarily to the repositioning of our existing slot machine platform. Depreciation in 2005 was also lower due to an increase in fully-depreciated assets since 2004.
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
     Interest expense. Interest expense decreased to $6.8 million in the nine month period ended September 30, 2005 from $7.3 million in the same period in 2004 due to a slightly lower long-term debt in 2005 as compared to 2004.
     Income taxes. During the nine months ended September 30, 2005, the Company did not record an income tax provision due to the Company’s utilization of previously reserved net operating loss carryforwards. During the nine months ended September 30, 2004, we recorded a nominal tax provision related to foreign operations. The tax benefit generated from domestic operations for the 2004 period was fully reserved.
     Earnings (loss) per share. Fully diluted earnings per share for the nine months ended September 30, 2005, was $0.03 compared to a loss of $0.08 in the prior year comparable period. Excluding the interior sign division, earnings per fully-diluted share was $0.03 compared to a loss of $0.20 in the prior year period. Our weighted average share count increased from 2004 principally due to the exercise of stock options and warrants. Dilutive stock options have not been included in the computation of diluted net loss per share for 2004 as their effect would be anti-dilutive.
LIQUIDITY AND CAPITAL RESOURCES
     For the nine months ended September 30, 2005, our cash and cash equivalents decreased by approximately $4.2 million. Net cash used in operating activities was $23.0 million compared to net cash provided by operating activities of $7.3 during the 2004 period. Net cash provided by investing activities was $5.6 million compared to net cash used in investing activities of $3.3 million for the 2004 period. Net cash provided by financing activities was $13.3 million compared with net cash used in financing activities of $0.5 million for the 2004 period.
     Significant components of the cash flows for the nine months ended September 30, 2005 included investments of approximately $13 million in merger and acquisition activities, $14 million of investments in strategic intellectual property buy and sell transactions, and a net investment of $4 million in general working capital, along with $11 million in net proceeds received from the sale of the interior sign division, $10 million in proceeds received from the exercise of stock options and warrants, and $3 million in proceeds received from short-term borrowings.
     On November 4, 2005, we entered into an underwriting agreement to sell approximately 8.5 million shares of our common stock (including the underwriters’ over-allotment option) in a follow-on equity offering. The sale of shares is expected to result in net proceeds to us of approximately $71.4 million. The proceeds are expected to be used to fund the redemption of up to $65 million in face value of our outstanding 11.875% Senior Secured Notes due 2008, fund strategic developments and acquisitions, including the acquisition of EndX, provide working capital and for other general corporate purposes. The sale of the shares closed on November 9, 2005.
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

     Capital Expenditures and Other
     During the nine months ended September 30, 2005, the Company spent approximately $1.2 million for purchases of property and equipment, principally a new enterprise-wide operations and accounting system.
          On May 2, 2005, CapitalSource Finance LLC (“CapSource”) accepted an assignment of the Loan and Security Agreement (the “Loan Agreement”) between the Company and Wells Fargo Foothill, Inc. (“WFF”). On the same date, the Company consented to the assignment of the Loan Agreement to CapSource, released WFF from any claims it may have against WFF, and entered into an Amendment Number 6 (the “Amendment”) of the Loan Agreement. Under the terms of the Amendment, all of the basic provisions of the Loan Agreement remain substantially the same, including the nature of the collateral, an interest rate based on the 30-day LIBOR plus 3% and, upon the amendment and restatement of the Loan Agreement described below, the Company’s right to borrow up to $17.5 million subject to a borrowing base formula. The Company has extended its current bank credit facility with CapSource through December 15, 2005. The Company is in the process of amending and restating or replacing the credit facility.
     Share Repurchase Plan
     On August 13, 2002 the Company’s Board of Directors authorized the purchase of up to $2.0 million of the Company’s common stock. The purchases will be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. Through September 30, 2005, the Company has purchased approximately 254,000 treasury shares at a cost of $1.3 million.
     Recently issued accounting standards
     The Company adopted Statement of Financial Accounting Standards No. 153 “Exchanges of Non-Monetary Assets” (FASB 153) for the quarter ended September 30, 2005. FASB 153 addresses the measurement for the exchange of non-monetary assets. In September 2005, the Company entered into separate transactions involving the licensing of intellectual property and content. The first involved the license of Company’s legacy slot operating system of which the Company had previously acquired a portion of the rights to, made significant modifications and enhancements and obtained regulatory approval in numerous jurisdictions. The second transaction involved obtaining the rights to execute such license of this software from the current owner. The third was the acquisition of unique intellectual property content primarily for use in the Company’s server-based wagering growth initiative from the service provider that the slot operating system was licensed to. These transactions were accounted for as non-monetary exchanges in accordance with FASB 153 and have been recorded at cost in the accompanying consolidated balance sheets.

Risk Factors —
You should consider carefully the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q and our other public filings. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. This could cause the trading price of our stock to decline and you may lose part of all of your investment. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations.
Risks Relating to Our Business
If we are unable to develop or introduce innovative products and technologies that gain market acceptance and satisfy consumer preferences, our current and future revenues will be adversely affected.
Our current and future performance is dependent upon the continued popularity of our existing products and technologies and our ability to develop and introduce new products and technologies that gain market acceptance and satisfy consumer preferences. The popularity of any of our gaming products and technologies may decline over time as consumer preferences change or as new, competing products or new technologies are introduced by our competitors. If we are unable to develop or market innovative products or technologies in the future, or if our current products or technologies become obsolete or otherwise noncompetitive, our ability to sustain current revenues from our existing customers or to generate additional revenues from existing or new customers would be adversely affected, which, in turn, could materially reduce our profitability and growth potential. In addition, the introduction of new and innovative products and technologies by our competitors that are successful in meeting consumer preferences also could materially reduce our competitiveness and adversely affect our revenues and our business.
The development of new products and technologies requires a significant investment by us prior to any of the products or technologies becoming available for the market. New products, such as new games and refresher versions of our existing games, may not gain popularity with gaming patrons, or may not maintain any popularity achieved. In the event any new products or technologies fail to gain market acceptance or appeal to consumer preferences, we may be unable to recover the cost of developing these products or technologies.
If we are unable to rapidly develop new technologies, our products and technologies may become obsolete or noncompetitive.
The gaming sector is characterized by the rapid development of new technologies and continuous introduction of new products. In addition to requiring a strong pipeline of proprietary games, our success is dependent upon new product development and technological advancements, including the continued development of cashless technology, table player tracking technologies, central server technologies, progressive jackpot systems and integrated management systems. The markets in which we compete are subject to frequent technological changes, and one or more of our competitors may develop alternative technologies for bonusing, progressive jackpots, slot accounting, cashless technology, player tracking or game promotions, or a superior game platform which may not be made available to us. While we expend a significant amount of resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products at a rapid enough pace. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.
If our current or proposed products or technologies do not receive regulatory approval, our revenue and business prospects will be adversely affected.
Our products and technologies are in various stages of development. Our development efforts are dependent on factors such as obtaining requisite governmental approvals. Each of these products and technologies requires separate regulatory approval in each market in which we do business, and this regulatory approval may either not be granted or not be granted in a timely manner, for reasons primarily outside of our control. A lack of regulatory approval for our new games or other products and technologies, or refresher versions of our existing games or other products and technologies, or delays in obtaining necessary regulatory approvals, will adversely affect our revenues and business prospects.

For example, RFID (radio frequency identification), CJS (Casino Jackpot Station) and central server-based gaming represent three of our key strategic initiatives over the next several years. While we are moving forward with the regulators in various jurisdictions to obtain required approvals, we are at various stages in the approval and development process for each initiative. We cannot assure you that we will receive the necessary approvals in all of the jurisdictions we have sought approval nor can we assure you that there will not be any production delays in developing and distributing these products and technologies. Any delay in production or in the regulatory process, or a denial of regulatory approval altogether, for any one of these initiatives will adversely impact our revenues and business.
If our products or technologies currently in development do not achieve commercial success, our revenue and business prospects will be adversely affected.
While we are pursuing and will continue to pursue product and technological development opportunities, there can be no assurance that such products or technologies will come to fruition or become successful. Furthermore, while a number of those products and technologies are being tested, we cannot provide any definite date by which they will be commercially viable and available, if at all. We may experience operational problems with such products after commercial introduction that could delay or prevent us from generating revenue or operating profits. Future operational problems could increase our costs, delay our plans or adversely affect our reputation or our sales of other products which, in turn, could materially adversely affect our success. We cannot predict which of the many possible future products or technologies currently in development will meet evolving industry standards and consumer demands. We cannot assure you that we will be able to adapt to technological changes or offer products on a timely basis or establish or maintain a competitive position.
We may not be successful in forming or maintaining strategic alliances with other companies, which could negatively affect our product offerings and sales.
Our business is becoming increasingly dependent on forming or maintaining strategic alliances with other companies, and we may not be able to form or maintain alliances that are important to ensure that our products and technologies are compatible with third-party products and technologies, to enable us to license our products and technologies to potential new customers and into potential new markets, and to enable us to continue to enter into new agreements with our existing customers. There can be no assurance that we will identify the best alliances for our business or that we will be able to maintain existing relationships with other companies or enter into new alliances with other companies on acceptable terms or at all. The failure to maintain or establish successful strategic alliances could have a material adverse effect on our business or financial results. If we cannot form and maintain significant strategic alliances with other companies as our target markets and technology evolve, the sales opportunities for our products and technologies could deteriorate.
If any conflicts arise between us and any of our alliance partners, our reputation, revenues and cash position could be significantly harmed.
Conflicts may arise between us and our alliance partners, such as conflicts concerning licensing and royalty fees, the achievement of milestones or the ownership or protection of intellectual property developed by the alliance. Any such disagreement between us and an alliance partner could result in one or more of the following, each of which could harm our reputation, result in a loss of revenues and a reduction in our cash position:
•	unwillingness on the part of an alliance partner to pay us license fees or royalties we believe are due to us under the strategic alliance;

•	uncertainty regarding ownership of intellectual property rights arising from our strategic alliance activities, which could result in litigation, permit third parties to use certain of our intellectual property or prevent us from utilizing such intellectual property rights and from entering into additional strategic alliances;

•	unwillingness on the part of an alliance partner to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of the results of those activities;

•	slowing or cessation of an alliance partner’s development or commercialization efforts with respect to our products or technologies; or

•	termination or non-renewal of the strategic alliance.

In addition, certain of our current or future alliance partners may have the right to terminate the strategic alliance on short notice. Accordingly, in the event of any conflict between the parties, our alliance partners may elect to terminate the agreement or alliance prior to completion of its original term. If a strategic alliance is terminated prematurely, we would not realize the anticipated benefits of the strategic alliance, our reputation in the industry and in the investment community may be harmed and our stock price may decline. For example, one of our key strategic alliances is with IGT, and as part of our alliance with IGT, we entered into a joint development arrangement and gave IGT an option to purchase up to $40 million of our 6% senior subordinated convertible notes. If we do not permit IGT to acquire the notes, IGT will have the right to, among other things, terminate the strategic agreement with us. We are working toward definitive agreements relating to the development and sale of the ITS, but can provide no assurance as to when such agreements will be entered into or if such agreements will be entered into at all.
In addition, in certain of our current or future strategic alliances, we may agree not to develop products independently, or with any third party, directly competitive with the subject matter of our strategic alliances. Our strategic alliances may have the effect of limiting the areas of research, development and/or commercialization that we may pursue, either alone or with others. Under certain circumstances, however, our alliance partners, may research, develop, or commercialize, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these strategic alliances. For example, as part of our joint development arrangement with IGT and Shuffle Master, we agreed not to manufacture or sell our intelligent shoe products for a three-year period.
If our license agreements with Hasbro, Inc. and other content providers are terminated or are not renewed, or if we breach our obligations under any license agreement, our revenues could be reduced.
Any termination or failure to renew a license agreement with our branded content providers could have a material, adverse effect on our revenues and operations. Revenues from our table and slot games segment are derived primarily from the popularity of our Clue®, Ripley’s Believe It or Not!® and Trivial Pursuit® slot machines. We developed these slot machines under multi-year license agreements, which contain options to renew, with Hasbro and Ripley Entertainment and have developed other slot machines under agreements with other branded content providers. We are also in the process of developing additional games under similar agreements with separate licensors for additional branded content, including an agreement with Paws, Inc. for use of the Garfield® property.
For example, Hasbro declined to renew the Yahtzee and Battleship brands with us as of December 15, 2004, and we are required to remove these devices from the field no later than December 15, 2005. We are engaged in litigation with Hasbro related to a claim for past due royalties on slot game titles that we licensed from Hasbro, and we cannot assure you that this litigation will be resolved and that Hasbro will renew either the Battleship brand or the Yahtzee brand. While we believe that we will be able to replace this content prior to the timed contractual requirement to remove these devices from the field, our failure to do so could materially affect our future revenues or subject us to certain legal claims by Hasbro.
Each license agreement contains provisions that obligate us to perform in a certain manner. If we breach these obligations, the licensor may terminate the license agreement following a specified period that varies from immediate termination to thirty days, depending upon the agreement and the type of breach. In addition, any breach of our obligations may adversely affect our relationship with the licensor, as well as deter the licensor and other third parties from licensing additional brands to us. Our ability to renew our license agreements with Hasbro, Paws or Ripley Entertainment for an additional term is conditioned upon our having paid minimum royalties to the licensor during the applicable initial term. If we do not generate sufficient revenues to pay the minimum royalties or otherwise are unable to renew any of our license agreements with the licensor, our future revenues may be materially reduced.
Our failure to protect, maintain and enforce our existing intellectual property or secure, maintain and enforce such rights for new proprietary technology could adversely affect our future growth and success.
Our ability to successfully protect our intellectual property is essential to our success. We protect our intellectual property through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Certain of our existing and proposed products are covered by patents issued in the United States, which may differ from patent protection in foreign jurisdictions, where our intellectual property may not receive the same degree of protection as it would in the United States. In addition, in many countries intellectual property rights are conditioned upon obtaining registrations for trademarks, patents and other rights, and we have not obtained such registrations in all relevant jurisdictions. Failure to effectively protect our intellectual property could significantly impair our competitive advantage and adversely affect our revenues and the value of our common stock.
Our future success is also dependent upon our ability to secure our rights in any new proprietary technology that we develop. We file trademark, copyright and patent applications to protect intellectual property rights for many of our trademarks, proprietary games, gaming products and improvements to these products. For example, we applied for patents for our knowledge-based bonus features and other game enhancements which have been utilized in our Think Big® game series, which includes our Ripley’s Believe It or Not!®, Clue® and Trivial Pursuit® games. The U.S. Patent and Trademark Office has not acted upon all of these applications and may determine not to issue patents on some or all of our pending patent applications. Our failure to obtain federal protection for our patents and trademarks could cause us to become subject to additional competition and could have a material adverse effect on our future revenues and operations. In addition, any of the patents that we own, acquire or license may be determined to be invalid or otherwise unenforceable and would, in such case, not provide any protection with respect to the associated intellectual property rights.
If we are unable to effectively promote our trademarks, our revenues and results of operations may be materially adversely affected.
We intend to promote the trademarks that we own and license from third parties to differentiate ourselves from our competitors and to build goodwill with our customers. These promotion efforts will require certain expenditures on our part. However, our efforts may be unsuccessful and these trademarks may not result in the competitive advantage that we anticipate. In such event, our revenues and results of operations may be materially adversely affected by the costs and expenses related to the promotion of such trademarks.
Our competitors may develop non-infringing products or technologies that adversely affect our future growth and revenues.
It is possible that our competitors will produce proprietary games or gaming products similar to ours without infringing on our intellectual property rights. We also rely on unpatented proprietary technologies. It is possible that others will independently develop the same or similar technologies or otherwise obtain access to the unpatented technologies upon which we rely for future growth and revenues. In addition, to protect our trade secrets and other proprietary information, we generally require employees, consultants, advisors and strategic partners to enter into confidentiality agreements or agreements containing confidentiality provisions. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Failure to meaningfully protect our trade secrets, know-how or other proprietary information could adversely affect our future growth and revenues.
We may incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, which may have a material adverse effect on our cash flow.
Significant litigation regarding intellectual property exists in our industry. Competitors and other third parties may infringe on our intellectual property rights. Alternatively, competitors may allege that we have infringed on their intellectual property rights, resulting in significant litigation expenses, which would reduce our cash flow. Any claims, even those made by third parties which are without merit, could:
•	be expensive and time consuming to defend resulting in the diversion of management’s attention and resources;

•	cause one or more of our patents to be ruled or rendered unenforceable or invalid, or require us to cease making, licensing or using products or systems that incorporate the challenged intellectual property; or

•	require us to spend significant time and money to redesign, reengineer or rebrand our products or systems if feasible.

If we are found to be infringing on a third-party’s intellectual property rights, we may be forced to discontinue certain products or technologies, pay damages or obtain a license to use the intellectual property, any of which may adversely affect our future growth and revenues.
If we are found to be infringing on a third party’s intellectual property rights, we may be forced to discontinue certain products or the use of certain competitive technologies or features, which may have a material adverse effect on our future growth and revenues. Alternatively, if the company holding the applicable patent is willing to give us a license that allows us to develop, manufacture or market our products or technologies, we may be required to obtain a license from them. Such a license may require the payment of a license, royalty or similar fee or payment and may limit our ability to market new products or technologies, which would adversely affect our future growth and revenues. In addition, if we are found to have committed patent infringement we may be obligated to pay damages or be subject to other remedies, which could adversely affect the value of our common stock.
Some of our products may contain open source software which may be subject to restrictive open source licenses requiring us to make our source code available to third parties and potentially granting third parties certain rights to the software.
Some of our products may contain open source software which may be subject to restrictive open source licenses. Some of these licenses may require that we make our source code related to the licensed open source software available to third parties and/or license such software under the terms of a particular open source license potentially granting third parties certain rights to the software. We may incur legal expenses in defending against claims that we did not abide by such licenses. If our defenses are unsuccessful we may be enjoined from distributing products containing such open source software, be required to make the relevant source code available to third parties, be required to grant third parties certain rights to the software, be subject to potential damages or be required to remove the open source software from our products. Any of these outcomes could disrupt our distribution and sale of related products and adversely affect our revenues and the value of our common stock.
We depend upon our ability to obtain licenses for popular intellectual properties and our failure to secure such licenses with acceptable terms could adversely affect our future growth and success.
Our future success depends upon our ability to obtain licenses for popular intellectual properties. Clue®, Ripley’s Believe It Or Not!®, Trivial Pursuit®, Garfield®, and Wink’s Survey of America® are among the intellectual properties that we currently license from third parties. We may not be successful in obtaining licenses for popular intellectual property. Even if we are successful in these efforts, we may not have the ability to adapt or deploy them for the development of casino games, as to the timing or cost of such development efforts or as to the commercial success of the resulting games.
The Public Company Accounting Oversight Board, or PCAOB, is conducting an annual inspection of our external auditors BDO Seidman LLP and their audit of our financial statements as of and for the year ended December 31, 2004.
The PCAOB is currently conducting an annual inspection of BDO Seidman LLP, our external auditors. As part of this annual inspection, the PCAOB has selected, among others, to review BDO Seidman’s audit of our financial statements as of and for the year ended December 31, 2004. The PCAOB has requested additional information and analysis from BDO Seidman regarding our accounting for deferred taxes related to the acquisition of intangible assets in 1998 and the recognition of revenue in connection with a strategic licensing transaction we entered into in 2004.
We believe that our accounting methods for these transactions are correct. However, in the event the PCAOB determines that a different method should have been used to report this financial information, we may be required to reclassify these deferred taxes and intangible assets on our balance sheet or recognize this revenue in a manner different than what has been recorded in our historical financial statements. We do not believe that any such reclassification or adjustment would have a material impact on our business, operations or financial condition. The PCAOB’s inspection of BDO Seidman is ongoing and there can be no assurance as to when it will be completed. In addition, we cannot assure you that in the course of this inspection, the PCAOB will not identify additional information contained in our historical financial statements which it believes could have been reported differently, or the prospective impact of any such items on our financial statements.

We operate in a highly competitive market and may be unable to successfully compete which may harm our operating results.
We compete with a number of developers, manufacturers and distributors of similar products and technologies. Many of our competitors are large companies that have greater access to capital, marketing and development resources than we have. Larger competitors may have more resources to devote to research and development and may be able to more efficiently and effectively obtain regulatory approval. In addition, competitors with a larger installed base of games have an advantage in retaining the most space and best placement in casinos. These competitors may also have the advantage of being able to convert their installed games to newer models in order to maintain their share of casino floor space. Similarly, the casino management systems market is highly competitive. Pricing, product features and functionality, accuracy and reliability are key factors in determining a provider’s success in selling its system. Because of the high initial costs of installing a computerized monitoring system, customers for such systems generally do not change suppliers once they have installed a system. This may make it difficult for us to attract customers who have existing computerized monitoring systems.
Our business and revenues will be negatively affected if we are unable to compete effectively in the markets for our products and technologies. New competitors also may enter our key markets. Numerous factors may affect our ability to successfully compete and thus affect our future performance, including:
•	the relative popularity of our existing products and our ability to develop and introduce appealing new products;

•	our ability to obtain adequate space and favorable placement on casino gaming floors;

•	our ability to maintain existing regulatory approvals and to obtain further regulatory approvals as needed; and

•	our ability to enforce our existing intellectual property rights and to adequately secure, maintain and protect rights for new products.
Our cash flow from operations and available credit may not be sufficient to meet our capital requirements and, as a result, we could be dependent upon future financing, which may not be available.
Historically, we have not generated sufficient cash flow from operations to satisfy our capital requirements and have relied upon debt and equity financing arrangements to satisfy such requirements. Should such financing arrangements be required but unavailable in the future, this will pose a significant risk to our liquidity and ability to meet operational and other cash requirements. We have extended our current bank credit facility with CapSource through December 15, 2005. We are in the process of amending and restating or replacing this credit facility. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are unable to amend and restate the existing credit facility, on terms acceptable to us, or secure a replacement credit facility, on terms acceptable to us, this may pose a significant risk to our liquidity and ability to meet operational and other cash requirements, including our obligation to purchase EndX for $27 million. As part of our alliance with IGT, we entered into a joint development agreement and gave IGT an option to purchase $40 million of our 6% of our senior subordinated convertible notes. There can be no assurance that IGT will exercise this option. If IGT does not exercise its option we may require additional financing to meet our capital requirements.
The table and slot games business segment has historically been capital-intensive, and while we have repositioned our business away from assembling hardware, we still maintain and refurbish the slot machines we currently have in the field, so our business may remain capital-intensive depending on a number of factors, including, but not limited to, our ability to continue to use the existing slot machines we own or lease from a third party, or our success in providing popular and innovative game content ideas for slot machines such that a manufacturer of slot machines would agree to provide slot machines which incorporate our game content in exchange for a portion of revenues earned from the sale or leasing arrangement with a casino. If we are not successful in these areas, among others, we may be required to continue expending significant capital outlays related to this business segment.
We may not be able to obtain additional capital to fund these outlays or to take advantage of future opportunities or respond to changing demands of customers and competitors.
If gaming operators cancel the placement of our games or do not agree to recurring revenue arrangements, our revenues and growth could be adversely affected.
Under the terms of our current arrangements with gaming operators, our installed base of games may be replaced by competing products under certain circumstances, thus ending the recurring revenue stream or arrangement with such operator. Such replacement may result from competition, changes in economic conditions, technological requirements, obsolescence or declining popularity. A decrease in our installed base of games would adversely affect our revenues and future growth. In addition, if customers replace our games and bonusing systems, our efforts to maintain and expand the number of installed proprietary games through enhancement of existing games and bonusing systems, introduction of new games and bonusing systems, and other features and the provision of superior customer service may not be successful.
Furthermore, prominent placement of our games on the casino floor is necessary to maximize the amount of recurring revenues derived from each of our games. Our leases do not require the gaming operators to place our games in prominent locations. If we fail to maintain the prominent locations in casinos that we currently enjoy, our games may not be played, resulting in a reduction of our recurring revenues.
We have historically placed our proprietary games in casinos primarily under leases which provide for a fixed rental payment or on the basis of revenue participation in the game’s operating results. Most of these lease agreements are for 12 to 36 months and are subject to cancellation by the operator that may involve 30 or 60-day prior notice of cancellation. We will continue to follow this model to the extent that there is interest amongst our customers.
The gaming industry is highly regulated, and we must adhere to various regulations and maintain our licenses to continue our operations.
The distribution of gaming products and conduct of gaming operations are extensively regulated by various domestic and foreign gaming authorities. Although the laws of different jurisdictions vary in their technical requirements and are amended from time-to-time, virtually all jurisdictions in which we operate require registrations, licenses, findings of suitability, permits and other approvals, as well as documentation of qualifications, including evidence of the integrity, financial stability and responsibility of our officers, directors, major stockholders and key personnel. If we fail to comply with the laws and regulations to which we are subject, the applicable domestic or foreign gaming authority may impose significant penalties and restrictions on our operations, resulting in a material adverse effect on our revenues and future business.
Future authorizations or regulatory approvals may not be granted in a timely manner or at all which would adversely affect our results of operations.
We will be subject to regulation in any other jurisdiction where our customers may operate in the future. Future authorizations or approvals required by domestic and foreign gaming authorities may not be granted at all or as timely as we would like, and current or future authorizations may not be renewed. In addition, we may be unable to obtain the authorizations necessary to operate new products or new technologies or to operate our current products or technologies in new markets. For example, Texas Hold’em Bonus™ Poker has only been approved in 11 jurisdictions and has not yet been approved in Nevada. If we are not able to obtain approval in Nevada or other major U.S. jurisdictions, our ability to generate revenue may be significantly impaired. In either case, our results of operations would likely be adversely affected. Gaming authorities can also place burdensome conditions and limits on future authorizations and approvals. If we fail to maintain or obtain a necessary registration, license, approval or finding of suitability, we may be prohibited from selling our products or technologies for use in the jurisdiction, or we may be required to sell them through other licensed entities at a reduced profit.
The continued growth of markets for our products and technologies is contingent upon regulatory approvals by various federal, state, local and foreign gaming authorities. We cannot predict which new jurisdictions or markets, if any, will accept and which authorities will approve the operation of our gaming products and technologies, the timing of any such approvals or the level of our penetration in any such markets.
Enforcement of remedies or contracts against Native American tribes could be difficult.
Many of our contracts with Native American tribes are subject to sovereign immunity and tribal jurisdiction. If a dispute arises with respect to any of those agreements, it could be difficult for us to protect our rights.
Native American tribes generally enjoy sovereign immunity from suit similar to that enjoyed by individual states and the United States. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Moreover, even if a Native American tribe were to waive sovereign immunity, such waiver may not be valid and in the absence of an effective waiver of sovereign immunity by a Native American tribe, we could be precluded from judicially enforcing any rights or remedies against that tribe.

Our business is closely tied to the casino industry and factors that negatively impact the casino industry may also negatively affect our ability to generate revenues.
Casinos and other gaming operators represent a significant portion of our customers. Therefore, factors that may negatively impact the casino industry may also negatively impact our future revenues. If casinos experience reduced patronage, revenues may be reduced as our games may not perform well and may be taken off of the casino floor altogether.
The level of casino patronage, and therefore our revenues, are affected by a number of factors beyond our control, including:
•	general economic conditions;

•	levels of disposable income of casino patrons;

•	downturn or loss in popularity of the gaming industry in general, and table and slot games in particular;

•	the relative popularity of entertainment alternatives to casino gaming;

•	the growth and number of legalized gaming jurisdictions;

•	local conditions in key gaming markets, including seasonal and weather-related factors;

•	increased transportation costs;

•	acts of terrorism and anti-terrorism efforts;

•	changes or proposed changes to tax laws;

•	increases in gaming taxes or fees;

•	legal and regulatory issues affecting the development, operation and licensing of casinos;

•	the availability and cost of capital to construct, expand or renovate new and existing casinos;

•	the level of new casino construction and renovation schedules of existing casinos; and

•	competitive conditions in the gaming industry and in particular gaming markets, including the effect of such conditions on the pricing of our games and products.

These factors significantly impact the demand for our products and technologies.
The gaming industry is sensitive to declines in the public acceptance of gaming. Public opinion can negatively affect the gaming industry and our future performance.
In the event that there is a decline in public acceptance of gaming, this may affect our ability to do business in some markets, either through unfavorable legislation affecting the introduction of gaming into emerging markets, or through legislative and regulatory changes in existing gaming markets which may adversely affect our ability to continue to sell and lease our games in those jurisdictions, or through resulting reduced casino patronage. We cannot assure you that the level of support for legalized gaming or the public use of leisure money in gaming activities will not decline.

Economic, political and other risks associated with our international sales and operations could adversely affect our operating results.
Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, the United Kingdom and Australia, accounted for 14.1% of our consolidated revenue in fiscal 2004. We expect the percentage of our international sales to increase in 2005. Accordingly, our future results could be harmed by a variety of factors, including:
•	changes in foreign currency exchange rates;

•	exchange controls;

•	changes in regulatory requirements;

•	costs to comply with applicable laws;

•	changes in a specific country’s or region’s political or economic conditions;

•	tariffs and other trade protection measures;

•	import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	different regimes controlling the protection of our intellectual property;

•	difficulty in staffing and managing widespread operations;

•	changing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	violations under the Foreign Corrupt Practices Act.
Holders of our common stock are subject to the requirements of the gaming laws of all jurisdictions in which we are licensed.
Pursuant to applicable laws, gaming regulatory authorities in any jurisdiction in which we are subject to regulation may, in their discretion, require a holder of any of our securities to provide information, respond to questions, make filings, be investigated, licensed, qualified or found suitable to own our securities. Moreover, the holder of the securities making any such required application is generally required to pay all costs of the investigation, licensure, qualification or finding of suitability.
If any holder of our securities fails to comply with the requirements of any gaming authority, we have the right, at our option, to require such holder to dispose of such holder’s securities within the period specified by the applicable gaming law or to redeem the securities to the extent required to comply with the requirements of the applicable gaming law.
Additionally, if a gaming authority determines that a holder is unsuitable to own our securities, such holder will have no further right to exercise any voting or other rights conferred by the securities, to receive any dividends, distributions or other economic benefit or payments with respect to the securities or to continue its ownership or economic interest in us. We can be sanctioned if we permit any of the foregoing to occur, which may include the loss of our licenses.

We may not realize the benefits we expect from the acquisition of VirtGame or the pending acquisition EndX.
The pending EndX acquisition may not be completed in a timely manner, or at all. In addition, the integration of VirtGame and EndX technology may be time consuming and expensive, and may disrupt our business. After each acquisition, we will need to overcome significant challenges to realize any benefits or synergies from the transactions. These challenges include the timely, efficient and successful execution of a number of post-transaction integration activities, including:
•	integrating the technologies of the companies;

•	entering markets in which we have limited or no prior experience;

•	obtaining regulatory approval for the central server-based technology;

•	successfully completing the development of VirtGame and EndX technologies;

•	developing commercial products based on those technologies;

•	retaining and assimilating the key personnel of each company;

•	attracting additional customers for products based on VirtGame or EndX technologies;

•	implementing and maintaining uniform standards, controls, processes, procedures, policies and information systems; and

•	managing expenses of any undisclosed or potential legal liability of VirtGame or EndX.
The process of integrating operations and technology could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition of EndX and the integration of VirtGame and EndX technologies could have an adverse effect on our business, results of operations or financial condition. We may not succeed in addressing these risks or any other problems encountered in connection with the transaction. The inability to successfully integrate the technology and personnel of VirtGame and EndX, or any significant delay in achieving integration, including regulatory approval delays, could have a material adverse effect on us and, as a result, on the market price of our common stock.
We will incur substantial costs related to the EndX acquisition whether or not the transaction is completed.
We will incur substantial costs related to the EndX acquisition whether or not the transaction is completed. These costs include fees for financial advisors, attorneys and accountants.
Failure to complete the EndX acquisition could negatively affect our stock price and future operations.
If the EndX acquisition is not completed for any reason, the price of our common stock may decline to the extent that the current market price of our common stock reflects a positive market assumption that the transaction will be completed. In addition, if the EndX acquisition is not completed, we may be unable to find a third party willing to engage in a similar transaction on terms as favorable as those set forth in the EndX definitive agreement, or at all. This could limit our ability to pursue our strategic goals in an atmosphere of increased uncertainty.
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
As part of our business strategy, we intend to continue to seek to acquire businesses, services and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities. If we fail to achieve the anticipated benefits of any acquisitions we complete, our business, operating results, financial condition and prospects may be impaired. Acquisitions and investments involve numerous risks, including:
•	difficulties in integrating operations, technologies, services, accounting and personnel;

•	difficulties in supporting and transitioning customers of our acquired companies to our technology platforms and business processes;

•	diversion of financial and management resources from existing operations;

•	difficulties in obtaining regulatory approval for technologies and products of acquired companies;

•	potential loss of key employees;

•	if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which dilution could adversely affect the market price of our stock;

•	inability to generate sufficient revenues to offset acquisition or investment costs; and

•	potential write-offs of acquired assets.
Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. It is also possible that at some point in the future we may decide to enter new markets, thus subjecting ourselves to new risks associated with those markets.
Our business will be seriously jeopardized if we are unable to attract and retain key employees.
Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key personnel, particularly in the technology area as we transition our business from manufacturing and distribution of slot machines and other hardware to game content and technology and continue to grow our existing businesses. We face intense competition for such personnel. The loss of services of any principal member of our management team, particularly Russel McMeekin, our President and Chief Executive Officer, or Michael A. Sicuro, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, could adversely impact our operations and ability to raise additional capital.
If our products or technologies contain defects, our reputation could be harmed and our results of operations adversely affected.
Some of our products and technologies are complex and may contain undetected defects. The occurrence of defects or malfunctions could result in financial losses for our customers and in turn termination of leases, licenses, cancellation of orders, product returns and diversion of our resources. Any of these occurrences could also result in the loss of or delay in market acceptance of our products or technologies and loss of sales.
As our business is subject to quarterly fluctuation, our operating results and stock price could be volatile, particularly on a quarterly basis.
Historically, our revenues and earnings are highest in our fourth fiscal quarter ending December 31 and lowest in our first fiscal quarter ending March 31. Quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approval or denial of our products and corporate licenses, the introduction of new products or the seasonality of customer capital budgets, and our operating results have historically been lower in quarters with lower sales. Historically, approximately up to 40% of our revenues are based on cash-based licensing transactions, the majority of which are generated from intellectual property, content and technology licensing activities. Most of these non-recurring transactional revenues are from gaming supplier OEMs and service providers. Each such transaction is unique, depending on the nature, size, scope and breadth of the intellectual property, content, or technology that is being licensed and/or the rights the licensee or the buyer wishes to obtain. Our quarterly revenues and net income may vary based on how and when we record these cash-based transactions on our books. As a result, our operating results and stock price could be volatile, particularly on a quarterly basis.

We have substantial debt and debt service requirements, which could have an adverse impact on our business and the value of our common stock.
On June 30, 2005, our total outstanding debt was approximately $63.7 million. Assuming IGT completes an investment in us, we expect that our total outstanding debt will be $41.0 million following the redemption of our outstanding 11.875% Senior Secured Notes due 2008. However, there can be no assurance that IGT will exercise its option to invest in us. We may incur additional debt in the future. Substantial debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on the our value as follows:
•	it may be difficult for us to make payments on our outstanding indebtedness;

•	a significant portion of our cash flows from operations must be dedicated to debt service and will not be available for other purposes that would otherwise be operationally value-enhancing uses of such funds;

•	our ability to borrow additional amounts for working capital, capital expenditures, potential acquisition opportunities and other purposes may be limited;

•	we may be limited in our ability to withstand competitive pressures and may have reduced financial flexibility in responding to changing business, regulatory and economic conditions in the gaming industry;

•	we may be at a competitive disadvantage because we may be more highly leveraged than our competitors and, as a result, more restricted in our ability to invest in our growth and expansion;

•	it may cause us to fail to comply with applicable debt covenants and could result in an event of default that could result in all of our indebtedness being immediately due and payable; and

•	if new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.
Substantially all of our assets are pledged as security to holders of our Senior Secured Notes, as well as to the lender under our credit facility, subject to the receipt of gaming approvals. The ability of our stockholders to participate in the distribution of our assets upon our liquidation or recapitalization will be subject to the prior claims of our creditors. Any foreclosure of our assets by such creditors will materially reduce the assets available for distribution to our stockholders.
We may be forced to reduce or delay growth initiatives and capital expenditures, obtain additional equity capital or restructure our debt if we are unable to generate sufficient cash flow to meet our debt service requirements.
Our ability to generate cash flow from operations sufficient to make scheduled payments on our debts as they become due will depend upon our future performance and ability to successfully implement our business strategy.
Our performance will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Many of these factors are beyond our control. Assuming IGT completes an investment in us, we expect that our annual debt service requirements will be approximately $3.0 million following the redemption of our outstanding 11.875% Senior Secured Notes due 2008. However, there can be no assurance that IGT will exercise its option to invest in us.
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
We expect to continue to be subject to numerous covenants in our debt agreements that impose financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise, and may adversely affect the conduct and competitiveness of our current business, which could in turn reduce our revenues and thus affect the value of our common stock.
Specifically, these covenants may place restrictions on our ability to, among other things:
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
Risks Relating to Our Securities
The share price of our common stock may be volatile and could decline substantially.
The trading price of our common stock has been volatile and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of issues including broad market factors that may have a material adverse impact on our stock price, regardless of actual performance. These factors include:
•	periodic variations in the actual or anticipated financial results of our business or of our competitors;

•	downward revisions in securities analysts’ estimates of our future operating results or of the future operating results of our competitors;

•	material announcements by us or our competitors;

•	quarterly fluctuations in non-recurring revenues from cash-based licensing transactions;

•	public sales of a substantial number of shares of our common stock; and

•	adverse changes in general market conditions or economic trends or in conditions or trends in the markets in which we operate.
If our quarterly results are below the expectations of securities market analysts and investors, the price of our common stock may decline.
Many factors, including those described in this “Risk Factors” section, can affect our business, financial condition and results of operations, which makes the prediction of our financial results difficult. These factors include:
•	changes in market conditions that can affect the demand for the products we sell;

•	quarterly fluctuations in non-recurring revenues from cash-based licensing transactions;

•	general economic conditions that affect the availability of disposable income among consumers; and

•	the actions of our competitors.
If our quarterly operating results fall below the expectations of securities market analysts and investors due to these or other risks, securities analysts may downgrade our common stock and some of our stockholders may sell their shares, which could adversely affect the trading prices of our common stock. Additionally, in the past, companies that have experienced declines in the trading price of their shares due to events of this nature have been the subject of securities class action litigation. If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources, thus harming our business.
Future sales of our common stock may depress our stock price.
The market price for our common stock could decline as a result of sales by existing stockholders of large numbers of shares of our common stock or the perception that such sales may occur. Such sales of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate. Of the estimated 33.8 million shares that will be outstanding following the completion of our recent common stock offering approximately 33.1 million shares generally will be freely tradable in the public market.
Additionally, as of June 30, 2005, there were outstanding options to purchase 2,845,063 of our shares and we may grant options to purchase up to an additional 999,397 shares under our stock option plans. Shares purchased on exercise of those options would be freely tradable in the public market, except for any that might be acquired by our officers or directors.
If a recent action of an employee of one of our underwriters is held to be “gun jumping” in violation of the Securities Act of 1933 or to constitute a prospectus that does not meet the requirements of the Securities Act, we could be required to repurchase the securities sold in our recent common stock offering.
Prior to the effectiveness of the registration statement relating to our recent common stock offering, in a televised interview, an analyst with one of our underwriters, among other things recommended the Company as an investment choice. In addition, for a limited time, the underwriter posted a clip of the interview on its website. These actions were taken without our authorization or prior knowledge. However, these actions could be held by a court to be a violation of Section 5 of the Securities Act of 1933, in which case purchasers in our recent common stock offering may have the right, for a period of one year following the date of the violation, to obtain recovery of the consideration paid in connection with their purchase or, if they have already sold the shares, to sue us for damages resulting from the purchase. Although we would contest vigorously any claim that a violation of the Securities Act occurred, we cannot assure you that such a claim will not be made.
We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.
The issuance of additional equity securities or securities convertible into equity securities would result in dilution of then-existing stockholders’ equity interests in us. Our Board of Directors has the authority to issue, without vote or action of stockholders, up to 5,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders’ interest. Our Board of Directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. As mentioned elsewhere in our public filings, IGT has an option to purchase up to $40 million of our 6% senior subordinated convertible notes. These notes would be convertible into approximately 4.3 million shares of our common stock, assuming a conversion price of $9.25, and, if IGT exercises this option, the additional issuance of shares of our common stock upon conversion of the notes would further dilute stockholders’ equity interests in us.
We do not intend to pay cash dividends. As a result, stockholders will benefit from an investment in our common stock only if it appreciates in value.
We do not plan to pay any cash dividends on our common stock in the foreseeable future, since we currently intend to retain any future earnings to finance our operations and further expansion and growth of our business, including acquisitions. Moreover, the covenants governing our indebtedness restrict our ability to pay and declare dividends without the consent of the applicable lender. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. We cannot guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.
Anti-takeover provisions in our organizational documents, our stockholder rights plan and Nevada law could make a third-party acquisition of us difficult and therefore could affect the price investors may be willing to pay for our common stock.
The anti-takeover provisions in our articles of incorporation, our bylaws, our stockholder rights plan and Nevada law could make it more difficult for a third party to acquire us without the approval of our board of directors. Under these provisions, we could delay, deter or prevent a takeover attempt or third-party acquisition that certain of our stockholders may consider to be in their best interests, including a takeover attempt that may result in a premium over the market price of our common stock. In addition, these provisions may prevent the market price of our common stock from increasing substantially in response to actual or rumored takeover attempts and also may prevent changes in our management. Because these anti-takeover provisions may result in our being perceived as a potentially more difficult takeover target, this may affect the price investors are willing to pay for shares of our common stock.
Item 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Refer to Part I, Item 7A, of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. There have been no material changes in market risks since the fiscal year end.
Item 4. — CONTROLS AND PROCEDURES
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
     During the quarter ended September 30, 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s financial reporting.

MIKOHN GAMING CORPORATION
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
On July 8, 2005, Olaf Vancura, an employee, filed a complaint with the American Arbitration Association naming us as the defendant. In the complaint, Dr. Vancura alleged various claims associated with breach of his employment agreement, including allegations that we have failed to exploit his inventions and pay royalties and/or failed to return all unexploited inventions to him. The action seeks damages, interest, penalties and costs, and/or return of inventions/games and/or development of certain titles. The complaint also seeks reasonable attorneys’ fees and costs, and an accounting of our business related to Dr. Vancura's claim. The arbitrator selection process is currently underway and we are defending this matter vigorously.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
On July 14, 2005, we issued an aggregate of 20,000 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $154,000. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (“Section 4(2)”).
On July 18, 2005, we issued an aggregate of 340 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $2,618. For this issuance, we relied on the exemption provided by Section 4(2).
On July 22, 2005, we issued an aggregate of 6,000 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $46,200. For this issuance, we relied on the exemption provided by Section 4(2).
On August 4, 2005, an outstanding warrant to purchase 37,500 shares of our common stock at an exercise price of $5.875375 per share was partially exercised in the amount of 22,000 shares pursuant to a cashless exercise provision. This resulted in the issuance of 12,935 shares of our common stock and a warrant for the remaining 15,500 shares. For this issuance, we relied on the exemption provided by Section 4(2).
Item 6 — Exhibits
2.2
Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of July 29, 2005, by and among Mikohn Gaming Corporation, d/b/a Progressive Gaming International Corporation, Viking Acquisition Sub, Inc., Viking Merger Subsidiary, LLC and Virtgame Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4/A filed on August 1, 2005).

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 33-69076)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 33-69076)).

4.1	Specimen Certificate of common stock of the Registrant (incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-69076)).

4.2
Rights Agreement dated as of June 14, 1999 between the Registrant and U.S. Stock Transfer Corporation, as the Rights Agent (incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000).

4.3
Certificate of Designation, Rights, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit A of Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000).

4.4	Form of Warrant, dated October 22, 2003, incorporated by reference to Exhibit 4.2 of the Company’s registration statement on Form S-3 dated January 9, 2004.

4.5
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

4.7	Guarantee, dated August 22, 2001, by and among the Guarantors named therein, incorporated by reference to Exhibit 4.9 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

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

4.11
Patent Security Agreement, dated as of August 22, 2001, by and between the Registrant and Firstar Bank, N.A., incorporated by reference to Exhibit 4.13 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

4.12
Copyright Security Agreement, dated as of August 22, 2001, by and between the Registrant and Firstar Bank, N.A., incorporated by reference to Exhibit 4.14 of the Company’s registration statement on Form S-3 filed on September 14, 2001.

10.1
Share Purchase Agreement for the sale and purchase of all the issued share capital of EndX Group Limited, dated September 6, 2005, between the Registrant, Nicholas Boyes-Hunter and Others, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 9, 2005.

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
Michael A. Sicuro
Executive Vice President, Treasurer and Chief Financial Officer (on behalf of the Registrant and as principal financial officer) November 9, 2005