Form 10-K
period 2005-12-31
PROGRESSIVE GAMING INTERNATIONAL CORP
filed 2006-03-31
CIK 912241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission File No. 0-30989
Progressive Gaming International Corporation
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0218876
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

920 Pilot Road, P.O. Box 98686
Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (702) 896-3890
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 par value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
     Yes ☐ No ☑
     The aggregate market value of the common stock of the registrant as of June 30, 2005 held by non-affiliates was $343,549,219.
     The number of shares outstanding of the registrant’s common stock was 34,367,416 as of March 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Stockholders incorporated herein by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2005.
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE
YEAR ENDED DECEMBER 31, 2005

PART I
Item 1. Business
Overview
We develop, acquire and distribute innovative table and slot game content as well as software products to meet the needs of gaming operators worldwide. Our products include the following:
•	Table and Slot Games. We develop, acquire, license and distribute proprietary branded and non-branded table and slot games. Our proprietary game content is designed to provide casino patrons an entertaining and enjoyable gaming experience and thereby generate greater revenues for customers than other games available in the market. Our table game products include Caribbean Stud®, Texas Hold’Em Bonus™ poker (also available with World Series of Poker® branding through agreement with Harrah’s), Two-Card Joker poker, Progressive Blackjack, Progressive Baccarat, and several other blackjack and poker derivatives. Our slot game content library includes licensed branded game offerings based upon popular brands such as Ripley’s Believe It or Not!®, Clue®, Dick Clark® Rock, Roll and Remember, Trivial Pursuit®, Garfield®, KISS®, the Beach Boys, Celia Cruz, Tito Puente, Ed McMahon, and Wink Martindale. In addition, we offer other non-branded games and mystery concepts such as Flip It™, Graveyard Bash™, Office Daze™, Kazoingo™ and Liberty Ball™.

•	Management and Progressive Jackpot Software Systems. Under the umbrella of CasinoLink® Enterprise Edition, we offer a modular, comprehensive and fully integrated suite of software products that enables casinos to track the wagers placed by both table and slot players as well as accurately account for the performance of each table and slot game. Our customers utilize this data to increase the productivity of their marketing programs and enhance the security of each game, which in turn helps increase their operating efficiency and profitability. With CasinoLink® Enterprise Edition, gaming operators can also implement their own progressive jackpots and bonusing to increase the appeal of games through the opportunity to win larger prizes to provide real-time marketing at each game station.
We were incorporated in Nevada in May 1986.
Recent Developments
During 2005 we introduced the Texas Hold’Em Bonus™ poker game, a new proprietary table game with patented side bet technology that is installed in leading casinos such as The Borgata, Caesars Palace Atlantic City, Hilton Atlantic City, Ameristar Casinos Kansas City, the Rio, Flamingo Hilton, Silver Legacy, Bally’s, Paris, and Harrah’s Rincon, and at many properties on the Las Vegas Strip and throughout Nevada. We received approval for this game in all major U.S. jurisdictions, including Nevada, in 2005. In addition, in 2005 we announced our plans to introduce an enhanced version of this game with the World Series of Poker® brand, and as of March 2006, regulatory approval has been received in all major U.S. jurisdictions except Mississippi, where approval is pending. Under an agreement with Harrah’s Licensing Company, LLC, owner of the World Series of Poker®, we have begun to introduce the new game at Harrah’s properties nationwide and the properties of other casino operators.
Rapid Bet Live ™ is our new real-time sports wagering system that allows patrons to place live, real-time wagers while a game is being played. On March 4, 2006, Rapid Bet Live ™ commenced a 30 day field trial at the Palms Hotel and Casino in Las Vegas.
On November 28, 2005, we acquired EndX, a global gaming management systems software company headquartered in the United Kingdom, for approximately $29.2 million in cash, including transaction costs. EndX had been one of our key strategic partners for over three years. The EndX Intelligence product suite is currently installed in over 175 gaming centers in approximately 20 countries worldwide, including centers operated by the three major gaming operators located in the United Kingdom. The EndX product has been integrated as a part of CasinoLink® Enterprise Edition. The modules of EndX include cage and cash management, player marketing, table games accounting, and surveillance and alerts monitoring. In addition, we and EndX previously created a version of TableLink® for the international market. Significant North American multi-site installations that have been completed or are in the process of being installed include 17 sites for the British Columbia Lottery Corporation and four sites for the Saskatchewan Indian Gaming Authority.
To support what we expect will be an eventual shift from traditional, stand-alone slot games to central server-based gaming, we acquired VirtGame in October 2005. VirtGame was a provider of open architecture gaming software primarily focused on the delivery of central-server based slot games and centrally managed sports betting.
In June 2005, to provide our customers with the next generation of radio frequency identification, or RFID, technology in our table systems products, we entered into a worldwide exclusive license, for the life of the subject patents, with Magellan, a developer of advanced, high-speed, ISO-compliant RFID systems. Through this technology we are now able to offer casinos 13.56-megahertz high-frequency technology that utilizes thin flat antennas which our internal testing indicates is significantly faster than the technology we previously offered casinos. We licensed, on an exclusive basis, Magellan’s rights to its RFID reader, tag and related intellectual property for any gaming applications and have also purchased a minority equity position in Magellan.
In June 2005, we also entered into initial strategic agreements with IGT and Shuffle Master to create a comprehensive Intelligent Table System™ or ITS. This system combines our TableLink® software module which provides RFID bet recognition capability, with IGT’s table management systems, including TableTouchtm, and Shuffle Master’s automatic shufflers, IBR optical card reading shoes and other accessories. We and IGT will be responsible for selling and distributing the Table Manager™ and Chip Manager™ portions of the ITS suite of products and any other products developed by us under the definitive agreements. Shuffle Master will become our preferred vendor for automatic card shufflers, IBR optical card shoes and other key accessory products. We are working towards definitive agreements relating to the development and sale of the ITS, but can provide no assurances as to when such agreements will be entered into or if such agreements will be entered into at all.
During the second quarter of 2005, we commenced the process of repositioning our existing slot platform, which includes a focus on developing content through third-party developers. Our goal is to leverage our existing installed base and transition from the existing model to slot games delivered in a central server-based environment.
During the second quarter of 2005, we completed the sale of our interior signage division. With the completion of this sale and the repositioning of the business to be content and technology focused, the Company has revised its segment reporting to more closely reflect the manner in which the business is managed.
During the first quarter of 2005, we completed our acquisition of the table games management system, PitTrak®, including its existing customer base. PitTrak® has similar functionality as TableLink® and provides us with an existing installed base of over 400 tables and access to sell its management solutions worldwide.
During 2005 we entered into several arrangements to develop and license slot content. We continue to increase our pipeline of new slot game content to replace legacy slot brands as they expire or decline in popularity. In December 2005 our license arrangement with Hasbro for the Yahtzee® and Battleship® brands expired. However, we have recently introduced new brands such as KISS®, the Beach Boys® and Ed McMahon as well as 34 non-branded slot titles. We expect our revenues from legacy brands to decline but anticipate an increase in revenues from this new pipeline of slot content during 2006.
Industry Overview
Global Gaming Industry — Market Size
  In North America, based on estimates provided by Casino City Press, gaming revenues have increased from approximately $43.3 billion in 2001 to approximately $54.1 billion in 2004, representing a 7.7% compound annual growth rate. Such figures include gaming revenues from commercial casinos, Native American casinos and card rooms and exclude gaming revenues from cruise ships, sports books, pari-mutuel wagering, charity bingos and lotteries. We believe the continued growth in the gaming industry will help drive an increase in demand for gaming products. In 2004, there were approximately 49,000 table games and 2,143,000 gaming machines (excluding electronic bingo and amusements with prizes) installed worldwide, of which an estimated 26,000 table games and 850,000 gaming machines were installed in North America. Gaming activities are currently legal in 38 states in the United States and 10 provinces and territories in Canada.
Growth of the Gaming Industry
We believe consumer demand in the gaming industry has been and continues to be driven by several trends, including:
•	Rising social acceptability and popularity of gaming as a leisure activity. The gaming industry has grown with the rising popularity and social acceptability of gaming as a leisure activity. According to the American Gaming Association, more than one in five Americans (21%) has developed a more favorable view of casino gaming over the past five to ten years. We believe the proliferation of poker television programming and poker tournaments has also contributed to the continued increase in consumer spending on gaming.

•	Improvement in the breadth and quality of gaming offerings. Technological advancements have played a critical role in expanding the breadth and improving the quality of gaming offerings. Advanced audio and video capabilities have made slot games more appealing by enabling innovative game content and multi-line, multi-denomination game play, while secondary events, such as progressive jackpots and other bonusing features, have increased the overall entertainment value by providing players the chance to win additional prizes. Patron convenience has also been improved with developments in cashless technology and the use of ticketing with bill validators. We believe that effective promotion of patron loyalty programs by gaming operators has caused patrons to increase their number of annual visits and in turn, increase their gaming and non-gaming expenditures. With the potential regulatory approval of central server-based and downloadable technologies, which will allow players to access a number of different games and other features from one machine, we believe there will be additional growth and replacements in the slot machine sector. Similarly, we believe recent technological breakthroughs and innovations in table game management, including player, chip and game tracking capabilities that enable gaming operators to accurately analyze and reward patrons, may lead to similar increased player appeal for table games.

•	Legalization of gaming in several U.S. States. Since the beginning of 2004, the legislatures or gaming authorities of several U.S. states, including those in Pennsylvania, Florida, Oklahoma and Maine, have permitted for legalization or expansion of gaming activities within their respective states. Other state legislatures, such as that of Massachusetts, are considering gaming legislation to generate additional tax revenue and stimulate economic development.

•	Proliferation of Native American casino gaming. Native American gaming represents the fastest growing segment of the North American gaming industry. Gaming revenues from Native American casinos have increased from $12.7 billion in 2001 to $19.0 billion in 2004, representing a 14.2% compound annual growth rate. As of 2005, there were 581 federally recognized Native American tribes, many of which operate gaming facilities, and 161 Native American tribes who have applied for federal recognition.

•	International expansion. Internationally, we anticipate further growth and expansion in regions such as Macau, Russia, the United Kingdom and the Baltic states. We expect Macau to become the largest gaming market, by revenue, in the world, and growth is expected to continue under its efforts to redevelop the island of Cotai into a Las Vegas-like gaming and entertainment destination market.
Products
Table and Slot Games Segment
Our proprietary game content is designed to provide casino patrons an entertaining and enjoyable gaming experience and thereby generate greater revenues for customers than other games available in the market.
Table Games. We are a leading developer and distributor of proprietary table game content with an installed base of 906 revenue producing games as of December 31, 2005. We have a library of proprietary poker and blackjack derivative table game content that features well-recognized brands, secondary bets and progressive jackpots to enhance player appeal. Our key games include, among others, Caribbean Stud®, Texas Hold’Em Bonus™ poker and Progressive Blackjack®. Our exciting “Progressive Jackpot” feature for table games lets players set aside separate wagers for a chance to win a single, ever-growing, casino-wide or single table jackpot.
In October 2002, we signed an agreement with Rank Group Gaming, to debut what to our knowledge was the world’s first operational wide-area progressive jackpot system for table games. Operating on our CasinoLink® Jackpot Station module, the Super Stud Poker wide-area progressive operates in nearly all of Rank’s 30 casinos in the United Kingdom.
Our Caribbean Stud® franchise is one of the most popular proprietary table games in the world. As of December 31, 2005, approximately 660 of our Caribbean Stud® tables were in service worldwide. In 2005, we introduced a new table game titled Caribbean Stud® — Diamond Edition. Through the use of wide area progressive technology, Caribbean Stud® — Diamond Edition offers players the opportunity to win a multi-site “progressive” jackpot.
With the increasing popularity of poker, we recently introduced the Texas Hold’Em Bonus™ poker game, a new proprietary table game that is installed in leading casinos such as The Borgata, Caesars Palace Atlantic City, Hilton Atlantic City, Ameristar Casinos Kansas City, the Rio, Flamingo Hilton, Silver Legacy, Bally’s, Paris, and Harrah’s Rincon, and at many properties on the Las Vegas Strip and throughout Nevada. The Texas Hold’Em Bonus™ poker game with its patented side bet technology, brings a new level of excitement to table game poker rooms and pit areas. Two cards are dealt to each player; two cards to the dealer; and five community cards are dealt face-up in the center for both players and dealers to use in any combination (three, four or all of the five community cards) to form the highest-ranked poker hand. All wagers (ante, bonus, flop, turn and river) are made by the players before receiving and viewing the cards, each step of the way. An optional bonus jackpot wager (side bet) is based on a player’s starting hand, and allows players to win based on the posted pay table. We received approval for this game in all major U.S. jurisdictions, including Nevada, in 2005. In addition, in 2005 we announced our plans to introduce an enhanced version of this game with the World Series of Poker® brand under an agreement with Harrah’s Licensing Company, LLC, owner of the World Series of Poker®, and as of March 2006, regulatory approval has been received in all major U.S. jurisdictions except Mississippi, where approval is pending. We believe that the similarities between the Texas Hold’Em Bonus™ poker game and the non-proprietary game will help contribute to its success, and we are encouraged by the initial success of this game. As of December 31, 2005, we had an installed base of approximately 145 Texas Hold’Em Bonus™ poker games.
Slot Games. Our slot game content library includes branded game offerings based upon popular brands such as Ripley’s Believe It or Not! ®, Clue®, Dick Clark® Rock, Roll and Remember, Trivial Pursuit®, Garfield®, KISS®, the Beach Boys, Celia Cruz, Tito Puente, Ed McMahon, and Wink Martindale. We also continue to offer additional non-branded games and mystery concepts such as Flip It™, Graveyard Bash™, Office Daze™, Liberty Ball™ and Kazoingo™.
In 2003, we shifted our slot game focus to the development and licensing of game content for deployment in our markets through outsourcing partnerships with third party manufacturers and distributors of slot machines. To access leading technology and enhance our operating margins, we have entered into strategic alliances to develop our proprietary game content on our alliance partners’ systems and technology. Accordingly, we receive revenue not only from the existing fixed rental payments or revenue participation from gaming devices that we have placed in casinos, but also from license fees for game content provided to multiple third parties for use on their game hardware. In these arrangements, our alliance partners typically provide any hardware and/or ongoing maintenance. We also have certain development contracts whereby other suppliers have agreed to incorporate our intellectual property and game content into their slot platforms or other proprietary products.
During the second quarter of 2005, we commenced the process of repositioning our existing slot platform, which includes a focus on developing content through third-party developers. Our goal is to leverage our existing installed base and transition from the existing model to slot games delivered in a central server-based environment.
To facilitate the use of our slot game content, we developed a Ticket-In Ticket-Out, or TITO, feature to be incorporated into our owned slot games. TITO is an alternative payment method to coin handling on the casino slot floor. Gaming operators can program a slot machine to pay a slot payout, or a portion thereof, with a ticket. The ticket can then be reinserted into another TITO slot machine, be exchanged for cash at a cashier’s station or held by the player and used at a later time. We received approval in all major jurisdictions for TITO in 2004 except Nevada, where approval is still pending.
In August 2004, we signed a license and development agreement with IGT to license segments of our patent portfolio of technology and to develop video slot games based on our content, for a term continuing until the last to expire of the patent rights under the agreement. The new games are to be developed on IGT’s game platform and distributed by us. Pursuant to this agreement, IGT also licenses aspects of its intellectual property to us for its games and we are committed to purchase from IGT a minimum of 600 slot machines carrying our game content on them over the life of the agreement. In June 2005, IGT purchased from us a worldwide license, with the right to grant sublicenses, to certain of the patents subject to the August 2004 agreement. Under this 2005 agreement, we are restricted from further licensing these patents. In addition, pursuant to the 2005 agreement, IGT has the right to convert its worldwide license into a 100% ownership interest with respect to any or all of the subject patents at any time within 18 months of the agreement.
We lease our table and slot games and license content to customers in exchange for recurring revenues consisting of (i) fixed periodic fees, (ii) a percentage of the “net win” (“net win” produced by a gaming device is defined as gross revenues minus all jackpots, payouts and any approved claims) of the gaming devices for our more popular titles or (iii) license fees for any proprietary slot game content provided to third parties for use on their game hardware. We also receive one-time license fees for our table and slot game content.
Systems Segment
We market our suite of software systems under the CasinoLink® Enterprise Edition umbrella. This modular, comprehensive and fully integrated suite of software products centralizes gaming management, including functions such as slots and tables monitoring, reporting and accounting across all casino properties, improving efficiency, tightening security and surveillance, and lowering costs. The CasinoLink® Enterprise Edition modules run on an easy-to-use Microsoft Windows® and SQL Server® platform. Due to its modular design, our customers can elect to integrate a combination of features or an individual feature into their casino with limited disruption and compatibility issues with their existing back-end systems. The various CasinoLink® Enterprise Edition modules are summarized in the following chart:

Table Management Modules. The Intelligent Table System™ (ITS) product brings to the table games sector the benefits of accurate and automated data collection and player tracking that we believe was previously seen only in the slot machine sector. ITS is a modular, comprehensive and fully integrated suite of software products that enables casinos to track player activity, monitor games through chip tracking and bet recognition, and provide real time accounting for table games. The information can be interfaced with the casino’s main database, such as our CasinoLink® Slot Management module or several other vendors’ management systems, and used for rewarding players, generating marketing information and enhancing game security. We believe that improved accuracy and player-initiated ratings are very useful to the casino in identifying and directing complimentary benefits to the customer, and ultimately improving customer loyalty. We believe this solution also enables casinos to better secure the chip activity at their tables and also detect counterfeit chips, while allowing them to redirect supervisor time from administrative to customer-relationship and other tasks.
The Intelligent Table System is available in the following three tiers:
•	Table Manager™ is the base product upon which the Chip Manager™ and Card Manager™ product offerings are built. Table Manager™ employs magnetic player identification card readers and touch-screen computer displays at each gaming table or at the pit stand. Table Manager™ allows dealers to input a player’s time and average bets at the tables for tracking purposes after the player identification card is scanned by the magnetic card reader.

•	Chip Manager™ can be utilized in conjunction with Table Manager™ for an even more detailed view of table play. With Chip Manager™, manual inputs to track wagers are eliminated by utilizing sensors located at each player position at the table that automatically scan RFID casino chips, which are embedded with microchips that transmit encrypted radio frequency signals. The use of RFID casino chips enables casinos to track the amount wagered in real time, detect counterfeit casino chips and minimize cheating. This real-time data enables our customers to increase casino patron loyalty by more accurately assigning player ratings and more effectively directing complimentary benefits. It also enables casinos to detect counterfeit chips and allows them to redirect supervisor time from administration to customer-relationship and other tasks. In addition, through our agreement with Magellan, we now offer our customers next-generation 13.56-megahertz high-frequency technology that utilizes thin flat antennas and according to our internal tests significantly increases the speed of chip recognition. For example, our internal testing shows that Chip Manager™ is now capable of reading 100 RFID casino chips in approximately 0.2 seconds. We also believe this technology will support the development of further RFID products suitable for expanding customer service and player tracking.

•	Card Manager™ utilizes Image Based Recognition (IBR) for reading playing cards as they are dealt and which adds yet another level of data analysis by allowing for the monitoring of player betting patterns and the recording of game results. This level of the ITS product is provided by Shuffle Master. Card Manager™ enables gaming operators to better understand the skill level of their patrons, helps minimize dealer mistakes and facilitates detection of card-counting and cheating.
As of December 31, 2005, our table management systems were installed in over 47 casinos in North America, Australia, Europe and South Africa, with an installed base of approximately 1,980 tables, of which approximately 24% use RFID technology to track and measure wagers. We believe that the adoption of RFID technology will increase significantly with the implementation of Magellan’s technology.
The Company and IGT will be responsible for the sale and distribution of Table Manager™ and Chip Manager™, and Shuffle Master will be responsible for the sale and distribution of Card Manager™. Pursuant to our product development agreement with Shuffle

Master and IGT, we agreed not to manufacture or sell intelligent shoe products for a period of three years, although we may sublicense our IBR patents to third parties. We are working towards definitive agreements relating to the development and sale of the ITS, but can provide no assurances as to when such agreements will be entered into or if such agreements will be entered into at all.
Slot Management Modules. Our Slot Management modules incorporate our existing CasinoLink® Player Tracking and CasinoLink® Slot Management modules.
•	CasinoLink® Player Tracking: CasinoLink® Player Tracking is composed of micro controller-based printed circuit boards installed within slot machines, as well as card readers, displays and keypads that provide casinos with the ability to track player gaming activity and monitor employee access to slot machines.

•	CasinoLink® Slot Management: Our CasinoLink® Slot Management module provides gaming operators with robust, highly scalable applications for accounting and auditing, administration and security and marketing. This module is comprised of firmware that provides access to player activity data gathered by the CasinoLink® Player Tracking module. This system also provides access to slot machine activity, including security events, revenue, expenses and other financial reporting metrics. This module is well suited to fulfill the requirements of large, geographically dispersed gaming operators who require multi-site capability.
As of December 31, 2005, our CasinoLink® Slot Management modules have been installed in more than 187 gaming sites worldwide, monitoring approximately 49,700 gaming machines. We have a significant number of gaming system installations in Canada, including in the multi-site, provincial lottery corporations of Alberta, British Columbia, Ontario and Saskatchewan. In the European market we have stand-alone installations in the United Kingdom, Switzerland, Ukraine, Finland, Greece and Italy, as well as multi-site installations in Estonia, Lithuania, Latvia, The Netherlands, The Slovak Republic, Slovenia and Sweden. In the Asia Pacific market, CasinoLink® is installed in Macau and Australia. During the fourth quarter of 2005, we entered into an agreement with a large gaming supplier to install our CasinoLink® product in Class II jurisdictions.
Server-Based Gaming Modules. We are currently developing a suite of centrally managed server-based gaming modules that include CasinoLink® Game Station™ and the CasinoLink® Sports Station modules of PrimeLine™ and Rapid Bet Live™.
•	CasinoLink® Game Station™: The CasinoLink® Game Station™ module will allow patrons to enjoy a variety of software-based casino games, ranging from slot games to Keno, while sitting at the same gaming machine. To enhance profitability, gaming operators will be able to select the game mix and denominations across the casino floor on a real-time basis.

•	CasinoLink® Sports Station’s PrimeLine™ and Rapid Bet Live™: The PrimeLine™ and Rapid Bet Live™ modules will allow patrons to engage in sports wagering activities, utilizing thin client technology, directly from a gaming machine or a remote device, including traditional game outcome wagers, bet-by-event or play wagering, and simulated sports betting. On March 4, 2006, Rapid Bet Live ™ commenced a 30 day field trial at the Palms Hotel and Casino in Las Vegas.
We believe the utilization of our central server-based gaming modules will allow gaming operators to minimize game replacement costs, offer greater convenience to patrons and increase flexibility to reconfigure the gaming machine area. To expedite our central server-based development efforts, we acquired VirtGame, a gaming software developer primarily focused on central server-based slot games and centrally managed sports betting, in October 2005. VirtGame was a Nevada Gaming Commission licensed provider of innovative sports book software systems and server-based, networked gaming software for regulation gaming applications. VirtGame’s technology platform is scalable and customizable, enabling gaming on any hardware platform including personal computers, hand-held devices and mobile phones. We are integrating VirtGame’s technologies into our CasinoLink® Enterprise Edition architecture to support what we expect will be an eventual shift from traditional, stand-alone slot games to central server-based gaming.
CasinoLink® Jackpot Station (CJS) Module. CJS allows gaming operators to bring a multi-site, multi-level bonusing and jackpot system in-house and link both slot machines and table games to one or more progressive jackpots. The CJS system is designed to connect directly to the gaming operator’s existing casino management systems and permits them to adjust the jackpot frequencies and levels in response to competitive factors in order to increase repeat visits by patrons.
•	Progressive Jackpot. To create a jackpot, our CJS system monitors play on one or more slot machines or table games and accumulates, in real-time, a predetermined percentage of each bet. This jackpot increases continuously until won by a player and then can be reset automatically to accumulate subsequent jackpots.

•	Bonusing. Bonusing technology enables the design and delivery of bonuses and other promotions directly to players at the point and time of play, right at their favorite game. A bonusing system provides a cash bonus, which can be random or preset separate from the normal payout for a winning combination, and can be structured to award a player just for playing, with no winning reel combination or minimum coin-in required. While bonus amounts are typically lower than the top progressive payout for the game, the frequency is higher, providing a valuable marketing tool for stimulating, extending and increasing the rate of play.
WagerLink™ Cashless Module. Our WagerLink™ Cashless module allows for electronic funds wagering from a gaming device. This product is currently developed as a module of our CasinoLink® products, and the first site for this product went live in October 2005 at Casino Municipale di Venezia in Venice, Italy. The WagerLink™ Cashless Module will also be adapted to interface with our central server-based gaming modules and ITS products. These developments will offer seamless cashless transactions for each gaming module managed within the CasinoLink® Enterprise Edition product suite.
Other Products
Under a licensing agreement with XpertX, Inc., we hold, except in the case of Nevada, the exclusive worldwide distribution rights to the XpertX Keno system. Key features of this Keno system include: player tracking, including player account information, player trip history, play and win amounts and buy-in limits; reporting functions, including customized audit and management reports and inter-property progressive capabilities; display functions, including in-room television keno display and advertising options; and built-in diagnostic software and disc mirroring features.
TableMAX® is a table game in video format, to which we hold the exclusive license to distribute in certain markets. The TableMAX® video table enables multiple players to play simulated versions of traditional casino card games. We are in the process of installing TableMAX® in various casinos in the Oklahoma market. In March 2006 we received approval from Gaming Laboratories International to place the progressive version of TableMAX® in California.
On November 28, 2005, we acquired EndX, a global gaming management systems software company headquartered in the United Kingdom, for approximately $29.2 million in cash, including transaction costs. EndX had been one of our key strategic partners for over three years. The EndX Intelligence product suite is currently installed in over 175 gaming centers in over 20 countries worldwide, including centers operated by the three major gaming operators located in the United Kingdom. The EndX product has been integrated as a part of CasinoLink Enterprise Edition’s Slot Management module. The modules of EndX include cage and cash management, player marketing, table games accounting, and surveillance and alerts monitoring. In addition, we and EndX previously created a version of TableLink for the international market. Significant North American multi-site installations that have been completed or are in the process of being installed include 17 sites for the British Columbia Lottery Corporation and four sites for the Saskatchewan Indian Gaming Authority.
We also supply a number of accessory products that allow our customers to operate a wider variety of progressive games, provide promotional messages, animated and graphic displays, and generate additional statistical and operating information from the slot machines linked to progressive jackpot systems. Available accessories include controllers and displays, as well as devices to boost electrical outputs to a large number of displays, cable and fiber-optic connectors, devices to trigger visual or audio signals when a progressive jackpot is hit, and circuitry for the display of progressive jackpot amounts on the screens of video slot machines. Our proprietary controllers are designed to be compatible with the gaming equipment made by the major slot machine manufacturers. Our controllers are licensed in almost every major U.S. gaming jurisdiction. We believe that we have the largest installed base of controllers in the industry.
Growth Strategies
We aim to be the leading developer and supplier of content and technology-based gaming products. To improve productivity and profitability, we focus our resources on developing, marketing and distributing higher growth and higher margin products that generate revenues on a recurring basis. To achieve our objective, we have adopted the following key strategies for growth:
•	Increase focus on our table management modules. We believe our table management modules, with state-of-the-art RFID technology licensed through Magellan, bring to the table games sector the benefits of accurate and automated data collection and player tracking previously seen only in the slot games sector. We believe the enhanced performance of chip tracking, coupled with decreasing costs to manufacture RFID-enabled chips, will accelerate the adoption of our table management products across the approximate 49,300 table games worldwide. To increase their marketability, we intend to also market our table management modules as a part of ITS. As a part of the ITS alliance, IGT will, among other things, also be responsible for selling and distributing our portion of the ITS suite of products.

•	Strengthen our leading proprietary table game franchise. We intend to leverage our Caribbean Stud® franchise by introducing newer versions of this game to maintain and grow its market share. For example, in 2005 we introduced Caribbean Stud® — Diamond Edition, which incorporates our patented progressive betting feature. Additionally, we believe the Texas Hold’Em

Bonus™ poker game will be our next significant table game franchise.

•	Market our systems products under the CasinoLink® Enterprise Edition umbrella. Although our systems are capable of operating independently of one another, we believe utilizing multiple modules of CasinoLink® Enterprise Edition together will enhance the system’s functionality. For example, CJS enables our customers to implement their own multi-site, multi-level progressive jackpot systems in a cost-effective manner. When combined with our table and slot management modules, CJS can create progressive jackpots across the entire casino floor. We intend to highlight such value propositions in marketing the CasinoLink® Enterprise Edition products.

•	Complete the development and introduce our server-based wagering modules. We are currently developing a suite of server-based gaming modules to support what we expect will be an eventual shift towards server-based gaming. Upon completion and approval, we will market Game Station™ and the CasinoLink® Sports Station modules of PrimeLine™ and Rapid Bet Live™ as part of CasinoLink® Enterprise Edition. We intend to utilize recently acquired VirtGame technologies to expedite our central server-based development efforts. We showcased the capabilities of server-based gaming at the Global Gaming Expo in September 2005, with demonstrations of our approximately 35 slot games for use under the Game Station™ architecture. We expect that the adoption of wireless gaming in various jurisdictions will further accelerate the adoption of server-based wagering, primarily for sports and poker applications.

•	Continue expanding our strategic alliances. Our strategic alliances have allowed us to access key intellectual property and technology assets in developing our products. We obtained exclusive rights to next-generation RFID technology through our Magellan license agreement. We also obtained access to leading gaming machine hardware platforms through our alliances with IGT and Bally Gaming. We intend to continue entering into strategic alliances in our efforts to provide leading technology and content products to our customers.
Segment and Geographic Information
Financial information about segments is incorporated herein by reference to Note 19 “Segment Reporting” to our consolidated financial statements included in Part II in this Annual Report on Form 10-K.
Competition
The markets for our products are highly competitive. We compete with a number of developers and manufacturers of table and slot game and casino management systems. Some of these competitors are larger and have greater access to capital resources than we do. Our future performance may be affected by numerous factors, including:
•	the continued popularity of our existing products and our ability to develop and introduce new products that gain market acceptance and satisfy consumer preferences;

•	our ability to maintain existing regulatory approvals and obtain future approvals in order to conduct our business; and

•	our ability to protect, maintain and enforce our existing intellectual property rights and to adequately secure and enforce such rights for new products.
Substantially all of our products require regulatory approval. We believe that the amount of time and money consumed in the course of obtaining licenses in new jurisdictions and new product approvals in multiple jurisdictions constitute significant obstacles to entry or expansion by new competitors. In addition to regulatory constraints, our intellectual property rights to patents and trademarks help protect our products. We actively seek patent and trademark protection and vigorously enforce our intellectual property rights.
Table and Slot Games Competition
Table Games. In the area of proprietary table games, we are a leading designer and distributor of progressive jackpot table games, and we believe our patents significantly limit the ability of competitors to offer table games with progressive or electronically enhanced side-bet features. A significant competitor in proprietary table games is Shuffle Master, which markets Let It Ride®, Three Card Poker®, Fortune Pai Gow Poker® and Royal Match 21™. We also compete against non-proprietary games such as blackjack. Our patented side-bet progressive jackpot feature, which was developed for Caribbean Stud®, has been successfully adapted for Progressive Blackjack®, and is adaptable for other games, including Two Card Joker Poker™ and Texas Hold’Em Bonus™ poker. Through the deployment of these games, we believe that we can convert industry-standard non-proprietary table games, which are in the public domain, to proprietary games capable of producing a recurring revenue stream for us. We believe that this proprietary feature provides us with a competitive advantage by facilitating our ability to introduce new table games.
Slot Games. We believe the success of many of the recent video-based games and the popularity of many of the themed game introductions is currently dictating the types of slot games being developed. The current competitive environment is placing increasing demands on content providers, requiring a strong pipeline of new slot games and the ability to secure rights to popular brand names and other entertainment-oriented content suitable for adaptation for casino games. Future growth opportunities in the gaming equipment content will result not only from a strong pipeline of well-defined branded games, but also from new product developments and technological advancements.
Our proprietary slot games business faces both direct and indirect competition. Manufacturers that offer proprietary games to casino operators on a lease or participation basis compete directly with us. Direct competitors typically offer specialty, niche or novelty games. In some cases they offer casino customers the right to purchase specialty games at premium prices or at a lower price with ongoing license fees. Manufacturers that sell standard slot machines to casino operators also compete with us for casino floor space and market share. We believe our new business model of delivering increasingly more game content on third party game hardware will allow us to gain entry into various markets and market segments in which we were previously either not present or underrepresented. Our major slot game competitors include AC Coin & Slot Company, Alliance Gaming, Aristocrat Leisure Ltd., the Atronic Group, International Game Technology, Konami Gaming Corporation, Multimedia Games, Inc. and WMS Industries.
Casino Management Systems Competition
Our CasinoLink® Enterprise Edition competes against systems from Alliance Gaming, Aristocrat, International Game Technology, Konami and Atronic. This market is highly competitive. Pricing, product features and functionality, accuracy and reliability are key factors in determining a provider’s success in selling its system. Because of the high initial costs of installing a computerized monitoring system, customers for such systems generally do not change suppliers once they have installed a system. We have been successful primarily with customers in foreign jurisdictions that desire to monitor geographically dispersed casinos from a centralized control facility.
We believe that our products and patents serve as a significant barrier to entry for potential competitors. Our entry level ITS Table Manager® version competes with products marketed by Alliance Gaming and Bravo. To our knowledge, Sensys, in partnership with Chipco International, is also developing a competing product. We believe that our components for progressive jackpot systems enjoy high market share and name recognition in the industry. The primary competitors for our CasinoLink® Jackpot Station components are Aristocrat, Paltronics and IGT. We may, in the future, face additional competition from other component manufacturers. In the placement of progressive jackpot bonusing systems, we compete with IGT and the major slot machine manufacturers who have developed their own proprietary gaming products that incorporate progressive jackpot bonusing systems into their games.
Manufacturing and Assembly Operations
In May 2005, we completed the sale of our interior signage and graphics business as part of the realignment of our business to become a leading global provider of content and technology to the gaming industry. Prior to the divestiture, all manufacturing activities were solely related to the interior signage business and located in Hurricane, Utah. Throughout the year, the assembly and warehousing of our electronic displays and progressive jackpots and systems hardware were conducted in the same facility. Beginning in January 2006, the Company has entered into a three year agreement with a third party contract manufacturer with facilities in Las Vegas, Nevada to assume responsibility for the assembly, warehousing and shipping of our electronics products.
The Company’s Las Vegas operation primarily assembles, warehouses and distributes proprietary table games and slot machines purchased from third party manufacturers.
Nearly all of the components and raw materials we use in our products are available from many sources. Many suppliers can provide our electronic displays and progressive jackpots and systems hardware products. Accordingly, we are not dependent in any significant way upon any single supplier or vendor for components, raw materials or assembly.
In August 2004, we signed a license and development agreement with IGT to license segments of our patent portfolio of technology and to develop video slot games based on our content, for a term continuing until the last to expire of the patent rights under the agreement. The new games are to be developed on IGT’s game platform and distributed by us. Pursuant to this agreement, IGT also licenses aspects of its intellectual property to us for its games and we are committed to purchase from IGT a minimum of 600 slot machines carrying our game content on them over the life of the agreement.
Marketing and Distribution
We maintain facilities to sell and service our products directly to markets throughout the world. In addition to our headquarters and other facilities in Las Vegas, NV, we have regional sales offices in Sparks, NV; Egg Harbor, NJ; Biloxi, MS; Lane Cove, Australia;

Tallinn, Estonia; Houten, The Netherlands; Oldham, England; Oxford, England; and Macau. We have third party sales and service distributors in the Caribbean, Europe, Asia, Australia and Oklahoma. In addition, we have service centers in Kansas City, MO; Chicago, IL; and Calgary, Canada.
Research and Development
Our research and development department is dedicated to developing fun and exciting table and slot games that enhance player entertainment value and to introducing leading, innovative systems products that increase our customer’s revenue stream and facilitates operating efficiencies. Headed by our Chief Technology Officer, our R&D staff of approximately 80 employees possesses significant experience in software and content design and development. Our current emphasis is on developing new technologies to expand and improve CasinoLink® Enterprise Edition’s functionalities and developing new game content through third parties to refresh and grow our installed base of gaming devices.
To expedite the development of new slot games for our Game Station™ module, we are concurrently creating a game development kit, a suite of software tools designed for third-party game developer partners to quickly expand our content library. At the Global Gaming Expo in September 2005, we demonstrated approximately 35 new slot games which were designed specifically for our Game Station module. Ten of these games are also available in a stand-alone slot machine format.
We conduct extensive testing on the products we offer to ensure they meet the key performance and quality standards as required by gaming regulators. In addition, our R&D personnel constantly work with our customers to respond to their needs and to ensure compatibility with other products currently available in the market. Moreover, we closely monitor the evolving standards in the gaming industry so that we are able to respond and address new technologies as they emerge.
We believe our intellectual property rights, patents, trademarks and copyrights are significant assets. In particular, we own or have license rights to over 40 patents in the area of RFID technology and related table games system management. This portfolio took over five years to develop and is expected to be a main focus of our R&D resources in 2006 and beyond, and is expected to continue to evolve as we look towards the next generation of RFID technology’s use within table systems management. In addition to internally developed and acquired emerging gaming technologies, we also rely on strategic partnerships to obtain access to intellectual property. For example, our joint development agreements with IGT and Bally provide us with access to technologies related to leading gaming hardware platforms.
We intend to vigorously protect the investment in our research and development efforts and the unique features of our products and services by maintaining our intellectual property rights. However, we cannot ensure that intellectual property rights will not be infringed. Additionally, we cannot be sure that our pending applications for additional intellectual property rights will be granted.
During the years ended December 31, 2005, 2004, and 2003, we expended approximately $8.1 million, $6.1 million, and $5.2 million respectively, on research and development activities.
Employees
As of December 31, 2005, we had approximately 315 employees worldwide, of whom approximately 26 were in operations and assembly, 59 in sales and marketing, 93 in installation and service, 80 in research and development and 57 in administration. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good relations with our employee work force.
Government Regulation
Overview
We are subject to regulation by governmental authorities in most jurisdictions in which our products are sold or used by persons or entities licensed to conduct gaming activities. Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, findings of suitability, registrations and/or other required approvals with respect to us, our personnel and our products are time-consuming and expensive. References in this “Government Regulation” section to “Progressive,” “we,” “us” and “our” are to Progressive Gaming International Corporation only, and not to its subsidiaries.
Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable. Despite our experience, we may be unable to obtain or maintain necessary gaming regulatory approvals for us, our products or our personnel.

We, either directly or through our subsidiaries, have approvals that enable us to conduct our business in numerous jurisdictions, subject in each case to the conditions of the particular approvals. These conditions may include limitations as to the type of game or product we may sell or lease, as well as limitations on the type of facility (such as riverboats) and the territory within which we may operate (such as tribal nations). Jurisdictions in which we (together with our subsidiaries, and specific personnel where required) have authorizations with respect to some or all of our products and activities include Nevada, South Dakota, Mississippi, Iowa, Missouri, Oregon, Louisiana, Colorado, Illinois, Washington, Arizona, Connecticut, Montana, New Jersey, North Carolina, North Dakota, New Mexico, Kansas, Minnesota, Indiana, Michigan, New York, Wisconsin, California; the Canadian provinces of Alberta, Manitoba, Nova Scotia, Quebec, Saskatchewan, British Columbia and Ontario; the Australian states of New South Wales, Victoria, Queensland, Western Australia and Tasmania; the Australian territories of Northern Territory and Australia Capital Territory; New Zealand; Mpumalanga and Gauteng in South Africa; and Greece.
Certain Native American tribes throughout the United States that have compacts with the states in which their tribal dominions are located, operate or propose to operate casinos, and these tribes may require suppliers of gaming and gaming-related equipment to obtain authorizations. We have worked and will continue to work with these tribes to obtain the necessary authorizations.
During 2004 and 2005, we cooperated with certain state gaming authorities with respect to the required relicensing of our company in certain jurisdictions, as well as the licensing of our Chief Financial Officer and related financial controls, policies and procedures, our Chief Technology Officer and our General Counsel. This process is on-going and the results are not expected to have a material adverse effect on us. We continue to cooperate with all gaming regulatory agencies as necessary and applicable to maintain good standing in all jurisdictions in which we hold a license.
Gaming Devices and Equipment
We sell or lease products which are considered to be “gaming devices” or “gaming equipment” in jurisdictions in which gaming has been legalized. Although regulations vary among jurisdictions, each jurisdiction requires various licenses, findings of suitability, registrations, approvals or permits to be held by companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment.
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
Regulation of Stockholders
In most jurisdictions, any beneficial owner of our voting securities or other securities may, at the discretion of the gaming regulatory authorities, be required to file an application for a license, finding of suitability or other approval, and in the process subject himself, herself or itself to an investigation by those authorities. The gaming laws and regulations of most jurisdictions require beneficial owners of more than 5% of our outstanding voting securities to file certain reports, and may require our directors and executive officers to undergo investigation for licensing or findings of suitability.
Regulation and Licensing — Nevada
Gaming. The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacturing and distribution of associated equipment for use in Nevada, and the operation of slot machine routes and inter-casino linked systems in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder and (ii) various local ordinances and regulations. These activities are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, and various local, city and county regulatory agencies, collectively referred to as the Nevada Gaming Authorities.
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
Changes in such laws, regulations and procedures, depending upon their nature, could have an adverse effect on our operations. We are registered by the Nevada Gaming Commission as a publicly traded corporation, or a Registered Corporation, and have been found to be suitable to own the stock of Mikohn Nevada, which is licensed as a manufacturer and distributor of gaming devices, and as an operator of a slot machine route. We and Mikohn Nevada have obtained from the Nevada Gaming Authorities the various authorizations they require to engage in Nevada in manufacturing, distribution, slot route operations and inter-casino linked system activities consisting of slot machines. The regulatory requirements set forth below apply to us as a Registered Corporation and to Mikohn Nevada as a manufacturer, distributor and operator of a slot machine route.
All gaming devices that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed and sold by licensed distributors. The Nevada Gaming Commission must approve all gaming devices manufactured for use or play in Nevada before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada State Gaming Control Board, a field trial and a determination that the gaming device meets strict technical standards set forth in the regulations of the Nevada Gaming Commission. The Chairman of the Nevada State Gaming Control Board must administratively approve associated equipment before it is distributed for use in Nevada.
As a Registered Corporation, we are periodically required to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information the Nevada Gaming Commission may require. No person may become a stockholder of or receive any percentage of profits from Mikohn Nevada without first obtaining authorizations from the Nevada Gaming Authorities.
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
If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us or Mikohn Nevada, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us or Mikohn Nevada to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.
Progressive and Mikohn Nevada are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Mikohn Nevada also are required to be reported to or approved by the Nevada Gaming Commission.
Should Mikohn Nevada be found to have violated the Nevada Gaming Control Act, the licenses it holds could be limited, conditioned, suspended or revoked. In addition, Mikohn Nevada, Progressive and the persons involved could be required to pay substantial fines, at the discretion of the Nevada Gaming Commission, for each separate violation of the Nevada Gaming Control Act. Limitation, conditioning or suspension of any license held by Mikohn Nevada could (and revocation of any license would) materially adversely affect our manufacturing, distribution and slot operations.
Regulation of Security Holders. Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of our voting securities determined if the Nevada Gaming Commission finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.
The Nevada Gaming Control Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Gaming Commission. It also requires beneficial owners of more than 10% of a Registered Corporation’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within thirty days after the Chairman of the Nevada State Gaming Control Board mails a written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation’s voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances hold up to 19% of a Registered Corporation’s voting securities for a limited period of time and maintain the waiver.
An institutional investor is deemed to hold voting securities for investment purposes if the voting securities were acquired and are held in the ordinary course of its business as an institutional investor and were not acquired and are not held for the purpose of causing, directly or indirectly: (i) the election of a majority of the members of the board of directors of the Registered Corporation; (ii) any change in the Registered Corporation’s corporate charter, bylaws, management, policies or operations or those of any of its gaming affiliates or (iii) any other action that the Nevada Gaming Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations and (iii) other activities the Nevada Gaming Commission may determine to be consistent with investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.
Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada State Gaming Control Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder of a Registered Corporation found unsuitable and who holds, directly or indirectly, any beneficial ownership in the voting securities beyond such period of time as the Nevada Gaming Commission may specify for filing any required application may be guilty of a criminal offense. Moreover, the Registered Corporation will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Registered Corporation, it: (i) pays that person any dividend on its voting securities; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities ownership; (iii) pays remuneration in any form to that person for services rendered or otherwise or (iv) fails to pursue all lawful efforts (including, if necessary, the immediate purchase of said voting securities for cash at fair market value) to require such unsuitable person to completely divest all voting securities held.
The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Gaming Commission finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission determines that a person is unsuitable to own such security, it may sanction the Registered Corporation, which sanctions may include the loss of its approvals if, without the prior approval of the Nevada Gaming Commission: it (i) pays to the unsuitable person any dividend, interest, or other distribution; (ii) recognizes any voting right of such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.
Progressive and Mikohn Nevada are required to maintain current stock ledgers in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record owner may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record owner unsuitable.
We are also required to render maximum assistance in determining the identity of the beneficial owners of our securities. The Nevada Gaming Commission has the power to require us to imprint our stock certificates with a legend stating that the securities are subject to the Nevada Gaming Control Act. To date, the Nevada Gaming Commission has not imposed such requirement on us.
We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the securities or proceeds are to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Gaming Commission or the Nevada State Gaming Control Board as to the accuracy or adequacy of the prospectus or the investment merit of the offered securities, and any representation to the contrary is unlawful.
Any offer by us to sell our common stock requires the review of, and prior approval by, the Nevada Gaming Commission. On September 27, 2005, we received prior approval, referred to as the Shelf Approval, by the Nevada Gaming Commission to make public offerings for a period of two years, subject to certain conditions, which covers registered common stock issued after the date of the Shelf Approval. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board and must be renewed at the end of the two-year approval period. The Shelf Approval applies to any affiliated company that is wholly owned by us, which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Gaming Commission as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.
Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct, by which anyone obtains control, may not lawfully occur without the prior approval of the Nevada Gaming Commission. Entities seeking to acquire control of a Registered Corporation must meet the strict standards established by the Nevada State Gaming Control Board and the Nevada Gaming Commission prior to assuming control of a Registered Corporation. The Nevada Gaming Commission also may require persons who intend to become controlling stockholders, officers or directors, and other persons who expect to have a material relationship or involvement with the acquired company, to be investigated and licensed as part of the approval process.
The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to minimize the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Gaming Commission before the Registered Corporation can make exceptional repurchases of voting securities above market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation’s board of directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purpose of acquiring control of the Registered Corporation.
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
Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with any such persons, collectively, “Licensees”, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada State Gaming Control Board of his or her participation outside of Nevada. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Gaming Control Act. Licensees also are subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the non-Nevada gaming operations, fail to conduct the foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the non-Nevada operations who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.
Other Jurisdictions
All other jurisdictions that have legalized gaming require various licenses, registrations, findings of suitability, permits and approvals for manufacturers and distributors of gaming devices and equipment as well as licensure provisions related to changes in control. In general, such requirements involve restrictions similar to those of Nevada.
Federal Regulation
The Federal Gambling Devices Act of 1962, or the Federal Act, makes it unlawful, in general, for a person to manufacture, transport, or receive gaming machines, gaming machine type devices, and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. We have registered and must renew our registration annually. In addition, the Federal Act imposes various record keeping and equipment identification requirements. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.
Application of Future or Additional Regulatory Requirements
In the future, we intend to seek the necessary registrations, licenses, approvals and findings of suitability for us, our products and our personnel in other jurisdictions throughout the world where significant sales of our products are expected to be made. However, we may be unable to obtain these registrations, licenses, approvals or findings of suitability, which if obtained may be revoked, suspended or unsuitably conditioned. In addition, we may be unable to timely obtain, or to obtain at all, the necessary approvals for our future products as they are developed, even in those jurisdictions in which our existing products have been licensed or approved. If a registration, license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary registration, license, approval or finding of suitability, we may be prohibited from selling our products for use in that jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.
Available Information
Our Internet address is www.progressivegaming.net. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Item 1A. Risk Factors
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
The gaming sector is characterized by the rapid development of new technologies and continuous introduction of new products. In addition to requiring a strong pipeline of proprietary games, our success is dependent upon new product development and technological advancements, including the continued development of cashless technology, table player tracking technologies, central server-based products and technologies, progressive jackpot systems and integrated management systems. The markets in which we compete are subject to frequent technological changes, and one or more of our competitors may develop alternative technologies or products for bonusing, progressive jackpots, slot accounting, cashless technology, player tracking or game promotions, or a superior game platform which may not be made available to us. While we expend a significant amount of resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products at a rapid enough pace. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.
If our current or proposed products or technologies do not receive regulatory approval, our revenue and business prospects will be adversely affected.
Our products and technologies are in various stages of development. Our development efforts are dependent on factors such as obtaining requisite governmental approvals. Each of these products and technologies requires separate regulatory approval in each market in which we do business, and this regulatory approval may either not be granted at all or not be granted in a timely manner, for reasons primarily outside of our control. In addition, we cannot predict with any accuracy which jurisdictions or markets, if any, will accept and which authorities will approve the operation of our gaming products and technologies, or the timing of any such approvals. A lack of regulatory approval for our new games or other products and technologies, or refresher versions of our existing games or other products and technologies, or delays in obtaining necessary regulatory approvals, will adversely affect our revenues and business prospects.
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
Conflicts may arise between us and our alliance partners, such as conflicts concerning licensing and royalty fees, development or distribution obligations, the achievement of milestones or the ownership or protection of intellectual property developed by the alliance or otherwise. Any such disagreement between us and an alliance partner could result in one or more of the following, each of which could harm our reputation, result in a loss of revenues and a reduction in our cash position:

•	unwillingness on the part of an alliance partner to pay us license fees or royalties we believe are due to us under the strategic alliance;

•	uncertainty regarding ownership of intellectual property rights arising from our strategic alliance activities, which could result in litigation, permit third parties to use certain of our intellectual property or prevent us from utilizing such intellectual property rights and from entering into additional strategic alliances;

•	unwillingness on the part of an alliance partner to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of the results of those activities;

•	slowing or cessation of an alliance partner’s development or commercialization efforts with respect to our products or technologies;

•	delays in the introduction or commercialization of products or technologies; or

•	termination or non-renewal of the strategic alliance.
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
If our remaining license agreements with Hasbro, Inc. and other content providers are terminated or are not renewed, or if we breach our obligations under any license agreement, our revenues could be reduced.
Revenues from our table and slot games segment are derived primarily from the popularity of our branded slot games, including licensed brands such as Clue®, Ripley’s Believe It or Not!® and Trivial Pursuit®. We developed these slot games under multi-year license agreements, which contain options to renew, with Hasbro and Ripley Entertainment and have developed other slot games under agreements with other branded content providers. We are also in the process of developing additional games under similar agreements with separate licensors for additional branded content, including an agreement with Paws, Inc. for use of the Garfield® property.
Any termination or failure to renew a license agreement with our branded content providers could have a material, adverse effect on our revenues and operations. For example, Hasbro declined to renew the Yahtzee and Battleship brands with us as of December 15, 2004. While we believe that we will be able to replace this content with other popular branded slot games, our failure to do so could materially affect our future revenues. In addition, we are engaged in litigation with Hasbro related to a claim for past due royalties on slot game titles that we licensed from Hasbro, and we cannot assure you that this litigation will be resolved or that Hasbro will renew other license agreements with us for other Hasbro brands. For example, in the second quarter of 2006 our Clue® and Trivial Pursuit® license arrangements with Hasbro will expire unless they are renewed with the consent of both parties.
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
Significant litigation regarding intellectual property exists in our industry. Competitors and other third parties may infringe on our intellectual property rights. Alternatively, competitors may allege that we have infringed on their intellectual property rights. For example, Interactive Systems Worldwide, Inc. sued us for patent infringement on December 14, 2005. Any claims, even those made by third parties which are without merit, could:
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
See “Item 3. Legal Proceedings” in this Annual Report on Form 10-K for a description of various legal proceedings in which we are involved.
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
The Public Company Accounting Oversight Board, or PCAOB, is conducting an inspection of our external auditors BDO Seidman LLP and their audit of our financial statements as of and for the year ended December 31, 2004.
The PCAOB is conducting an inspection of BDO Seidman LLP, our external auditors. As part of this inspection, the PCAOB has selected, among others, to review BDO Seidman’s audit of our financial statements as of and for the year ended December 31, 2004. The PCAOB has requested additional information and analysis from BDO Seidman regarding our recognition of revenue in connection with a strategic licensing transaction we entered into in 2004. In addition, the PCAOB has requested information regarding certain other revenue transactions in 2004 and 2005.
We believe that our accounting methods for these transactions are correct. However, in the event the PCAOB determines that a different method should have been used to report this financial information, we may be required to treat this revenue in a manner different than what has been recorded in our historical financial statements. The PCAOB’s inspection of BDO Seidman is ongoing and there can be no assurance as to when it will be completed. In addition, we cannot assure you that in the course of this inspection, the PCAOB will not identify additional information contained in our historical financial statements which it believes could have been reported differently, or the prospective impact of any such items on our financial statements.
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
Historically, we have not generated sufficient cash flow from operations to satisfy our capital requirements and have relied upon debt and equity financing arrangements to satisfy such requirements. Should such financing arrangements be required but unavailable in the future, this will pose a significant risk to our liquidity and ability to meet operational and other cash requirements. Our bank credit facility with CapitalSource expired on December 15, 2005. We have not replaced this credit facility. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are unable to secure a replacement credit facility on terms acceptable to us, this may pose a significant risk to our liquidity and ability to meet operational and other cash requirements. As part of our alliance with IGT, we entered into a joint development agreement and gave IGT an option to purchase $40 million of our 6% senior subordinated convertible notes. On February 28, 2006, we provided IGT with requisite notice that we were prepared to issue these notes. IGT determined not to purchase the notes at this time, and by its terms the option lapsed.
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
Under the terms of our current arrangements with gaming operators, our installed base of games may be replaced by competing products under certain circumstances, thus ending the recurring revenue stream or arrangement with such operator. Such replacement may result from competition, changes in economic conditions, technological requirements, obsolescence or declining popularity. For example, from June 30, 2005 to December 31, 2005, our installed base of slot games decreased 67% from 1,024 to 336. A further decrease in our installed base of games would adversely affect our revenues and future growth. In addition, if customers replace our games and bonusing systems, our efforts to maintain and expand the number of installed proprietary games through enhancement of existing games and bonusing systems, introduction of new games and bonusing systems, and other features and the provision of superior customer service may not be successful.
Furthermore, prominent placement of our games on the casino floor is necessary to maximize the amount of recurring revenues derived from each of our games. Our leases do not require the gaming operators to place our games in prominent locations. If we fail to maintain prominent locations in casinos, our games may not be played, resulting in a reduction of our recurring revenues.
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
The distribution of gaming products and conduct of gaming operations are extensively regulated by various domestic and foreign gaming authorities. Although the laws of different jurisdictions vary in their technical requirements and are amended from time-to-time, virtually all jurisdictions in which we operate require registrations, licenses, findings of suitability, permits and other approvals, as well as documentation of qualifications, including evidence of the integrity, financial stability and responsibility of our officers, directors, major stockholders and key personnel. If we fail to comply with the laws and regulations to which we are subject, the applicable domestic or foreign gaming authority may impose significant penalties and restrictions on our operations, resulting in a material adverse effect on our revenues and future business. See “Item 1. Business – Government Regulation” in this Annual Report on Form 10-K for a description of the regulations that apply to our business.

Future authorizations or regulatory approvals may not be granted in a timely manner or at all which would adversely affect our results of operations.
We will be subject to regulation in any other jurisdiction where our customers may operate in the future. Future authorizations or approvals required by domestic and foreign gaming authorities may not be granted at all or as timely as we would like, and current or future authorizations may not be renewed. In addition, we may be unable to obtain the authorizations necessary to operate new products or new technologies or to operate our current products or technologies in new markets. For example, our Ticket-In Ticket-Out (TITO) feature for slot games has not yet been approved in Nevada. If we are not able to obtain TITO approval in Nevada, our ability to generate revenue may be significantly impaired. In either case, our results of operations would likely be adversely affected. Gaming authorities can also place burdensome conditions and limits on future authorizations and approvals. If we fail to maintain or obtain a necessary registration, license, approval or finding of suitability, we may be prohibited from selling our products or technologies for use in the jurisdiction, or we may be required to sell them through other licensed entities at a reduced profit. The continued growth of markets for our products and technologies is contingent upon regulatory approvals by various federal, state, local and foreign gaming authorities. We cannot predict which new jurisdictions or markets, if any, will accept and which authorities will approve the operation of our gaming products and technologies, the timing of any such approvals or the level of our penetration in any such markets.
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
Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, the United Kingdom and Australia, accounted for approximately 19.9% of our consolidated revenue in fiscal 2005. We expect the percentage of our international sales to increase in 2006. Accordingly, our future results could be harmed by a variety of factors, including:
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
We may not realize the benefits we expect from the acquisitions of VirtGame and EndX.
The integration of VirtGame and EndX technology may be time consuming and expensive, and may disrupt our business. We will need to overcome significant challenges to realize any benefits or synergies from these transactions. These challenges include the timely, efficient and successful execution of a number of post-transaction integration activities, including:
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
The process of integrating operations and technology could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of VirtGame and EndX technologies could have an adverse effect on our business, results of operations or financial condition. We may not succeed in addressing these risks or any other problems encountered in connection with these transactions. The inability to successfully integrate the technology and personnel of VirtGame and EndX, or any significant delay in achieving integration, including regulatory approval delays, could have a material adverse effect on us and, as a result, on the market price of our common stock.
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
Our quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approval or denial of our products and corporate licenses, the introduction of new products or the seasonality of customer capital budgets, and our operating results have historically been lower in quarters with lower sales. In addition, historically, approximately up to 40% of our revenues have been based on cash-based licensing transactions, the majority of which are generated from intellectual property, content and technology licensing activities. Most of these non-recurring transactional revenues are from gaming supplier OEMs and service providers. Each such transaction is unique, depending on the nature, size, scope and breadth of the intellectual property, content, or technology that is being licensed and/or the rights the licensee or the buyer wishes to obtain. Also, these licensing transactions often take several months, and in some cases, several quarters, to negotiate and consummate. As a result, our quarterly revenues and net income may vary based on how and when we record these cash-based transactions, and our operating results and stock price could be volatile, particularly on a quarterly basis.
We have substantial debt and debt service requirements, which could have an adverse impact on our business and the value of our common stock.
On December 31, 2005, our total outstanding debt was approximately $45.0 million. We may incur additional debt in the future. Substantial debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on our value as follows:
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
Substantially all of our assets are pledged as security to holders of our Senior Secured Notes. The ability of our stockholders to participate in the distribution of our assets upon our liquidation or recapitalization will be subject to the prior claims of our secured and unsecured creditors. Any foreclosure of our assets by such creditors will materially reduce the assets available for distribution to our stockholders.
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
Our performance will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Many of these factors are beyond our control. Our current annual debt service requirements are approximately $5.3 million
If our future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance our debt. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to meet our debt service requirements. In such a case, an event of default would occur under our indenture and could result in all of our indebtedness becoming immediately due and payable. As a result, some or all of our lenders would be able to foreclose on our assets.
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
Lastly, we are required by our senior secured notes to offer to repurchase or make certain payments on our debt at times when we may lack the financial resources to do so, such as upon a change of control. These expenditures may materially and adversely affect our liquidity and our ability to maintain or grow our business as payments to satisfy the debt will be diverted away from any investment in the growth of our business, thus potentially affecting the value of our common stock.
We have been named as a defendant in litigation that could result in substantial costs and divert management’s attention and resources.
Commencing on November 28, 2005, four similar purported class action complaints were filed against us and two of our officers in the United States District Court for the District of Nevada, alleging that during a “class period” beginning in early 2005 and ending on October 19, 2005, we misled investors concerning the prospective application of SFAS 153 to our financial statements for the third quarter of 2005. The actions seek unspecified money damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We intend to vigorously defend ourselves against these claims. However, no assurances can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of such claims, we could be forced to, among other things, make significant payments to resolve these claims, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance. Further, regardless of the outcome of the litigation, the litigation itself may result in substantial costs and divert management’s attention and resources, all of which could adversely affect our business.
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
The market price for our common stock could decline as a result of sales by existing stockholders of large numbers of shares of our common stock or the perception that such sales may occur. Such sales of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate. Of the approximately 34.4 million shares that are outstanding as of December 31, 2005, approximately 33.6 million shares generally are freely tradable in the public market.
Additionally, as of December 31, 2005, there were outstanding options to purchase 2,825,102 of our shares and we may grant options to purchase up to an additional 831,013 shares under our stock option plans. Shares purchased on exercise of those options would be freely tradable in the public market, except for any that might be acquired by our officers or directors.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The table below lists our leased administrative, engineering, operations, sales and service facilities as of December 31, 2005.

Area
Location/Activity	(Sq Ft.)
Las Vegas, NV — Corporate Administration	86,515
Las Vegas, NV – Operations	30,594
Houten, The Netherlands – Service and Administration	10,118
Egg Harbor, NJ — Service and Sales	7,604
Biloxi, MS – Service and Sales	6,300
Carlsbad, CA – R&D	6,268
Lane Cove, Australia — Service and Sales	4,617
Sparks, NV — Service and Sales	4,608
Oldham, UK – Service and Sales	4,500
Calgary, Canada – Service and Sales	4,202
Mokena, IL – Service and Sales	4,200
Kansas City, MO – Service and Sales	3,600
Tallinn, Estonia – Service and Sales	1,593
Oxford, UK – Service and Sales	1,200
Macau — Service and Sales	400

176,319

These locations have remaining terms of occupancy ranging up to six years that expire on various dates through 2011.
See Note 12 of Notes to Consolidated Financial Statements for information as to our lease commitments with respect to the foregoing rental properties. We believe these facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate.
Item 3. Legal Proceedings
We were sued by Derek Webb and related plaintiffs in the U.S. District Court, Southern District of Mississippi, Jackson Division, in a case filed on December 27, 2002. The plaintiffs allege state law interference with business relations claims and federal antitrust violations and contend that we illegally restrained trade and attempted to monopolize the proprietary table game market in the United States. Plaintiffs seek monetary damages, penalties and attorneys’ fees in excess of several million dollars, and injunctive relief. There is no trial date presently set.
We filed suit against Charles H. McCrea, Jr. on March 13, 2003 in State District Court, Clark County, Nevada to cause Mr. McCrea to repay a loan he received from the Company that had come due, including interest. McCrea counterclaimed on April 7, 2003, seeking damages in excess of $1,000,000 and the reinstatement of 265,000 incentive stock options. A portion of this matter proceeded to arbitration in 2006, and we are awaiting a decision from the arbitrator on the matter. Another portion of this matter proceeded to a jury trial which concluded on March 28, 2006. In this jury trial, we were awarded the payment of a loan by McCrea of approximately $176,000, and Mr. McCrea was awarded a nonpunitive judgment of approximately $750,000. We do not expect to incur any material costs for the net effect of this outcome as our insurance policies are believed to be sufficient to cover the expense.
We are currently in a dispute with Hasbro, Inc. that was filed in the U.S. District Court in Rhode Island centering primarily around the calculation of royalty payments from 1999-2002 on the sale and license of certain of our branded slot machines. Hasbro is seeking monetary damages, which could be in excess of several million dollars. A substantial portion of these payments have been previously audited by Hasbro representatives without a material dispute.
We received a complaint from Olaf Vancura, an employee, on July 18, 2005, alleging various claims associated with allegations of breach of employment agreement. A claim for the return of patents assigned to the Company has also been made. Under our agreement with Mr. Vancura, the matter is required to be handled through binding arbitration. Arbitration has been set for October 30, 2006.
Commencing on November 28, 2005, four similar purported class action complaints were filed in the United States District Court for the District of Nevada naming the Company and two of our officers as defendants, and seeking unspecified money damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints all alleged that during a “class period” beginning in early 2005 and ending on October 19, 2005, the defendants misled the Company’s investors concerning the prospective application of

SFAS 153 to the Company’s financial statements for the third quarter of 2005. The complaints have been consolidated into a single action, and a consolidated amended complaint is due to be filed in April 2006. No discovery has been conducted and no trial date has been set.
In December 2005, Interactive Systems Worldwide Inc. (“ISWI”) filed an action against us in the Federal District Court for New Jersey, alleging that our “Rapid Bet Live” and “Prime Line” products infringe U.S. Patent Nos. 5,573,244 and 5,842,921. In March 2006, the Federal District Court for New Jersey transferred this action to the Federal District Court for Nevada.
From time to time we are also involved in other legal matters, litigation and claims of various types in the ordinary course of our business operations, including matters involving bankruptcies of debtors, collection efforts, disputes with former employees and other matters. We intend to defend all of these matters vigorously. However, we cannot assure you that we will be successful in defending any of the matters described above or any other legal matters, litigation or claims in which we may become involved from time to time. If we are not successful in defending these matters, we may be required to pay substantial license fees, royalties or damages, including statutory or other damages, and/or discontinue a portion of our operations. Furthermore, our insurance coverage and other capital resources may be inadequate to cover anticipated costs of these lawsuits or any possible settlements, damage awards or license fees. Even if unsuccessful, these claims still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Repurchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds
On October 20, 2005, an outstanding warrant to purchase 15,500 shares of our common stock at an exercise price of $5.875375 per share was exercised pursuant to a cashless exercise provision. This resulted in the issuance of 8,730 shares of our common stock. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (“Section 4(2)”).
On October 20, 2005, outstanding warrants to purchase 62,500 shares of our common stock at an exercise price of $6.438 per share were exercised pursuant to cashless exercise provisions. This resulted in the issuance of 33,406 shares of our common stock. For this issuance, we relied on the exemption provided by Section 4(2).
On December 13, 2005, we issued an aggregate of 5,480 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $42,196. For this issuance, we relied on the exemption provided by Section 4(2).
On December 21, 2005, we issued an aggregate of 1,000 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $5.875375 per share, for an aggregate exercise price paid to us of $5,875.38. For this issuance, we relied on the exemption provided by Section 4(2).
Our common stock trades on the NASDAQ National Market System under the symbol “PGIC”. The following table sets forth the range of high and low sales prices per share by quarter for our common stock.

	High	Low
2005
First Quarter	$13.90	$9.00
Second Quarter	16.21	10.75
Third Quarter	15.43	11.42
Fourth Quarter	14.10	8.87

2004
First Quarter	$6.25	$4.08
Second Quarter	5.09	4.01
Third Quarter	5.80	4.25
Fourth Quarter	10.63	5.56
As of March 28, 2006, we had approximately 357 holders of record of our common stock.
We have never paid dividends nor do we have any plans to pay dividends in the foreseeable future. At present, we intend to retain all future earnings for use in the development of our business. The indenture governing our Senior Secured Notes due 2008 expressly prohibits the payment of cash dividends except under specified circumstances. See Note 11 of Notes to Consolidated Financial Statements for information as to our Senior Secured Note commitments.

The following table summarizes equity securities authorized for issuance as of December 31, 2005:

	Number of		Weighted-	Number of securities
	securities to be		average	remaining available for
	issued upon		exercise price of	future issuance under
	exercise of		outstanding	equity compensation
	outstanding		options,	plans (excluding
	options, warrants		warrants	securities reflected in
	and rights		and rights	column (a)
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	3,056,121		$6.44	831,013
Equity compensation plans not approved by shareholders	347,500	(1)	$6.76	—

Total (2)	3,403,621		$6.48	831,013

(1)	Amount represents warrants to purchase 347,500 shares of our common stock issued to various licensors which granted us rights to intellectual property.

(2)	Amounts exclude 193,913 options and 293,020 warrants assumed in the acquisition of VirtGame, which have a weighted average exercise price of $15.11.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
The table below sets forth a summary of our selected financial data for each of the years ended December 31, (amounts in thousands except per share amounts):

	2005	2004	2003	2002	2001
Statement of Operations Data:
Total revenue	$78,221	$96,374	$91,803	$109,371	$104,740
Cost of revenue	36,106	42,882	46,849	58,591	47,932

Gross profit	42,115	53,492	44,954	50,780	56,808
Selling, general and administrative expenses	41,606	43,809	55,422	69,900	50,781
Net gain on disposition of non-core assets	(2,536)	—	—	—	—
Gain on sale of core intellectual property	(2,500)	—	—	—	—

Operating income (loss)	5,545	9,683	(10,468)	(19,120)	6,027
Interest expense	(8,895)	(9,684)	(14,324)	(15,689)	(11,720)
Loss on early retirement of debt	(2,993)	—	(9,524)	—	(3,135)
Other income, net	360	195	87	375	1,620

Income (loss) from continuing operations before income taxes	(5,983)	194	(34,229)	(34,434)	(7,208)
Income tax (provision) benefit	—	65	13	(1,480)	(847)

Income (loss) from continuing operations	(5,983)	259	(34,216)	(35,914)	(8,055)
Loss from discontinued operations (net of taxes)	—	—	—	(1,989)	(1,645)

Net income (loss)	$(5,983)	$259	$(34,216)	$(37,903)	$(9,700)

Weighted average common shares outstanding:
Basic	25,124	21,884	14,689	12,843	11,750

Diluted	25,124	22,359	14,689	12,843	11,750

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.24)	$0.01	$(2.33)	$(2.80)	$(0.69)
Income (loss) from discontinued operations	—	—	—	(0.15)	(0.14)

Net income (loss)	$(0.24)	$0.01	$(2.33)	$(2.95)	$(0.83)

Balance Sheet Data:
Total assets	$185,846	$107,317	$102,282	$135,103	$168,697

Total debt / obligations / deferred tax liabilities	$59,214	$73,802	$76,013	$117,077	$118,092

Stockholders’ equity (deficit)	$104,555	$10,241	$7,389	$(6,912)	$28,654
Certain balance sheet and income statement amounts reported in the prior years have been reclassified to follow the Company’s current year’s reporting practice.

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
Overview
We are a leading developer and marketer of technology-based products for the gaming industry. Our business consists of two reportable segments:
•	Slot and Table Games. Our table and slot games segment develops, acquires, licenses and distributes proprietary and non-proprietary branded and non-branded table and slot games. We lease our table and slot games and license our content to customers in exchange for recurring revenue consisting of (i) fixed periodic fees, (ii) a percentage of the “net win” (“net win” produced by a gaming device is defined as the gross revenue minus all jackpots, payouts and any approved claims) of the gaming devices for our more popular titles or (iii) license fees for any proprietary slot game content provided to third parties for use on their game hardware. We also receive one-time license fees for our table and slot game content. During 2003, we shifted our business model from focusing on table and slot hardware assembly operations to third party manufacturers and distributors. In connection with this transition, we incurred approximately $2.5 million of other expenses related to the write-down of obsolete slot machines and related hardware, as well as $0.6 million in related severance expense. This shift allowed us to focus our human and capital resources on developing and distributing game content, a business with higher margins and lower capital expenditures.

•	Systems. Our systems segment consists of the license of our management and progressive jackpot systems. These systems enable casinos to track the wagers placed by both table and slot players as well as accurately account for the performance of each table and slot game. These systems also enable casinos to implement their own progressive jackpots and bonusing. Systems revenues are primarily comprised of software, hardware and support services, which comprise of both upfront payments as well as recurring fees based on the total number of gaming devices under management.
Our historical products segment, which included our interior sign division sold in the second quarter of 2005 and our electronic jackpot and mystery systems, has been revised. We will now include electronic jackpot and mystery systems in our system segment.
A significant portion of our revenues is generated from the license of systems, intellectual property and game content. Our licensing revenues were 20% and 13% of our overall revenues for the years ended December 31, 2005 and 2004, respectively. The increase in license revenues is primarily a result of our continued focus on our technology and content business model. In both 2004 and 2005, approximately half of our license fees related to game content and half related to systems and intellectual property licenses. Significant licensing transactions during the fiscal year ended December 31, 2005 include the license of our Caribbean Stud® game to certain large customers and distributors, and the license of certain intellectual property to other gaming suppliers for use in their products.
In December 2004, we announced our intent to focus the business on game content and technology and completed several strategic transactions immediately following this decision (see Acquisitions / Divestitures below). We revised our business segment reporting in the third quarter of 2005 as a result of the realignment of the business. Also, in 2003, we expanded the disclosure of our revenues and expenses. The principal changes from previous presentations were related to the disclosure of direct and indirect costs of revenues by segment, and separate disclosure of significant expenses related to slot rent, research and development, and depreciation and amortization. This more expanded view of our operating lines of business classifies royalties as a cost of revenue along with other direct costs of revenues by business segment. Previous presentations classified this cost as a reduction of revenues. Operating income or loss, net income or loss, and basic and fully diluted earnings or loss per share for prior periods are unchanged from previous presentations. With respect to our current segments, we evaluate performance and allocate resources based upon profit or loss from operations before income taxes. The accounting policies of our reportable segments are the same as those described in the summary of critical accounting policies below.
Acquisitions / Divestitures
In December 2004, we entered into two strategic transactions to enhance our table games and table systems products. First, we agreed to acquire the table games management system, PitTrak®, including its existing customer base from Hotel Systems Pty, Ltd. of Sydney Australia. PitTrak® has a similar functionality as TableLink® and provided us with an existing installed base of over 400 tables and access to sell its management solutions worldwide. The purchase of PitTrak® was completed in January 2005. We also purchased and exclusively licensed certain suites of patents related to player card image based recognition (IBR) and licensed the exclusive rights to develop and distribute an IBR card recognition shoe.
In connection with our focus on game content and technology we sold our interior sign division during May 2005.
In June 2005, we entered into a worldwide exclusive license with Magellan, a developer of advanced, high-speed ISO-compliant RFID systems. We licensed, on an exclusive basis, for the life of the subject patents, Magellan’s rights to its RFID reader, tag and related intellectual property for any gaming applications. We also purchased a minority equity stake in Magellan.
In conjunction with the development of our slot and content technology, we acquired VirtGame Corp. during the fourth quarter of 2005 in a stock swap in which we will issue 1,758,498 shares of our common stock. VirtGame Corp. was a provider of open architecture gaming software primarily focused on the delivery of central server-based slot games and centrally managed sports betting.
On November 28, 2005, we acquired EndX, a global gaming management systems software company headquartered in the United Kingdom, for approximately $29.2 million in cash, including transaction costs. EndX had been one of our key strategic partners for over three years.
Financing and Other Matters
Debt Retirement. During 2003, we completed a private placement for approximately $45.0 million from selling 8.4 million shares of our Common Stock at a price of $5.34 per share and warrants to acquire an additional 2.1 million shares at an exercise price of $5.875 per share. Proceeds from the transaction were used to repurchase and retire $40.0 million of the Company’s 11.875% senior secured notes due 2008, or the Notes, and to pay the associated fees and costs. This transaction will reduce our annual interest expense by approximately $4.0 million. This refinancing resulted in the incurrence of $9.5 million of non-cash charges ($5.3 million related to the write-off of unamortized bond discounts and $4.2 million related to the implied fair value of warrants issued in the refinancing), including $3.4 million of transaction fees and expenses.

We retired $20.0 million of our Notes during 2005. We have recognized a loss on early retirement of $3.0 million, comprising $1.8 million of non-cash charges related to the write-off of unamortized bond discounts and unamortized debt issue costs, and a call premium of $1.2 million paid in cash.
Equity Offering. During 2005, we completed a public equity offering of approximately 8.3 million shares of our Common Stock at a price of $9.25 per share. Proceeds from the transaction were approximately $70.0 million, and were used to repurchase and retire $20.0 million of the Company’s Notes, fund strategic developments and acquisitions, including the acquisition of EndX, and provide working capital and for other general corporate purposes.
General Information
Amounts disclosed in the accompanying tables are rounded to the nearest thousand while amounts included in text are disclosed in actual amounts. All percentages reported are based on those rounded numbers.
Results of Operations
Revenues and Cost of Revenues

	Year Ended December 31,				Percentage Change
	2005	2004	2003		05 vs. 04	04 vs. 03
Revenues:
Slot and table games	$33,670	$40,560	$40,932		(17.0)%	(0.09)%
Interior signage	5,252	20,014	36,919	(a)	(73.8)%	(45.8)%
Systems	39,299	35,800	13,952		9.8%	156.6%

Total revenues	$78,221	$96,374	$91,803		(18.8)%	5.0%
Cost of revenues:
Slot and table games	$12,677	$11,999	$13,999		5.7%	(14.3)%
Interior signage	3,832	12,335	25,736	(a)	(68.9)%	(52.1)%
Systems	19,597	18,548	7,114		5.7%	160.7%

Total cost of revenues	$36,106	$42,882	$46,849		(15.8)%	(8.5)%

Gross profit	$42,115	$53,492	$44,954		(21.3)%	19.0%

(a)	2003 Interior signage category includes electronics sales, which are included with Systems category in 2004 and 2005.
Slot and table games. During 2005, we announced our intent to dispose of our legacy slot route to allow us to focus on central-server based gaming technology. In September 2005, we licensed our legacy slot operating system to a third party as more fully described in Note 1 in the accompanying financial statements. As a result of these events, our legacy slot revenues declined in 2005. We plan to introduce our central-server based games in certain jurisdictions during 2006.
We continue to increase our pipeline of new slot content to replace legacy slot brands as they expire or decline in popularity. In December 2005 our license arrangement with Hasbro for the Yahtzee® and Battleship® brands expired. However, the Company has recently introduced new brands such as KISS®, the Beach Boys®, and Ed McMahon as well as 34 non-branded slot titles. We expect our revenues from legacy brands to decline but anticipate a significant increase in revenues from this new pipeline of slot content during 2006.
Historically our table games arrangements were lease agreements, generally with terms of one to three years. In late 2004, we began selling our Caribbean Stud® table games to certain large customers and distributors under perpetual license / sale arrangements. Our Texas Hold’Em Bonus™ poker / World Series of Poker® game will continue to be leased under arrangements with terms of one to three years.
Slot and table game revenues for 2005 decreased by 17% compared to 2004. Slot revenues decreased 42.4% for the year ended December 31, 2005, and table revenues decreased 27.6 % for the same period. The decrease is primarily attributable to a decline in slot and table revenues under daily fee arrangements, partially offset by higher licensing revenues. For the year ended December 31, 2005, our slot route revenues declined due to a decrease in the installed base under daily fee arrangements (from 1,666 in 2004 to 336 in 2005) and slightly lower net win (net win produced by a slot machine is defined as the gross revenue minus all jackpots, payouts, fills and any approved claims). We anticipate our slot revenues will increase during 2006 as we release new slot machine brands and obtain regulatory approvals for existing products. Our table games installed base under daily fee arrangements declined from 932 in 2004 to 785 in 2005, primarily due to the conversion of Caribbean Stud® tables from lease arrangements to perpetual license arrangements. These conversions resulted in a decline of our recurring revenue base but increased our one-time licensing revenues. Overall, table game revenues declined as a result of these conversions and as a result of a lower daily fee under our remaining lease arrangements. We expect our daily fees under our lease arrangements to increase as we place our progressive version of Texas Hold’Em Bonus™ poker / World Series of Poker® in 2006.
Slot and table game revenues for the year ended December 31, 2004 were consistent with revenues earned in 2003. Revenues from slot contracts under daily fee arrangements declined, but were offset by increases in revenues under our periodic fee arrangements and increases in license fees from intellectual property rights. The decline in daily fee arrangements was attributable to a slight decrease in win per unit and a lower installed base. Table games revenues were also flat in 2004 compared to 2003 and there was no material shift in the installed base or fee per day of outstanding table game contracts in the same periods.
Interior signage. The interior signage segment, which was sold in the second quarter of 2005, manufactured and sold interior casino signage and related products. The interior signage operation previously was combined with the electronic jackpot and mystery systems in the Products Segment. In 2005, we revised our segment information to be more consistent with our new business model. We now report our revenues in two segments: (1) slot and table games and (2) systems and electronic jackpot and mystery systems. As a result of this change, we have reclassified our 2004 revenues to conform to the current segment presentation. We have not made these conforming changes for 2003 because the information necessary to conform to the current presentation is not available.
Systems. During the fiscal year ended December 31, 2005, our systems revenues were $39.3 million, representing an increase of 9.8% as compared to 2004. This improvement was primarily due to increased demand for our CasinoLink® Enterprise Edition products. Our table management installed base grew approximately 80% over 2004. We continue to report consistent increases in our slot management installed base, including an 18% growth in fiscal 2005 compared to fiscal 2004. For the year ended December 31, 2004, systems revenues were $15.0 million, representing a 7.9% increase over the prior year. TableLink Systems revenue nearly doubled in 2004 compared to 2003 due to several large installations in Canada and Native American jurisdictions. Maintenance revenues also increased year-over-year as we continue to grow our installed base of both CasinoLink and TableLink.
Gross profit. Gross profit decreased in 2005 versus 2004 due to higher systems hardware sales in 2005 compared to 2004. Gross profit increased in 2004 versus 2003 as a result of changes in our product mix with higher margin generated from slot contracts under periodic fee arrangements.
Condensed Statement of Operations

	Year Ended December 31,			Percentage Change
	2005	2004	2003	05 vs. 04	04 vs. 03
Total revenue	$78,221	$96,374	$91,803	(18.8)%	5.0%
Cost of revenue	36,106	42,882	46,849	(15.8)%	(8.5)%

Gross profit	42,115	53,492	44,954	(21.3)%	(19.0)%

SG&A expense	$28,652	$27,595	$30,281	3.8%	(8.9)%
Slot rent expense	—	1,204	5,668	(100.0)%	(78.8)%
R&D expense	8,060	6,102	5,159	32.1%	18.3%
Depreciation and amortization	4,894	8,908	14,314	(45.1)%	(37.8)%
Net gain on disposal of non-core assets	(2,536)	—	—	—	—
Gain on sale of core intellectual property	(2,500)	—	—	—	—

Income from operations	$5,545	$9,683	$(10,468)	(42.7%	192.5%
Interest expense, net	(8,895)	(9,684)	(14,324)	(8.1)%	32.4%
Loss on early retirement of debt	(2,993)	—	(9,524)	—	—
Other income, net	360	195	87	84.6%	124.1%

Income (loss) before income tax benefit	(5,983)	194	(34,229)	(3,184.0)%	100.6%

Income tax benefit	—	65	13	(100.0)%	400.0%

Net income (loss)	$(5,983)	$259	$(34,216)	(2,410.0)%	100.8%

Net income (loss) per share	(0.24)	0.01	(2.33)	(2,481.4)%	100.4%

Selling, general and administrative expense (“SG&A”). SG&A increased by approximately $1.1 million in the year ended December 31, 2005 compared to 2004, and decreased by approximately $2.4 million in the year ended December 31, 2004 compared to 2003. The increase in 2005 compared to 2004 was due primarily to additional legal and compliance costs necessary to continue to achieve regulatory approvals for our new products, costs incurred in connection with the documentation and testing of our business processes under the new corporate governance requirements and continued investments in upgrading our human capital. In 2003, selling, general and administrative expense included a $5.8 million write-down of assets that no longer generated sufficient cash flow to support their carrying value, severance and other costs associated with the reductions in service, international and management personnel and the closing of the manufacturing facility at our European subsidiary; and the separation and post-employment agreement costs for certain officers and directors.
Slot rent expense. Slot rent expense is the use of operating leases to finance the purchase and placement of slot machines. Slot rent expense decreased substantially in 2004 due to the expiration of slot leases during the current fiscal year. As of December 31, 2004, substantially all of our slot leases were expired or terminated.
Research and development expense (“R&D”). Our R&D spending continues to increase as we focus on developing game content for licensing to third parties and the further development of our casino management systems products through CasinoLink® Enterprise Edition – Modular Casino Management System. During 2005, research and development expense increased by 32.1% compared to the same period in 2004. During 2004, research and development expense increased by 18.3% compared to the same period in 2003. We expect R&D to continue to increase as a percentage of revenue during fiscal 2006 as part of this change in our business model.
Depreciation and amortization. Depreciation and amortization decreased 45.1% in 2005 compared to 2004 as a result of the $4.9 million write-down of our legacy slot hardware in June 2005. Depreciation and amortization also decreased 37.8% in 2004 compared to 2003 due to a change in the depreciable lives of our fixed assets. During 2003, the Company had determined that the useful lives of its existing slot machines should be accelerated as these assets were expected to be replaced. As of September 2004, the Company had not replaced these slot machines and has subsequently invested in refurbishment hardware for these devices. As such, the useful lives of these machines have been extended consistent with industry standards.
Net gain on disposition of non-core assets. During 2005, we recognized a net gain on disposition of non-core assets of $2.5 million as a result of completing two key strategic transactions. During the second quarter, we completed the sale of the interior sign division, which resulted in a gain of approximately $7.4 million including transaction costs. Additionally, we commenced the process of repositioning our existing slot machine platform to focus on central-server based game and third party content development. In connection with this repositioning, we entered into an asset purchase agreement to sell certain non-gaming slot hardware related to our existing platform. In connection with the repositioning, we recorded an impairment charge of $4.9 million equal to the amount by which the carrying value exceeded the fair value determined by the selling price.
Gain on sale of core intellectual property. During the third quarter of 2005, we completed a strategic licensing transaction, whereby we sold the remaining rights to certain intellectual property in a barter transaction, but retained a non-exclusive license in the intellectual property for use in our operations.
Interest expense. Interest expense decreased $0.8 million during 2005 due to the retirement of $20 million of the Senior Secured Notes during the fourth quarter, and due to the completion of amortizing certain debt issue costs. Interest expense decreased $4.6 million during 2004 due to the retirement of $40.0 million of Senior Secured Notes in late 2003.
Loss on early retirement of debt. During the fourth quarter of 2005, we recorded a $3.0 million loss on the early retirement of $20.0 million of our Senior Secured Notes. Of this charge, $1.2 million was a call premium paid in cash, and $1.8 million was a non-cash charge related to writing off related debt discount and prepaid debt issue costs.
Other income. Other income consists primarily of interest income earned on our cash deposits. Other income increased in 2005 compared to 2004, and in 2004 compared to 2003, due to larger accumulations of cash and cash equivalents during those years.
Income taxes. The Company did not recognize a tax benefit or provision related to its domestic operations for the years ended December 31, 2005, 2004 or 2003 due to the Company’s net operating loss position. In 2004 and 2003, the income tax benefits recorded in the statements of operations related primarily to foreign tax credits and state income tax adjustments.
Earnings (loss) per share. Basic and diluted loss per share for the year ended December 31, 2005 was $(0.24) on 25.1 million basic and diluted average common shares outstanding. The basic and diluted earnings per share for the year ended December 31, 2004 was $0.01 on 21.9 million basic and 22.4 million diluted average common shares outstanding. Both basic and diluted loss per share for the year ended December 31, 2003 were ($2.33) on basic and diluted weighted average common shares outstanding of approximately 14.7 million.
Liquidity and Capital Resources
During 2005, cash generated from operations, warrant and option exercises and from our equity offering in the fourth quarter was used primarily for the acquisitions of PitTrak, VirtGame and EndX, the acquisition of various types of strategic IP, the retirement of a portion of our high yield debt, debt service and working capital.
For 2005, the Company incurred a net loss of approximately $6.0 million. Net cash and cash equivalents at December 31, 2005 were $14.1 million, an increase of approximately $1.8 million from $12.3 million at December 31, 2004. Working capital increased from $18.3 million at December 31, 2004 to $31.9 million at December 31, 2005. The working capital increase of approximately $13.6 million was due principally to a $1.8 million increase in cash, a $9.3 million increase in receivables, a $1.0 million increase in prepaids, a $0.2 increase in inventories, and a $1.8 million decrease in customer deposits, partially offset by a $0.5 million increase in accounts payable, accrued expenses and other current liabilities. The increase in receivables was related to a significant increase in the contract sales of IP and content, reflected in contracts receivable, offset by payment receipts and a reduction from the sale of the interior sign division.
Significant components of cash flows from operations are as follows:

(Amounts in millions)
Net loss	$(6.0)
Non-cash items	6.6
Gain on disposition of non-core assets	(2.5)
Loss on early retirement of debt	3.0
Other changes in assets and liabilities	(22.4)

Net cash used in operations	$(21.3)

Other changes in assets and liabilities includes an increase in receivables of $11.1 million, primarily due to a significant increase in the licensing and sale of intellectual property and content, and an increase in prepaid expenses and other assets of $6.6 million, primarily prepaid royalties for game content.
Cash used in investing activities during 2005 was approximately $36.2 million, consisting primarily of $36.2 million in net cash payments for acquisitions, $8.7 million in capitalized costs of intangible assets, and $2.8 million purchases of fixed assets, partially offset by $11.5 million in net proceeds from sales of non-core assets and fixed assets.
Cash provided by financing activities was approximately $59.6 million during 2005. The significant components of this amount were $69.9 million in net cash received from an equity offering, $11.4 million from the exercise of options and warrants, partially offset by $21.2 million in principal and call premium paid to retire a portion of our Senior Secured Notes, $0.4 million in treasury stock purchases, and $0.1 million paid on capital leases and other noncurrent debt.
The following table summarizes the Company’s contractual obligations for long-term debt, capital leases, interest expense, operating leases, license fees and employment agreements for the periods shown:

		Less than	1 – 3	4 – 5	After 5
(Amount in thousands)	Total	1 year	Years	Years	Years
Contractual Obligations
Long-term debt	$45,284	$284	$45,000	$—	$—
Capital lease obligations	28	28	—	—	—
Interest expense	15,586	5,344	10,242	—	—
Operating leases	9,777	2,714	4,637	2,251	175
License / Development	21,861	7,834	9,970	1,972	2,085
Employment agreements	413	413	—	—	—

Total	$92,949	$16,617	$69,849	$4,223	$2,260

The table above excludes accretion of debt discount of $1.0 million for the periods shown.
Although there can be no assurance, we believe that the cash on hand of $14.1 million at December 31, 2005, along with the expected increase in cash flows from operations over the next 12 months, will be sufficient to meet our anticipated working capital needs through December 31, 2006. Additionally, management is in the process of evaluating financing alternatives, including a credit facility. This financing would likely be used for ongoing contractual commitments, strategic investments in intellectual property, and other operating purposes.
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
In August 2004, we signed a license and development agreement with IGT to license segments of our patent portfolio of technology and to develop video slot games based on our content, for a term continuing until the last to expire of the patent rights under the agreement. The new games are to be developed on IGT’s game platform and distributed by us. Pursuant to this agreement, IGT also licenses aspects of its intellectual property to us for its games and we are committed to purchase from IGT a minimum of 600 slot machines carrying our game content on them over the life of the agreement. The Company will be required to pay for the slot machines through a daily fee arrangement whereby IGT will receive an amount equal to 25% of the Company’s gross revenue derived from the slot machines, with a minimum of $12.50 per day per machine, as defined in the agreement.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements with unconsolidated entities or other persons.
Capital Expenditures and Other
During 2005, we spent approximately $1.9 million for purchases of property and equipment and $.9 million for purchases of inventory leased to others. We expect to spend approximately the same amount for capital expenditures in 2006.
We are a party to post-employment agreements entered into in August 2002 with our former CEO and CFO to provide cash payments of approximately $2.8 million and $0.8 million respectively. The agreements require payments subsequent to December 31, 2002 of approximately $2.0 million plus medical costs through August 2006. In March 2003, we reached an agreement with our former CEO whereby he resigned from the board of directors and specifically as chairman of the board. In March 2003, we paid our former CEO all outstanding future payments totaling approximately $1.4 million and agreed to pay certain legal costs incurred by the former CEO in the approximate amount of $0.5 million.
Share Repurchase Plan
On August 13, 2002 our Board of Directors authorized the purchase of up to $2.0 million of our common stock. The purchases may be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. Through December 31, 2005, we have purchased approximately 254,000 shares of our common stock for approximately $1.3 million.
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
Revenue Recognition
The Company recognizes revenue as follows:
Slot and Table Games. We lease and sell proprietary slot and table games to casino customers. Table game lease contracts are typically for a 36-month period with a 30-day cancellation clause. The lease revenue is recognized on a monthly basis. Slot machine lease contracts are either on revenue participation or a fixed-rental basis. Slot machine lease contracts are typically for a month-to-month period with a 30-day cancellation clause. On a participation basis, we earn a share of the revenue that the casino earns from these slot machines. On a fixed-rental basis, we charge a fixed amount per slot machine per day. Revenues from both types of lease arrangements are recognized on the accrual basis. The sales agreements for proprietary table games and slot games consist of the sale of hardware and a perpetual license for the proprietary intellectual property. Slot and table game sales are executed by a signed contract or a customer purchase order. We generally recognize revenues for these sales agreements when the hardware and intellectual property is delivered to the customer.

Systems. System sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine activity and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with Statement of Position 97- 2 - Software Revenue Recognition (“SOP 97-2”). System sales are considered multiple element arrangements because they include hardware, software, installation, training and post-sale customer support. System sales are evidenced by a signed contract. Follow-up spare parts and hardware-only sales are evidenced by a purchase order. Revenue for system sales is recognized when: (i) there is a signed contract with a fixed determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered, installed, training has been completed and acceptance has occurred. Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and do the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.
Postcontract Customer Support. Maintenance and support for all of our products are sold under agreements with established vendor-specific objective evidence of fair value in accordance with the applicable accounting literature. These contracts are generally for a period of three years and revenue is recognized ratably over the contract service period. Further training is also sold under agreements with established vendor-specific objective evidence of price, which is based on daily rates and is recognized upon delivery.
License Arrangements. A significant portion of our revenues are generated from the license of intellectual property, software and game content. These licenses are sold on a stand-alone basis or in multiple element arrangements. We recognize revenues from these transactions in accordance with the applicable accounting literature. Revenues under perpetual license arrangements are generally recognized when the license is delivered. Revenues under fixed term arrangements are generally recognized over the term of the arrangement or in a manner consistent with the earnings process. For arrangements with multiple deliverables, revenue is generally recognized as the elements are delivered so long as the undelivered elements have established fair values as required in the applicable accounting literature.
Interior Signage. Product sales are executed by a signed contract or customer purchase order. Revenue is recognized when the completed product is delivered. If the agreement calls for the Company to perform an installation after delivery, revenue related to the installation is recognized when the installation has been completed and accepted by the customer.
Inventory and Obsolescence
We routinely evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Raw materials and work in progress with quantities in excess of forecasted usage are reviewed at least quarterly by our engineering and operating personnel for obsolescence. Such raw material and work in progress write-downs are typically caused by engineering change orders or product end of life adjustments. Finished goods are reviewed at least quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record reserves for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. In 2005 and 2004, we reduced our reserves through write-offs of obsolete inventories and adjusted the level of reserves in accordance with our accounting policies. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.
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
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) that establishes standards for accounting for transactions in which a company exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that is based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this pronouncement is on issuing share-based payments for services provided by employees. This pronouncement also requires recognition of compensation expense for new equity instruments awarded or for modifications, cancellations or repurchases of existing awards starting January 1, 2006. Compensation expense for new equity awards, in most cases, will be based on the fair value of the stock on the date of grant and will be recognized over the vesting service period. An award of a liability instrument, as defined by this pronouncement, will initially be recorded at fair value and will be adjusted each reporting period to the new fair value through the date of settlement. Additionally, in March 2005, the SEC issued SAB 107, Share-Based Payment, providing interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. SAB 107 also requires the classification of stock compensation expense to the same financial statement line item as cash compensation, and therefore, may impact cost of sales and service, related gross profits and margins, selling, general and administrative expenses and research and development expenses. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. While management has not yet completed its evaluation of this statement, the adoption of this statement is expected to have a material negative impact on our results of operations. However, due to the “non-cash” nature of stock option expense, we do not expect the adoption of this statement to have an impact on our cash flows.
In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified

Production Activities provided by the American Jobs Creation Act of 2004 (“FSP No. 109-1”). FSP No. 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This statement was effective upon issuance. The adoption of this statement had no material impact on our results of operations, financial position or cash flows.
In December 2004, the FASB reached unanimous consensus on Emerging Issues Task Force (“EITF”) 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF 04-8 requires that the dilutive effect of outstanding contingent convertible notes shares be included in diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Since the Company currently has no outstanding contingent convertible debt, the adoption of this guidance did not have a material impact on our overall results of operations or financial position.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principle and guidance for retrospective application of a change in accounting principle. The statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The statement carries forward, without change, the guidance contained in APB Opinion No. 20 for reporting the correction of errors in previously issued financial statements and changes in accounting estimates. The provisions of SFAS 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our results of operations or consolidated financial position.
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
We are subject to foreign currency exchange risk relating to the translation of our foreign subsidiaries’ asset, liability, income and expense accounts. Our foreign subsidiaries use the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the rate of exchange at the end of the relevant period. The income and expense accounts are translated using the average rate of exchange during the relevant period. Due to the long-term nature of our investment in our foreign operations, most of our intercompany transactions and translation adjustments are reflected as a separate component in stockholders’ equity. Although we do not regularly incur gains or losses from specific foreign currency transactions and do not believe that these amounts would be material, these gains and losses would be reflected in our consolidated statement of operations. For the year ended December 31, 2005, we did not have any forwards, options or other derivative contracts in force. We do not consider our existing foreign currency translation exposure to be material.
Interest Rate Risk
We have total interest-bearing debt of approximately $45.3 million before discounts. The components of this amount have fixed rates of interest and therefore, we do not have exposure to the fluctuation of market interest rates.
Any future borrowings will be exposed to market rate risk. We periodically review our interest rate exposure, if any, on our long-term debt and, as market conditions warrant, we may enter into an interest rate cap or swap agreements in order to manage this exposure. For the year ended December 31, 2005, we did not have any agreements in force. See Note 11 in the Notes to Consolidated Financial Statements.

Item 8. Consolidated Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004, and 2003

Report of Independent Registered Public Accounting Firm (BDO Seidman LLP)

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Quarterly Results of Operations (Unaudited)
All other schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Progressive Gaming International Corporation
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Progressive Gaming International Corporation (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Progressive Gaming International Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2006 expressed an unqualified opinion on management’s assessment of internal controls over financial reporting and an adverse opinion on the effectiveness of internal controls over financial reporting because of the existence of a material weakness.
/s/ BDO Seidman, LLP
Los Angeles, California
March 28, 2006

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
as of December 31, 2005 and 2004

(Amounts in thousands)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$14,081	$12,305

Accounts receivable, net of allowance for doubtful accounts of $805 and $900	12,919	14,300
Contract sales receivable, net of allowance for doubtful accounts of $1,529 and $1,529	13,170	2,462
Inventories, net of reserves of $1,157 and $1,332	10,534	10,276
Prepaid expenses	3,582	2,572

Total current assets	54,286	41,915

Contract sales and notes receivable, net	89	1,075

Property and equipment, net	4,417	9,975
Intangible assets, net	61,951	34,896
Goodwill	57,173	15,227
Other assets	7,930	4,229

Total assets	$185,846	$107,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,681	$9,832
Customer deposits	1,224	3,047
Current portion of long-term debt and notes payable	287	368
Accrued liabilities	5,552	7,614
Deferred revenues and license fees	7,620	2,781

Total current liabilities	22,364	23,642

Long-term debt and notes payable, net of unamortized discount of $954 and $1,895	44,071	63,170
Other long-term liabilities	—	1,970
Deferred tax liability	14,856	8,294

Total liabilities	81,291	97,076

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized 34,355,943 and 22,498,149 shares issued and outstanding	3,436	2,250
Additional paid-in capital	217,075	116,932
Other comprehensive loss	(744)	(145)
Accumulated deficit	(113,886)	(107,903)

Subtotal	105,881	11,134
Less treasury stock, 254,174 and 217,698 shares, at cost	(1,326)	(893)

Total stockholders’ equity	104,555	10,241

Total liabilities and stockholders’ equity	$185,846	$107,317

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003

(Amounts in thousands, except per share amounts)	2005	2004	2003
Revenues:
Slot and table games	$33,670	$40,560	$40,932
Interior signage	5,252	20,014	36,919
Systems	39,299	35,800	13,952

Total revenues	78,221	96,374	91,803

Cost of revenues:
Slot and table games	12,677	11,999	13,999
Interior signage	3,832	12,335	25,736
Systems	19,597	18,548	7,114

Total cost of revenues	36,106	42,882	46,849

Gross profit	42,115	53,492	44,954
Selling, general and administrative expense	28,652	27,595	30,281
Slot rent expense	—	1,204	5,668
Research and development	8,060	6,102	5,159
Depreciation and amortization	4,894	8,908	14,314
Net gain on disposition of non-core assets	(2,536)	—	—
Gain on sale of core intellectual property	(2,500)	—	—

	36,570	43,809	55,422

Operating income (loss)	5,545	9,683	(10,468)
Interest expense	(8,895)	(9,684)	(14,324)
Loss on early retirement of debt	(2,993)	—	(9,524)
Other income, net	360	195	87

Income (loss) before income tax benefit	(5,983)	194	(34,229)
Income tax benefit	—	65	13

Net income (loss)	$(5,983)	$259	$(34,216)

Weighted average common shares:
Basic	25,124	21,884	14,689

Diluted	25,124	22,359	14,689

Basic and diluted earnings (loss) per share:	$(0.24)	$0.01	$(2.33)

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2005, 2004 and 2003

(Amounts in thousands)	2005	2004	2003
Net income (loss)	$(5,983)	$259	$(34,216)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(599)	108	605

Comprehensive income (loss)	$(6,582)	$367	$(33,611)

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2005, 2004 and 2003

			Additional	Foreign
	Common Stock		Paid-In	Currency	Accumulated	Treasury
(Amounts in thousands)	Shares	Amount	Capital	Translation	Deficit	Stock	Total
Balance, December 31, 2002	13,050	$1,305	$67,299	$(858)	$(73,946)	$(712)	$(6,912)

Stock options exercised	339	34	1,364				1,398
Employee stock purchase plan	97	10	345				355
Employee stock incentive plan			135				135
Stock options and warrants granted to consultants and vendors			95				95
Private placement	8,425	842	40,902				41,744
Stock warrants issues with private placement			4,185				4,185
Translation adjustments				605			605
Net loss					(34,216)		(34,216)

Balance, December 31, 2003	21,911	$2,191	$114,325	$(253)	$(108,162)	$(712)	$7,389

Stock options exercised	436	44	1,855				1,899
Employee stock purchase plan	87	9	407				416
Employee stock incentive plan			345				345
Translation adjustments				108			108
Issuance of restricted stock	64	6					6
Purchase of treasury stock						(181)	(181)
Net income					259		259

Balance, December 31, 2004	22,498	$2,250	$116,932	$(145)	$(107,903)	$(893)	$10,241

Stock options exercised	626	63	3,063				3,126
Stock warrants exercised	1,518	152	8,000				8,152
Employee stock purchase plan	14	1	117				118
Employee stock incentive plan			736				736
Translation adjustments				(599)			(599)
Issuance of restricted stock	131	13	(13)				—
Purchase of treasury stock						(433)	(433)
Issuance of common stock for cash	8,298	830	69,094				69,924
Common stock issued in acquisition	1,271	127	19,146				19,273
Net loss					(5,983)		(5,983)

Balance, December 31, 2005	34,356	$3,436	$217,075	$(744)	$(113,886)	$(1,326)	$104,555

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

(Amounts in thousands)	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(5,983)	$259	$(34,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,594	6,999	11,548
Amortization	2,300	1,909	2,766
Provision for (recovery of) bad debts	(49)	149	(342)
Provision for obsolete inventory	(85)	(912)	1,670
Amortization of debt discount and debt issue costs	1,147	1,576	2,161
Loss (gain) on disposition of property and equipment	44	(6)	290
Net gain on disposition of non-core assets	(2,536)	—	—
Loss on early retirement of debt	2,993	—	9,524
Stock-based compensation	736	344	154
Write-down of assets	—	—	3,320
Other	—	(33)	—

Changes in assets and liabilities:
Accounts receivable	(1,503)	(3,083)	3,061
Contract sales receivable	(9,633)	(2,801)	216
Inventories	(1,404)	(1,548)	2,724
Prepaid expenses and other assets	(6,607)	(419)	1,888
Trade accounts payable	(1,829)	3,376	(2,840)
Accrued expenses	(3,306)	341	(1,966)
Customer deposits, deferred revenue and other liabilities	1,793	2,320	(2,276)

Net cash provided by (used in) operating activities	(21,328)	8,471	(2,318)

Cash flows from investing activities:
Purchase of property and equipment	(1,923)	(792)	(1,132)
Purchase of inventory leased to others	(862)	(5,097)	(4,110)
Proceeds from sales of property and equipment	145	69	13
Proceeds from sale of non-core assets	11,402	—	—
Purchases of business operations, net of cash acquired	(36,203)	—	—
Increase in intangible assets	(8,769)	(245)	(150)

Net cash used in investing activities	(36,210)	(6,065)	(5,379)

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	(20,061)	(108)	(123)
Call premium on early retirement of debt	(1,188)	—	—
Principal payments on capital leases	(60)	(587)	(1,513)
Principal payments of deferred license fees	—	(535)	(493)
Purchase of treasury stock	(433)	(181)	—
Proceeds from issuance of common stock and warrants	81,320	2,352	1,752

Net cash provided by (used in) financing activities	59,578	941	(377)

Effect of exchange rate changes on cash and cash equivalents	(264)	275	482

Increase (decrease) in cash and cash equivalents	1,776	3,622	(7,592)

Cash and cash equivalents, beginning of year	12,305	8,683	16,275

Cash and cash equivalents, end of year	$14,081	$12,305	$8,683

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2005, 2004 and 2003

(Amounts in thousands)	2005	2004	2003
Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$8,467	$9,685	$13,138

State and federal taxes	$170	$46	$56

Supplemental schedule of non-cash investing and financing activities:
Retirement of debt			$40,000

Issuance of warrants			$4,261

Transfer equipment to inventory		$198	$74

Property and equipment acquired through capital lease			$48

Gaming equipment leased to others acquired through capital lease		$670

Acquisitions:
Fair value of assets acquired	$22,234
Liabilities assumed	2,266
Fair value of common stock, warrants and options issued in business combinations	19,273
Goodwill recognized	35,508
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
Progressive Gaming International Corporation (referred throughout these notes, together with its subsidiaries as “Progressive” or “the Company”) was incorporated in May 1986 in Nevada. Progressive develops, acquires, and markets (i) proprietary branded slot machine and table games, including the Caribbean Stud® table game, (ii) electronic player tracking, game monitoring/accounting and progressive jackpot and mystery systems for slot and table game operations. The Company’s current facilities are in North America, the Netherlands, the United Kingdom, Macau, Estonia, and Australia. The Company’s customers include casinos, other gaming suppliers, operators of wide-area gaming networks and lottery authorities. Progressive’s gaming products are found in almost every major gaming jurisdiction worldwide.
The Company’s worldwide operations are concentrated in two principal business segments: slot and table games, and systems.
Slot and Table games. The Company established its slot and table game business unit in 1993 to develop, acquire, and distribute proprietary games, and these have become increasingly important to the Company’s business. The Company owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases provide for license fees, fixed rental payments or a participation in the game’s operating results.
Systems. The Company also sells or leases software and electronic components for player tracking and slot machine and table game monitoring/accounting systems along with progressive jackpot and mystery systems to casino operators and governmental agencies.
Interior Signage. In connection with its focus on games content and technology, the Company sold its interior sign division through a private buy-out of the division’s employees during 2005.
Acquisitions / Divestitures
In December 2004, the Company entered into two strategic transactions to enhance its table games and table systems products. First, the Company agreed to acquire the table games management system, PitTrak®, including its existing customer base from Hotel Systems Pty, Ltd. of Sydney, Australia. PitTrak® has a similar functionality as the Company’s TableLink® product and provided the Company with an existing installed base of over 400 tables and access to sell its management solutions worldwide. The purchase of PitTrak® was completed in January 2005. The Company also purchased patents related to player card image based recognition (IBR) and licensed the exclusive rights to develop and distribute an IBR card recognition shoe. These transactions were completed in January 2005.
In connection with its focus on games content and technology the Company sold its interior sign division during 2005. The newly formed entity retained the Mikohn brand. Accordingly, the Company filed fictitious name filings in all jurisdictions in which it does business to allow it to do business as Progressive Gaming International Corporation effective January 2005. In addition, the Company changed its NASDAQ ticker symbol to PGIC, effective January 5, 2005. The Company changed its legal name to Progressive Gaming International Corporation in March, 2006. The Company retained a minority interest in the sign business and as a result did not present the reporting unit as a discontinued operation in accordance with Statement of Financial Accounting Standard (“SFAS”) 144 “Long Lived Assets and Assets to be Disposed Of”.
On October 7, 2005, the Company completed its acquisition of VirtGame Corp. (VirtGame), a provider of open architecture gaming software primarily focused on the delivery of a central-server based slot games and centrally managed sports betting. The Company will issue approximately 1.8 million shares of its common stock for all of the outstanding common stock, preferred stock, warrants and options of VirtGame. The Company also provided VirtGame with a secured credit facility of $2.5 million to bridge their operations until the acquisition was complete. At December 31, 2004, the Company had advanced $0.3 million to VirtGame under this credit facility.
On November 28, 2005, the Company acquired EndX Group, Ltd. (“EndX”), a global gaming management systems software company headquartered in the United Kingdom, for approximately $29.2 million in cash, including transaction costs. EndX had been one of the Company’s key strategic partners for over three years. The EndX Intelligence product suite is currently installed in over 175 gaming centers in approximately 20 countries worldwide, including centers operated by the three major gaming operators located in the United Kingdom. The EndX product has been integrated as a part of CasinoLink® Enterprise Edition. The modules of EndX include cage and cash management, player marketing, table games accounting, and surveillance and alerts monitoring. In addition, we and EndX previously created a version of TableLink® for the international market. Significant North American multi-site installations that have been completed or are in the process of being installed include 17 sites for the British Columbia Lottery Corporation and four sites for the Saskatchewan Indian Gaming Authority.
Summary of Significant Accounting Policies:
Principles of Consolidation. The consolidated financial statements include the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated.
Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and temporary investments with high quality institutions. At December 31, 2005, the Company had deposits with high quality institutions in excess of FDIC insured limits by approximately $12.2 million. The Company performs periodic evaluations of the relative credit standing of these financial institutions.
Fair Values of Financial Instruments. In accordance with reporting and disclosure requirements of the Statement of Financial Accounting Standards (“SFAS”) No. 107 — Disclosures about Fair Values of Financial Instruments, the Company calculates the fair value of financial instruments and includes this information in the Company’s Notes to Consolidated Financial Statements when the fair value is different than the book value of those financial instruments. When fair value is equal to book value, no disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved.
Receivables and Allowance for Doubtful Accounts. The Company regularly evaluates the collectibility of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, dialogue is initiated with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to the Company, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, a specific reserve is recorded for bad debt to reduce the related receivable to the amount the Company expects to recover given all information presently available. The Company also records reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could materially change.
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
During 2003, the Company had determined that the useful life of its existing slot machines should be accelerated to fully depreciate by the end of 2004 as these assets were expected to be phased out and replaced by a different hardware platform. As of September 2004, the Company had not replaced its slot machine hardware platform and has subsequently invested in the refurbishment of these assets to be compliant with current industry standards and enhance their productivity. Management has determined that the useful life of these refurbished slot machines should be five years.
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
Deferred Revenues and License Fees. Deferred revenues consist primarily of arrangements for which revenues will be recognized in future periods.
Deposits and Product Sales Recognition. Deposit liabilities represent payments and payment obligations collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed.
Other Assets. Other long term assets represent primarily prepaid content development and software costs of $5.7 million and $0, unamortized loan fees related to the Senior Secured Notes of approximately $1.2 million and $2.5 million, and security deposits for building and equipment leases and other services of approximately $0.9 million and $0.6 million, at December 31, 2005 and 2004, respectively.
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
Nonmonetary Exchanges. The Company adopted Statement of Financial Accounting Standards No. 153 “Exchanges of Non-Monetary Assets” (FASB 153) for the quarter ended September 30, 2005. FASB 153 addresses the measurement for the exchange of non-monetary assets. FASB 153 requires that exchanges be recorded at fair value provided that fair value is determinable and other qualifying criteria are met as described in the standard. If fair value is not determinable or if the other qualifying criteria are not met, the exchange is recorded at cost.
In September 2005, the Company entered into separate transactions involving the licensing of intellectual property and content. The first involved the license of the Company’s legacy slot operating system of which the Company had previously acquired a portion of the rights to, made significant modifications and enhancements and obtained regulatory approval in numerous jurisdictions. We also acquired unique intellectual property content primarily for use in the Company’s server-based wagering growth initiative from this party who licensed our operating system. These transactions were accounted for as non-monetary exchanges in accordance with FASB 153 and have been recorded at cost in the accompanying consolidated balance sheets.
The second transaction involved obtaining the rights to execute the license of the slot operating system from the current owner. The current owner also purchased core intellectual property from us. These transactions were recorded as non-monetary exchanges in accordance with FASB 153 and recorded at fair value in the accompanying consolidated statement of operations.
Revenue Recognition. The Company recognizes revenue depending as follows:
Slot and Table Games. The Company leases and sells proprietary slot and table games to casino customers. Table game lease contracts are typically for a 36-month period with a 30-day cancellation clause. The lease revenue is recognized on a monthly basis. Slot machine lease contracts are either on revenue participation or a fixed-rental basis. Slot machine lease contracts are typically for a month-to-month period with a 30-day cancellation clause. On a participation basis, the Company earns a share of the revenue that the casino earns from these slot machines. On a fixed-rental basis, the Company charges a fixed amount per slot machine per day. Revenues from both types of lease arrangements are recognized on the accrual basis. The sales agreements for proprietary table games and slot games consist of the sale of hardware and a perpetual license for the proprietary intellectual property. Slot and table game sales are executed by a signed contract or a customer purchase order. Revenues for these sales agreements are generally recognized when the hardware and intellectual property is delivered to the customer.
Systems. System sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine activity and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with Statement of Position 97- 2 - Software Revenue Recognition (“SOP 97-2”). System sales are considered multiple element arrangements because they include hardware, software, installation, training and post-sale customer support. System sales are evidenced by a signed contract. Follow-up spare parts and hardware-only sales are evidenced by a purchase order. Revenue for system sales is recognized when: (i) there is a signed contract with a fixed determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered, installed, training has been completed and acceptance has occurred.

Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and do the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.
Postcontract Customer Support. Maintenance and support for all of the Company’s products are sold under agreements with established vendor-specific objective evidence of fair value in accordance with the applicable accounting literature. These contracts are generally for a period of three years and revenue is recognized ratably over the contract service period. Further training is also sold under agreements with established vendor-specific objective evidence of price, which is based on daily rates and is recognized upon delivery.
License Arrangements. A significant portion of the Company’s revenues are generated from the license of intellectual property, software and game content. These licenses are sold on a stand-alone basis or in multiple element arrangements. Revenue is recognized from these transactions in accordance with the applicable accounting literature. Revenues under perpetual license arrangements are generally recognized when the license is delivered. Revenues under fixed term arrangements are generally recognized over the term of the arrangement or in a manner consistent with the earnings process. For arrangements with multiple deliverables, revenue is generally recognized as the elements are delivered so long as the undelivered elements have established fair values as required in the applicable accounting literature.
Interior Signage. Product sales are executed by a signed contract or customer purchase order. Revenue is recognized when the completed product is delivered. If the agreement calls for the Company to perform an installation after delivery, revenue related to the installation is recognized when the installation has been completed and accepted by the customer.
Certain of the Company’s revenue arrangements are considered nonmonetary exchanges under SFAS No. 153, “Exchanges of Nonmonetary Assets”. Such transactions are generally accounted for on the cost basis of accounting. Under certain circumstances, transactions within the scope of this pronouncement may be accounted for at fair value.
Stock-Based Compensation. The Company has stock-based employee and director compensation plans which are described more fully in Note 16. The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, the Company will be required to adopt the provisions of FAS 123R, which requires that the fair value of stock options and similar awards be expensed.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 2003 through 2005 grants: risk-free interest rate at the date of grant which ranged from 3.125% to 7.78%; expected dividend yield of 0.0%; expected life of the option from 1 to 6 years; and expected volatility between 50 and 60 percent.

(Amounts in thousands, except per share amounts)	2005	2004	2003

Net income (loss), as reported	$(5,983)	$259	$(34,216)
Add: Reported stock-based compensation expense	736	344	154
Deduct: Pro forma stock-based compensation expense determined under fair value method	(3,032)	(1,368)	(956)

Pro forma net loss	$(8,279)	$(765)	$(35,018)

Earnings (loss) per share:
As reported — Basic and diluted	$(0.24)	$0.01	$(2.33)

Pro forma — Basic and diluted	$(0.33)	$(0.03)	$(2.38)

Equity Instruments Issued to Consultants and Vendors. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18- Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 — Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. No expense was recognized in the current year as a result of equity instruments issued to consultants. The number of uncancelled options issued to consultants at December 31, 2005, was approximately 55,000.
In addition, the Company has received from Hasbro and Ripley licensing rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Monopoly®, Battleship®, Trivial Pursuit® and Ripley’s — Believe It or Not!®. In exchange for these license agreements, the Company granted Hasbro and Ripley warrants to purchase shares of the Company’s common stock for each license.
Related Party Transactions. On May 2, 2005, the Company sold substantially all the assets of its sign and graphics manufacturing business to a third party, retaining less than 1% equity interest. The Company and Mikohn Signs and Graphics, LLC (“MSG”), signed a Transition Services Agreement and a Manufacturer’s Supply Agreement upon completion of the transaction.
The Transition Services Agreement had a term of six months ending on November 2, 2005 that required certain services to be performed by both parties during the separation. The Company was obligated to provide administrative support, customer service and compliance assistance, whereas MSG was obligated to provide electronic assembly and warehousing services during the term of the agreement.
Both parties entered into a three year Manufacturer’s Supply Agreement at the close of the transaction, whereby MSG would purchase electronics from the Company at its standard OEM pricing. For the period from May 2, 2005 to December 31, 2005, MSG purchased approximately $1.4 million in electronic displays and related products from the Company.
In addition, under the Manufacturer’s Supply Agreement, MSG will provide the Company assembly, testing, shipping and warehousing services at MSG’s warehouse at hours worked plus any overhead associated with providing these services, multiplied by 110%. On January 3, 2006, Progressive terminated this portion of the agreement and is currently using a third party contract manufacturer in Las Vegas, Nevada to provide these same services.
From time to time, the Company purchases signage and sign related products from MSG in conjunction with its progressive jackpot systems. During the period from May 2, 2005 through December 31, 2005, the Company purchased approximately $0.6 million from MSG.
Additionally, the Company billed MSG for reimbursable expenses including rent, utilities, administrative assistance and service costs for the period from May 2, 2005 through December 31, 2005 in the amount of approximately $0.3 million.
In June 2005, the Company entered into a worldwide exclusive license with Magellan Technology Pty Limited (“Magellan”). The Company licensed, on an exclusive basis, Magellan’s rights to its RFID reader, tag and related intellectual property for any gaming applications for $3.1 million. The Company also intends to purchase a minority interest in Magellan.
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
Software Development Capitalization. The Company previously capitalized costs related to the development of certain software products that meet the criteria under SFAS No. 86 — Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company did not capitalize any costs during the years ended December 31, 2005, 2004 or 2003.
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

Guarantees. In November 2002, the FASB issued FIN No. 45, (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34 — which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant or contingent liabilities of the indebtedness of others.
Use of Estimates and Assumptions. The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of the Company’s accounting policies require that management apply significant estimates, judgments and assumptions, that it believes are reasonable, in calculating the reported amounts of certain assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. By their nature, these estimates are subject to an inherent degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of known industry trends, and information available from outside sources, as appropriate. On a regular basis, management evaluates its estimates including those related to lives assigned to the Company’s assets, the determination of bad debts, inventory valuation reserves, asset impairment and self-insurance reserves. There can be no assurance that actual results will not differ from those estimates.
2. Acquisitions
In 2005 the Company completed three business acquisitions. For each of the acquisitions, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The estimated fair values were based on independent appraisals, discounted cash flow analysis and estimates made by management. For each transaction, the allocation of the purchase price will be completed within one year from the date of the acquisition. To the extent that the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. With the adoption of SFAS No. 142 in 2002, the Company no longer amortizes goodwill or intangible assets that are determined to have an indefinite life.
VirtGame
On October 7, 2005, the Company completed it acquisition of VirtGame Corp. in a stock swap in which the Company will issue approximately 1.3 million shares of common stock in exchange for all of the outstanding shares of VirtGame’s common and preferred stock, as well as approximately 0.5 million shares issuable in the future upon the exercise of options and warrants. VirtGame is a provider of open architecture gaming software primarily focused on the delivery of central server-based games and centrally managed sports betting. The cost of the acquisition was approximately $21.2 million, comprising approximately $19.3 million in common stock and $1.9 million in cash transaction costs.
The value of the common stock to be issued was determined based on the average market price of the Company’s common stock over a period of days surrounding the measurement date, in accordance with the applicable accounting literature. The estimated fair value of the options and warrants issued in the transaction were determined using the Black-Scholes option pricing model.
The following table summarizes the preliminary allocation of the purchase price to estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Net current assets	$(0.8)
Property and equipment, net	0.2
Goodwill	18.1
Intangible assets	9.5
Working capital loan	(2.4)
Deferred tax liability	(3.4)

Net assets acquired	$21.2

Of the estimated $9.5 million in intangible assets, $9.3 million has been assigned to developed core technology (six-year life) and $0.2 million has been assigned to customer lists (three-year life).
The estimated $18.1 million of goodwill was assigned to the systems segment, and the Company anticipates this goodwill will not be deductible for tax purposes. Pursuant to SFAS No 142, goodwill is not amortized, but is subject to periodic review for impairment.
EndX
On November 28, 2005, the Company acquired EndX, a global gaming management systems software company headquartered in the United Kingdom, in a cash purchase transaction. The cost of the acquisition was approximately $29.2 million including approximately $2.0 million in transaction costs.
The following table summarizes the preliminary allocation of the purchase price to estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Net current assets	$0.2
Property and equipment, net	0.1
Goodwill	21.4
Intangible assets	10.7
Deferred tax liability	(3.2)

Net assets acquired	$29.2

Of the estimated $10.7 million in intangible assets, $9.2 million has been assigned to developed core technology (six-year life) and $1.5 million has been assigned to customer lists (three-year life).
The estimated $21.4 million of goodwill was assigned to the systems segment, and the Company anticipates this goodwill will not be deductible for tax purposes. Pursuant to SFAS No 142, goodwill is not amortized, but is subject to periodic review for impairment.
PitTrak
On January 5, 2005, the Company acquired substantially all the assets of PitTrak®, a table games management system. PitTrak® has similar functionality as TableLink® and provides the Company with an existing installed base of over 400 tables and access to sell its management solutions worldwide. The total purchase consideration of approximately $2.8 million was allocated to intangible assets, including goodwill of $2.6 million, software costs, patents, trademarks, and customer lists totaling $0.4 million, and net current liabilities of $0.2 million. The estimated goodwill of $2.6 million was assigned to the systems segment, and the Company anticipates this goodwill will not be deductible for tax purposes. Pursuant to SFAS No 142, goodwill is not amortized, but is subject to periodic review for impairment.
Pro Forma Results (unaudited)
The results of operations of the entities acquired in the PitTrak, EndX and VirtGame acquisitions, and the effects of related financing, have been included in our consolidated financial statements since their respective January 5, 2005, October 7, 2005, and November 28, 2005, dates of acquisition. The following unaudited pro forma consolidated financial information has been prepared assuming that the following transactions had occurred at the beginning of 2005 and 2004:

•	The acquisition of PitTrak, as if it occurred on January 1, 2004 and 2005;

•	The acquisition of EndX , as if it occurred on January 1, 2004 and 2005;

•	The acquisition of VirtGame as if it occurred on January 1, 2004 and 2005, and the related issuance of approximately 1.2 million shares of common stock in exchange for the outstanding common and preferred stock of VirtGame.

(Amounts in thousands)	2005	2004

Net revenues	$82,079	$101,812

Income from operations	$(757)	$5,165

Net loss	$(12,117)	$(4,692)

Loss per share – basic and diluted	$(0.46)	$(0.20)

3. Fair Values of Financial Instruments
The following table presents the carrying amount and estimated fair market value (“FMV”) of financial instruments at December 31, 2005:

	Carrying	Estimated
(Amounts in thousands)	Amount	FMV

Liabilities:
Senior Notes	$44,046	$47,700

The carrying values of notes / contract sales receivables and capital leases approximate fair values. The estimated fair value of long-term debt was determined by using quoted market prices and where quoted market prices are not available the fair value was calculated utilizing the present value of estimated future cash flows and applying discount rates commensurate with the risks involved.

4. Receivables
Accounts receivable at December 31, 2005 and 2004 consist of the following:

(Amounts in thousands)	2005	2004

Trade accounts	$12,874	$14,784
Other	850	416

Subtotal	13,724	15,200
Less: allowance for doubtful accounts	(805)	(900)

Net	$12,919	$14,300

Contract and notes receivable at December 31, 2005 and 2004 consist of the following:

(Amounts in thousands)	2005	2004

Contract sales	$14,788	$2,462
Notes	—	2,604

Subtotal	14,788	5,066
Less: allowance for doubtful accounts	(1,529)	(1,529)

Net	$13,259	$3,537

Current portion	$13,170	$2,462

Changes in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 are as follows:

(Amounts in thousands)	2005	2004	2003

Allowance for doubtful accounts – beginning	$2,429	$3,496	$3,784
Provision for bad debts (recoveries)	(49)	149	772
Write – offs	(46)	(1,216)	(1,060)

Allowance for doubtful accounts – ending	$2,334	$2,429	$3,496

5. Inventories
Inventories at December 31, 2005 and 2004 consist of the following:

(Amounts in thousands)	2005	2004

Raw materials	$7,384	$7,651
Finished goods	4,303	3,618
Work-in-progress	4	339

Subtotal	11,691	11,608
Less: reserve for obsolete inventory	(1,157)	(1,332)

Total	$10,534	$10,276

Changes in the reserve for obsolete inventory for the years ended December 31, 2005, 2004 and 2003 are as follows:

(Amounts in thousands)	2005	2004	2003

Reserve for obsolete inventory – beginning	$1,332	$4,479	$4,072
Provision for obsolete inventory	(85)	(912)	1,670
Write – offs	(90)	(2,235)	(1,263)

Reserve for obsolete inventory – ending	$1,157	$1,332	$4,479

6. Property and Equipment
Property and equipment at December 31, 2005 and 2004 consist of the following:

(Amounts in thousands)	2005	2004

Buildings and leasehold improvements	$977	$1,240
Machinery and equipment	7,452	5,237
Equipment leased to others	4,228	24,291
Furniture and fixtures	1,773	6,631
Transportation equipment	677	846

Subtotal	15,107	38,245
Less: accumulated depreciation	(10,690)	(28,270)

Total	$4,417	$9,975

Depreciation expense for property and equipment was approximately $2.6 million, $7.0 million and $11.5 million for the years ended December 31, 2005, 2004 and 2003, respectively
7. Goodwill and Intangible Assets
Intangible assets at December 31, 2005 and 2004 consist of the following:

(Amounts in thousands)	2005	2004

Perpetual license	$35,762	$35,762
Patent and trademark rights	15,769	10,461
Covenants not to compete	377	377
Software development costs	1,905	2,154
Licensed technology	3,940	250
Core technology and other proprietary rights	21,100	834

Subtotal	78,853	49,838
Less: accumulated amortization	(16,902)	(14,942)

Total	$61,951	$34,896

Goodwill at December 31, 2005 and 2004 consists of the following:

(Amounts in thousands)	2005	2004

Goodwill	$59,287	$17,341
Less: accumulated amortization	(2,114)	(2,114)

Total	$57,173	$15,227

During 2005 the Company reclassified approximately $12.4 million of the perpetual license to goodwill and adjusted the related deferred tax liability by approximately $6.9 million. For purposes of comparability, a similar reclassification and adjustment is reflected in 2004 amounts.
The $27.1 million increase in the net carrying amount of intangible assets during the year ended December 31, 2005, is due primarily to the acquisition of the intangible assets of EndX and VirtGame, the acquisition of other intellectual property and game content, and capitalized patent defense costs, partially offset by amortization expense and the adjustment of the perpetual license described above.
The $41.9 million increase in the net carrying amount of goodwill during the year ended December 31, 2005, resulted from the acquisitions of EndX, VirtGame and PitTrak and the adjustment of the perpetual license described above.
In accordance with SFAS No. 142, the Company performs an impairment analysis on all of its long-lived and intangible assets on an annual basis and in certain other circumstances. For indefinite lived assets including perpetual licenses and goodwill, an independent valuation is performed annually to determine if any impairment has occurred. Independent valuation tests as of September 30, 2005 and 2004, did not indicate any impairment.
The net carrying value of goodwill and other intangible assets as of December 31, 2005 by segment consists of the following:

	Net Amount Allocated by Segment
	Slot and
	Table
(Amounts in thousands)	Games	Systems	Corporate	Total

Goodwill	$14,838	$42,335	$—	$57,173
Indefinite life intangible asset (perpetual license)	31,276	—	—	31,276
Definite life intangible assets (detail below)	4,520	23,414	2,741	30,675

Total	$50,634	$65,749	$2,741	$119,124

The net carrying value of goodwill ($57.2 million) as of December 31, 2005 is included in the geographic operations of North America ($33.0 million), Europe ($21.4 million), and Australia / Asia ($2.8 million).
Definite life intangible assets as of December 31, 2005, subject to amortization, are comprised of the following:

	Gross Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net

Patent and trademark rights	$15,769	$(9,150)	$6,619
Covenants not to compete	377	(377)	—
Software development costs	1,905	(1,680)	225
Licensed technology	3,940	(84)	3,856
Core technology and other proprietary rights	21,100	(1,125)	19,975

Total	$43,091	$(12,416)	$30,675

Amortization expense for definite life intangible assets was approximately $2.3 million, $1.6 million and $2.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

(Amounts in thousands)
2006	$6,787
2007	5,857
2008	5,389
2009	4,788
Thereafter	7,854

Total	$30,675

8. Accrued Liabilities
Accrued liabilities at December 31, 2005 and 2004 consist of the following:

(Amounts in thousands)	2005	2004

Payroll and related costs	$1,461	$3,048
Income taxes	—	231
Interest	863	1,324
Royalties	524	1,341
Restructuring and severance expense	308	574
Liability for intellectual property	1,500	—
Other	896	1,096

Total	$5,552	$7,614

9. Net Gain on Disposition of Non-core Assets
During the second quarter of 2005, the Company completed the sale of its interior sign division, which resulted in a gain of approximately $7.4 million, including transaction costs. Additionally, the Company commenced the process of repositioning its existing slot machine platform to focus on central-server based games and third party content development. In connection with this repositioning, the Company entered into an asset purchase agreement to sell certain non-gaming slot hardware related to its existing platform. In connection with the repositioning, the Company recorded an impairment charge of $4.9 million equal to the amount by which the carrying value exceeded fair value determined by the selling price.
10. Gain on Sale of Core Intellectual Property
During the third quarter of 2005, the Company completed a $2.5 million strategic licensing transaction by selling the remaining rights to certain intellectual property through a nonmonetary transaction, but retained a non-exclusive right to use the intellectual property in the Company’s operations. This gain was based upon the fair value of intellectual property sold in the exchange.
11. Debt and Capital Leases
Long-term debt and capital leases at December 31, 2005 and 2004 consists of the following:

(Amounts in thousands)	2005	2004

11.875% Senior Secured Notes due August 15, 2008, net of unamortized discount of $954 and $1,898	$44,046	$63,105
Capital leases secured by transportation, gaming and manufacturing equipment, interest rates between 4.1% and 13.19% and due through 2006. The related capitalized cost for these leases is $69 and $1,017.	2	62
Unsecured promissory note to TAB, Ltd. bearing interest at 5%, principal and interest due currently	284	284
Notes payable secured by transportation and office equipment, interest rates between 0% to 12% due through 2004	26	87

Total	44,358	63,538
Less: current portion	(287)	(368)

Long-term portion	$44,071	$63,170

The following is the long-term debt maturity schedule:

(Amounts in thousands)
2006	$313
2007	—
2008	45,000
2009	—
2010	—

Total	$45,313

In connection with the Company’s December 2005 retirement of $20.0 million of its Senior Secured Notes (“Notes”), the Company incurred a loss for the early retirement of debt, totaling approximately $3.0 million. The loss includes a charge of approximately $1.2 million for the premium paid on the repurchase of the Notes and non-cash charges to write-off approximately $1.8 million representing the unamortized bond issue costs and unamortized discount on the Notes retired.
On November 9, 2005, the Company completed its sale of 8.3 million shares of its Common Stock at a price of $9.25 per share. Proceeds from the transaction were used to fund strategic developments and acquisitions, repurchase and retire $20.0 million of the Company’s Notes, provide working capital and for other general corporate purposes.
During 2003, the Company completed a private placement for approximately $45.0 million from selling 8.4 million shares of its Common Stock at a price of $5.34 per share and warrants to acquire an additional 2.1 million shares at an exercise price of $5.875 per share. Proceeds from the transaction were used to repurchase and retire $40.0 million of the Company’s Notes and to pay the associated fees and costs. This transaction will reduce annual interest expense by approximately $4.0 million. The refinancing resulted in the incurrence of a $9.5 million loss on early retirement of debt. The loss includes a charge of approximately $1.6 million for the premium paid on the repurchase of the Notes and non-cash charges of approximately $2.0 million and approximately $1.6 million for the write-off of the unamortized bond issue costs and unamortized discount for the Notes retired, respectively. In addition, the Company recorded a non-cash charge of approximately $4.2 million to expense the warrants issued to extinguishing bondholders.
On May 14, 2002, the Company acquired 1,744,403 shares of Mikohn Australasia Pty Limited (“MGA”) from TAB Limited (“TAB”). These shares represented 8% of the issued and outstanding shares of MGA, increasing the Company’s ownership in this subsidiary from 92% to 100%. The purchase price for the shares was approximately $1.1 million, with $0.8 million payable on closing and a promissory note for approximately $0.3 million. The promissory note is due currently and bears interest at 5% per annum due at maturity.
In February 2002, the Company completed the acquisition of a $17.5 million working capital revolving line of credit facility (the “Facility”) with Foothill Capital Corporation (“Foothill”). During 2005, this facility was assigned to a third party. Pursuant to its terms, this facility expired on December 15, 2005.
On August 22, 2001, the Company completed the private placement of $105.0 million of its 11.875% Senior Secured Notes (“Notes”) due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. Interest payments are due on May 1 and November 1 until 2008. The Notes are secured by a security interest in certain of the Company’s assets and certain assets of its subsidiaries. On or after August 15, 2005, the Company will have the right to redeem all or some of the Notes at a price that will decrease over time from 105.938% of the principal amount in 2005 to 100.0% of the principal amount in 2007, plus accrued and unpaid interest. The Notes include, among other covenants, a requirement that the Company maintain cash and cash equivalents and unused availability equal to $5.0 million (as defined in the Indenture to the Senior Secured Notes). The Company was in compliance with this covenant as of December 31, 2005 and 2004.
Each warrant issued entitles the holder to purchase four shares of the Company’s common stock at a price of $7.70. The warrants expire on August 15, 2008. The fair market value of the warrants at date of issue was recorded as additional paid in capital.

12. Commitments and Contingencies
The Company leases certain of its facilities and equipment under various agreements for periods through the year 2011. The following schedule shows the future minimum rental payments required under these operating leases, which have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005:

Minimum
(Amounts in thousands)	Payments

2006	$2,714
2007	2,472
2008	2,165
2009	1,127
2010	1,124
Thereafter	175

Total	$9,777

Rent expense, net of sublease rentals, was $2.4 million, $3.9 million and $8.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Other Commitments and Contingencies
A lease agreement for a building in Las Vegas, Nevada was terminated during 2005 and a $1.0 million letter of credit securing rent payments was released from escrow.
In August 2004, the Company signed a five-year strategic partnership agreement with International Game Technology (“IGT”) to license segments of its patent portfolio of technology and to develop video slot games based on Progressive content. The new games will be developed on IGT’s game platform and distributed by Progressive. IGT also licensed aspects of its intellectual property to the Company for its games as well as for certain joint development. Under this agreement, the Company is committed to purchase from IGT a minimum of 600 slot machines with the Company’s game content ported on them over the life of the agreement. The Company will be required to pay for the slot machines through a daily fee arrangement whereby IGT will receive an amount equal to 25% of the Company’s gross revenue derived from the slot machines, with a minimum of $12.50 per day per machine, as defined in the agreement.
Legal Matters
The Company was sued by Derek Webb and related plaintiffs in the U.S. District Court, Southern District of Mississippi, Jackson Division, in a case filed on December 27, 2002. The plaintiffs allege state law interference with business relations claims and federal antitrust violations and contend that the Company illegally restrained trade and attempted to monopolize the proprietary table game market in the United States. Plaintiffs seek monetary damages, penalties and attorneys’ fees in excess of several million dollars, and injunctive relief. There is no trial date presently set.
The Company filed suit against Charles H. McCrea, Jr. on March 13, 2003 in State District Court, Clark County, Nevada to cause Mr. McCrea to repay a loan he received from the Company that had come due, including interest. McCrea counterclaimed on April 7, 2003, seeking damages in excess of $1,000,000 and the reinstatement of 265,000 incentive stock options. A portion of this matter proceeded to arbitration in 2006, and the Company is awaiting a decision from the arbitrator on the matter. Another portion of this matter proceeded to a jury trial which concluded on March 28, 2006. In this jury trial, the Company was awarded the payment of a loan by McCrea of approximately $176,000, and Mr. McCrea was awarded a non punitive judgment of approximately $750,000. The Company does not expect to incur any material costs for the net effect of this outcome as its insurance policies are believed to be sufficient to cover the expense.
The Company is currently in a dispute with Hasbro, Inc. that was filed in the U.S. District Court in Rhode Island centering primarily around the calculation of royalty payments from 1999-2002 on the sale and license of certain of the Company’s branded slot machines. Hasbro is seeking monetary damages, which could be in excess of several million dollars. A substantial portion of these payments have been previously audited by Hasbro representatives without a material dispute.
The Company received a complaint from Olaf Vancura, an employee, on July 18, 2005, alleging various claims associated with allegations of breach of employment agreement. A claim for the return of patents assigned to the Company has also been made. Under the Company’s agreement with Mr. Vancura, the matter is required to be handled through binding arbitration. Arbitration has been set for October 30, 2006.
Commencing on November 28, 2005, four similar purported class action complaints were filed in the United States District Court for the District of Nevada naming the Company and two of its officers as defendants, and seeking unspecified money damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints all alleged that during a “class period” beginning in early 2005 and ending on October 19, 2005, the defendants misled the Company’s investors concerning the prospective application of SFAS 153 to the Company’s financial statements for the third quarter of 2005. The complaints have been consolidated into a single action, and a consolidated amended complaint is due to be filed in April 2006. No discovery has been conducted and no trial date has been set.
In December 2005, Interactive Systems Worldwide Inc. (“ISWI”) filed an action against the Company in the Federal District Court for New Jersey, alleging that the Company’s “Rapid Bet Live” and “Prime Line” products infringe U.S. Patent Nos. 5,573,244 and 5,842,921. In March 2006, the Federal District Court for New Jersey transferred this action to the Federal District Court for Nevada.
The Company is involved in other routine litigation, including bankruptcies of debtors, collection efforts, disputes with former employees and other matters in the ordinary course of business operations.

13. Income Taxes
     Income from continuing operations before tax consisted of the following:

(Amounts in thousands)	2005	2004	2003
U.S.	$(7,504)	$219	$(33,653)
Foreign	1,521	(25)	(576)
Total	$(5,983)	$194	$(34,229)
     The (provision) benefit for income taxes for the years ended December 31, 2005, 2004 and 2003 consist of:

(Amounts in thousands)	2005	2004	2003
Current	$—	$65	$13
Deferred	—	—	—
Total provision	$—	$65	$13
Continuing operations	$—	$65	$13
Discontinued operations	—	—	—
Total benefit (provision)	$—	$65	$13
     The (provision) / benefit for income taxes for the years ended December 31, 2005, 2004 and 2003 differs from the amount computed at the federal income tax statutory rate as a result of the following:

(Amounts in thousands)	2005	%	2004	%	2003	%
Amounts at statutory rate	$2,094	35.0%	$(68)	(35.0)%	$11,980	35.0%
Adjustments:
Foreign subsidiaries tax, net	(76)	(1.3)%	55	28.3%	—	0.0%
State income tax and other	87	1.5%	60	31.0%	183	0.5%
Non-deductible expenses	(73)	(1.2)%	285	146.7%	(55)	(0.2)%
Valuation allowance	(2,032)	(34.0)%	(267)	(137.6)%	(12,095)	(35.3)%
Total benefit (provision)	$—	0.0%	$65	33.5%	$13	0.0%

The components of the net deferred tax liability at December 31, 2005 and 2004 consist of the following:

(Amounts in thousands)	2005	2004
Deferred tax assets:
Current:
Inventory book / tax differences	$1,010	$1,038
Prepaid expenses and other	1,183	1,429
Valuation allowance	(2,193)	(2,467)

Subtotal	—	—

Noncurrent:
Deferred revenue	$1,052	$935
Tax credits	1,930	1,930
Intangible assets and other	2,745	3,651
Property and equipment and other	2,090	787
Net operating loss carryforward	39,137	30,769
Valuation allowance	(43,828)	(35,043)

Subtotal	3,126	3,029

Total deferred tax assets	3,126	3,029

Deferred tax liabilities:
Current:	—	—
Noncurrent:
Perpetual license	(11,323)	(11,323)
Definite lived intangible assets	(6,659)	—
Sale leaseback	—	—

Subtotal	(17,982)	(11,323)

Total deferred tax liabilities	(17,982)	(11,323)

Net deferred tax liability	$(14,856)	$(8,294)

     Changes in the deferred tax valuation allowance for the years ended December 31, 2005, 2004 and 2003 were as follows:

(Amounts in thousands)	2005	2004	2003
Beginning balance	$37,510	$37,243	$25,148
Additions (deductions)	2,032	267	12,095
Purchase accounting adjustments	6,479	—	—

Ending balance	$46,021	$37,510	$37,243

At December 31, 2005, the Company had federal net operating loss carryforwards of approximately $111.8 million, which will begin to expire after the year ended December 31, 2018. The Company also had General Business and AMT tax credit carryforwards of approximately $1.6 million and $0.3 million, respectively. At December 31, 2005, a valuation allowance was recorded to reduce the deferred tax asset because the management believes that the recognition of the tax benefit could not be assured. The Company acquired $6.9 million of net operating loss carryforwards from the acquisition of VirtGame. A full valuation allowance was provided on these net operating losses. The future utilization of these net operating losses will reduce the goodwill recorded in the VirtGame acquisition. Under Federal Tax Law IRC Section 382, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards.
The Company has not recorded U.S. income tax expense for foreign earnings that it has declared as indefinitely reinvested offshore. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in offshore assets and management’s expectations of the future cash needs of the Company’s U.S. and foreign entities. As of December 31, 2005, cumulative foreign earnings declared as indefinitely reinvested offshore is approximately $0.5 million
As discussed in Note 7, pursuant to a review by the PCAOB of the Company’s external auditors, during 2005 the Company reclassified a portion of the perpetual license to goodwill and has decreased the related deferred tax liability by $6.9 million accordingly. For purposes of comparability, a similar reclassification and adjustment is reflected in 2004 amounts.

14. Earnings Per Share
The following table provides a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2005, 2004 and 2003:

(Amounts in thousands except per share amounts)	2005	2004	2003
Net earnings (loss)	$(5,983)	$259	$(34,216)

Weighted average shares outstanding	25,124	21,884	14,689
Dilutive stock options outstanding	—	475	—

Weighted average and potential shares outstanding	25,124	22,359	14,689

Basic earnings (loss) per share	$(0.24)	$0.01	$(2.33)

Diluted earnings (loss) per share	$(0.24)	$0.01	$(2.33)

Dilutive stock options and warrants of approximately 2.4 million and 0.2 million for the years ended December 31, 2005 and 2003, respectively, have not been included in the computation of diluted loss per share as their effect would be antidilutive.
15. Benefit Plans
The Company adopted a savings plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees who are not covered by a collective bargaining unit. The Company’s matching contributions for 2005, 2004 and 2003 were approximately $0.2 million, $0.2 million and $0.1 million, respectively.
16. Stock-Based Compensation Plans
In 2005, the Company adopted the 2005 Equity Incentive Plan, which provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to the Company’s employees, directors and consultants. The aggregate number of shares of the Company’s common stock that may be issued under the plan is 709,397, subject to certain increases from time to time as set forth in the plan. This plan is intended as the successor to the Stock Option Plan, Employee Stock Incentive Plan, and New Hire Equity Incentive Plan. Options issued under the plan are generally granted at the fair market value on the date of grant, become exercisable at the rate of 1/48th per month, and have a term of seven years.
In 2005, the Company’s stockholders approved an amendment to the Director Stock Option Plan, to increase by 200,000 the aggregate number of shares of the Company’s common stock authorized for issuance under this plan.
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
The Company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, under which no compensation cost has been recognized for stock options issued at fair market value, and compensation cost equal to the fair market value of restricted stock grants is recognized over the service period of the grant. Effective January 1, 2006, the Company will be required to adopt the provisions of FAS 123R, which requires that the fair value of stock options and similar awards be expensed.

     A summary of the status of the Company’s stock option plans at December 31, 2005, 2004 and 2003 and changes during the years then ended is presented in the table below:

	2005		2004		2003
		Wtd. Ave		Wtd. Ave		Wtd. Ave
		Exercise		Exercise		Exercise
(Amounts in thousand except per option amounts)	Options	Price	Options	Price	Options	Price
Director Plan:
Options beginning of year	470	$5.01	317	$5.26	257	$5.70
Granted	60	15.07	154	4.50	65	4.46
Exercised	(78)	4.91	—		—
Cancelled	(95)	5.15	(1)	9.25	(5)	17.25

Options, end of year	357	6.68	470	5.00	317	5.26

Exercisable at end of year	224	5.49	267	5.32	200	5.42

Weighted average fair value of options granted during the year		$9.46		$3.23		$3.07

Employee Plans:
Options beginning of year	2,292	$4.42	1,732	$3.92	2,068	$4.82
Granted	763	12.67	1,209	5.14	388	4.02
Exercised	(548)	5.01	(436)	4.12	(338)	4.13
Cancelled	(233)	5.56	(213)	5.08	(386)	4.70

Options, end of year	2,274	7.55	2,292	4.42	1,732	4.80

Exercisable at end of year	597	6.68	675	5.25	947	5.09

Weighted average fair value of options granted during the year		$8.01		$3.63		$2.84

The following table summarizes information concerning options outstanding and options exercisable as of December 31, 2005:
(Amounts in thousands except per option amounts)

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price
Director Plan:
$2.75 - $4.75	186,000	6.8	$4.25	107,333	$4.07
$5.10 - $7.25	111,000	4.9	6.22	109,333	6.23
$15.07	60,000	6.5	15.07	7,500	15.07

	357,000			224,166

Employee Plans:
$1.49 - $4.25	74,500	5.5	$3.51	33,110	$3.60
$4.29 - $7.44	1,429,564	7.3	5.16	446,968	5.52
$8.25 - $14.90	770,125	8.8	12.36	116,760	12.03

	2,274,189			596,838

Under these plans the Company also grants employees restricted stock with vesting terms of three to 10 years based on service conditions and market price targets. Restricted stock grants of 206,500 shares, 200,000 shares, and 225,000 shares with aggregate fair values of $1.6 million, $2.7 million, and $2.3 million, respectively, were made during the years ended December 31, 2005, 2004 and 2003.
In connection with the acquisition of VirtGame, the Company assumed options to purchase 193,913 shares of the Company’s common stock. These options have a weighted average remaining contractual life of 3.1 years and a weighted average exercise price of $15.32. All of these options are outstanding and exercisable at December 31, 2005.
Along with the above-discussed stock option plans, the Company may from time to time grant stock warrants to various licensors as well as other individuals with whom the Company does business. From 1998 to 2000, the Company entered into various licensing agreements with Hasbro, Inc. and Hasbro International, Inc. (together, “Hasbro”) which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Battleship®, Clue® and Trivial Pursuit®. In exchange for these license agreements, the Company granted Hasbro warrants to purchase up to 125,000 shares of the Company’s common stock for each license at an average exercise price of $6.13 per share. 312,500 of these warrants were exercised during 2005, and as of December 31, 2005, 312,500 of these warrants remain outstanding and exercisable. In addition, the Company entered into a licensing agreement with Ripley Entertainment which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademark for Ripley’s Believe It® or Not!®, in exchange for which the Company granted Ripley’s Entertainment warrants to purchase up to 35,000 shares of the Company’s common stock at an exercise price of $6.75 per share. No warrants were granted during the years ended December 31, 2005, 2004, and 2003.
     A summary of the status of the Company’s warrants previously issued to vendors at December 31, 2005, 2004 and 2003 and changes during the years then ended is presented in the table below:

	2005		2004		2003
		Wtd. Ave		Wtd. Ave		Wtd. Ave
		Exercise		Exercise		Exercise
(Amounts in thousand except per share amounts)	Warrants	Price	Warrants	Price	Warrants	Price
Warrants issued to vendors:
Warrants, beginning of year	660	$5.90	660	$5.90	660	$5.90
Granted	—		—		—
Exercised	(312)	4.94	—		—
Cancelled	—		—		—

Warrants, end of year	348	6.76	660	5.90	660	5.90

Exercisable at end of year	348	6.76	660	5.90	660	5.90

17. Concentrations of Credit Risk
The financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts and contracts receivable. The Company performs credit evaluations of its customers, and typically requires advance deposits of approximately 50%.
At December 31, 2005, net accounts and contracts receivable by region, as a percentage of total receivables, were as follows:

	Accounts	Contract
	Receivable	Receivable	Total
Domestic region	80.2%	79.5%	79.8%
International region:
Australia / Asia	6.1	1.3	3.7
Europe	13.7	19.2	16.5

Total International	19.8	20.5	20.2

Total	100.0%	100.0%	100.0%

18. Guarantor Financial Statements
The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:
CONSOLIDATING CONDENSED BALANCE SHEETS

(Amounts in thousands)	December 31, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$12,387	$(117)	$1,811	$—	$14,081
Accounts receivable, net	9,311	1,047	2,561	—	12,919
Inventories, net	6,017	3,386	1,131	—	10,534
Other current assets	7,704	5,995	3,053	—	16,752

Total current assets	35,419	10,311	8,556	—	54,286
Property and equipment, net	3,437	287	693	—	4, 417
Goodwill and intangible assets, net	51,976	32,098	35,050	—	119,124
Investments in and loans to subsidiaries	73,427	—	—	(73,427)	—
Other assets	7,809	233	(23)	—	8,019

Total assets	$172,068	$42,929	$44,276	$(73,427)	$185,846

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$15,731	$3,447	$3,186	$—	$22,364
Intercompany transactions	(499)	(9,080)	4,480	5,099	—

Total current liabilities	15,232	(5,633)	7,666	5,099	22,364
Long-term debt, net	44,045	—	26	—	44,071
Other liabilities, long term	—	—	22,307	(22,307)	—
Deferred tax liability	8,236	3,413	3,207	—	14,856
Stockholders’ equity (deficit)	104,555	45,149	11,070	(56,219)	104,555

Total liabilities and stockholders’ equity (deficit)	$172,068	$42,929	$44,276	$(73,427)	$185,846

CONSOLIDATING CONDENSED BALANCE SHEETS

(Amounts in thousands)	December 31, 2004
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$7,532	$1	$4,772	$—	$12,305
Accounts receivable, net	12,126	2,259	2,377	—	16,762
Inventories, net	5,710	2,676	1,890	—	10,276
Intercompany transactions	4,847	3,811	—	(8,658)	—
Other current assets	—	2,304	268	—	2,572

Total current assets	30,215	11,051	9,307	(8,658)	41,915

Property and equipment, net	4,498	4,847	630	—	9,975
Intangible assets	44,404	5,329	390	—	50,123
Investments in subsidiaries	14,764	—	—	(14,764)	—
Other assets	5,032	272	—	—	5,304

Total assets	$98,913	$21,499	$10,327	$(23,422)	$107,317

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$17,312	$4,463	$1,867	$—	$23,642
Intercompany transactions	—	—	8,657	(8,657)	—

Total current liabilities	17,312	4,463	10,524	(8,657)	23,642

Long-term debt, net	63,108	—	62	—	63,170
Other liabilities, long term	1,970	—	—	—	1,970
Deferred tax liability	6,282	2,012	—	—	8,294
Stockholders’ equity (deficit)	10,241	15,024	(259)	(14,765)	10,241

Total liabilities and stockholders’ equity (deficit)	$98,913	$21,499	$10,327	$(23,422)	$107,317

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)	Year Ended December 31, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$41,235	$21,393	$15,593	$—	$78,221
Cost of sales	20,248	9,364	6,494	—	36,106
Selling, general and admin. expenses	32,996	1,130	7,480	—	41,606
Net gain on disposition of non-core assets	(6,982)	4,446	—	—	(2,536)
Gain on sale of core intellectual property	—	(2,500)	—	—	(2,500)

Operating income	(5,027)	8,953	1,619	—	5,545
Equity in earnings of subsidiaries	10,474	—	—	(10,474)	—
Interest expense	(8,787)	—	(108)	—	(8,895)
Other income (expense), net	350	—	10	—	360

Income (loss) from operations before income taxes and debt retirement	(2,990)	8,953	1,521	(10,474)	(2,990)
Loss on early retirement of debt	(2,993)	—	—	—	(2,993)
Income tax (provision) benefit	—	—	—	—	—

Net income (loss)	$(5,983)	$8,953	$1,521	$(10,474)	$(5,983)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)	Year Ended December 31, 2004
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$58,255	$26,987	$13,616	$(2,484)	$96,374
Cost of sales	26,882	10,150	8,334	(2,484)	42,882
Selling, general and admin. expenses	29,689	8,681	5,439	—	43,809

Operating income (loss)	1,684	8,156	(157)	—	9,683
Equity in earnings of subsidiaries	8,169	—	—	(8,169)	—
Interest expense	(9,640)	(35)	(9)	—	(9,684)
Other income (expense), net	55	(1)	141	—	195

Income (loss) from operations before income taxes	268	8,120	(25)	(8,169)	194
Income tax (provision) benefit	(9)	—	74	—	65

Net income (loss)	$259	$8,120	$49	$(8,169)	$259

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)	Year Ended December 31, 2003
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$48,523	$29,263	$15,711	$(1,694)	$91,803
Cost of sales	22,549	15,713	10,281	(1,694)	46,849
Selling, general and admin expenses	25,200	24,235	5,987	—	55,422

Operating income (loss)	774	(10,685)	(557)	—	(10,468)

Equity in earnings (loss) of subsidiaries	(11,442)	—	—	11,442	—
Interest expense	(13,986)	(132)	(206)	—	(14,324)
Loss on early retirement of debt	(9,524)	—	—	—	(9,524)
Other income (expense), net	(28)	(72)	187	—	87

Income (loss) before income taxes	(34,206)	(10,889)	(576)	11,442	(34,229)
Income tax (provision) benefit	(10)	—	23	—	13

Net income (loss)	$(34,216)	$(10,889)	$(553)	$11,442	$(34,216)

CONSOLIDATING CONDENSED CASH FLOW STATEMENTS

(Amounts in thousands)	For the Twelve Months Ended December 31, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(19,711)	$584	$(2,201)	$—	$(21,328)

Cash flows from investing activities:
Purchase of business operations, net of cash acquired	(36,203)	—	—	—	(36,203)
Purchase of property and equipment	(1,418)	(29)	(476)	—	(1,923)
Purchase of inventory leased to others	(189)	(673)	—	—	(862)
Proceeds from sales of non-core assets	11,402	—	—	—	11,402
Proceeds from sale of property and equipment	96	—	49	—	145
Additions to intangible assets	(8,769)	—	—	—	(8,769)

Net cash used in investing activities	(35,081)	(702)	(427)	—	(36,210)

Cash flows from financing activities:
Principal payments on long-term debt	(20,000)	—	(61)	—	(20,061)
Call premium on early retirement of debt	(1,188)	—	—	—	(1,188)
Proceeds from issuance of common stock	81,320	—	—	—	81,320
Principal payments on capital leases	(52)	—	(8)	—	(60)
Purchase of treasury stock	(433)	—	—	—	(433)

Net cash provided by (used in) financing activities	59,647	—	(69)	—	59,578

Effect of exchange rate changes on cash and cash equivalents	—	—	(264)	—	(264)

Increase (decrease) in cash and cash equivalents	4,855	(118)	(2,961)	—	1,776
Cash and cash equivalents, beginning of period	7,532	1	4,772	—	12,305

Cash and cash equivalents, end of period	$12,387	$(117)	$1,811	$—	$14,081

CONSOLIDATING CONDENSED CASH FLOW STATEMENTS

(Amounts in thousands)	For the Twelve Months Ended December 31, 2004
			Non -
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,115	$3,156	$2,200	$—	$8,471

Cash flows from investing activities:
Purchase of property and equipment	(475)	(168)	(149)	—	(792)
Purchase of inventory leased to others	(2,067)	(2,902)	(128)	—	(5,097)
Proceeds from sale of equipment	127	(58)	—	—	69
Other investing activities	(245)	—	—	—	(245)

Net cash used in investing activities	(2,660)	(3,128)	(277)	—	(6,065)

Cash flows from financing activities:
Principal payments on long-term debt	(99)	—	(9)	—	(108)
Principal payments on deferred license	(535)	—	—	—	(535)
Proceeds from issuance of common stock	2,352	—	—	—	2,352
Principal payments on capital leases	(471)	(28)	(88)	—	(587)
Purchase of treasury stock	(181)	—	—	—	(181)

Net cash provided by (used in) financing activities	1,066	(28)	(97)	—	941

Effect of exchange rate changes on cash and cash equivalents	—	—	275	—	275

Increase in cash and cash equivalents	1,521	—	2,101	—	3,622
Cash and cash equivalents, beginning of period	6,011	1	2,671	—	8,683

Cash and cash equivalents, end of period	$7,532	$1	$4,772	$—	$12,305

(Amounts in thousands)	For the Twelve Months Ended December 31, 2003
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(7,977)	$4,481	$1,178	$—	$(2,318)

Cash flows from investing activities:
Purchase of property and equipment	(1,225)	(3,205)	(812)	—	(5,242)
Proceeds from sale of equipment	7	6	—	—	13
Other investing activities	(150)	—	—	—	(150)

Net cash used in investing activities	(1,368)	(3,199)	(812)	—	(5,379)

Cash flows from financing activities:
Principal payments on long-term debt	(123)	—	—	—	(123)
Principal payments on capital leases	(224)	(1,267)	(22)	—	(1,513)
Principal payments on deferred license fees	(493)	—	—	—	(493)
Proceeds from issuance of common stock and warrants	1,752	—	—	—	1,752

Net cash provided by (used) in financing activities	912	(1,267)	(22)	—	(377)

Effect of exchange rate changes on cash and cash equivalents	—	—	482	—	482

Increase (decrease) in cash and cash equivalents	(8,433)	15	826	—	(7,592)
Cash and cash equivalents, beginning of period	14,444	(14)	1,845	—	16,275

Cash and cash equivalents, end of period	$6,011	$1	$2,671	$—	$8,683

19. Segment Reporting
The Company’s business consists of two reportable segments: (i) slot and table games, and (ii) systems. The slot and table games business segment includes the development, licensing and distribution of proprietary slot and table games. Revenues are derived from leases, revenue sharing arrangements, royalty and license fee arrangements with casinos and gaming suppliers. The systems business segment sells or leases electronic player tracking and slot machine and table game monitoring systems and electronic components used in progressive jackpot systems, and gaming machines. The accounting policies of the segments are the same as those described in Note 1 - Description of Business and Summary of Significant Accounting Policies. All inter-segment transactions have been eliminated.
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
During 2005, the Company re-aligned its reportable segments as a result of changes to its operations. Prior to 2005, reportable segments included slot and table games, systems, and product sales, which comprised interior signage and electronics. As a result of the segment realignment, the Company’s electronics business has been reclassified to the systems segment. Segment data for 2004 has been restated to conform to the current period presentation. Segment data for 2003 has not been restated to conform to the current period presentation because it would be impracticable to do so. Accordingly, the electronics business is included in the interior signage segment information for 2003.
Business segment information for the years ended December 31, 2005, 2004 and 2003 consists of:

(Amounts in thousands)	2005	2004	2003
Business Segments:
Revenue:
Slot and table games	$33,670	$40,560	$40,932
Interior signage	5,252	20,014	36,919
Systems	39,299	35,800	13,952

Total	$78,221	$96,374	$91,803

Operating income (loss):
Slot and table games	$11,771	$14,701	$(1,373)
Interior signage	141	3,362	2,073
Systems	12,635	10,976	1,403
Corporate	(19,002)	(19,356)	(12,571)

Total	$5,545	$9,683	$(10,468)

Depreciation and amortization:
Slot and table games	$2,655	$6,439	$10,677
Interior signage	115	526	783
Systems	265	149	121
Corporate	1,859	1,794	2,733

Total	$4,894	$8,908	$14,314

Total assets:
Slot and table games	$73,159	$64,897	$65,950
Interior signage	—	1,529	15,238
Systems	62,123	20,995	1,890
Corporate	50,564	19,896	19,204

Total	$185,846	$107,317	$102,282

Capital expenditures / purchase of leased inventories:
Slot and table games	$1,011	$5,097	$4,200
Interior signage	—	229	752
Systems	—	150	—
Corporate	1,774	413	290

Total	$2,785	$5,889	$5,242

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the years ended December 31, 2005, 2004 and 2003 consists of:

(Amounts in thousands)	2005	2004	2003
Geographic Operations:
Revenue:
North America	$62,626	$83,008	$76,091
Australia	6,592	4,453	5,861
Europe	9,003	8,913	9,851

Total	$78,221	$96,374	$91,803

Operating income (loss):
North America	$3,925	$9,841	$(9,747)
Australia	1,932	(123)	(450)
Europe	(312)	(35)	(271)

Total	$5,545	$9,683	$(10,468)

Depreciation and amortization:
North America	$4,282	$8,700	$14,117
Australia	317	71	70
Europe	295	137	127

Total	$4,894	$8,908	$14,314

Assets:
North America	$141,570	$97,012	$94,106
Australia	5,789	5,855	4,205
Europe	38,487	4,450	3,971

Total	$185,846	$107,317	$102,282

Capital expenditures / purchase of leased inventories:
North America	$2,379	$5,610	$4,993
Australia	142	166	167
Europe	264	113	82

Total	$2,785	$5,889	$5,242

20. Recently Issued Accounting Standards
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for the Company’s fiscal year beginning on January 1, 2006. Management believes that the adoption of this amendment will not have a material impact on the Company’s overall results of operations or financial position.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed by SFAS No. 123R). Additionally, in March 2005, the SEC issued SAB 107, Share-Based Payment, providing interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. SAB 107 also requires the classification of stock compensation expense to the same financial statement line item as cash compensation, and therefore, will impact cost of lease and royalties, cost of sales and service, related gross profits and margins, selling, general and administrative expenses and research and development expenses. Beginning with the quarterly period that begins January 1, 2006, the Company will be required to expense the fair value of employee stock options and similar awards then outstanding or thereafter granted. As a public company, PGIC is allowed to select from two alternative transition methods, each having different reporting implications. While management has not yet completed its evaluation of this statement, the adoption of this statement is expected to have a material negative impact on the Company’s results of operations. However, due to the “non-cash” nature of stock option expense, management does not expect the adoption of this statement to have an impact on the Company’s financial position and cash flows.
In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004 (“FSP No. 109-1”). FSP No. 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This statement was effective upon issuance. The adoption of this statement had no material impact on the Company’s results of operations, financial position or cash flows.
In December 2004, the FASB reached unanimous consensus on Emerging Issues Task Force (“EITF”) 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF 04-8 requires that the dilutive effect of outstanding contingent convertible notes shares be included in diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Since the Company currently has no outstanding contingent convertible debt, the adoption of this guidance did not have a material impact on the Company’s overall results of operations or financial position.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of this statement to have a material impact on the Company’s financial position, results of operations and cash flows.

QUARTERLY RESULTS OF OPERATIONS (unaudited)

(Amounts in thousands)	1 ST	2 ND	3 RD	4 TH
Revenues:
2005	$22,908	$19,291	$16,837	$19,185

2004	$21,129	$23,288	$25,680	$26,278

Operating costs and expenses:
2005	$19,647	$15,120	$16,640	$21,269

2004	$21,027	$21,787	$21,759	$22,117

Operating income:
2005	$3,261	$4,171	$197	$(2,084)

2004	$102	$1,501	$3,921	$4,161

Net income (loss):
2005	$957	$1,887	$(1,983)	$(6,844)

2004	$(2,353)	$(948)	$1,589	$1,970

Weighted average shares outstanding:
Basic -
2005	22,567	23,287	24,507	30,662

2004	21,731	21,768	21,830	21,878

Diluted -
2005	25,491	25,988	24,507	30,662

2004	21,731	21,768	22,006	23,601

Basic earnings (loss) per share:
2005	$0.04	$0.08	$(0.08)	$(0.22)

2004	$(0.11)	$(0.04)	$0.07	$0.09

Diluted earnings (loss) per share:
2005	$0.04	$0.07	$(0.08)	$(0.22)

2004	$(0.11)	$(0.04)	$0.07	$0.09

Item 9A. Controls and Procedures
1. Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. These disclosure controls and procedures are designed and maintained by or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, as required by the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that the disclosure controls and procedures were not effective, due to the material weakness disclosed below.
Due to this material weakness, in preparing our financial statements for the year ended December 31, 2005, we performed additional analysis and other post-closing procedures related to our revenue recognition documentation and classification for non-routine complex transactions to reasonably assure that such financial statements were stated fairly in all material respects in accordance with US generally accepted accounting principles.
2. Changes in Internal Control Over Financial Reporting. During the year ended December 31, 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s financial reporting.
3. Management’s Report on Internal Control over Financial Reporting
Management is responsible for evaluating, establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.
Management recognizes its responsibility for establishing and maintaining a strong ethical climate so that the Company’s affairs are conducted according to the highest standards of personal and corporate conduct.
The Company’s internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors;
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements; and
•	Provide reasonable assurance as to the detection of fraud.
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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified as of December 31, 2005:
The Company had three significant non-routine complex transactions, whereby the Company did not properly document and support its initial analysis of the terms and conditions of these agreements to ensure proper revenue recognition and classification. Further analysis resulted in a deferral of revenue for the transactions in the fourth quarter and filing an amendment of the Company’s Form 10-Q for the quarter ended September 30, 2005.
Based on its assessments, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005 due to the material weakness described above.
BDO Seidman LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Its report is included herein.
4. Management’s Remediation Efforts. Subsequent to December 31, 2005, we have taken the following steps to improve our internal control over documentation and classification of revenues related to non-routine transactions.
•	Improved the documentation process for non-routine complex transactions
•	Improved the procedures related to non-routine complex transactions to ensure proper classification in the financial statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Progressive Gaming International Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Progressive Gaming International Corporation and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effects on revenue recognition based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express and opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:
The Company had three significant non-routine complex transactions, whereby the Company did not properly document and support its initial analysis of the terms and conditions of these agreements to ensure proper revenue recognition and classification. Further analysis resulted in a deferral of revenue for the transactions in the fourth quarter and filing an amendment of the Company’s Form 10-Q for the quarter ended September 30, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2005 financial statements, and this report does not affect our report dated March 28, 2006 on those consolidated financial statements.
In our opinion, management’s assessment that Progressive Gaming International Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Progressive Gaming International Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ BDO Seidman, LLP
Los Angeles, California
March 28, 2006

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and have posted the text of the policy on our website (www.progressivegaming.net). In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.
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
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Except as set forth above, the information required by Items 10 through 14 is set forth under the captions “Election of Directors,” “Management,” “Executive Compensation,” “Principal Stockholders” and “Certain Transactions” in Progressive Gaming International Corporation’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which sections are incorporated herein by reference as if set forth in full.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Schedules
     The Financial Statements and Schedules filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.
(3) Exhibits
     See the list in paragraph (b) below. Each management contract or compensatory plan or arrangement required to be identified by this item is so designated in such list.
(b) Exhibits

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated February 19, 2005, by and among the Company, Viking Acquisition Sub, Inc., Viking Merger Subsidiary, LLC and VirtGame Corp., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 23, 2005.

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated July 29, 2005, by and among the Company, Viking Acquisition Sub, Inc., Viking Merger Subsidiary, LLC and VirtGame Corp., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 4, 2005.

2.3	Asset Purchase Agreement, dated May 6, 2005, by and between the Company and MSG Acquisition, LLC, now known as Mikohn Signs and Graphics, LLC., incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on August 9, 2005.

2.4	Share Purchase Agreement for the sale and purchase of all the issued share capital of EndX Group Limited, dated September 6, 2005, by and among the Company, Nicholas Boyes-Hunter and others, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2005.

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s

Exhibit
Number	Description of Document
Registration Statement on Form S-1 (No. 33-69076).
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.3	Certificate of Designation, Rights, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company, incorporated by reference to Exhibit A of Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000.

4.1	Specimen Certificate of common stock of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-69076).

4.2	Rights Agreement, dated June 14, 1999, by and between the Company and U.S. Stock Transfer Corporation, as the Rights Agent, incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed on August 2, 2000.

4.3	Form of Warrant, dated October 22, 2003, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 9, 2004.

4.4	Warrant Agreement, dated August 22, 2001, by and among the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.5	Indenture, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors, incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.6	Guarantee, dated August 22, 2001, by and among the Guarantors named therein, incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.7	Pledge and Security Agreement, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors named therein, incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.8	Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated August 22, 2001, by and among the Company, Stewart Title of Nevada and Firstar Bank, N.A., incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.9	Trademark Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.10	Patent Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.11	Copyright Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

*10.1	Summary of the Company’s 2005 Incentive Compensation Plan, incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on May 10, 2005.

*10.2	Summary of 2005 compensation for the Company’s non-employee directors, incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on May 10, 2005.

*10.3	2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 28, 2005.

*10.4	Director Stock Option Plan, as amended, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on June 28, 2005.

*10.5	Stock Option Plan, as amended, incorporated by reference to the Company’s Definitive Proxy Statement filed on July 19, 2004.

*10.6	Employee Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed on August 14, 2003.

*10.7	New Hire Equity Incentive Plan, incorporated by reference to Exhibit 99.1 of the Company’s Current Report Form 8-K filed on February 17, 2005.

*10.8	Amended and Restated Employment Agreement, dated January 1, 2005, by and between the Company and Russel H. McMeekin, incorporated by reference to Exhibit 99.2 of the Company’s Current Report Form 8-K filed on February 17, 2005.

*10.9	Amended and Restated Employment agreement, dated August 10, 2004, by and between the Company and Michael A. Sicuro,

Exhibit
Number	Description of Document
incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.10	Amended and Restated Employment Agreement, dated August 10, 2004, by and between the Company and Robert A. Parente, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.11	Employment Agreement, dated July 1, 2005, by and between the Company and Neil Crossan.

*10.12	Employment Agreement, dated June 6, 2005, by and between the Company and Thomas Galanty.

10.13	Form of Indemnification Agreement by and between the Company and its directors and executive officers, incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

10.14	Letter Agreement, dated June 13, 2005, by and between the Company and IGT, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 17, 2005.

10.15†	Product Development and Integration Agreement, dated June 13, 2005, by and among the Company, Shuffle Master, Inc. and IGT, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K/A filed on August 8, 2005.

10.16†	Binding Memorandum of Understanding, dated June 13, 2005, by and between the Company and IGT, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed on August 8, 2005.

10.17†	Non-Exclusive Patent License, dated June 13, 2005, by and among the Company, Shuffle Master, Inc., and IGT, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 17, 2005.

10.18	Underwriting Agreement, dated November 4, 2005, by and among the Company, CIBC World Markets Corp., as representative of the underwriters named on Schedule I thereto, and the selling stockholders named in Schedule II thereto, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 10, 2005.

10.19	Consulting and Confidentiality Agreement, dated September 19, 2005, by and between the Company and Michael F. Dreitzer.

21.1	Subsidiaries.

23.1	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensation plans

†	Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

March 31, 2006	by:	/s/ MICHAEL A. SICURO

Michael A. Sicuro
Executive Vice President, Chief Financial
Officer, Secretary and Treasurer
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

Signature	Title	Date

/s/ RUSSEL H. MCMEEKIN.	Chief Executive Officer (Principal Executive Officer)	March 31, 2006

Russel H. McMeekin

/s/ MICHAEL A. SICURO	Executive Vice President, Chief Financial Officer, Secretary and	March 31, 2006

Michael A. Sicuro	Treasurer (Principal Financial Officer)

/s/ HEATHER A. ROLLO	Vice President, Finance and Chief Accounting Officer (Principal	March 31, 2006

Heather A. Rollo	Accounting Officer)

/s/ PETER G. BOYNTON	Chairman of the Board	March 31, 2006

Peter G. Boynton

/s/ PAUL A. HARVEY	Director	March 31, 2006

Major General Paul A. Harvey (Ret)

/s/ TERRANCE W. OLIVER	Director	March 31, 2006

Terrance W. Oliver

/s/ RICK L. SMITH	Director	March 31, 2006

Rick L. Smith

/s/ DOUGLAS M. TODOROFF	Director	March 31, 2006

Douglas M. Todoroff