Form 10-Q/A
period 2005-09-30
PROGRESSIVE GAMING INTERNATIONAL CORP
filed 2006-04-04
CIK 912241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

33,797,767	as of	November 9, 2005

(Amount Outstanding)		(Date)

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
EXPLANATORY NOTE TO FORM 10-Q/A AMENDMENT 1
     This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q is being filed to amend certain information included in Part I, Items 1, 2 and 4, and amend related disclosures to reclassify $2.5 million related to a nonrecurring licensing transaction that was completed during the quarterly period ended September 30, 2005, from revenues into the operating expense category on the Company’s income statement. This Amendment also contains Part II, Item 6, which includes the certifications required to be filed as exhibits to this Amendment. This Amendment amends only these items of Form 10-Q as originally filed on November 9, 2005 (the “Original Form 10-Q”), as set forth herein. Unaffected items have not been repeated in this Amendment. Except as expressly stated herein, this report still relates to the filing date of the Original Form 10-Q and no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Original Form 10-Q, other than to delete forward-looking statements that have been superseded by subsequent events and to update our discussion with respect to internal control over financial reporting and disclosure controls and procedures. Reference to the Quarterly Report on Form 10-Q herein shall refer to the Original Form 10-Q, as amended by this Amendment.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
PART I — FINANCIAL INFORMATION
Item 1. — Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
(Amounts in thousands, except per share amounts)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,150	$12,305
Accounts receivable, net of allowance for doubtful accounts of $703 and $900	12,739	14,300
Contract sales receivable, net of allowance for doubtful accounts of $1,529 and $1,529	8,902	2,462
Inventories, net of reserves of $1,147 and $1,332	11,247	10,276
Prepaid expenses	11,743	2,572
Deferred tax asset	3,313	3,313

Total current assets	56,094	45,228

Contract sales receivable, net	544	1,075

Property and equipment, net	3,516	9,975
Intangible assets, net	54,274	54,153
Goodwill	5,548	2,860
Other assets	7,069	4,229

Total assets	$127,045	$117,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,425	$9,832
Customer deposits	1,304	3,047
Current portion of long-term debt and notes payable	292	368
Accrued liabilities	10,169	9,997
Short-term borrowings	3,000	—
Deferred revenues and license fees	3,025	2,781

Total current liabilities	26,215	26,025

Long-term debt and notes payable, net of unamortized discount of $1,508 and $1,895	63,521	63,170
Other long-term liabilities	62	1,970
Deferred tax liability	16,114	16,114

Total liabilities	105,912	107,279

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized 24,591,687 and 22,498,149 shares issued and outstanding	2,459	2,250
Additional paid-in capital	127,820	116,932
Other comprehensive loss	(778)	(145)
Accumulated deficit	(107,042)	(107,903)

Subtotal	22,459	11,134
Less treasury stock, 254,174 and 217,698 shares, at cost	(1,326)	(893)

Total stockholders’ equity	21,133	10,241

Total liabilities and stockholders’ equity	$127,045	$117,520

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (AS AMENDED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

	As		As
	Amended -		Amended –
(Amounts in thousands, except per share amounts)	see Note 13		see Note 13
Revenues:
Slot and table games	$7,189	$12,631	$25,282	$29,803
Interior signage	—	4,894	5,252	15,484
Systems	9,648	8,155	28,502	24,811

Total revenues	16,837	25,680	59,036	70,098

Cost of revenues:
Slot and table games	3,563	3,354	9,578	8,504
Interior signage	—	2,886	3,832	9,186
Systems	5,212	4,305	13,423	13,680

Total cost of revenues	8,775	10,545	26,833	31,370

Gross profit	8,062	15,135	32,203	38,728

Selling, general and administrative expense	7,497	7,643	20,554	20,378
Slot rent expense	—	94	—	1,149
Research and development	2,003	1,492	5,738	4,520
Depreciation and amortization	865	1,985	3,318	7,160
Net gain on disposition of non-core assets	—	—	(2,536)	—
Gain on sale of core intellectual property	(2,500)	—	(2,500)	—

	7,865	11,214	24,574	33,207

Operating income	197	3,921	7,629	5,521

Interest expense	(2,180)	(2,398)	(6,768)	(7,320)
Other income, net	—	66	—	95

Income (loss) before income tax provision	(1,983)	1,589	861	(1,704)

Income tax provision	—	—	—	(9)

Net income (loss)	$(1,983)	$1,589	$861	$(1,713)

Weighted average common shares:
Basic	24,507	21,830	23,370	21,779

Diluted	24,507	22,006	26,162	21,779

Earnings (loss) per share:
Basic	$(0.08)	$0.07	$0.04	$(0.08)

Diluted	$(0.08)	$0.07	$0.03	$(0.08)

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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)—(Continued)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2005	2004
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$4,337	$4,076

Federal and state income taxes	$154	$22

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (As Amended)
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (As Amended)
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (As Amended)
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
Revenue Recognition. The Company recognizes revenue as follows:
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (As Amended)
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (As Amended)
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
Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2005, the Company determined that a transaction related to the licensing of core intellectual property should be reclassified from revenues to a separate line titled “Gain on sale of core intellectual property” included in operating income as more fully described in Footnote 13 in the accompanying notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (As Amended)
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
     The net carrying value of goodwill and other intangible assets as of September 30, 2005 is comprised of the following:

	Net Amount Allocated by Segment
	Slot and
	Table
(Amounts in thousands)	Games	Systems	Corporate	Total
Goodwill	$2,470	$3,078	—	$5,548
Perpetual license	50,532	—	—	50,532
Definite life intangible assets (see detail below)	1,971	101	1,670	3,742

Total	$54,973	$3,179	$1,670	$59,822

     The net carrying value of goodwill ($5.5 million) as of September 30, 2005, is included in the geographic operations of North America ($2.4 million) and Australia / Asia ($3.1 million).

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (As Amended)
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (As Amended)
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (As Amended)
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
     Business segment information for the three and nine months ended September 30, 2005 and 2004 consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(Amounts in thousands)	As		As
Business Unit Segments	Amended		Amended
Revenues:
Slot and table games	$7,189	$12,631	$25,282	$29,803
Interior signage	—	4,894	5,252	15,484
Systems	9,648	8,155	28,502	24,811

Total	$16,837	$25,680	$59,036	$70,098

Operating income/(loss):
Slot and table games	$253	$3,438	$4,694	$3,574
Interior signage	—	204	2	604
Systems	(56)	279	2,933	1,343

Total	$197	$3,921	$7,629	$5,521

Depreciation and amortization
Slot and table games	$669	$1,591	$2,489	$5,874
Interior signage	—	187	322	590
Systems	196	207	507	696

Total	$865	$1,985	$3,318	$7,160

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (As Amended)
     The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and nine months ended September 30, 2005 and 2004 consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(Amounts in thousands)	As		As
Geographic Operations	Amended		Amended
Revenues:
North America	$12,125	$22,239	$47,726	$60,291
Australia / Asia	1,095	1,317	4,887	3,555
Europe	3,617	2,124	6,423	6,252

Total	$16,837	$25,680	$59,036	$70,098

Operating income (loss):
North America	$(1,288)	$3,747	$5,411	$5,768
Australia / Asia	236	253	2,017	(106)
Europe	1,249	(79)	201	(141)

Total	$197	$3,921	$7,629	$5,521

Depreciation and amortization
North America	$784	$1,933	$3,060	$7,011
Australia / Asia	51	19	158	50
Europe	30	33	100	99

Total	$865	$1,985	$3,318	$7,160

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (As amended)
12. GUARANTOR FINANCIAL STATEMENTS
     The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2005
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
ASSETS
Current assets:
Cash	$4,412	$—	$3,738	$—	$8,150
Accounts and contract sales receivable, net	10,094	7,920	3,627	—	21,641
Inventories, net	6,042	4,032	1,173	—	11,247
Other current assets	14,038	609	409	—	15,056

Total current assets	34,586	12,561	8,947	—	56,094

Property and equipment, net	2,989	16	511	—	3,516
Goodwill and intangible assets	53,228	3,415	3,179	—	59,822
Investments in subsidiaries	24,308	—	—	(24,308)	—
Other assets	6,968	667	(22)	—	7,613

Total assets	$122,079	$16,659	$12,615	$(24,308)	$127,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$30,355	$(6,336)	$2,196	$—	$26,215
Intercompany transactions	(9,104)	—	9,104	—	—

Total current liabilities	21,251	(6,336)	11,300	—	26,215

Long-term debt, net	63,491	—	30	—	63,521
Other liabilities, long term	62	—	—	—	62
Deferred tax liability	16,114	—	—	—	16,114

Stockholders’ equity	21,161	22,995	1,285	(24,308)	21,133

Total liabilities and stockholders’ equity	$122,079	$16,659	$12,615	$(24,308)	$127,045

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2004
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
ASSETS
Current assets:
Cash	$7,532	$1	$4,772	$—	$12,305
Accounts and contract sales receivable, net	12,126	2,259	2,377	—	16,762
Inventories, net	5,710	2,676	1,890	—	10,276
Intercompany transactions	5,624	3,034	—	(8,658)	—
Other current assets	2,536	3,081	268	—	5,885

Total current assets	33,528	11,051	9,307	(8,658)	45,228

Property and equipment, net	4,498	4,847	630	—	9,975
Goodwill and intangible assets	51,294	5,329	390	—	57,013
Investments in subsidiaries	14,764	—	—	(14,764)	—
Other assets	5,032	272	—	—	5,304

Total assets	$109,116	$21,499	$10,327	$(23,422)	$117,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$19,695	$4,463	$1,867	$—	$26,025
Intercompany transactions	—	—	8,658	(8,658)	—

Total current liabilities	19,695	4,463	10,525	(8,658)	26,025

Long-term debt, net	63,108	—	62	—	63,170
Other liabilities, long term	1,970	—	—	—	1,970
Deferred tax liability	14,102	2,012	—	—	16,114

Stockholders’ equity	10,241	15,024	(260)	(14,764)	10,241

Total liabilities and stockholders’ equity	$109,116	$21,499	$10,327	$(23,422)	$117,520

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (As amended)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2005 (As amended)
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
Revenues	$7,743	$4,383	$4,711	$—	$16,837
Cost of sales	4,144	2,881	1,750	—	8,775
Selling, general and admin expenses	8,457	434	1,474	—	10,365
Net gain on disposition of non-core assets	—	—	—	—	—
Gain on sale of core intellectual property	—	(2,500)	—	—	(2,500)

Operating income (loss)	(4,858)	3,568	1,487		197

Equity in earnings of subsidiaries	5,053	—	—	(5,053)	—
Interest expense	(2,178)	—	(2)	—	(2,180)
Other income (expense), net	—	—	—	—	—

Income (loss) before income tax provision	(1,983)	3,568	1,485	(5,053)	(1,983)

Income tax provision	—	—	—	—	—

Net income (loss)	$(1,983)	$3,568	$1,485	$(5,053)	$(1,983)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2004
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
Revenues	$13,454	$9,191	$3,441	$(406)	$25,680
Cost of sales	6,251	2,620	2,080	(406)	10,545
Selling, general and admin expenses	7,467	2,560	1,187	—	11,214

Operating income (loss)	(264)	4,011	174	—	3,921

Equity in earnings of subsidiaries	4,243	—	—	(4,243)	—
Interest expense	(2,389)	(6)	(3)	—	(2,398)
Other income (expense), net	(1)	1	66	—	66

Income (loss) before income tax provision	1,589	4,006	237	(4,243)	1,589

Income tax provision	—	—	—	—	—

Net income (loss)	$1,589	$4,006	$237	$(4,243)	$1,589

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (As amended)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2005 (As amended)
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
Revenues	$41,974	$9,945	$7,117	$—	$59,036
Cost of sales	10,354	10,328	6,151	—	26,833
Selling, general and admin expenses	24,145	2,552	2,913	—	29,610
Net gain on disposition of non-core assets	(2,536)	—	—	—	(2,536)
Gain on sale of core intellectual property	—	(2,500)	—	—	(2,500)

Operating income	10,011	(435)	(1,947)	—	7,629

Equity in earnings of subsidiaries	(2,384)	—	—	2,384	—
Interest expense	(6,766)	—	(2)	—	(6,768)
Other income (expense), net	—	—	—	—	—

Income (loss) before income tax provision	861	(435)	(1,949)	2,384	861

Income tax provision	—	—	—	—	—

Net income (loss)	$861	$(435)	$(1,949)	$2,384	$861

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2004
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
Revenues	$42,198	$19,614	$9,807	$(1,521)	$70,098
Cost of sales	18,972	7,444	6,475	(1,521)	31,370
Selling, general and admin expenses	19,325	9,738	3,580	—	32,643
Other expense / asset write-down	564	—	—	—	564

Operating income (loss)	3,337	2,432	(248)	—	5,521

Equity in earnings of subsidiaries	2,262	—	—	(2,262)	—
Interest expense	(7,277)	(33)	(10)	—	(7,320)
Other income (expense), net	(26)	52	69	—	95

Income (loss) before income tax provision	(1,704)	2,451	(189)	(2,262)	(1,704)

Income tax provision	(9)	—	—	—	(9)

Net income (loss)	$(1,713)	$2,451	$(189)	$(2,262)	$(1,713)

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (As Amended)
13. FINANCIAL STATEMENT AMENDMENT
     During the third quarter of 2005, the Company completed a strategic licensing transaction, whereby the Company sold the remaining rights to certain intellectual property but retained a non-exclusive license in the intellectual property for use in its operations. Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2005, the Company reclassified this transaction from revenues to a separate line titled “Gain on sale of core intellectual property” included in operating income.
     A summary of the significant effects of the amendment is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As Previously		As Previously
(Amounts in thousands, except per share amounts)	Reported	As Amended	Reported	As Amended
Revenues:
Slot and table games	$9,689	$7,189	$27,782	$25,282
Total revenues	19,337	16,837	61,536	59,036

Gross profit	10,562	8,062	34,703	32,203

Gain on sale of core intellectual property	—	(2,500)	—	(2,500)

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
Item 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE
     The disclosure in this Item 2 of this Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements sometimes include the words “may,” “will,” “estimate,” “intend,” “continue,” “expect,” or “anticipate,” and other similar words. Statements expressing expectations regarding our future (including pending gaming and patent approvals) and projections relating to products, sales, revenues and earnings are typical of such statements.
     All forward-looking statements, although reasonable and made in good faith, are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of the Company’s new products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of privileged operating licenses by governmental authorities, competitive pressures and general economic conditions, the Company’s financial condition and debt service obligations. These and other factors that may affect our results are discussed more fully in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q/A.
     Forward-looking statements speak only as of the date they are made. Readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and are urged to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See particularly our reports on Forms 10-K, 10-Q, 8-K, and amendment to those reports filed from time to time with the Securities and Exchange Commission.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2005 and 2004
Revenues and cost of revenues:

	2005	2004
	As
(in thousands)	Amended
Revenues
Slot and table games	$7,189	$12,631
Interior signage	—	4,894
Systems	9,648	8,155

Total revenues	$16,837	$25,680

Cost of revenues:
Slot and table games	$3,563	$3,354
Interior signage	—	2,886
Systems	5,212	4,305

Total cost of revenues	$8,775	$10,545

Gross profit	$8,062	$15,135

     Slot and table games. Slot and table games revenues consist of: (i) lease fees, route income and royalties we receive from casinos who install our proprietary games, (ii) license fees we receive from third party manufacturers and distributors who incorporate our proprietary games and technology into their products.
     Revenues from our slot and table games business decreased $5.4 million during the third quarter of 2005 as compared to the third quarter of 2004. Periodic fees from licensing intellectual property and slot content were $2.2 million during the third quarter of 2005, a decrease of $3.3 million from the 2004 period. Slot and table games revenues also declined due to a reduction in the installed base of table games and legacy slot games under daily fee management. The win per day (“WPD”) for slots was approximately $21, while the WPD for tables declined to approximately $36 as a result of the mix of our new Texas Hold’em Bonus™ table game becoming a larger percentage of the installed base.
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

Condensed Statement of Operations

	2005	2004
	As
(Amounts in thousands, except per share amounts)	Amended
Total revenue	$16,837	$25,680
Cost of revenue	8,775	10,545

Gross profit	8,062	15,135

SG&A expense	7,497	7,643
Slot rent expense	—	94
R&D expense	2,003	1,492
Depreciation and amortization	865	1,985
Gain on sale of core intellectual property	(2,500)	—

Income from operations	197	3,921

Interest expense	(2,180)	(2,398)
Other income, net	—	66

Income (loss) before income tax provision	(2,180)	1,589
Income tax provision	—	—

Net income (loss)	$(1,983)	$1,589

Net income (loss) per fully-diluted share	$(0.08)	$0.07

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

Nine Months Ended September 30, 2005 and 2004
Revenues and cost of revenues:

	2005	2004
	As
(Amounts in thousands)	Amended
Revenues
Slot and table games	$25,282	$29,803
Interior signage	5,252	15,484
Systems	28,502	24,811

Total revenues	$59,036	$70,098

Cost of revenues:
Slot and table games	$9,578	$8,504
Interior signage	3,832	9,186
Systems	13,423	13,680

Total cost of revenues	$26,833	$31,370

Gross profit	$32,203	$38,728

     Slot and table games. During the nine months ended September 30, 2005, our slot and table revenues were $25.3 million, representing a decrease of $4.5 million from the same period in 2004. Periodic fees from licensing intellectual property and slot content were $8.3 million during the nine months ended September 30, 2005, an increase of $1.5 million over the 2004 period. This increase was partially offset by decreases in slot and table games revenues resulting from a reduction in the installed base of table games and legacy slot games under daily fee arrangements, and lower WPD for tables due to the mix of our new Texas Hold’em Bonus™ table game becoming a larger percentage of the installed base.
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
     Gross margins. Our gross margins were 55% for the nine months ended September 30, 2005 compared to 55% in the prior year period. We expect our margins to increase as we further transition our business model from lower margin manufacturing to high margin software and content.

Condensed Statement of Operations

	2005	2004
	As
(Amounts in thousands, except per share amounts)	Amended
Total revenue	$59,036	$70,098
Cost of revenue	26,833	31,370

Gross profit	32,203	38,728

SG&A expense	20,554	20,378
Slot rent expense	—	1,149
R&D expense	5,738	4,520
Depreciation and amortization	3,318	7,160
Net gain on disposition of non-core assets	(2,536)	—
Gain on sale of core intellectual property	(2,500)	—

Income from operations	7,629	5,521

Interest expense	(6,768)	(7,320)
Other income, net	—	95

Income (loss) before income tax provision	861	(1,704)
Income tax provision	—	(9)

Net income (loss)	$861	$(1,713)

Net income (loss) per fully-diluted share	$0.03	$(0.08)

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
     Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2005, the Company determined that a transaction related to the licensing of core intellectual property should be reclassified from revenues to a separate line titled “Gain on sale of core intellectual property” included in operating income as more fully described in Footnote 13 in the accompanying notes to consolidated financial statements.
Item 4. — CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. These disclosure controls and procedures are designed and maintained by or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, as required by the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures in effect as of the end of the period covered by this report as originally filed on November 9, 2005, the Chief Executive and Chief Financial Officers initially determined that the disclosure controls and procedures were effective to ensure that the company was able to collect, process and disclose the information required in the reports the Company filed with the SEC. The Chief Executive and Chief Financial Officers reviewed the effectiveness of the Company’s disclosure controls and procedures in connection with the preparation of the Company’s financial statements for the year ended December 31, 2005 and based on this subsequent evaluation believe the disclosure controls and procedures as of the end of the period covered by this report were not effective, due to the material weakness disclosed below.
The following material weakness has been identified as of December 31, 2005:
The Company had three significant non-routine complex transactions, whereby the Company did not properly document and support its initial analysis of the terms and conditions of these agreements to ensure proper revenue recognition and classification. Further analysis resulted in a deferral of revenue for two of the transactions which occurred in the fourth quarter, and the filing of this amendment of the Company’s Form 10-Q for the quarter ended September 30, 2005 to reclassify amounts received from a strategic licensing transaction from revenues to a separate line item included in operating income. See Note 13 to the financial statements included in this Form 10-Q/A for further information.
Due to this material weakness, in preparing our financial statements for this amendment on Form 10-Q/A and in preparing our financial statements for the year ended December 31, 2005, we performed additional analysis and other post-closing procedures related to our revenue recognition documentation and classification for non-routine complex transactions to reasonably assure that such financial statements were stated fairly in all material respects in accordance with US generally accepted accounting principles.
Subsequent to December 31, 2005, we have taken the following steps to improve our internal control over documentation and classification of revenues related to non-routine transactions.

➢	Improved the documentation process for non-routine complex transactions

➢	Improved the procedures related to non-routine complex transactions to ensure proper classification in the financial statements.
     During the quarter ended September 30, 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s financial reporting.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
PART II — OTHER INFORMATION
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION, Registrant

By:	/s/ Michael A. Sicuro
Michael A. Sicuro
Executive Vice President, Treasurer and
Chief Financial Officer (on behalf of the
Registrant and as principal financial officer)
April 4, 2006