Form 10-Q
period 2006-03-31
PROGRESSIVE GAMING INTERNATIONAL CORP
filed 2006-06-20
CIK 912241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2006

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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

34,465,616	as of	June 13, 2006

(Amount Outstanding)		(Date)

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
PART I — FINANCIAL INFORMATION
Item 1. — Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
(Amounts in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,380	$14,081
Accounts receivable, net of allowance for doubtful accounts of $ $986 and $805	12,226	12,919
Contract sales receivable, net of allowance for doubtful accounts of $1,529 and $1,529	11,238	13,170
Inventories, net of reserves of $1,019 and $1,157	10,490	10,534
Prepaid expenses	4,507	3,582

Total current assets	44,841	54,286

Contract sales and notes receivable	38	89

Property and equipment, net	4,176	4,417
Intangible assets, net	60,764	61,951
Goodwill	57,832	57,173
Other assets	8,338	7,930

Total assets	$175,989	$185,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,855	$7,681
Customer deposits	1,095	1,224
Current portion of long-term debt and notes payable	296	287
Accrued liabilities	4,856	5,552
Deferred revenues and license fees	5,207	7,620

Total current liabilities	18,309	22,364

Long-term debt and notes payable, net of unamortized discount of $862 and $954	44,149	44,071
Other long-term liabilities	86	—
Deferred tax liability	14,903	14,856

Total liabilities	77,447	81,291

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized 34,403,276 and 34,355,943 shares issued and outstanding	3,440	3,436
Additional paid-in capital	219,681	217,075
Other comprehensive loss	(518)	(744)
Accumulated deficit	(122,735)	(113,886)

Subtotal	99,868	105,881
Less treasury stock, 254,174 and 254,174 shares, at cost	(1,326)	(1,326)

Total stockholders’ equity	98,542	104,555

Total liabilities and stockholders’ equity	$175,989	$185,846

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share amounts)	2006	2005
Revenues:
Slot and table games	$3,392	$9,978
Interior signage	—	4,516
Systems	13,535	8,414

Total revenues	16,927	22,908

Cost of revenues:
Slot and table games	3,169	3,440
Interior signage	—	2,819
Systems	4,194	4,082

Total cost of revenues	7,363	10,341

Gross profit	9,564	12,567

Selling, general and administrative expense	11,474	5,991
Research and development	3,203	1,767
Depreciation and amortization	2,203	1,548

	16,880	9,306

Operating income (loss)	(7,316)	3,261

Interest expense, net	(1,533)	(2,304)

Income (loss) before income tax provision	(8,849)	957

Income tax provision	—	—

Net income (loss)	$(8,849)	$957

Weighted average common shares:
Basic	34,387	22,567

Diluted	34,387	25,491

Basic and diluted earnings (loss) per share	$(0.26)	$0.04

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2006	2005
Net income (loss)	$(8,849)	$957

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	226	(405)

Comprehensive income (loss)	$(8,623)	$552

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2006	2005
Cash flows from operating activities:
Net income (loss)	$(8,849)	$957
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	447	1,145
Amortization	1,756	403
Provision for (recovery of) bad debts	18	(131)
Provision for obsolete and excess inventory	55	132
Amortization of debt discount and debt issue costs	213	362
Net loss on disposition of property and equipment	11	20
Stock based compensation	2,686	134

Changes in assets and liabilities:
Accounts receivable	687	61
Notes and installment sales receivable	1,932	(2,395)
Inventories	12	(2,027)
Prepaid expenses and other assets	597	(2,293)
Trade accounts payable	(835)	332
Accrued expenses	(693)	(17)
Customer deposits, deferred revenue and other liabilities	(2,456)	(1,158)

Net cash used in operating activities	(4,419)	(4,475)

Cash flows from investing activities:
Purchase of property and equipment	(236)	(186)
Purchase of inventory leased to others	—	(170)
Purchase of business operations	(2,489)	—
Increase in intangible assets	(465)	(3,164)

Net cash used in investing activities	(3,190)	(3,520)

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	—	(10)
Principal payments on capital leases	(5)	(34)
Residual costs of equity offering	(130)	—
Proceeds from issuance of common stock	54	2,286

Net cash provided by (used in) financing activities	(81)	2,242

Effect of exchange rate changes on cash and cash equivalents	(11)	—

Decrease in cash and cash equivalents	(7,701)	(5,753)

Cash and cash equivalents, beginning of period	14,081	12,305

Cash and cash equivalents, end of period	$6,380	$6,552

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$—	$61

Federal and state income taxes	$23	$40

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. GENERAL
     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at March 31, 2006, and the results of its operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.
     Certain items reported in the prior year have been reclassified to follow the Company’s current reporting practice. Additionally, all intercompany activities have been eliminated.
     Amounts disclosed in the accompanying footnote tables are shown in thousands except per share amounts, while amounts included in text are disclosed in actual amounts.
2. ACQUISITIONS / DIVESTITURES
          In April 2006, the Company completed its purchase of a minority investment in Magellan Technology Pty, Ltd. of Australia. This investment will be accounted for on the cost method, and will be periodically reviewed for impairment.
3. SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation. The consolidated financial statements include the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated.
     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and temporary investments with high quality institutions. At March 31, 2006, the Company had deposits with high quality institutions in excess of FDIC insured limits by approximately $6.2 million. The Company performs periodic evaluations of the relative credit standing of these financial institutions.
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
     Intangible Assets. Intangible assets consist of patent and trademark rights, goodwill, intellectual property rights, covenants not to compete, software costs, license fees and perpetual license. They are recorded at cost and are amortized, except goodwill and perpetual license, on a straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 5 to 40 years.
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
     Other Assets. Other long term assets represent primarily prepaid content development costs, unamortized loan fees related to the Senior Secured Notes, minority investments, and security deposits for building and equipment leases and other services.
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
     Nonmonetary Exchanges. The Company adopted Statement of Financial Accounting Standards No. 153 “Exchanges of Non-Monetary Assets” (“FASB 153”) for the quarter ended September 30, 2005. FASB 153 addresses the measurement for the exchange of non-monetary assets. FASB 153 requires that exchanges be recorded at fair value provided that fair value is determinable and other qualifying criteria are met as described in the standard. If fair value is not determinable or if the other qualifying criteria are not met, the exchange is recorded at cost.
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
     Postcontract Customer Support and Training. Maintenance and support for all of the Company’s products are sold under agreements with established vendor-specific objective evidence of fair value in accordance with the applicable accounting literature. These contracts are generally for a period of three years and revenue is recognized ratably over the contract service period. Further training is also sold under agreements with established vendor-specific objective evidence of price, which is based on daily rates and is recognized upon delivery. When sufficient vendor-specific objective evidence does not exist, revenue from the entire transaction is deferred and amortized over the term of the contract.
     License Arrangements. A significant portion of the Company’s revenues are generated from the license of intellectual property, software and game content. These licenses are sold on a stand-alone basis or in multiple element arrangements. Revenue is recognized from these transactions in accordance with the applicable accounting literature. Revenues under perpetual license arrangements are generally recognized when the license is delivered. Revenues under fixed term arrangements are generally recognized over the term of the arrangement or in a manner consistent with the earnings process. For arrangements with multiple deliverables, revenue is generally recognized as the elements are delivered so long as the undelivered elements have established fair values and vendor-specific objective evidence as required in the applicable accounting literature.
     Interior Signage. Product sales are executed by a signed contract or customer purchase order. Revenue is recognized when the completed product is delivered. If the agreement calls for the Company to perform an installation after delivery, revenue related to the installation is recognized when the installation has been completed and accepted by the customer.
     Certain of the Company’s revenue arrangements are considered nonmonetary exchanges under SFAS No. 153, “Exchanges of Nonmonetary Assets”. Such transactions are generally accounted for at fair value. If fair value is not determinable or if other qualifying criteria are not met, the exchange is recorded at cost.
     Stock-Based Compensation. On January 1, 2006, PGIC adopted the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Under APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Equity Instruments Issued to Consultants and Vendors. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18- Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 — Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The value of all equity instruments issued to consultants and vendors has been fully amortized as of 3/31/06. The number of uncancelled options issued to consultants at March 31, 2006, was approximately 55,000.
     In addition, the Company has received from Hasbro and Ripley licensing rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Monopoly ® , Trivial Pursuit ® and Ripley’s — Believe It or Not! ® . In exchange for these license agreements, the Company granted Hasbro and Ripley warrants to purchase shares of the Company’s common stock for each license. At March 31, 2006, the number of uncancelled warrants issued in exchange for license agreements was approximately 347,500.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Software Development Capitalization. The Company previously capitalized costs related to the development of certain software products that meet the criteria under SFAS No. 86 — Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company no longer capitalizes these costs and did not capitalize any costs during the three months ended March 31, 2006 or 2005.
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
     Guarantees. In November 2002, the FASB issued FIN No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34 — which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant or contingent liabilities of the indebtedness of others.
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
4. RECEIVABLES AND INVENTORY
     The following provides additional disclosure for selected balance sheet accounts:
     Accounts receivable and contract sales receivable at March 31, 2006 and December 31, 2005 consist of the following:

	March 31,	December 31,
	2006	2005
(Amounts in thousands)	(Unaudited)
Accounts receivable:
Trade receivables	$12,804	$12,874
Other	408	850

	13,212	13,724
Less: allowance for bad debts	(986)	(805)

	$12,226	$12,919

Contract sales and notes receivable:
Contract sales and notes receivable	$12,805	$14,788
Less: allowance for bad debts	(1,529)	(1,529)

	$11,276	$13,259

Current portion of contract sales and notes receivable	$11,238	$13,170

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Inventories at March 31, 2006 and December 31, 2005 consist of the following:

	March 31,	December 31,
	2006	2005
(Amounts in thousands)	(Unaudited)
Inventories:
Raw materials	$5,693	$7,384
Finished goods	5,776	4,303
Work-in-progress	40	4

Subtotal	11,509	11,691
Reserve for obsolete and excess inventory	(1,019)	(1,157)

Total	$10,490	$10,534

5. GOODWILL AND OTHER INTANGIBLE ASSETS
     In accordance with SFAS No. 142 and SFAS No. 144, the Company performs an impairment analysis on all of its long-lived and intangible assets on an annual basis and in certain other circumstances. For indefinite lived assets including perpetual licenses and goodwill, an independent valuation is performed annually to determine if any impairment has occurred.
     The net carrying value of goodwill and other intangible assets by segment as of March 31, 2006 is comprised of the following:

	Net Amount Allocated by Segment
	Slot and
	Table
(Amounts in thousands)	Games	Systems	Corporate	Total
Goodwill	$14,838	$42,994	$—	$57,832
Indefinite life intangible asset (perpetual license)	31,276	—	—	31,276
Definite life intangible assets (see detail below)	4,171	22,387	2,930	29,488

Total	$50,285	$65,381	$2,930	$118,596

     The net carrying value of goodwill ($57.8 million) as of March 31, 2006, is included in the geographic operations of North America ($32.9 million), Europe ($22.2 million), and Australia / Asia ($2.7 million).
     Definite life intangible assets as of March 31, 2006, subject to amortization, are comprised of the following:

	Gross Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patent and trademark rights	$16,176	$(9,724)	$6,452
Software and content development costs	928	(700)	228
Licensed technology	3,940	(269)	3,671
Core technology and other proprietary rights	20,990	(1,853)	19,137

Total	$42,034	$(12,546)	$29,488

     Amortization expense for definite life intangible assets was approximately $1.8 million compared to $0.4 million for the three months ended March 31, 2006 and 2005, respectively.
6. LONG-TERM DEBT AND SHORT-TERM BORROWINGS
     In December 2005, the Company retired $20.0 million of its Senior Secured Notes (“Notes”) and incurred a loss for the early retirement of debt, totaling approximately $3.0 million. The loss included a charge of approximately $1.2 million for the premium paid on the repurchase of the Notes and non-cash charges to write-off approximately $1.8 million representing the unamortized bond issue costs and unamortized discount on the Notes retired.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
     In August 2004, the Company signed a license and development agreement with International Game Technology (“IGT”) to license segments of its patent portfolio of technology and to develop video slot games based on its content, for a term continuing until the last to expire of the patent rights under the agreement. The new games are to be developed on IGT’s game platform and distributed by the Company. Pursuant to this agreement, IGT also licensed aspects of its intellectual property to the Company for its games, and the Company is committed to purchase from IGT a minimum of 600 slot machines carrying PGIC’s game content on them over the life of the agreement. The Company will be required to fund the purchase of the slot machines through a daily fee arrangement whereby IGT will receive an amount equal to 25% of the Company’s gross revenue derived from the slot machines, with a minimum of $12.50 per day per machine, as defined in the agreement.
8. EARNINGS (LOSS) PER SHARE
     The following table provides a reconciliation of basic and diluted earnings (loss) per share:

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended March 31, 2006:
Net loss	$(8,849)	$(8,849)

Weighted average shares	34,387	34,387

Per share amount	$(0.26)	$(0.26)

For the three months ended March 31, 2005:
Net income	$957	$957

Weighted average shares	22,567	25,491

Per share amount	$0.04	$0.04

     Dilutive stock options and warrants of approximately 0.7 million for the three months ended March 31, 2006 have not been included in the computation of diluted net loss per share as their effect would be antidilutive.
9. RELATED PARTY TRANSACTIONS
     On May 2, 2005, the Company sold substantially all the assets of its sign and graphics manufacturing business to a third party, retaining approximately 1% equity interest. The Company and Mikohn Signs and Graphics, LLC (“MSG”), signed a Transition Services Agreement and a Manufacturer’s Supply Agreement upon completion of the transaction.
     The Transition Services Agreement had a term of six months ending on November 2, 2005 that required certain services to be performed by both parties during the separation. The Company was obligated to provide administrative support, customer service and compliance assistance, whereas MSG was obligated to provide electronic assembly and warehousing services during the term of the agreement.
     Both parties entered into a three year Manufacturer’s Supply Agreement at the close of the transaction, whereby MSG would purchase electronics from the Company at its standard OEM pricing. For the three months ended March 31, 2006, MSG purchased approximately $0.2 million in electronic displays and related products from the Company.
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
     From time to time, the Company purchases signage and sign related products from MSG in conjunction with its progressive jackpot systems. During the three months ended March 31, 2006, the Company purchased approximately $0.4 million of products from MSG.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. SUBSEQUENT EVENTS
     On April 20, 2006, the Company completed the first of two expected phases of securing a credit facility for completion of its minority investment in Magellan Technology Pty., Ltd., and for general working capital purposes. The first phase included an arrangement for a $10 million senior secured term loan due April 19, 2007. Outstanding principal under the facility bears interest at the prime rate of interest (currently 8.0%) plus 2.25%. Underwriting fees related to the facility equaled 3.5% of the total principal and warrants to purchase 200,000 shares of the Company’s common stock. The terms of the new facility require the Company to comply with certain financial covenants covering senior debt leverage ratio, total debt leverage ratio, minimum EBITDA, minimum cash and certain negative covenants.
     The Company filed suit against Charles H. McCrea, Jr. on March 13, 2003 in State District Court, Clark County, Nevada to cause Mr. McCrea to repay a loan he received from the Company that had come due, including interest. Mr. McCrea counterclaimed on April 7, 2003, seeking damages in excess of $1,000,000 and the reinstatement of 265,000 incentive stock options. A portion of this matter proceeded to arbitration in 2006, and in an award dated April 26, 2006, Mr. McCrea was awarded nothing on his claims. The Company expects that the portion of the matter arbitrated will be resolved with the payment of the approximate amount of $15,000 in arbitration costs. Another portion of this matter proceeded to a jury trial which concluded on March 28, 2006. In this jury trial, the Company was awarded the payment of a loan by McCrea of approximately $176,000, and Mr. McCrea was awarded a non-punitive judgment of approximately $750,000. This portion of the matter has been resolved by a settlement between the parties. The Company does not expect to incur any material costs for the net effect of this outcome as its insurance policies are believed to be sufficient to cover the expense.
     On June 15, 2006, the Company announced that Michael A. Sicuro, Executive Vice President, Chief Financial Officer, Secretary and Treasurer resigned for personal reasons and to pursue other interests. In connection with Mr. Sicuro’s resignation, the Company entered into a severance agreement, which provides for salary continuation over a two year period as well as other benefits. In addition, the vesting provisions of Mr. Sicuro’s stock options and restricted stock will be modified.
11. SEGMENT REPORTING
     The Company’s business consists of two reportable segments: (i) slot and table games, and (ii) systems. The slot and table games business segment includes the development, licensing and distribution of proprietary slot and table games. Revenues are derived from leases, revenue sharing arrangements, royalty and license fee arrangements with casinos and gaming suppliers. The systems business segment sells or leases electronic player tracking and slot machine and table game monitoring systems and electronic components used in progressive jackpot systems, and gaming machines. The accounting policies of the segments are the same as those described in Note 3 above. All inter-segment transactions have been eliminated.
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Business segment information for the three months ended March 31, 2006 and 2005 consists of:

	Three Months Ended
	March 31,
(Amounts in thousands)
Business Unit Segments	2006	2005
Revenues:
Slot and table games	$3,392	$9,978
Interior signage	—	4,516
Systems	13,535	8,414

Total	$16,927	$22,908

Operating income/(loss):
Slot and table games	$(507)	$3,654
Interior signage	—	537
Systems	6,635	3,352
Corporate	(13,444)	(4,282)

Total	$(7,316)	$3,261

Depreciation and amortization
Slot and table games	$564	$1,021
Interior signage	—	84
Systems	1,008	2
Corporate	631	441

Total	$2,203	$1,548

     The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three months ended March 31, 2006 and 2005 consists of:

	Three Months Ended
	March 31,
(Amounts in thousands)
Geographic Operations	2006	2005
Revenues:
North America	$13,567	$20,503
Australia / Asia	1,007	821
Europe	2,353	1,584

Total	$16,927	$22,908

Operating income (loss):
North America	$(6,073)	$3,769
Australia / Asia	(124)	66
Europe	(1,119)	(574)

Total	$(7,316)	$3,261

Depreciation and amortization
North America	$1,586	$1,455
Australia / Asia	77	56
Europe	540	37

Total	$2,203	$1,548

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. GUARANTOR FINANCIAL STATEMENTS
     The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2006
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,161	$—	$3,219	$—	$6,380
Accounts receivable, net	9,396	543	2,287	—	12,226
Inventories, net	6,146	3,204	1,140	—	10,490
Other current assets	4,511	9,255	1,979	—	15,745

Total current assets	23,214	13,002	8,625	—	44,841

Property and equipment, net	2,902	605	669	—	4,176
Goodwill and intangible assets, net	51,763	31,557	35,276	—	118,596
Investments in and loans to subsidiaries	70,827	—	—	(70,827)	—
Contract sales and notes receivable	—	38	—	—	38
Other assets	6,359	1,979	—	—	8,338

Total assets	$155,065	$47,181	$44,570	$(70,827)	$175,989

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$12,188	$2,844	$3,277	$—	$18,309
Intercompany transactions	(8,126)	2,415	5,711	—	—

Total current liabilities	4,062	5,259	8,988	—	18,309

Long-term debt, net	44,138	—	11	—	44,149
Other liabilities, long term	86	—	22,504	(22,504)	86
Deferred tax liability	8,237	3,413	3,253	—	14,903

Stockholders’ equity (deficit)	98,542	38,509	9,814	(48,323)	98,542

Total liabilities and stockholders’ equity (deficit)	$155,065	$47,181	$44,570	$(70,827)	$175,989

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2005
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,387	$(117)	$1,811	$—	$14,081
Accounts receivable, net	9,311	1,047	2,561	—	12,919
Inventories, net	6,017	3,386	1,131	—	10,534
Other current assets	7,704	5,995	3,053	—	16,752

Total current assets	35,419	10,311	8,556	—	54,286

Property and equipment, net	3,437	287	693	—	4,417
Goodwill and intangible assets, net	51,976	32,098	35,050	—	119,124
Investments in and loans to subsidiaries	73,427	—	—	(73,427)	—
Contract sales and notes receivable	—	89	—	—	89
Other assets	7,809	144	(23)	—	7,930

Total assets	$172,068	$42,929	$44,276	$(73,427)	$185,846

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$15,731	$3,447	$3,186	$—	$22,364
Intercompany transactions	(499)	(9,080)	4,480	5,099	—

Total current liabilities	15,232	(5,633)	7,666	5,099	22,364

Long-term debt, net	44,045	—	26	—	44,071
Other liabilities, long term	—	—	22,307	(22,307)	—
Deferred tax liability	8,236	3,413	3,207	—	14,856

Stockholders’ equity (deficit)	104,555	45,149	11,070	(56,219)	104,555

Total liabilities and stockholders’ equity (deficit)	$172,068	$42,929	$44,276	$(73,427)	$185,846

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2006
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
Revenues	$12,570	$997	$3,360	$—	$16,927
Cost of sales	4,088	1,796	1,479	—	7,363
Other operating expenses	13,000	755	3,125	—	16,880

Operating loss	(4,518)	(1,554)	(1,244)	—	(7,316)

Equity in earnings (losses) of subsidiaries	(2,974)	—	—	2,974	—
Interest expense, net	1,357	(79)	255	—	1,533

Income (loss) before income tax provision	(8,849)	(1,475)	(1,499)	2,974	(8,849)

Income tax provision	—	—	—	—	—

Net income (loss)	$(8,849)	$(1,475)	$(1,499)	$2,974	$(8,849)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2005
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
Revenues	$14,940	$5,562	$2,406	$—	$22,908
Cost of sales	6,035	2,792	1,514	—	10,341
Other operating expenses	5,789	2,118	1,399	—	9,306

Operating income (loss)	3,116	652	(507)	—	3,261

Equity in earnings of subsidiaries	147	—	—	(147)	—
Interest expense, net	(2,306)	—	2	—	(2,304)

Income (loss) before income tax provision	957	652	(505)	(147)	957

Income tax provision	—	—	—	—	—

Net income (loss)	$957	$652	$(505)	$(147)	$957

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Three Months Ended March 31, 2006
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
Net cash provided by (used in) operating activities	$(6,564)	$172	$1,973	$—	$(4,419)

Cash flows from investing activities:
Purchase of property and equipment	(171)	(5)	(60)	—	(236)
Purchase of business operations	(2,000)	—	(489)	—	(2,489)
Increase in intangibles	(415)	(50)	—	—	(465)

Net cash used in investing activities	(2,586)	(55)	(549)	—	(3,190)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	—	—	(5)	—	(5)
Residual costs of equity offering	(130)	—	—	—	(130)
Proceeds from issuance of common stock	54	—	—	—	54

Net cash used in financing activities	(76)	—	(5)	—	(81)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	—	(11)
Increase (decrease) in cash and cash equivalents	(9,226)	117	1,408	—	(7,701)
Cash and cash equivalents, beginning of period	12,387	(117)	1,811	—	14,081

Cash and cash equivalents, end of period	$3,161	$—	$3,219	$—	$6,380

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Three Months Ended March 31, 2005
			Non-
		Guarantor	Guarantor	Elim-
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	inations	Consolidated
Net cash provided by (used in) operating activities	$(4,279)	$185	$(381)	$—	$(4,475)

Cash flows from investing activities:
Purchase of property and equipment	(63)	(15)	(108)	—	(186)
Purchase of inventory leased to others	—	(170)	—	—	(170)
Other	(429)	—	(2,735)	—	(3,164)

Net cash used in investing activities	(492)	(185)	(2,843)	—	(3,520)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(34)	—	(10)	—	(44)
Proceeds from issuance of common stock, net	2,286	—	—	—	2,286

Net cash provided by (used in) financing activities	2,252	—	(10)	—	2,242

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Decrease in cash and cash equivalents	(2,519)	—	(3,234)	—	(5,753)
Cash and cash equivalents, beginning of period	7,533	—	4,772	—	12,305

Cash and cash equivalents, end of period	$5,014	$—	$1,538	$—	$6,552

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. STOCK-BASED COMPENSATION
     At March 31, 2006, the Company has stock-based employee and director compensation plans, which are described below. On January 1, 2006, PGIC adopted the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The compensation cost charged against income for stock-based compensation was $2.7 million and $0 for the three months ended March 31, 2006 and 2005, respectively. No stock-based compensation cost was capitalized in inventory during the first quarter of fiscal 2006 because amounts would be de minimis. The Company adopted FAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The results for the prior periods have not been restated.
     As a result of adopting FAS 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the first quarter of fiscal 2006 is $2.3 million greater than if it had continued to account for share-based compensation under APB 25 as it did in the comparable prior year period. Basic and diluted loss per share for the quarter ended March 31, 2006 would have been $0.19 if the Company had not adopted FAS 123(R), compared to reported basic and diluted loss per share of $0.26. The adoption of FAS 123(R) had no effect on cash flow from operations or cash flow from financing activities for the three months ended March 31, 2006.
     FAS 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. Prior to the adoption of FAS 123(R), excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FAS 123(R) to stock-based compensation granted under the Company’s plans for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the fair value of the grants is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the vesting periods.

Three Months Ended
(Amounts in thousands, except per share amounts)	March 31, 2005
Net income, as reported	$957
Add: Stock-based compensation expense	—
Deduct: Total stock-based employee expense determined under fair value method	(447)

Pro forma net income	$510

Earnings per share:
As reported -
Basic and Diluted	$0.04
Pro forma -
Basic and Diluted	$0.02
     The Company recognizes share-based compensation expense for all service-based awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.
     For awards with service and market conditions and graded vesting that were granted prior to the adoption of FAS 123(R), the Company estimates the requisite service period and the number of shares expected to vest, and recognizes compensation expense for each tranche on a straight-line basis over the estimated requisite service period. Estimated requisite service periods for awards with market conditions are periodically reviewed, and are adjusted if the market conditions and other factors indicate that the award is likely to vest more quickly than previously estimated. Adjustments to compensation expense as a result of revising the estimated

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
requisite service period are recognized prospectively. Upon forfeiture of awards with market conditions, previously recognized compensation cost is reversed only if the forfeiture is a result of the employee’s failure to render the requisite service. Compensation expense is not reversed for awards that are forfeited solely because a market condition is not satisfied.
     Cash received during the three months ended March 31, 2006 and 2005 from option exercises under all share-based payment arrangements was $0.1 million and $1.0 million, respectively.
     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $4.18.
     As of March 31, 2006, there was $9.6 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted-average period of 3.07 years. The total fair value of options that vested during the three months ended March 31, 2006 and 2005 was $1.0 million and $1.0 million, respectively.
2005 Equity Incentive Plan
     The 2005 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to the Company’s employees, directors and consultants. Options issued under the plan are generally granted with an exercise price equal to the fair market value on the date of grant, become exercisable at the rate of 1/48th per month, and have a term of seven years. Restricted stock awards granted under the plan typically vest at the rate of one-third per year on each of the first through third anniversaries of the date of grant. The 2005 Equity Incentive Plan, which was adopted during 2005, is intended as the successor to the Company’s Stock Option Plan, Employee Stock Incentive Plan, and New Hire Equity Inventive Plan (the “predecessor plans”). The aggregate number of shares of the Company’s common stock that may be issued under the 2005 Equity Incentive Plan is 709,397, subject to certain increases from time to time as set forth in that plan.
     The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimates. The Company estimates the expected life of the award by taking into consideration the vesting period, contractual term, historical exercise data, expected volatility, blackout periods and other relevant factors. Volatility is estimated by evaluating the volatility implied by market prices of the Company’s exchange-traded financial instruments along with historical volatility data. The risk-free interest rate at the date of grant is based on U.S. Treasury constant maturity rates for a period approximating the expected life of the award. The Company historically has not paid dividends, nor does it expect to pay dividends in the foreseeable future, therefore the expected dividend rate is zero.
Option Valuation Assumptions

	Three months ended
	March 31,
	2006	2005
Expected volatility	60%	60%
Expected dividends	—%	—%
Expected term (in years)	4.5	6.0
Risk free rate	4.68%	4.02%

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     A summary of option activity under the 2005 Equity Incentive Plan and the predecessor plans as of March 31, 2006, and changes during the three months then ended is presented below:

	Three Months Ended March 31, 2006
			Wtd. Average
		Wtd. Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
(Option amounts in thousands)	Options	Price	Life (in years)	($000)
Outstanding at January 1, 2006	2,274	$7.55
Granted	451	7.69
Exercised	(14)	3.80
Forfeited or expired	(105)	7.58

Outstanding at March 31, 2006	2,606	$7.59	7.36	$5,160

Exercisable at March 31, 2006	805	$6.69	6.51	$2,316

     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $4.12 and $7.35, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0.1 million and $1.8 million, respectively.
     At March 31, 2006, the Company had outstanding restricted stock awards which were granted under the 2005 Equity Incentive Plan and the predecessor plans. Restricted stock awards granted under the 2005 Equity Incentive Plan typically vest ratably over a service period of three years, and compensation expense is based upon intrinsic value, calculated as the quoted market price of the Company’s stock on the grant date times the number of shares expected to vest. Restricted stock awards granted under the predecessor plans generally vest ratably over a period of three years, subject to the achievement of target market prices for the Company’s stock, and have a term of ten years. Compensation cost for these awards is based upon the number of shares expected to vest, times the quoted market price of the company’s stock on the accounting measurement date, which is typically the date on which both the service condition and target market price condition have been met.
     There were approximately 358,000 and 391,000 shares of nonvested restricted stock outstanding at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, there was a total of $2.2 million of unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair of restricted stock awards subject to service and market conditions that vested during the three months ended March 31, 2006 and 2005 was $0.3 million and $0.3 million, representing approximately 33,000 and 33,000 shares, respectively. No restricted stock awards subject solely to service conditions vested during the three months ended March 31, 2006 or 2005.
Director Stock Option Plan
     The Director Stock Option Plan provides for the grant of nonstatutory stock options to non-employee directors of the Company. Under this plan, each non-employee director receives each year, immediately following the Company’s annual meeting of stockholders, a ten year option (vesting as to 1/48 of the optioned shares, cumulatively, each month following the grant) to purchase at one hundred percent (100%) of the fair market value at the date of grant 15,000 shares of the Company’s common stock.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The fair value of each share-based award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the assumptions noted below. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimates. The Company estimates the expected life of the award by taking into consideration the vesting period, contractual term, historical exercise data, expected volatility, blackout periods and other relevant factors. Volatility is estimated by evaluating the volatility implied by market prices of the Company’s exchange-traded financial instruments along with historical volatility data. The risk-free interest rate at the date of grant is based on U.S. Treasury constant maturity rates for a period approximating the expected life of the award. Historically the Company has not paid dividends, nor does it expect to pay dividends in the foreseeable future. Valuation assumptions for grants during the three months ended March 31, 2006 were as follows: expected volatility of 60%, expected life of 4.5 years; risk-free interest rate at the date of grant of 4.47%, expected dividend yield of 0%. As no grants were made under the Director Stock Option Plan during the three months ended March 31, 2005, valuation assumptions for that period are not presented.
     A summary of option activity under the Director Stock Option Plan as of March 31, 2006, and changes during the three months then ended is presented below:

	Three Months Ended March 31, 2006
			Wtd. Average
		Wtd. Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
(Option amounts in thousands)	Options	Price	Life (in years)	($000)
Outstanding at January 1, 2006	357	$6.68
Granted	20	10.16
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2006	377	$6.86	6.14	$1,020

Exercisable at March 31, 2006	250	$5.58	5.32	$996

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
     All forward-looking statements, although reasonable and made in good faith, are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of our new products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of privileged operating licenses by governmental authorities, competitive pressures and general economic conditions, our financial condition, our debt service obligations, and our ability to secure future financing. These and other factors that may affect our results are discussed more fully in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
     Forward-looking statements speak only as of the date they are made. Readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and are urged to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See particularly our reports on Forms 10-K, 10-K/A, 10-Q, 10-Q/A, 8-K and 8-K/A filed from time to time with the Securities and Exchange Commission.
GENERAL INFORMATION
     We develop, acquire and distribute table and slot game content as well as software products to meet the needs of gaming operators worldwide. Our business consists of two reportable segments:
•	Table and Slot Games. Our table and slot games segment develops, acquires, licenses and distributes proprietary and non-proprietary branded and non-branded table and slot games. Our recurring slot and table revenues primarily consist of: (i) fixed periodic rental fees, (ii) periodic revenue share arrangements for a percentage of the “net win” (“net win” produced by a gaming device is defined as the gross revenue minus all jackpots, payouts and any approved claims) of the gaming devices for our more popular titles or (iii) periodic license fees for proprietary game content provided to third parties for use on their game hardware. Our non-recurring slot and table revenues primarily consist of (i) the sale of our game hardware, (ii) the perpetual license of our proprietary content, or (iii) license fees for the use of our game patents.

•	Systems. Our systems segment develops and sells management and progressive jackpot systems. These systems enable casinos to track the wagers placed by both table and slot players, accurately account for the performance of each table and slot game and implement progressive jackpots. Our sports wagering systems allow patrons to engage in sports wagering activities at the sports book and directly from a gaming machine or remote device. Systems revenues are primarily comprised of software, hardware and support services, which comprise both upfront payments as well as recurring fees.
     Previously, our interior signage segment manufactured and sold interior casino signage and related products. Effective May 2, 2005, we completed the sale of our interior sign division to MSG Acquisitions, LLC. Accordingly, no revenues and expenses related to signs, displays and slot glass are reflected in the results of operations subsequent to this date.
     Included in slot and table games and systems revenues are periodic license fees we receive for the license of intellectual property, software and content. Overall periodic license fees averaged approximately 35% of total revenues for the three months ended March 31, 2006.
     Amounts disclosed in the accompanying tables are shown in thousands except per share amounts, while amounts included in text are disclosed in actual amounts. All percentages reported are based on those rounded numbers.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
Revenues and cost of revenues:

(in thousands)	2006	2005
Revenues
Slot and table games	$3,392	$9,978
Interior signage	—	4,516
Systems	13,535	8,414

Total revenues	$16,927	$22,908

Cost of revenues:
Slot and table games	$3,169	$3,440
Interior signage	—	2,819
Systems	4,194	4,082

Total cost of revenues	$7,363	$10,341

Gross profit	$9,564	$12,567

     Overview. In December 2004, we announced our intent to focus the business on game content and technology and completed several strategic transactions immediately following this decision. In connection with the repositioning, we have acquired or developed new products expected to generate higher-margin, recurring revenues. We are in the process of obtaining regulatory approvals for these new products and anticipate receiving these approvals in the second half of 2006.
     Slot and table games. Revenues from our slot and table games segment decreased to $3.4 million for the quarter ended March 31, 2006 from $10.0 million for the quarter ended March 31, 2005 primarily as a result of a decline in our slot installed base, lower daily rates on table games leases, and lower licensing revenues.
     Slot revenues declined $4.6 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decline in slot revenues is attributable to a decrease in the installed base of our legacy slot route and lower licensing revenues. During the second quarter of 2005, we commenced the process of repositioning our existing slot platform to slot games delivered in a central server-based environment. As a result of this transition, the installed base of our legacy slot route continues to decline. We plan to introduce our central server-based slot games in late 2006 in certain jurisdictions with full commercialization of this product expected in 2007.
     Table games revenues decreased by $2.0 million for the first quarter of 2006 compared to the first quarter of 2005 as a result of lower average daily fees on our table games leases and lower licensing revenues. The average daily fees on table games leases declined due to a higher proportion of non-progressive Texas Hold’Em Bonus™ poker / World Series of Poker® leases, which generate a lower lease rate than progressive table leases. We anticipate that our daily fees on table lease arrangements will increase once we receive regulatory approvals for the progressive version of the Texas Hold’Em Bonus™ poker / World Series of Poker® game in the second half of 2006.
     Included in slot and table games revenues are license fees we receive for the license of our game content to third parties for use on their hardware. During the three months ended March 31, 2006, our license revenues for slot and table content decreased as compared to the three months ended March 31, 2005. Due to the non-recurring nature of these arrangements, we anticipate that our licensing revenues will vary from quarter-to-quarter.
     Interior signage. Effective May 2, 2005, we completed the sale of our interior sign division to MSG Acquisitions, LLC. Accordingly, no revenues and expenses related to signs, displays and slot glass are reflected in the results of operations subsequent to this date.
     Systems. Our systems revenues increased during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 as a result of increased sales of our jackpot and mystery systems world-wide and higher sales of our CasinoLink® slot management product in Macau and other international jurisdictions. Our slot management installed base increased to 53,500 as of March 31, 2006 from 45,200 as of March 31, 2005. Systems revenues also increased due to higher one-time license fees for the use of our systems in the first quarter of 2006 compared to the same period in 2005. Our systems revenues are expected in increase in the second half of 2006 as we receive approvals for our CasinoLink® Jackpot Station Module and through the distribution of the Intelligent Table System through our partnership with IGT and Shuffle Master.

     Gross margins. Our margins increased to 57% for the first quarter of 2006 compared to 55% for the first quarter of 2005, as a result of higher systems licensing revenues in the first quarter of 2006. Our total licensing revenues, which typically generate margins of 80% to 100%, were $5.9 million for the first quarter of 2006 compared to $4.4 million in the first quarter of 2005.
Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2006	2005
Total revenue	$16,927	$22,908
Cost of revenue	7,363	10,341

Gross profit	9,564	12,567

SG&A expense	11,474	5,991
R&D expense	3,203	1,767
Depreciation and amortization	2,203	1,548

Income from operations	(7,316)	3,261

Interest expense	(1,533)	(2,304)

Income (loss) before income tax provision	(8,849)	957
Income tax provision	—	—

Net income (loss)	$(8,849)	$957

Net income (loss) per fully-diluted share	$(0.26)	$.04

     Selling, general and administrative expense (“SG&A”). SG&A expenses for the first quarter of 2006 increased to $11.5 million from $6.0 million for the first quarter of 2005 due to higher legal, compliance and audit fees and due to significant stock compensation charges resulting from the adoption of SFAS 123R. We incurred approximately $1.1 million of incremental audit fees in the first quarter of 2006 related to the audit of our year-end financial statements. Our legal and compliance fees were higher in the first quarter of 2006 compared to the first quarter of 2005 due to the settlement of certain claims and due to higher than normal product approval submissions.
          Effective January 1, 2006, we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application, and therefore, results for prior periods have not been restated. SFAS 123(R) requires that all stock-based compensation, including stock and stock-based awards to employees, be valued at fair value and recorded as a charge to income over the related service period. For the quarter ended March 31, 2006, we recorded approximately $2.7 million of charges for share-based compensation, including: $2.5 million for our SG&A departments and $0.2 million for our R&D department.
     Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. R&D expense increased from $1.8 million in the first quarter of 2005 to $3.2 million in the first quarter of 2006 due primarily to increased investments in our human capital. Throughout 2005 and early 2006, we increased our R&D spending to meet our product development timelines and achieve our strategic initiatives. We believe that we are now at optimal staffing levels and would expect our R&D expense to be relatively consistent for the remainder of 2006.
     Depreciation and amortization. Depreciation and amortization increased from $1.5 million in the first quarter of 2005 to $2.2 million in the first quarter of 2006. The increase is due to the amortization from our recent acquisitions of VirtGame and EndX in late 2005, partially offset by a decline in our slot depreciation as a result of a write-down of those assets in June 2005.
     Interest expense. Our interest expense primarily includes interest costs and amortization from our $45 million of 11.875% Senior Secured Notes due 2008. Interest expense decreased in the first quarter of 2006 compared to the first quarter of 2005 due to a $20 million partial extinguishment of our Senior Secured Notes in December of 2005.
     Income taxes. During the three months ended March 31, 2006, the tax benefit generated from our losses was fully reserved due to our net operating loss position. We did not record a tax provision for the three months ended March 31, 2005 due to the utilization of our previously reserved net operating loss carryforwards.

     Earnings (loss) per share. During the first quarter of 2006, we incurred a loss per fully-diluted share of $0.26 compared to earnings of $0.04 in the prior year period based on weighted average shares of approximately 34.4 million in 2006 and 23.6 million of weighted average diluted shares in 2005. The decrease in our earnings (loss) per share from the first quarter of 2005 to the first quarter of 2006 was a result of the lower revenues and higher costs described above, partially offset by a significant increase to our weighted average share count from our follow-on equity offering in November 2005.
LIQUIDITY AND CAPITAL RESOURCES
     For the three months ended March 31, 2006, our cash and cash equivalents decreased by approximately $7.7 million to $6.4 million, consisting of cash used in operations of $4.4 million, cash used in investing activities of  $3.2 million and cash used in financing activities of $0.1 million.
     Significant components of our cash flows for the three months ended March 31, 2006 included our loss from operations, and an increase in working capital (excluding cash) of approximately $2.3 million. We also invested approximately $1.1 million in corporate development activities for residual acquisition costs related to EndX and debt financing costs related to our new senior secured credit facility. Our investments in intellectual property for the first quarter of 2006 were approximately $4.2 million and consisted of the purchase of our minority interest in Magellan, payments for central server-based gaming development and payments for slot content.
     On April 20, 2006, we completed the first of two expected phases of securing a credit facility for completion of our minority investment in Magellan Technology Pty., Ltd., and for general working capital purposes. The first phase included an arrangement for a $10 million senior secured term loan due April 19, 2007. Outstanding principal under the facility bears interest at the prime rate of interest (currently 8.00%) plus 2.25%. Underwriting fees related to the facility equaled 3.5% of the total principal and warrants to purchase 200,000 shares of the Company’s common stock. The terms of the new facility require us to comply with certain financial covenants covering senior debt leverage ratio, total debt leverage ratio, minimum EBITDA, minimum cash and certain negative covenants. The second phase of this financing is expected to consist of a $22.5 million facility to replace the first phase. We will continue to evaluate other alternatives to retire the remainder of our Senior Secured Notes.
     Although there can be no assurance, we believe that the cash on hand at March 31, 2006 of $6.4 million, along with expected cash flows from operations and planned financing activities over the next nine months, will be sufficient to meet our anticipated working capital needs through December 31, 2006.
     Capital Expenditures and Other
     During the three months ended March 31, 2006, we spent approximately $0.2 million for the purchase of a new enterprise-wide operations and accounting system.
     Recently Issued Accounting Standards
          There were no accounting standards issued in first quarter 2006 that are expected to materially impact our Company.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Refer to Part I, Item 7A, of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in market risks since the fiscal year end.
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
     During the year ended December 31, 2005, the Company had three significant non-routine complex transactions, whereby the Company did not properly document and support its initial analysis of the terms and conditions of these agreements to ensure proper revenue recognition and classification. Further analysis resulted in a deferral of revenue for the transactions in the fourth quarter and filing an amendment of the Company’s Form 10-Q for the quarter ended September 30, 2005. Consequently, during the quarter ended March 31, 2006, the Company improved the documentation process for non-routine complex transactions, and improved the procedures related to non-routine complex transactions to ensure proper classification in the financial statements. Other than to address this issue, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We filed suit against Charles H. McCrea, Jr. on March 13, 2003 in State District Court, Clark County, Nevada to cause Mr. McCrea to repay a loan he received from the Company that had come due, including interest. McCrea counterclaimed on April 7, 2003, seeking damages in excess of $1,000,000 and the reinstatement of 265,000 incentive stock options. A portion of this matter proceeded to arbitration in 2006, and in an award dated April 26, 2006, Mr. McCrea was awarded nothing on his claims. The Company expects that the portion of the matter arbitrated will be resolved with the payment of the approximate amount of $15,000 in arbitration costs. Another portion of this matter proceeded to a jury trial which concluded on March 28, 2006. In this jury trial, the Company was awarded the payment of a loan by McCrea of approximately $176,000, and Mr. McCrea was awarded a non-punitive judgment of approximately $750,000. This portion of the matter has been resolved by a settlement between the parties. The Company does not expect to incur any material costs for the net effect of this outcome as its insurance policies are believed to be sufficient to cover the expense.
We received a complaint from Olaf Vancura, an employee, on July 18, 2005, alleging various claims associated with allegations of breach of employment agreement. A claim for the return of patents assigned to the Company has also been made. Under our agreement with Mr. Vancura, the matter is required to be handled through binding arbitration. Arbitration has been set for October 31, 2006. The parties have agreed in general that the arbitration hearing will be continued to a new date. However, a new date (which is expected to be in January 2007) has not yet been finalized with the arbitrator or with the American Arbitration Association.
Commencing on November 28, 2005, four similar purported class action complaints were filed in the United States District Court for the District of Nevada naming the Company and two of our officers as defendants, and seeking unspecified money damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints all alleged that during a “class period” beginning in early 2005 and ending on October 19, 2005, the defendants misled the Company’s investors concerning the Company’s financial condition, specifically the prospective application of SFAS 153 to the Company’s financial statements for the third quarter of 2005. The complaints have been consolidated into a single action, and a consolidated amended complaint was filed on or about April 13, 2006. The amended complaint names additional defendants who are one of our vice presidents and four members of our board of directors. On May 30, 2006, the defendants filed a motion to dismiss the consolidated amended complaint, which is expected to be fully briefed by all parties by August 2006. No discovery has been conducted and no trial date has been set.
On or about May 8, 2006, we were served with a First Amended Complaint by Gregory F. Mullally in regards to a case pending in the United States District Court for the District of Nevada. Mr. Mullally’s First Amended Complaint added us and over ten other defendants in a case that has been pending since 2005. The case makes various legal claims relating to an allegation that Mr. Mullally allegedly owns the internet rights to the proprietary table games known as Caribbean Stud® and 21 Superbucks. We believe that the claims are without merit.
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
We have marked with an asterisk those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
*If we are unable to rapidly develop new technologies, our products and technologies may become obsolete or noncompetitive.
The gaming sector is characterized by the rapid development of new technologies and continuous introduction of new products. In addition to requiring a strong pipeline of proprietary games, our success is dependent upon new product development and technological advancements, including the continued development and commercialization of the Intelligent Table System, our cashless technology, table player tracking technologies, central server-based products and technologies, progressive jackpot systems and integrated management systems. The markets in which we compete are subject to frequent technological changes, and one or more of our competitors may develop alternative technologies or products for bonusing, progressive jackpots, slot accounting, cashless technology, player tracking or game promotions, or a superior game platform which may not be made available to us. While we expend a significant amount of resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products at a rapid enough pace. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.
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
In addition, in certain of our current or future strategic alliances, we may agree not to develop products independently, or with any third party, directly competitive with the subject matter of our strategic alliances. Our strategic alliances may have the effect of limiting the areas of research, development and/or commercialization that we may pursue, either alone or with others. Under certain circumstances, however, our alliance partners may research, develop, or commercialize, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these strategic alliances. For example, as part of our joint development arrangement with IGT and Shuffle Master, we agreed not to manufacture or sell our intelligent shoe products for a three-year period.
*If our remaining license agreements with Hasbro, Inc. and other content providers are terminated or are not renewed, or if we breach our obligations under any license agreement, our revenues could be reduced.
Revenues from our table and slot games segment are derived primarily from the popularity of our branded slot games, including licensed brands such as Clue®, Ripley’s Believe It or Not!® and Trivial Pursuit®. We developed these slot games under multi-year license agreements, which contain options to renew, with Hasbro, Inc., or Hasbro, and Ripley Entertainment, Inc., or Ripley Entertainment, and have developed other slot games under agreements with other branded content providers. We are also in the process of developing additional games under similar agreements with separate licensors for additional branded content, including an agreement with Paws, Inc., or Paws, for use of the Garfield® property.
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
*We may incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, which may have a material adverse effect on our cash flow.
Significant litigation regarding intellectual property exists in our industry. Competitors and other third parties may infringe on our intellectual property rights. Alternatively, competitors may allege that we have infringed on their intellectual property rights. For example, Interactive Systems Worldwide, Inc. sued us for patent infringement in the fourth quarter of 2005. Any claims, even those made by third parties which are without merit, could:
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
See “Item 1. Legal Proceedings” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of various legal proceedings in which we are involved.

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
*We depend upon our ability to obtain licenses for popular intellectual properties and our failure to secure such licenses on acceptable terms could adversely affect our future growth and success.
Our future success depends upon our ability to obtain licenses for popular intellectual properties. Clue®, Ripley’s Believe It Or Not!®, Trivial Pursuit®, Garfield®, and Wink’s Survey of America® are among the intellectual properties that we currently license from third parties. We may not be successful in obtaining licenses for popular intellectual properties. Even if we are successful in these efforts, we may not have the ability to adapt or deploy them for the development of casino games, or be able to control or accurately predict the timing or cost of such development efforts or the commercial success of the resulting games.
*The Public Company Accounting Oversight Board, or PCAOB, is conducting an inspection of our external auditors BDO Seidman LLP and their audit of our financial statements as of and for the years ended December 31, 2004 and December 31, 2005.
We have been informed that the PCAOB is conducting an inspection of BDO Seidman LLP, our predecessor independent registered public accounting firm. As part of this inspection, the PCAOB selected, among others, to review BDO Seidman’s audit of our financial statements as of and for the years ended December 31, 2004 and December 31, 2005. The PCAOB has requested additional information and analysis from BDO Seidman regarding our recognition of revenue in connection with a strategic licensing transaction we entered into in 2004. In addition, the PCAOB has requested information regarding certain other revenue transactions in 2004 and 2005.

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
*Our cash flow from operations and available credit may not be sufficient to meet our capital requirements and, as a result, we could be dependent upon future financing, which may not be available.
Historically, we have not generated sufficient cash flow from operations to satisfy our capital requirements and have relied upon debt and equity financing arrangements to satisfy such requirements. Should such financing arrangements be required but unavailable in the future, this will pose a significant risk to our liquidity and ability to meet operational and other cash requirements. There can be no assurance that future financing arrangements will be available on acceptable terms, or at all. If we are unable to maintain existing financing arrangements, or obtain future financing, on terms acceptable to us, this may pose a significant risk to our liquidity and ability to meet operational and other cash requirements.
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

*If gaming operators cancel the placement of our games or do not agree to recurring revenue arrangements, our revenues and growth could be adversely affected.
Under the terms of our current arrangements with gaming operators, our installed base of games may be replaced by competing products under certain circumstances, thus ending the recurring revenue stream or arrangement with such operator. Such replacement may result from competition, changes in economic conditions, technological requirements, obsolescence or declining popularity. For example, from June 30, 2005 to March 31, 2006, our installed base of slot games under periodic fee arrangements decreased 65% from 1,024 to 354. A further decrease in our installed base of games would adversely affect our revenues and future growth. In addition, if customers replace our games and bonusing systems, our efforts to maintain and expand the number of installed proprietary games through enhancement of existing games and bonusing systems, introduction of new games and bonusing systems, and other features and the provision of superior customer service may not be successful.
Furthermore, prominent placement of our games on the casino floor is necessary to maximize the amount of recurring revenues derived from each of our games. Our leases do not require the gaming operators to place our games in prominent locations. If we fail to maintain prominent locations in casinos, our games may not be played, resulting in a reduction of our recurring revenues.
We have historically placed our proprietary games in casinos primarily under leases which provide for a fixed rental payment or on the basis of revenue participation in the game’s operating results. Most of these lease agreements are for 12 to 36 months and are subject to cancellation by the operator that may involve 30- or 60-day prior notice of cancellation. We will continue to follow this model to the extent that there is interest amongst our customers.
*The gaming industry is highly regulated, and we must adhere to various regulations and maintain our licenses to continue our operations.
The distribution of gaming products and conduct of gaming operations are extensively regulated by various domestic and foreign gaming authorities. Although the laws of different jurisdictions vary in their technical requirements and are amended from time-to-time, virtually all jurisdictions in which we operate require registrations, licenses, findings of suitability, permits and other approvals, as well as documentation of qualifications, including evidence of the integrity, financial stability and responsibility of our officers, directors, major stockholders and key personnel. If we fail to comply with the laws and regulations to which we are subject, the applicable domestic or foreign gaming authority may impose significant penalties and restrictions on our operations, resulting in a material adverse effect on our revenues and future business. See our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of the regulations that apply to our business.
*Future authorizations or regulatory approvals may not be granted in a timely manner or at all which would adversely affect our results of operations.
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
*Economic, political and other risks associated with our international sales and operations could adversely affect our operating results.
Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, the United Kingdom and Australia accounted for approximately 19.8% of our consolidated revenue for the quarter ended March 31, 2006. We expect the percentage of our international sales to continue to increase through the remainder of 2006. Accordingly, our future results could be harmed by a variety of factors, including:
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
*Holders of our common stock are subject to the requirements of the gaming laws of all jurisdictions in which we are licensed.
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
Additionally, if a gaming authority determines that a holder is unsuitable to own our securities, such holder will have no further right to exercise any voting or other rights conferred by the securities, to receive any dividends, distributions or other economic benefit or payments with respect to the securities or to continue its ownership or economic interest in our securities. We can be sanctioned if we permit any of the foregoing to occur, which may include the loss of our licenses.
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
*Future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.
As part of our business strategy, we intend to continue to seek to acquire businesses, services and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities. If we fail to achieve the anticipated benefits of any acquisitions we complete, our business, operating results, financial condition and prospects may be impaired. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services, accounting and personnel;

•	difficulties in supporting and transitioning customers of our acquired companies to our technology platforms and business processes;

•	diversion of financial and management resources from existing operations;

•	difficulties in obtaining regulatory approval for technologies and products of acquired companies;

•	potential loss of key employees;

•	dilution of our existing stockholders if we finance acquisitions by issuing convertible debt or equity securities, which dilution could adversely affect the market price of our stock;

•	inability to generate sufficient revenues to offset acquisition or investment costs; and

•	potential write-offs of acquired assets.
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
Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key personnel, particularly in the technology area as we transition our business from manufacturing and distribution of slot machines and other hardware to game content and technology and continue to grow our existing businesses. We face intense competition for such personnel. The loss of services of any principal member of our management team could adversely impact our operations and ability to raise additional capital.
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
*As our business is subject to quarterly fluctuation, our operating results and stock price could be volatile, particularly on a quarterly basis.
Our quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approval or denial of our products and corporate licenses, the introduction of new products or the seasonality of customer capital budgets, and our operating results have historically been lower in quarters with lower sales. In addition, historically, up to approximately 40% of our revenues have been based on cash-based licensing transactions, the majority of which are generated from intellectual property, content and technology licensing activities. Most of these non-recurring transactional revenues are from gaming supplier original equipment manufacturers, or OEMs, and service providers. Each such transaction is unique, depending on the nature, size, scope and breadth of the intellectual property, content, or technology that is being licensed and/or the rights the licensee or the buyer wishes to obtain. Also, these licensing transactions often take several months, and in some cases, several quarters, to negotiate and consummate. As a result, our quarterly revenues and net income may vary based on how and when we record these cash-based transactions, and our operating results and stock price could be volatile, particularly on a quarterly basis.

*We have substantial debt and debt service requirements, which could have an adverse impact on our business and the value of our common stock.
On March 31, 2006, our total outstanding debt was approximately $45.0 million. On April 20, 2006, we executed a $10 million senior secured term loan due April 19, 2007, the outstanding principal of which bears interest at the prime rate of interest plus 2.25%. We may incur additional debt in the future. Substantial debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on our value as follows:
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
Realization of any of these factors could adversely affect our financial condition and results of operations.
*We may be forced to reduce or delay growth initiatives and capital expenditures, obtain additional equity capital or restructure our debt if we are unable to generate sufficient cash flow to meet our debt service requirements.
Our ability to generate cash flow from operations sufficient to make scheduled payments on our debts as they become due will depend upon our future performance and ability to successfully implement our business strategy.
Our performance will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Many of these factors are beyond our control. Our current annual debt service requirements are approximately $5.3 million.
If our future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance our debt. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to meet our debt service requirements. If we fail to comply with the terms of our debt obligations, including the terms of our senior secured term loan and our 11.875% senior secured notes due 2008, our lenders will have the right to accelerate the maturity of that debt and foreclose upon the collateral securing that debt. Substantially all of our assets are pledged as security to the lenders under our senior secured term loan and holders of our Notes. The ability of our stockholders to participate in the distribution of our assets upon our liquidation or recapitalization will be subject to the prior claims of our secured and unsecured creditors. Any foreclosure of our assets by such creditors will materially reduce the assets available for distribution to our stockholders.

*Our lenders have imposed numerous debt covenants that include financial and operating restrictions that may adversely affect how we conduct our business and potentially reduce our revenues and affect the value of our common stock.
We expect to continue to be subject to numerous covenants in our debt agreements that impose financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise, and may adversely affect the conduct and competitiveness of our current business, which could in turn reduce our revenues and thus affect the value of our common stock. Specifically, these covenants may place restrictions on our ability to, among other things:
•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	use assets as security in other transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets;

•	extend credit;

•	amend agreements related to existing indebtedness; or

•	amend our material contracts.
The terms of our indebtedness require that we meet a number of financial ratios and tests on a quarterly and annual basis, including senior debt leverage ratio, total debt leverage ratio, a minimum EBITDA test, and a minimum cash test. Our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be affected by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness, including without limitation, our senior secured term loan and our senior secured notes. This in turn could have a material adverse effect on our operations, our revenues and thus our common stock value.
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

*We have been named as a defendant in litigation that could result in substantial costs and divert management’s attention and resources.
Commencing on November 28, 2005, four similar purported class action complaints were filed against us and two of our officers in the United States District Court for the District of Nevada, alleging that during a “class period” beginning in early 2005 and ending on October 19, 2005, we misled investors concerning the Company’s financial condition, specifically the prospective application of SFAS 153 to our financial statements for the third quarter of 2005. The complaints have been consolidated into a single action, and the amended complaint names additional defendants who are officers and directors of the Company. The actions seek unspecified money damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We intend to vigorously defend ourselves against these claims. However, no assurances can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of such claims, we could be forced to, among other things, make significant payments to resolve these claims, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance. Further, regardless of the outcome of the litigation, the litigation itself may result in substantial costs and divert management’s attention and resources, all of which could adversely affect our business.

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
*Future sales of our common stock may depress our stock price.
The market price for our common stock could decline as a result of sales by existing stockholders of large numbers of shares of our common stock or the perception that such sales may occur. Such sales of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate. Of the approximately 34.4 million shares that are outstanding as of March 31, 2006, approximately 33.6 million shares generally are freely tradable in the public market.

Additionally, as of March 31, 2006, there were outstanding options to purchase 3,176,765 of our shares and we may grant options to purchase up to an additional 465,350 shares under our stock option plans. Shares purchased on exercise of those options would be freely tradable in the public market, except for any that might be acquired by our officers or directors.
*If an action of an employee of one of our underwriters is held to be “gun jumping” in violation of the Securities Act of 1933 or to constitute a prospectus that does not meet the requirements of the Securities Act, we could be required to repurchase the securities sold in our recent common stock offering.
Prior to the effectiveness of the registration statement relating to our recent common stock offering, in a televised interview, an analyst with one of our underwriters, among other things recommended us as an investment choice. In addition, for a limited time, the underwriter posted a clip of the interview on its website. These actions were taken without our authorization or prior knowledge. However, these actions could be held by a court to be a violation of Section 5 of the Securities Act of 1933, or the Securities Act, in which case purchasers in our recent common stock offering may have the right, for a period of one year following the date of the violation, to obtain recovery of the consideration paid in connection with their purchase or, if they have already sold the shares, to sue us for damages resulting from the purchase. Although we would contest vigorously any claim that a violation of the Securities Act occurred, we cannot assure you that such a claim will not be made.
*We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.
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
*We do not intend to pay cash dividends. As a result, stockholders will benefit from an investment in our common stock only if it appreciates in value.
We do not plan to pay any cash dividends on our common stock in the foreseeable future, since we currently intend to retain any future earnings to finance our operations and further expansion and growth of our business, including acquisitions. Moreover, the covenants governing our indebtedness restrict our ability to pay and declare dividends without the consent of the applicable lenders. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. We cannot guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.
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

Item 6. Exhibits.

Exhibit
Number	Description of Document
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.2	Amendment to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on March 28, 2006.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.4	Certificate of Designation, Rights, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company, incorporated by reference to Exhibit A of Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000.

4.1	Specimen Certificate of common stock of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-69076).

4.2	Rights Agreement, dated June 14, 1999, by and between the Company and U.S. Stock Transfer Corporation, as the Rights Agent, incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed on August 2, 2000.

4.3	Form of Warrant, dated October 22, 2003, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 9, 2004.

4.4	Warrant Agreement, dated August 22, 2001, by and among the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.5	Indenture, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors, incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.6	Guarantee, dated August 22, 2001, by and among the Guarantors named therein, incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.7	Pledge and Security Agreement, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors named therein, incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.8	Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated August 22, 2001, by and among the Company, Stewart Title of Nevada and Firstar Bank, N.A., incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.9	Trademark Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.10	Patent Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.11	Copyright Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

PROGRESSIVE GAMING INTERNATIONAL
CORPORATION, Registrant

By:	/s/ HEATHER A. ROLLO

Heather A. Rollo
Executive Vice President, Chief Financial
Officer and Treasurer
(on behalf of the Registrant and as principal
financial officer)
June 20, 2006