Form 10-Q
period 2006-06-30
PROGRESSIVE GAMING INTERNATIONAL CORP
filed 2006-08-09
CIK 912241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________ to _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

34,575,875	as of	August 2, 2006
(Amount Outstanding)		(Date)

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
(Amounts in thousands, except share amounts)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,916	$14,081
Accounts receivable, net of allowance for doubtful accounts of $960 and $805	9,650	12,919
Contract sales receivable, net of allowance for doubtful accounts of $1,529 and $1,529	9,937	15,670
Inventories, net of reserves of $1,835 and $1,157	9,285	10,534
Prepaid expenses	4,744	3,582

Total current assets	40,532	56,786

Contract sales and notes receivable	1,726	2,089

Property and equipment, net	5,290	4,417
Intangible assets, net	60,644	61,951
Goodwill	59,248	57,173
Other assets	12,326	3,430

Total assets	$179,766	$185,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,892	$7,681
Current portion of long-term debt and notes payable	396	287
Accrued liabilities	6,638	5,552
Customer deposits	1,869	1,224
Deferred revenues	4,095	7,620

Total current liabilities	19,890	22,364

Long-term debt and notes payable, net of unamortized discount of $770 and $954	54,231	44,071
Other long-term liabilities	858	—
Deferred tax liability	15,046	14,856

Total liabilities	90,025	81,291

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized 34,515,322 and 34,355,943 shares issued and outstanding	3,452	3,436
Additional paid-in capital	224,063	217,075
Other comprehensive income (loss)	862	(744)
Accumulated deficit	(137,094)	(113,886)

	91,283	105,881
Less treasury stock, 278,558 and 254,174 shares, at cost	(1,542)	(1,326)

Total stockholders’ equity	89,741	104,555

Total liabilities and stockholders’ equity	$179,766	$185,846

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Slot and table games	$3,827	$8,115	$7,219	$18,093
Interior signage	—	736	—	5,252
Systems	11,427	10,440	24,962	18,854

Total revenues	15,254	19,291	32,181	42,199

Cost of revenues:
Slot and table games	3,592	2,575	6,761	6,015
Interior signage	—	1,013	—	3,832
Systems	6,171	4,129	10,365	8,211

Total cost of revenues	9,763	7,717	17,126	18,058

Gross profit	5,491	11,574	15,055	24,141
Selling, general and administrative	12,381	7,066	23,855	13,057
Research and development	3,246	1,968	6,449	3,735
Depreciation and amortization	2,252	905	4,455	2,453
Net gain on disposition of non-core assets	—	(2,536)	—	(2,536)

	17,879	7,403	34,759	16,709

Operating income (loss)	(12,388)	4,171	(19,704)	7,432
Interest expense, net	(1,971)	(2,284)	(3,504)	(4,588)

Income (loss) before income tax provision (benefit)	(14,359)	1,887	(23,208)	2,844
Income tax provision (benefit)	—	—	—	—

Net income (loss)	$(14,359)	$1,887	$(23,208)	$2,844

Weighted average common shares:
Basic	34,439	23,287	34,413	22,926

Diluted	34,439	25,988	34,413	25,668

Earnings (loss) per share:
Basic	$(0.42)	$0.08	$(0.67)	$0.12

Diluted	$(0.42)	$0.07	$(0.67)	$0.11

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2006	2005	2006	2005
Net income (loss)	$(14,359)	$1,887	$(23,208)	$2,844
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1,380	(288)	1,606	(694)

Comprehensive income (loss)	$(12,979)	$1,599	$(21,602)	$2,150

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(23,208)	$2,844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	875	1,861
Amortization	3,580	592
Provision for (recovery of) bad debts	124	(131)
Provision for obsolete and excess inventory	867	32
Amortization of debt discount and debt issue costs	693	680
Net loss on disposition of property and equipment	14	20
Net gain on disposition of non-core assets	—	(2,536)
Stock based compensation	4,833	269
Foreign currency transaction loss	125	—
Changes in assets and liabilities:
Accounts receivable	3,113	(1,565)
Notes and installment sales receivable	3,507	(2,833)
Inventories	298	(1,905)
Prepaid expenses and other assets	(598)	(7,510)
Trade accounts payable	(801)	(1,647)
Accrued expenses	1,098	(2,859)
Customer deposits, deferred revenue and other liabilities	(2,006)	(1,329)

Net cash used in operating activities	(7,486)	(16,017)

Cash flows from investing activities:
Purchase of property and equipment	(470)	(704)
Purchase of inventory leased to others	—	(610)
Purchase of business operations, net of cash	(6,614)	—
Proceeds from the sale of property and equipment	1	11,402
Increase in intangible assets	(1,703)	(3,473)

Net cash provided by (used in) investing activities	(8,786)	6,615

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	—	(19)
Principal payments on capital leases	(7)	(41)
Residual costs of equity offering	(155)	—
Proceeds from long-term debt and notes payable	10,000	—
Debt issuance costs	(1,064)	—
Purchase of treasury stock	(216)	(433)
Proceeds from issuance of common stock	839	9,611

Net cash provided by financing activities	9,397	9,118

Effect of exchange rate changes on cash and cash equivalents	(290)	—
Decrease in cash and cash equivalents	(7,165)	(284)
Cash and cash equivalents, beginning of period	14,081	12,305

Cash and cash equivalents, end of period	$6,916	$12,021

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,790	$4,011

Federal and state income taxes	$44	$69

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at June 30, 2006, and the results of its operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and temporary investments with high quality institutions. At June 30, 2006, the Company had deposits with high quality institutions in excess of FDIC insured limits by approximately $6.8 million. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Deferred Revenues. Deferred revenues consist primarily of arrangements for which revenues will be recognized in future periods.

Deposits and Product Sales Recognition. Deposit liabilities represent payments and payment obligations collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed.

Other Assets. Other long term assets represent primarily prepaid content development costs, unamortized loan fees, minority investments, and security deposits for building and equipment leases and other services.

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

Systems. System sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Equity Instruments Issued to Consultants and Vendors. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18- Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 — Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The value of all equity instruments issued to consultants and vendors has been fully amortized. The number of uncancelled options issued to consultants at June 30, 2006, was approximately 92,500.

In addition, the Company previously licensed rights to intellectual property, including rights to develop and market gaming devices and associated equipment under certain Ripley and Hasbro trademarks, in exchange for warrants to purchase shares of the Company’s common stock. At June 30, 2006, the number of uncancelled warrants issued in exchange for license agreements was approximately 347,500.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Software Development Capitalization. The Company previously capitalized costs related to the development of certain software products that meet the criteria under SFAS No. 86 — Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company no longer capitalizes these costs and did not capitalize any costs during the six months ended June 30, 2006 or 2005.

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

Guarantees. In November 2002, the FASB issued FIN No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34 — which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, the Company believes these guarantees would only result in immaterial increases in future costs, and do not represent significant or contingent liabilities of the indebtedness of others.

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

4. RECEIVABLES AND INVENTORY

The following provides additional disclosure for selected balance sheet accounts:

Accounts receivable and contract sales receivable at June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	December 31, 2005
(Amounts in thousands)	(Unaudited)
Accounts receivable:
Trade receivables	$10,197	$12,874
Other	413	850

	10,610	13,724
Less: allowance for bad debts	(960)	(805)

	$9,650	$12,919

Contract sales and notes receivable:
Contract sales and notes receivable	$13,192	$19,288
Less: allowance for bad debts	(1,529)	(1,529)

	$11,663	$17,759

Current portion of contract sales and notes receivable	$9,937	$15,670

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Inventories at June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	December 31, 2005
(Amounts in thousands)	(Unaudited)
Inventories:
Raw materials	$6,786	$7,384
Finished goods	4,239	4,303
Work-in-progress	95	4

Subtotal	11,120	11,691
Reserve for obsolete inventory	(1,835)	(1,157)

Total	$9,285	$10,534

On July 1, 2006, the European Union adopted the RoHS initiative (restriction of the use of certain hazardous substances in electrical and electronic equipment). This initiative is expected to be adopted in other jurisdictions, including the United States during 2007. As a result of the adoption of this initiative, the Company completed a comprehensive analysis of its inventories during the second quarter of 2006. As a result of this review, the Company recorded an additional reserve for obsolete inventory of approximately $0.9 million.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142 and SFAS No. 144, the Company performs an impairment analysis on all of its long-lived and intangible assets on an annual basis and in certain other circumstances. For indefinite lived assets including perpetual licenses and goodwill, an independent valuation is performed annually to determine if any impairment has occurred. Independent valuation tests as of September 30, 2005 did not indicate any impairment, and no additional evidence which would trigger further evaluation of impairment existed at June 30, 2006.

The net carrying value of goodwill and other intangible assets by segment as of June 30, 2006 is comprised of the following:

	Net Amount Allocated by Segment
(Amounts in thousands)	Slot and Table Games	Systems	Corporate	Total
Goodwill	$14,838	$44,410	$—	$59,248
Indefinite life intangible asset (perpetual license)	31,276	—	—	31,276
Definite life intangible assets (see detail below)	4,455	21,676	3,237	29,368

Total	$50,569	$66,086	$3,237	$119,892

The net carrying value of goodwill ($59.2 million) as of June 30, 2006, is included in the geographic operations of North America ($32.9 million), Europe ($23.5 million), and Australia / Asia ($2.8 million).

Definite life intangible assets as of June 30, 2006, subject to amortization, are comprised of the following:

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patent and trademark rights	$16,737	$(10,195)	$6,542
Software and content development costs	633	(441)	192
Licensed technology	4,390	(463)	3,927
Core technology and other proprietary rights	21,703	(2,996)	18,707

Total	$43,463	$(14,095)	$29,368

Amortization expense for definite life intangible assets was approximately $1.8 million and $3.5 million compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2006 and 2005, respectively.

6. OTHER ASSETS

Other assets at June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	December 31, 2005
(Amounts in thousands)	(Unaudited)
Slot content	$2,063	$431
Deposits	577	569
Debt issue costs	3,286	1.245
Minority investments and other	6,400	1,185

Total	$12,326	$3,430

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. ACCRUED LIABILITIES

Accrued liabilities at June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	December 31, 2005
(Amounts in thousands)	(Unaudited)
Payroll and related costs	$2,510	$1,461
Interest	1,072	863
Royalties	495	524
Restructuring and severance expense	1,308	308
Liability for intellectual property	—	1,500
Legal and tax	750	—
Other	503	896

Total	$6,638	$5,552

During the second quarter of 2006, the Company recorded charges for certain legal and tax matters, severance for a former executive officer and the restructuring of its international offices. On June 16, 2006, the Company entered into a separation agreement with the former CFO, resulting in charges of $0.9 million for severance and $0.9 million for stock compensation expense. Due to the proliferation of gaming in Asia, particularly Macau the Company has realigned its international operations to respond to changing market opportunities in this region of the world. As a result of this restructuring, the Company has commenced the closure of its office in Oxford, England and is in the process of relocating certain key employees to Macau. The Company recognized $0.3 million of charges related to this restructuring during the quarter ended June 30, 2006. During the second quarter of 2006 the Company recorded approximately $1.5 million of charges related to certain legacy legal and tax matters in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”.

8. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

On April 20, 2006, the Company completed the first of two expected phases of securing a credit facility for completion of its minority investment in Magellan Technology Pty., Ltd., and for general working capital purposes. The first phase included an arrangement for a $10 million senior secured term loan due April 19, 2007. Outstanding principal under the facility bore interest at the prime rate of interest plus 2.25%. Underwriting fees related to the facility equaled 3.5% of the total principal and warrants to purchase 200,000 shares of the Company’s common stock. The warrants were valued using the Black-Scholes method using expected volatility of 60% expected term of seven years, risk free rate of 4.97%, and expected dividends of zero. These warrants are classified in Other Assets in the accompanying balance sheet.

On August 4, 2006, the Company completed the final phase of its credit facility with an affiliate of Cerberus Capital Management, L.P., Ableco Finance LLC. The $22.5 million, three-year revolving credit facility is intended for general working capital purposes and to replace the existing $10 million facility completed in the first stage of the financing. The Company is continuing to evaluate other alternatives to retire the remainder of its Senior Secured Notes due 2008.

Outstanding principal under the $22.5 million facility will bear interest at a reference rate of interest plus an applicable margin (currently 10.5%) or a LIBOR rate plus an applicable margin. Underwriting fees related to the facility equal 2.0% of the total principal and warrants to purchase 150,000 shares of the Company’s common stock. The terms of the new facility require the Company to comply with certain financial covenants covering senior debt leverage ratio, total debt leverage ration, minimum EBITDA, minimum cash plus availability, minimum interest coverage, and certain negative covenants.

9. COMMITMENTS AND CONTINGENCIES

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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of basic and diluted earnings (loss) per share:

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended June 30, 2006:
Net loss	$(14,359)	$(14,359)

Weighted average shares	34,439	34,439

Per share amount	$(0.42)	$(0.42)

For the three months ended June 30, 2005:
Net income	$1,887	$1,887

Weighted average shares	23,287	25,988

Per share amount	$0.08	$0.07

For the six months ended June 30, 2006:
Net loss	$(23,208)	$(23,208)

Weighted average shares	34,413	34,413

Per share amount	$(0.67)	$(0.67)

For the six months ended June 30, 2005:
Net income	$2,844	$2,844

Weighted average shares	22,926	25,668

Per share amount	$0.12	$0.11

Dilutive stock options and warrants of approximately 1.2 million and 1.0 million for the three and six months ended June 30, 2006, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

11. RELATED PARTY TRANSACTIONS

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

Both parties entered into a three year Manufacturer’s Supply Agreement at the close of the transaction, whereby MSG would purchase electronics from the Company at its standard OEM pricing. For the six months ended June 30, 2006, MSG purchased approximately $0.2 million in electronic displays and related products from the Company.

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

From time to time, the Company purchases signage and sign related products from MSG in conjunction with its progressive jackpot systems. During the six months ended June 30, 2006, the Company purchased approximately $0.6 million of products from MSG.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. SEGMENT REPORTING

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

Business segment information for the three and six months ended June 30, 2006 and 2005 consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)
Business Unit Segments	2006	2005	2006	2005
Revenues:
Slot and table games	$3,827	$8,115	$7,219	$18,093
Interior signage	—	736	—	5,252
Systems	11,427	10,440	24,962	18,854

Total	$15,254	$19,291	$32,181	$42,199

Operating income/(loss):
Slot and table games	$(261)	$2,669	$(768)	$6,325
Interior signage	—	(511)	—	26
Systems	1,870	2,166	8,505	5,509
Corporate	(13,997)	(153)	(27,441)	(4,428)

Total	$(12,388)	$4,171	$(19,704)	$7,432

Depreciation and amortization
Slot and table games	$538	$451	$1,102	$1,472
Interior signage	—	31	—	115
Systems	1,066	2	2,074	4
Corporate	648	421	1,279	862

Total	$2,252	$905	$4,455	$2,453

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and six months ended June 30, 2006 and 2005 consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)
Geographic Operations	2006	2005	2006	2005
Revenues:
North America	$10,266	$15,098	$23,833	$35,601
Australia / Asia	1,909	2,971	2,916	3,792
Europe	3,079	1,222	5,432	2,806

Total	$15,254	$19,291	$32,181	$42,199

Operating income (loss):
North America	$(12,196)	$2,930	$(18,269)	$6,699
Australia / Asia	526	1,715	402	1,781
Europe	(718)	(474)	(1,837)	(1,048)

Total	$(12,388)	$4,171	$(19,704)	$7,432

Depreciation and amortization
North America	$1,588	$821	$3,174	$2,276
Australia / Asia	79	51	156	107
Europe	585	33	1,125	70

Total	$2,252	$905	$4,455	$2,453

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. GUARANTOR FINANCIAL STATEMENTS

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,801	$—	$4,115	$—	$6,916
Accounts receivable, net	6,482	316	2,852	—	9,650
Contracts receivable, net	29	8,575	1,333	—	9,937
Inventories, net	5,312	2,700	1,273	—	9,285
Other current assets	2,668	1,549	527	—	4,744

Total current assets	17,292	13,140	10,100	—	40,532
Contract sales and notes receivable	28	1,393	305	—	1,726
Property and equipment, net	3,981	648	661	—	5,290
Goodwill and intangible assets, net	52,187	31,138	36,567	—	119,892
Investments in and loans to subsidiaries	71,587	—	—	(65,587)	6,000
Other assets	6,229	97	—	—	6,326

Total assets	$151,304	$46,416	$47,633	$(65,587)	$179,766

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$13,179	$2,493	$4,218	$—	$19,890
Intercompany transactions	(14,941)	3,701	11,240	—	—

Total current liabilities	(1,762)	6,194	15,458	—	19,890
Long-term debt, net	54,231	—	—	—	54,231
Other long-term liabilities	858	—	18,825	(18,825)	858
Deferred tax liability	8,236	3,413	3,397	—	15,046
Stockholders’ equity (deficit)	89,741	36,809	9,953	(46,762)	89,741

Total liabilities and stockholders’ equity (deficit)	$151,304	$46,416	$47,633	$(65,587)	$179,766

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2005
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elim- inations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,387	$(117)	$1,811	$—	$14,081
Accounts receivable, net	9,311	1,047	2,561	—	12,919
Inventories, net	6,017	3,386	1,131	—	10,534
Other current assets	10,204	5,995	3,053	—	19,252

Total current assets	37,919	10,311	8,556	—	56,786
Contract sales and notes receivable	2,000	89	—	—	2,089
Property and equipment, net	3,437	287	693	—	4,417
Goodwill and intangible assets, net	51,976	32,098	35,050	—	119,124
Investments in and loans to subsidiaries	73,427	—	—	(73,427)	—
Other assets	3,309	144	(23)	—	3,430

Total assets	$172,068	$42,929	$44,276	$(73,427)	$185,846

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$15,731	$3,447	$3,186	$—	$22,364
Intercompany transactions	(499)	(9,080)	4,480	5,099	—

Total current liabilities	15,232	(5,633)	7,666	5,099	22,364
Long-term debt, net	44,045	—	26	—	44,071
Other long-term liabilities	—	—	22,307	(22,307)	—
Deferred tax liability	8,236	3,413	3,207	—	14,856
Stockholders’ equity (deficit)	104,555	45,149	11,070	(56,219)	104,555

Total liabilities and stockholders’ equity (deficit)	$172,068	$42,929	$44,276	$(73,427)	$185,846

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$8,652	$1,614	$4,988	$—	$15,254
Cost of revenues	5,141	2,597	2,025	—	9,763
Other operating expenses	13,997	728	3,154	—	17,879

Operating income (loss)	(10,486)	(1,711)	(191)	—	(12,388)
Equity in earnings of subsidiaries	(2,174)	—	—	2,174	—
Interest expense, net	(1,699)	(1)	(271)	—	(1,971)

Income (loss) before income tax provision	(14,359)	(1,712)	(462)	2,174	(14,359)
Income tax provision	—	—	—	—	—

Net income (loss)	$(14,359)	$(1,712)	$(462)	$2,174	$(14,359)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2005
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$7,995	$7,105	$4,191	$—	$19,291
Cost of revenues	4,316	2,130	1,271	—	7,717
Other operating expenses	5,953	2,306	1,680	—	9,939
Net gain on disposition of non-core assets	(2,536)	—	—	—	(2,536)

Operating income (loss)	262	2,669	1,240	—	4,171
Equity in earnings of subsidiaries	3,907	—	—	(3,907)	—
Interest expense, net	(2,282)	—	(2)	—	(2,284)

Income (loss) before income tax provision	1,887	2,669	1,238	(3,907)	1,877
Income tax provision	—	—	—	—	—

Net income (loss)	$1,887	$2,669	$1,238	$(3,907)	$1,887

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$21,222	$2,611	$8,348	$—	$32,181
Cost of revenues	9,229	4,393	3,504	—	17,126
Other operating expenses	26,997	1,483	6,279	—	34,759

Operating loss	(15,004)	(3,265)	(1,435)	—	(19,704)
Equity in earnings of subsidiaries	(5,148)	—	—	5,148	—
Interest expense, net	(3,056)	78	(526)	—	(3,504)

Income (loss) before income tax provision	(23,208)	(3,187)	(1,961)	5,148	(23,208)
Income tax provision	—	—	—	—	—

Net income (loss)	$(23,208)	$(3,187)	$(1,961)	$5,148	$(23,208)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2005
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$22,935	$12,667	$6,597	$—	$42,199
Cost of revenues	10,351	4,922	2,785	—	18,058
Other operating expenses	11,742	4,424	3,079	—	19,245
Net gain in disposition of non-core assets	(2,536)	—	—	—	(2,536)

Operating income	3,378	3,321	733	—	7,432
Equity in earnings of subsidiaries	4,054	—	—	(4,054)	—
Interest expense, net	(4,588)	—	—	—	(4,588)

Income (loss) before income tax provision	2,844	3,321	733	(4,054)	2,844
Income tax provision	—	—	—	—	—

Net income (loss)	$2,844	$3,321	$733	$(4,054)	$2,844

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Six Months Ended June 30, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Net cash provided by (used in) operating activities	$(11,662)	$860	$3,316	$—	$(7,486)

Cash flows from investing activities:
Purchase of property and equipment	(363)	(5)	(102)	—	(470)
Purchase of business operations, net of cash	(6,000)	—	(614)	—	(6,614)
Proceeds from sale of property and equipment	—	—	1	—	1
Increase in intangibles	(965)	(738)	—	—	(1,703)

Net cash used in investing activities	(7,328)	(743)	(715)	—	(8,786)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	—	—	(7)	—	(7)
Residual costs of equity offering	(155)	—	—	—	(155)
Proceeds from long-term debt and notes payable	10,000	—	—	—	10,000
Debt issuance costs	(1,064)	—	—	—	(1,064)
Purchase of treasury stock	(216)	—	—	—	(216)
Proceeds from issuance of common stock	839	—	—	—	839

Net cash provided by (used in) financing activities	9,404	—	(7)	—	9,397

Effect of exchange rate changes on cash and cash equivalents	—	—	(290)	—	(290)
Increase (decrease) in cash and cash equivalents	(9,586)	117	2,304	—	(7,165)
Cash and cash equivalents, beginning of period	12,387	(117)	1,811	—	14,081

Cash and cash equivalents, end of period	$2,801	$—	$4,115	$—	$6,916

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Six Months Ended June 30, 2005
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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. STOCK-BASED COMPENSATION

At June 30, 2006, the Company has stock-based employee and director compensation plans, which are described below. On January 1, 2006, PGIC adopted the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The compensation cost charged against income for stock-based compensation was $2.1 million and $0 for the three months ended June 30, 2006 and 2005, respectively, and $4.8 million and $0 for the six months ended June 30, 2006 and 2005, respectively. No stock-based compensation cost was capitalized in inventory during the first half of fiscal 2006. The Company adopted FAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The results for the prior periods have not been restated.

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

The adoption of FAS 123(R) had no effect on cash flow from operations or cash flow from financing activities for the six months ended June 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FAS 123(R) to stock-based compensation granted under the Company’s plans for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the fair value of option grants is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the vesting periods.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$1,887	$2,844
Add: Total stock-based compensation expense included in net income	—	—
Deduct: Total stock-based compensation expense determined under fair value method	(627)	(1,074)

Pro forma net income	$1,260	$1,770

Earnings per share:
As reported -
Basic	$0.08	$0.12

Diluted	$0.07	$0.11

Pro forma -
Basic	$0.05	$0.08

Diluted	$0.05	$0.07

Recognition and Measurement

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimates. The Company estimates the expected life of the award by taking into consideration the vesting period, contractual term, historical exercise data, expected volatility, blackout periods and other relevant factors. Volatility is estimated by evaluating the volatility implied by market prices of the Company’s exchange-traded financial instruments along with historical volatility data. The risk-free interest rate at the date of grant is based on U.S. Treasury constant maturity rates for a period approximating the expected life of the award. The Company historically has not paid dividends, nor does it expect to pay dividends in the foreseeable future, therefore the expected dividend rate is zero.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the assumptions noted below.

Option Valuation Assumptions

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	60%	60%	60%	60%
Expected dividends	—	—	—	—
Expected term (in years)	4.5	6.4	4.5	6.1
Risk free rate	5.18%	3.77%	4.77%	3.95%

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

For awards with service and market conditions and graded vesting that were granted prior to the adoption of FAS 123(R), the Company estimates the requisite service period and the number of shares expected to vest, and recognizes compensation expense for each tranche on a straight-line basis over the estimated requisite service period. Estimated requisite service periods for awards with market conditions are periodically reviewed, and are adjusted if the market conditions and other factors indicate that the award is likely to vest more quickly than previously estimated. Adjustments to compensation expense as a result of revising the estimated requisite service period are recognized prospectively. Upon forfeiture of awards with market conditions, previously recognized compensation cost is reversed only if the forfeiture is a result of the employee’s failure to render the requisite service. Compensation expense is not reversed for awards that are forfeited solely because a market condition is not satisfied.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to the Company’s employees, directors and consultants. Options issued under the plan are generally granted with an exercise price equal to the fair market value on the date of grant, become exercisable at the rate of 1/48th per month, and have a term of seven years. Restricted stock awards granted under the plan typically vest at the rate of one-third per year on each of the first through third anniversaries of the date of grant. The 2005 Equity Incentive Plan, which was adopted during 2005, is intended as the successor to the Company’s Stock Option Plan, Employee Stock Incentive Plan, and New Hire Equity Inventive Plan (the “predecessor plans”). As of June 30, 2006, the aggregate number of shares of the Company’s common stock that may be issued under the 2005 Equity Incentive Plan is 1,742,384, subject to certain increases from time to time as set forth in that plan.

At June 30, 2006, the Company had outstanding restricted stock awards which were granted under the 2005 Equity Incentive Plan and the predecessor plans. Restricted stock awards granted under the 2005 Equity Incentive Plan typically vest ratably over a service period of three years, and compensation expense is based upon the grant date fair value, calculated as the quoted market price of the Company’s stock on the grant date times the number of shares expected to vest. Restricted stock awards granted under the predecessor plans generally vest ratably over a period of three years, subject to the achievement of target market prices for the Company’s stock, and have a term of ten years. Compensation cost for these awards is based upon the number of shares expected to vest, times the quoted market price of the Company’s stock on the accounting measurement date, which is typically the date on which both the service condition and target market price condition have been met.

A summary of activity under the 2005 Equity Incentive Plan and the predecessor plans as of June 30, 2006, and changes during the six months then ended is presented below:

	Six Months Ended June 30, 2006
(Share amounts in thousands)	Number of Shares	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Options:
Outstanding at December 31, 2005	2,274	$7.55
Granted	468	7.70
Exercised	(72)	5.35
Forfeited or expired	(147)	7.11

Outstanding at June 30, 2006	2,523	$7.66	6.6	$3,682

Exercisable at June 30, 2006	1,089	$6.65	5.4	$1,976

(Share amounts in thousands)	Number of Shares	Wtd. Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2005	392	$11.33
Granted	31	10.85
Vested	(34)	9.68
Forfeited	—	—

Outstanding at June 30, 2006	389	$11.43

In June 2006, the terms of approximately 328,000 employee stock options and restricted share awards were modified in accordance with the terms of the Severance Agreement entered into between the Company and its former Chief Financial Officer. As a result of this modification, the Company recorded compensation expense of approximately $0.9 million for the quarter ended June 30, 2006.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

A summary of option activity under the Director Stock Option Plan as of June 30, 2006, and changes during the six months then ended is presented below:

	Six Months Ended June 30, 2006
(Share amounts in thousands)	Number of Shares	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	357	$6.68
Granted	95	7.45
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2006	452	$7.06	7.0	$836

Exercisable at June 30, 2006	261	$5.71	5.4	$660

Additional Share-Based Compensation Information

(Amounts in thousands, except per share amounts)	Six Months Ended June 30, 2006
2005 Equity Incentive Plan Options:
Weighted average grant date fair value per share of options granted during the period	$4.12
Total fair value of options that vested during the period	$1,789

Director Stock Option Plan:
Weighted average grant date fair value per share of options granted during the period	$4.54
Total fair value of options that vested during the period	$210

Cash received during the six months ended June 30, 2006 and 2005 from option exercises under all share-based payment arrangements was $0.4 million and $1.8 million, respectively.

The total unrecognized compensation cost related to nonvested options and restricted stock awards under all share-based compensation plans at June 30, 2006 was $9.6 million. That cost is expected to be recognized over a weighted-average period of 2.8 years.

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

GENERAL INFORMATION

We develop, acquire and distribute table and slot game content as well as software products to meet the needs of gaming operators worldwide. Our business consists of two reportable segments:

•	Table and Slot Games. Our table and slot games segment develops, acquires, licenses and distributes proprietary and non-proprietary branded and non-branded table and slot games. Our recurring slot and table revenues primarily consist of: (i) fixed periodic rental fees, (ii) periodic revenue share arrangements for a percentage of the “net win” (“net win” produced by a gaming device is defined as the gross revenue minus all jackpots, payouts and any approved claims) of the gaming devices for our more popular titles or (iii) periodic license fees for proprietary game content provided to third parties for use on their game hardware. Our non-recurring slot and table revenues primarily consist of (i) the sale of our game hardware, (ii) the perpetual licenses of certain of our proprietary content, or (iii) license fees for the use of our game patents.

•	Systems. Our systems segment develops and sells management and progressive jackpot systems. These systems enable casinos to track the wagers placed by both table and slot players, accurately account for the performance of each table and slot game and implement progressive jackpots. Our sports wagering systems allow patrons to engage in sports wagering activities at the sports book and directly from a gaming machine or remote device. Systems revenues are primarily comprised of software, hardware and support services, which comprise both upfront payments as well as recurring fees.

Previously, our interior signage segment manufactured and sold interior casino signage and related products. Effective May 2, 2005, we completed the sale of our interior sign division to MSG Acquisitions, LLC. Accordingly, no revenues and expenses related to signs, displays and slot glass are reflected in the results of operations subsequent to this date.

Included in slot and table games and systems revenues are periodic license fees we receive for the license of intellectual property, software and content. Overall periodic license fees averaged approximately 20.6% and 23.9% of total revenues for the three and six months ended June 30, 2006.

Amounts disclosed in the accompanying tables are shown in thousands except per share amounts, while amounts included in text are disclosed in actual amounts. All percentages reported are based on those rounded numbers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and 2005

Revenues and cost of revenues:

(in thousands)	2006	2005
Revenues
Slot and table games	$3,827	$8,115
Interior signage	—	736
Systems	11,427	10,440

Total revenues	$15,254	$19,291

Cost of revenues:
Slot and table games	$3,592	$2,575
Interior signage	—	1,013
Systems	6,171	4,129

Total cost of revenues	$9,763	$7,717

Gross profit	$5,491	$11,574

Overview. In December 2004, we announced our intent to focus the business on game content and technology and completed several strategic transactions immediately following this decision. In connection with the repositioning, we have acquired or developed new products expected to generate higher-margin, recurring revenues.

Slot and table games. Revenues from our slot and table games segment decreased to $3.8 million for the quarter ended June 30, 2006 from $8.1 million for the quarter ended June 30, 2005 primarily as a result of a decline in our slot installed base, lower daily rates on table games leases, and lower content licensing revenues.

Slot revenues declined $2.9 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decline in slot revenues is attributable to a decrease in the installed base of our legacy slot route and lower licensing revenues. During the second quarter of 2005, we commenced the process of repositioning our existing slot platform to slot games delivered in a central server-based environment. Introduction of our central server-based slot games is expected later in 2006 in certain jurisdictions with full commercialization of this product expected in 2007.

Table games revenues decreased $1.4 million for the second quarter of 2006 compared to the second quarter of 2005 as a result of lower average daily fees on our table games leases. The average daily fees on table games leases declined due to a higher proportion of non-progressive World Series of Poker® Texas Hold’Em Bonus™ games in our installed base. These felt games generate a lower lease rate than Caribbean Stud® progressive table leases. However, we are in the process of obtaining regulatory approvals for the progressive version of the World Series of Poker® Texas Hold’Em Bonus™ game in major US jurisdictions and anticipate that the placement of this new product will result in higher average daily fees in late 2006 and into 2007.

Included in slot and table games revenues are license fees we receive for the license of our game content to third parties for use on their hardware. For the second quarter of 2006, our license revenues for slot and table content decreased as compared to the three months ended June 30, 2005. We anticipate that our licensing revenues will continue to vary from quarter-to-quarter due to the non-recurring nature of these arrangements.

Slot and table games cost of sales includes fixed costs for personnel and overhead for our service and assembly departments.

Interior signage. Effective May 2, 2005, we completed the sale of our interior sign division to MSG Acquisitions, LLC. Accordingly, no revenues and expenses related to signs, displays and slot glass are reflected in the results of operations subsequent to this date.

Systems. Our systems revenues increased during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 as a result of higher maintenance fees resulting from a larger installed base of slot management systems and increased sales of our jackpot and mystery systems world-wide and higher sales of our CasinoLink® slot management product in Europe. Our slot management installed base increased to 54,100 as of June 30, 2006 from 47,900 as of June 30, 2005.

Included in systems cost of sales are fixed costs for personnel and overhead for our systems customer service department, as well as the cost of hardware inventory.

Gross margins. Our margins decreased to 36% for the second quarter of 2006 compared to 60% for the second quarter of 2005. The decline in margins is primarily due to obsolete inventory charges of approximately $0.8 million resulting from the European Union’s adoption of the Restriction of Hazardous Substances in electronic equipment (RoHS) initiative on July 1, 2006 and charges resulting from slot machine parts deemed no longer saleable. Gross margins were also negatively impacted by higher hardware sales in the second quarter of 2006 than the second quarter of 2005.

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2006	2005
Total revenue	$15,254	$19,291
Cost of revenue	9,763	7,717

Gross profit	5,491	11,574
SG&A expense	12,381	7,066
R&D expense	3,246	1,968
Depreciation and amortization	2,252	905
Net gain on disposition of non-core assets	—	(2,536)

	17,879	7,403
Income (loss) from operations	(12,388)	4,171
Interest expense	(1,971)	(2,284)

Income (loss) before income tax provision	(14,359)	1,887
Income tax provision	—	—

Net income (loss)	$(14,359)	$1,887

Net income (loss) per fully-diluted share	$(0.42)	$0.07

Selling, general and administrative expense (“SG&A”). SG&A expenses for the second quarter of 2006 increased to $12.4 million from $7.1 million for the second quarter of 2005 primarily due to charges of $3.5 million for severance, restructuring and provisions for legal and tax matters. Excluding these charges, SG&A expenses increased $1.8 million to $8.9 million for the three months ended June 30, 2006 from $7.1 million for the three months ended June 30, 2005. This increase was due primarily to stock compensation charges resulting from adoption of SFAS 123R.

Effective January 1, 2006, we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application, and therefore, results for prior periods have not been restated. SFAS 123(R) requires that all stock-based compensation, including stock and stock-based awards to employees, be valued at fair value and recorded as a charge to income over the related service period. For the quarter ended June 30, 2006, we recorded approximately $2.1 million of charges for share-based compensation, including $1 million for our SG&A departments, $0.2 million for our R&D department, and $0.9 million for separation-related modifications.

During the second quarter of 2006, we recorded certain charges for certain legal and tax matters, severance for a former executive officer and the restructuring of our international offices. On June 16, 2006, the Company entered into a separation agreement with the former CFO, resulting in charges of $0.9 million for severance and $0.9 million for stock compensation expense. Due to the proliferation of gaming in Asia, particularly Macau, we have realigned our international operations to respond to changing market opportunities in this region of the world. As a result of this restructuring, we have commenced the closure of our office in Oxford, England and are in the process of relocating certain key employees to Macau. We recognized $0.3 million of charges related to this realignment during the quarter ended June 30, 2006. During the second quarter of 2006 we recorded approximately $1.5 million of charges related to certain legacy legal and tax matters in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. R&D expense increased from $2.0 million in the second quarter of 2005 to $3.2 million in the second quarter of 2006 due primarily to expansion of our R&D department resulting from our VirtGame and EndX acquisitions in the fourth quarter of 2005. Throughout 2005 and early 2006, we increased our R&D spending to meet our product development timelines and achieve our strategic initiatives. R&D staffing levels have been optimized and we expect our R&D expense to be relatively consistent for the remainder of 2006.

Depreciation and amortization. Depreciation and amortization increased from $0.9 million in the second quarter of 2005 to $2.3 million in the second quarter of 2006. The increase is due to the additional amortization from our VirtGame and EndX acquisitions in the fourth quarter of 2005, partially offset by a decline in our slot depreciation as a result of a write-down of those assets in June 2005.

Interest expense. Our interest expense primarily includes interest costs and amortization from our $45 million of 11.875% Senior Secured Notes due 2008 and our $10 million senior secured term loan facility which was replaced on August 4, 2006 by a $22.5 million, three-year revolving credit facility. Interest expense decreased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to a $20 million partial extinguishment of our Senior Secured Notes in December of 2005.

Income taxes. During the three months ended June 30, 2006, the tax benefit generated from our losses was fully reserved due to our net operating loss position. We did not record a tax provision for the three months ended June 30, 2005 due to the utilization of our previously reserved net operating loss carryforwards.

Earnings (loss) per share. During the second quarter of 2006, we incurred a loss per fully-diluted share of $0.42 compared to earnings of $0.07 in the prior year period based on weighted average shares of approximately 34.4 million in 2006 and 26 million of weighted average diluted shares in 2005. The decrease in our earnings (loss) per share from the second quarter of 2005 to the second quarter of 2006 was a result of the lower revenues and higher costs described above, partially offset by a significant increase to our weighted average share count from our follow-on equity offering in November 2005.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2006 and 2005

Revenues and cost of revenues:

(in thousands)	2006	2005
Revenues
Slot and table games	$7,219	$18,093
Interior signage	—	5,252
Systems	24,962	18,854

Total revenues	$32,181	$42,199

Cost of revenues:
Slot and table games	$6,761	$6,015
Interior signage	—	3,832
Systems	10,365	8,211

Total cost of revenues	$17,126	$18,058

Gross profit	$15,055	$24,141

Slot and table games. For the six months ended June 30, 2006 revenues from our slot and table games segment decreased $10.9 million from $18.1 million to $7.2 million for the six months ended June 30, 2005 and June 30, 2006, respectively. The decrease is primarily a result of a decline in our slot installed base, lower daily rates on table games leases, and lower content licensing revenues.

Interior signage. Effective May 2, 2005, we completed the sale of our interior sign division to MSG Acquisitions, LLC. Accordingly, no revenues and expenses related to signs, displays and slot glass are reflected in the results of operations subsequent to this date.

Systems. Systems revenues increased by approximately $6.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as a result of CasinoLink installations and higher jackpot and mystery systems. In the first six months of 2006, we generated only marginal revenues from our CJS®, Table ID™ and central-server based products primarily as a result of the timing of regulatory approvals. Systems revenues are expected to increase in the second half of 2006 as we complete planned installations of these products in key customer locations.

Gross margins. Our margins were 46.8% for the six months ended June 30, 2006 compared to 57.2% for the six months ended June 30, 2005. The decline in margins is primarily due to obsolete inventory charges of approximately $0.9 million resulting from the European Union’s adoption of the Restriction of Hazardous Substances in electronic equipment (RoHS) initiative on July 1, 2006 and charges resulting from slot machine parts deemed no longer saleable. Gross margins were also negatively impacted by higher hardware sales in the first half of 2006 than the first half of 2005.

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2006	2005
Total revenue	$32,181	$42,199
Cost of revenue	17,126	18,058

Gross profit	15,055	24,141
SG&A expense	23,855	13,057
R&D expense	6,449	3,735
Depreciation and amortization	4,455	2,453
Net gain on disposition of non-core assets	—	(2,536)

	34,759	16,709
Income (loss) from operations	(19,704)	7,432
Interest expense	(3,504)	(4,588)

Income (loss) before income tax provision	(23,208)	2,844
Income tax provision	—	—

Net income (loss)	$(23,208)	$2,844

Net income (loss) per fully-diluted share	$(0.67)	$0.11

Selling, general and administrative expense (“SG&A”). SG&A expenses increased from $13.1 million to $23.9 million for the six months ended June 30, 2005 and June 30, 2006, respectively, primarily due to charges of $6.4 million for severance, restructuring and provisions for legal and tax matters. On a comparable basis, excluding the charges, SG&A expenses increased $4.4 million from $13.1 million for the six months ended June 30, 2005 to $17.5 million for the six months ended June 30, 2006, primarily due to stock compensation charges resulting from adoption of SFAS 123(R) and due to a credit for a lease buyout in the first quarter of 2005.

Effective January 1, 2006, we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application, and therefore, results for prior periods have not been restated. SFAS 123(R) requires that all stock-based compensation, including stock and stock-based awards to employees, be valued at fair value and recorded as a charge to income over the related service period. For the six months ended June 30, 2006, we recorded approximately $4.8 million of charges for share-based compensation, including $3.5 million for our SG&A departments, $0.4 million for our R&D department, and $0.9 million for separation-related modifications.

During the second quarter of 2006, we recorded certain charges for certain legal and tax matters, severance for a former executive officer and the restructuring of our international offices. On June 16, 2006, the Company entered into a separation agreement with the former CFO, resulting in charges of $0.9 million for severance and $0.9 million for stock compensation expense. Due to the proliferation of gaming in Asia, particularly Macau, we have realigned our international operations to respond to changing market opportunities in this region of the world. As a result of this restructuring, we have commenced the closure of our office in Oxford, England and are in the process of relocating certain key employees to Macau. We recognized $0.3 million of charges related to this realignment during the quarter ended June 30, 2006. During the second quarter of 2006 we recorded approximately $1.5 million of charges related to certain legacy legal and tax matters in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. R&D expense increased from $3.7 million for the six months ended June 30, 2005 to $6.4 million for the six months ended June 30, 2006. Throughout 2005 and early 2006, we increased our R&D spending to meet our product development timelines and achieve our strategic initiatives.

Depreciation and amortization. Depreciation and amortization increased $2.0 million from $2.5 million to $4.5 for the six months ended June 30, 2005 and June 30, 2006, respectively. The increase is primarily due to the additional amortization from the VirtGame and EndX acquisitions in the fourth quarter of 2005, partially offset by a decline in our slot depreciation as a result of a write-down of those assets in June 2005.

Interest expense. Interest expense decreased $1.1 million from $4.6 million to $3.5 million for six months ended June 30, 2005 and June 30, 2006, respectively, primarily due to partial extinguishment of $20 million of our Senior Secured Notes in December of 2005. Interest expense primarily includes interest costs and amortization from our $45 million of 11.875% Senior Secured Notes due 2008 and our $10 million senior secured term loan facility which was replaced on August 4, 2006 by a $22.5 million, three-year revolving credit facility.

Income taxes. During the six months ended June 30, 2006, the tax benefit generated from our losses was fully reserved due to our net operating loss position. We did not record a tax provision for the six months ended June 30, 2005 due to the utilization of our previously reserved net operating loss carryforwards.

Earnings (loss) per share. For the six months ended June 30, 2006, we incurred a loss per fully-diluted share of $0.67 compared to earnings of $0.11 in the prior year period based on weighted average shares of approximately 34.4 million in 2006 and 25.7 million of weighted average diluted shares in 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2006, our cash and cash equivalents decreased by approximately $7.2 million to $6.9 million, consisting of cash used in operations of $7.5 million, cash used in investing activities of $8.8 million, cash provided by financing activities of $9.4 million, and a $0.3 million decrease in cash and cash equivalents from the effect of exchange rate changes.

Significant components of our cash flows for the six months ended June 30, 2006 included our loss from operations, and a decrease in working capital of approximately $4.1 million, net of cash. We received proceeds of $10 million from our term loan in April. For the first half of 2006 we invested approximately $2.0 million in corporate development activities for residual acquisition costs related to EndX and debt financing costs related to our new senior secured credit facility. We also invested $8.2 million in intellectual property for the purchase of our minority interest in Magellan, payments for central server-based gaming development and payments for slot content. Additionally, we paid our semiannual interest payment of $2.8 million and capital expenditures of $0.1 million.

On April 20, 2006 we completed the first phase of our new credit facility, which consisted of an arrangement for a $10 million senior secured term. Proceeds from the first phase were used for completion of our minority investment in Magellan Technology Pty., Ltd., and for general working capital purposes. Outstanding principal under the facility bore interest at the prime rate of interest (currently 8.25%) plus an applicable spread of between 1% and 3%, which corresponded to the company’s senior leverage ratio at the end of each reporting period. Underwriting fees related to the facility equaled 3.5% of the total principal and warrants to purchase 200,000 shares of the Company’s common stock.

On August 4, 2006, we completed the final phase of our credit facility with an affiliate of Cerberus Capital Management, L.P., Ableco Finance LLC. The $22.5 million, three-year revolving credit facility is intended for general working capital purposes and to replace the existing $10 million facility completed in the first stage of the financing. The Company is continuing to evaluate other alternatives to retire the remainder of its Senior Secured Notes due 2008. Outstanding principal under the facility will bear interest at a reference rate of interest plus an applicable margin (currently 10.5%) or a LIBOR rate plus an applicable margin. Underwriting fees related to the facility equal 2.0% of the total principal and warrants to purchase 150,000 shares of the Company’s common stock. The terms of the new facility require the Company to comply with certain financial covenants covering senior debt leverage ratio, total debt leverage ration, minimum EBITDA, minimum cash plus availability, minimum interest coverage, and certain negative covenants.

Capital Expenditures and Other

During the six months ended June 30, 2006, we spent approximately $0.4 million for the purchase of a new enterprise-wide operations and accounting system.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

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

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We filed suit against Charles H. McCrea, Jr. on March 13, 2003 in State District Court, Clark County, Nevada to cause Mr. McCrea to repay a loan he received from the Company that had come due, including interest. McCrea counterclaimed on April 7, 2003, seeking damages in excess of $1,000,000 and the reinstatement of 265,000 incentive stock options. A portion of this matter proceeded to arbitration in 2006, and in an award dated April 26, 2006, Mr. McCrea was awarded nothing on his claims. The portion of the matter arbitrated was resolved with the payment of approximately $15,000 in arbitration costs. Another portion of this matter proceeded to a jury trial which concluded on March 28, 2006. In this jury trial, the Company was awarded approximately $176,000, and Mr. McCrea was awarded a non-punitive judgment of approximately $750,000. This portion of the matter has been resolved by a settlement between the parties. All claims related to this case are now completely resolved.

We received a complaint from Olaf Vancura, an employee, on July 18, 2005, alleging various claims associated with allegations of breach of employment agreement. A claim for the return of patents assigned to the Company has also been made. Under our agreement with Mr. Vancura, the matter is required to be handled through binding arbitration. Arbitration is now set for January 16-19, 2007.

On or about August 1, 2006, we were served with a Complaint by DTK, LLC in regards to a case pending in the Circuit Court of Harrison County, Mississippi, First Judicial District. The Complaint makes various legal claims surrounding allegations that we are responsible for damages caused by Hurricane Katrina to our former facility in Gulfport. We are investigating the claims.

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

The gaming sector is characterized by the rapid development of new technologies and continuous introduction of new products. In addition to requiring a strong pipeline of proprietary games, our success is dependent upon new product development and technological advancements, including the continued development and commercialization of the Table ID™ system, our cashless technology, table player tracking technologies, central server-based products and technologies, progressive jackpot systems and integrated management systems. The markets in which we compete are subject to frequent technological changes, and one or more of our competitors may develop alternative technologies or products for bonusing, progressive jackpots, slot accounting, cashless technology, player tracking or game promotions, or a superior game platform which may not be made available to us. While we expend a significant amount of resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products at a rapid enough pace. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.

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

Revenues from our slot and table games segment are derived primarily from the popularity of our branded table and slot games, including licensed brands such as World Series of Poker®, Caribbean Stud®, KISS®, Beach Boys®, Garfield®, and certain Hasbro brands, among others. We generally develop these games under multi-year license agreements which contain options to renew.

Any termination or failure to renew a license agreement with our branded content providers could have a material, adverse effect on our revenues and operations. For example, Hasbro declined to renew the Yahtzee and Battleship brands with us as of December 15, 2004. In addition, we are engaged in litigation with Hasbro related to a claim for past due royalties on slot game titles that we licensed from Hasbro, and we cannot assure you that this litigation will be resolved or that Hasbro will renew other license agreements with us for other Hasbro brands. For example, in the second quarter of 2006 our Clue® and Trivial Pursuit® license arrangements with Hasbro expired.

Each license agreement contains provisions that obligate us to perform in a certain manner. If we breach these obligations, the licensor may terminate the license agreement following a specified period that varies from immediate termination to thirty days, depending upon the agreement and the type of breach. In addition, any breach of our obligations may adversely affect our relationship with the licensor, as well as deter the licensor and other third parties from licensing additional brands to us. Our ability to renew certain of our license agreements for an additional term is conditioned upon our having paid minimum royalties to the licensor during the applicable initial term. If we do not generate sufficient revenues to pay the minimum royalties or otherwise are unable to renew any of our license agreements with the licensor, our future revenues may be materially reduced.

*Our failure to protect, maintain and enforce our existing intellectual property or secure, maintain and enforce such rights for new proprietary technology could adversely affect our future growth and success.

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

Our future success is also dependent upon our ability to secure our rights in any new proprietary technology that we develop. We file trademark, copyright and patent applications to protect intellectual property rights for many of our trademarks, proprietary games, gaming products and improvements to these products. For example, we applied for patents for our knowledge-based bonus features and other game enhancements which have been utilized in our Think Big® game series, which includes our Ripley’s Believe It or Not!® game. The U.S. Patent and Trademark Office has not acted upon all of these applications and may determine not to issue patents on some or all of our pending patent applications. Our failure to obtain federal protection for our patents and trademarks could cause us to become subject to additional competition and could have a material adverse effect on our future revenues and operations. In addition, any of the patents that we own, acquire or license may be determined to be invalid or otherwise unenforceable and would, in such case, not provide any protection with respect to the associated intellectual property rights.

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

Section 104 of the Sarbanes-Oxley Act of 2002 requires the Public Company Accounting Oversight Board to conduct reviews of registered public accounting firms. The Sarbanes-Oxley Act of 2002 requires the Board to conduct those inspections annually for firms that provide audit reports for more than 100 issuers. We have been informed that the PCAOB is conducting a review of BDO Seidman LLP, our predecessor independent registered public accounting firm. As part of this review, the PCAOB selected, among others, to review BDO Seidman’s audit of our financial statements as of and for the years ended December 31, 2004 and December 31, 2005. We cannot assure you that in the course of this inspection, the PCAOB will not identify information contained in our historical financial statements which it believes could have been reported differently, or the prospective impact of any such items on our financial statements.

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

Under the terms of our current arrangements with gaming operators, our installed base of games may be replaced by competing products under certain circumstances, thus ending the recurring revenue stream or arrangement with such operator. Such replacement may result from competition, changes in economic conditions, technological requirements, obsolescence or declining popularity. For example, from June 30, 2005 to June 30, 2006, our installed base of slot games under periodic fee arrangements decreased 66% from 1,024 to 349. A further decrease in our installed base of games would adversely affect our revenues and future growth. In addition, if customers replace our games and bonusing systems, our efforts to maintain and expand the number of installed proprietary games through enhancement of existing games and bonusing systems, introduction of new games and bonusing systems, and other features and the provision of superior customer service may not be successful.

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

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, the United Kingdom and Australia accounted for approximately 32.7% of our consolidated revenue for the quarter ended June 30, 2006. We expect the percentage of our international sales to continue to increase through the remainder of 2006. Accordingly, our future results could be harmed by a variety of factors, including:

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

*We may not realize the benefits we expect from the acquisitions of VirtGame and EndX.

We will need to overcome significant challenges to realize any benefits or synergies from our acquisitions of VirtGame and EndX. These challenges include the timely, efficient and successful execution of a number of post-transaction integration activities, including:

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

On June 30, 2006, our total outstanding debt was approximately $55 million. On August 4, 2006, we entered into a $22.5 million, three-year revolving credit facility to replace the existing $10 million facility we entered into in April 2006. Outstanding principal under the facility will bear interest at a reference rate of interest plus an applicable margin (currently 10.5%) or a LIBOR rate plus an applicable margin. We may incur additional debt in the future. Substantial debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on our value as follows:

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

Our performance will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Many of these factors are beyond our control. Our current annual debt service requirements are approximately $6.4 million.

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

The terms of our indebtedness require that we meet a number of financial ratios and tests on a quarterly and annual basis, including senior debt leverage ratio, total debt leverage ratio, a minimum EBITDA test, a minimum cash plus availability test and a minimum interest coverage test. Our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be affected by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness, including without limitation, our senior secured term loan and our senior secured notes. This in turn could have a material adverse effect on our operations, our revenues and thus our common stock value.

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

The market price for our common stock could decline as a result of sales by existing stockholders of large numbers of shares of our common stock or the perception that such sales may occur. Such sales of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate. Of the approximately 34.5 million shares that are outstanding as of June 30, 2006, approximately 33.8 million shares generally are freely tradable in the public market.

Additionally, as of June 30, 2006, there were outstanding options to purchase 3,168,765 of our shares and we may grant options to purchase up to an additional 1,228,537 shares under our stock option plans. Shares purchased on exercise of those options would be freely tradable in the public market, except for any that might be acquired by our officers or directors.

*If an action of an employee of one of our underwriters is held to be “gun jumping” in violation of the Securities Act of 1933 or to constitute a prospectus that does not meet the requirements of the Securities Act, we could be required to repurchase the securities sold in our 2005 common stock offering.

Prior to the effectiveness of the registration statement relating to our 2005 common stock offering, in a televised interview, an analyst with one of our underwriters, among other things recommended us as an investment choice. In addition, for a limited time, the underwriter posted a clip of the interview on its website. These actions were taken without our authorization or prior knowledge. However, these actions could be held by a court to be a violation of Section 5 of the Securities Act of 1933, or the Securities Act, in which case purchasers in our 2005 common stock offering may have the right, for a period of one year following the date of the violation, to obtain recovery of the consideration paid in connection with their purchase or, if they have already sold the shares, to sue us for damages resulting from the purchase. Although we would contest vigorously any claim that a violation of the Securities Act occurred, we cannot assure you that such a claim will not be made.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2006, we issued a warrant covering 200,000 shares of our common stock as part of the underwriting fees related to the closing of the Company’s $10 million senior secured term loan due April 19, 2007. The warrant has an exercise price of $8.47 per share. For this issuance we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (“Section 4(2)”).

On May 9, 2006, we issued an aggregate of 23,040 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $177,408. For this issuance, we relied on the exemption provided by Section 4(2).

On May 30, 2006, outstanding warrants to purchase 11,396 shares of our common stock at an exercise price of $7.371 per share were exercised pursuant to cashless exercise provisions. This resulted in the issuance of 3,423 shares of our common stock. For this issuance, we relied on the exemption provided by Section 4(2).

On June 28, 2006, we issued an aggregate of 1,500 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $11,550. For this issuance, we relied on the exemption provided by Section 4(2).

On August 4, 2006, we issued a warrant covering 150,000 shares of our common stock as part of the underwriting fees related to the closing of the Company’s $22.5 million, three-year revolving credit facility. The warrant has an exercise price of $8.42 per share. For this issuance we relied on the exemption provided by Section 4(2).

Issuer Repurchases of Equity Securities

The following table summarizes purchases of equity securities by the issuer and affiliated purchasers for the three months ended June 30, 2006:

Period	(a) Total Number of Shares (or Units Purchased)(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans for Programs
April 2006	24,384	$8.86	175,800	$2,000,000

(1)	These are repurchases of shares withheld for income tax purposes at the time of issuance of vested restricted stock awards.
(2)	On August 13, 2002 our Board of Directors authorized the purchase of up to $2.0 million of our common stock. Since the authorization of the plan, we have purchased approximately 175,800 shares of our common stock for an approximate aggregate of $484,000.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Stockholders Meeting on June 22, 2006, and two matters were voted upon. A description of each matter and tabulation of votes are as follows:

1. The following two Class 2 directors were elected to hold office until the 2009 Annual Meeting of Stockholders or until their successors are elected and qualified:

Director	Votes For	Votes Withheld
Douglas M. Todoroff	27,927,538	408,593
Maj. Gen. Paul A. Harvey (Retired)	28,174,017	162,114

The following individuals’ term of office as a director continued after the meeting: Terrance W. Oliver, Rick L. Smith, Peter G. Boynton, and Russel H. McMeekin.

2. Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The voting for the proposal was as follows:

Votes For	Votes Against	Abstentions
28,292,643	5,913	37,575

Item 6. Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.2	Amendment to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on March 28, 2006.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.4	Certificate of Designation, Rights, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company, incorporated by reference to Exhibit A of Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000.

4.1	Specimen Certificate of common stock of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-69076).

4.2	Rights Agreement, dated June 14, 1999, by and between the Company and U.S. Stock Transfer Corporation, as the Rights Agent, incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed on August 2, 2000.

4.3	Form of Warrant, dated October 22, 2003, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 9, 2004.

4.4	Warrant Agreement, dated August 22, 2001, by and among the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.5	Indenture, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors, incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.6	Guarantee, dated August 22, 2001, by and among the Guarantors named therein, incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.7	Pledge and Security Agreement, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors named therein, incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.8	Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated August 22, 2001, by and among the Company, Stewart Title of Nevada and Firstar Bank, N.A., incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.9	Trademark Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.10	Patent Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.11	Copyright Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

10.1	Amended and Restated Financing Agreement, dated as of August 4, 2006, by and among the Company, the subsidiaries of the Company thereto, the Lenders from time to time party thereto, Ableco Finance LLC, as Collateral Agent, and Ableco Finance LLC, as Administrative Agent.

10.2	Severance Agreement and Release of All Claims dated June 15, 2006 by and between the Company and its former Chief Financial Officer, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 21, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION, Registrant

By:	/s/ HEATHER A. ROLLO
Heather A. Rollo
Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the Registrant and as principal financial officer) August 9, 2006