Form 10-Q
period 2006-09-30
PROGRESSIVE GAMING INTERNATIONAL CORP
filed 2006-11-09
CIK 912241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

34,670,233	as of	November 6, 2006
(Amount Outstanding)		(Date)

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
(Amounts in thousands, except share amounts)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,742	$14,081
Accounts receivable, net of allowance for doubtful accounts of $971 and $805	17,388	12,919
Contract sales receivable, net of allowance for doubtful accounts of $1,529 and $1,529	7,955	15,670
Inventories, net of reserves of $1,807 and $1,157	10,692	10,534
Prepaid expenses	4,315	3,582

Total current assets	47,092	56,786

Contract sales and notes receivable	1,338	2,089
Property and equipment, net	5,674	4,417
Intangible assets, net	63,070	61,951
Goodwill	60,022	57,173
Other assets	11,644	3,430

Total assets	$188,840	$185,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,887	$7,681
Current portion of long-term debt and notes payable	270	287
Accrued liabilities	8,404	5,552
Customer deposits	2,064	1,224
Deferred revenues	4,333	7,620

Total current liabilities	23,958	22,364

Long-term debt and notes payable, net of unamortized discount of $677 and $954	59,468	44,071
Other long-term liabilities	739	—
Deferred tax liability	15,151	14,856

Total liabilities	99,316	81,291

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized 34,660,919 and 34,355,943 shares issued and outstanding	3,466	3,436
Additional paid-in capital	226,243	217,075
Other comprehensive income (loss)	1,815	(744)
Accumulated deficit	(140,345)	(113,886)

	91,179	105,881
Less treasury stock, 289,579 and 254,174 shares, at cost	(1,655)	(1,326)

Total stockholders’ equity	89,524	104,555

Total liabilities and stockholders’ equity	$188,840	$185,846

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Slot and table games	$6,954	$7,189	$14,173	$25,282
Interior signage	—	—	—	5,252
Systems	13,636	9,648	38,598	28,502

Total revenues	20,590	16,837	52,771	59,036

Cost of revenues:
Slot and table games	3,394	3,563	10,155	9,578
Interior signage	—	—	—	3,832
Systems	4,156	5,212	14,521	13,423

Total cost of revenues	7,550	8,775	24,676	26,833

Gross profit	13,040	8,062	28,095	32,203

Selling, general and administrative	8,526	7,497	32,381	20,554
Research and development	3,293	2,003	9,742	5,738
Depreciation and amortization	2,362	865	6,817	3,318
Net gain on disposition of non-core assets	—	—	—	(2,536)
Gain on sale of core intellectual property	—	(2,500)	—	(2,500)

	14,1181	7,865	48,940	24,574

Operating income (loss)	(1,141)	197	(20,845)	7,629
Interest expense, net	(2,110)	(2,180)	(5,614)	(6,768)

Income (loss) before income tax provision (benefit)	(3,251)	(1,983)	(26,459)	861
Income tax provision (benefit)	—	—	—	—

Net income (loss)	$(3,251)	$(1,983)	$(26,459)	$861

Weighted average common shares:
Basic	34,590	24,507	34,473	23,370

Diluted	34,590	24,507	34,473	26,162

Earnings (loss) per share:
Basic	$(0.09)	$(0.08)	$(0.77)	$0.04

Diluted	$(0.09)	$(0.08)	$(0.77)	$0.03

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2006	2005	2006	2005
Net income (loss)	$(3,251)	$(1,983)	$(26,459)	$861
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	953	61	2,559	(633)

Comprehensive income (loss)	$(2,298)	$(1,922)	$(23,900)	$228

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(26,459)	$861
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,317	2,321
Amortization	5,500	997
Provision for (recovery of) bad debts	131	(22)
Provision for (recovery of) obsolete and excess inventory	839	(32)
Amortization of debt discount and debt issue costs	1,153	809
Net loss on disposition of property and equipment	23	60
Net gain on disposition of non-core assets	—	(2,536)
Stock based compensation	5,708	273
Foreign currency transaction gain	(135)	—
Changes in assets and liabilities:
Accounts receivable	(4,341)	(1,331)
Contract sales and notes receivable	5,877	(5,443)
Inventories	(1,117)	(2,664)
Prepaid expenses and other assets	1,801	(13,193)
Trade accounts payable	1,194	(663)
Accrued expenses	2,843	(580)
Customer deposits, deferred revenues and other liabilities	(1,716)	(1,893)

Net cash used in operating activities	(7,382)	(23,036)

Cash flows from investing activities:
Purchase of property and equipment	(1,655)	(1,247)
Purchase of inventory leased to others	—	(610)
Purchase of business operations, net of cash	(6,599)	—
Proceeds from the sale of property and equipment	6	11,402
Increase in intangible assets	(5,266)	(3,945)

Net cash provided by (used in) investing activities	(13,514)	5,600

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	(114)	(67)
Principal payments on capital leases	(9)	(46)
Residual costs of equity offering	(151)	—
Proceeds from long-term debt and notes payable	15,136	—
Debt issuance costs	(2,039)	—
Purchase of treasury stock	(329)	(433)
Proceeds from short-term borrowings	—	3,000
Proceeds from issuance of common stock	1,429	10,827

Net cash provided by financing activities	13,923	13,281

Effect of exchange rate changes on cash and cash equivalents	(366)	—
Decrease in cash and cash equivalents	(7,339)	(4,155)
Cash and cash equivalents, beginning of period	14,081	12,305

Cash and cash equivalents, end of period	$6,742	$8,150

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,985	$4,337

Federal and state income taxes	$44	$154

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at September 30, 2006, and the results of its operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

Certain items reported in the prior year have been reclassified to follow the Company’s current reporting practice. Additionally, all intercompany activities have been eliminated.

Amounts disclosed in the accompanying footnote tables are shown in thousands except per share amounts, while amounts included in text are disclosed in actual amounts.

2. ACQUISITIONS / DIVESTITURES

In April 2006, the Company completed its purchase of a minority investment in Magellan Technology Pty, Ltd. of Australia (“Magellan”).

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and temporary investments with high quality institutions. At September 30, 2006, the Company had deposits with high quality institutions in excess of FDIC insured limits by approximately $6.6 million. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

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

Equity Instruments Issued to Outside Parties. The Company’s accounting policy for equity instruments issued to outside parties in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18- Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18 — Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The value of all equity instruments issued to consultants and vendors has been fully amortized. The number of uncancelled options issued to consultants at September 30, 2006, was approximately 92,500, with a range of exercise prices from $4.38 to $7.0625 per share.

During the nine months ended September 30, 2006, the Company issued warrants to purchase 350,000 shares of the Company’s common stock to Ableco Holding LLC representing a portion of the debt issue costs related to the Company’s long-term debt arrangements. Upon issuance, the fair value of these warrants was recorded as a prepaid loan fee, and is being recognized as a charge to the statement of operations on the straight-line method over the term of the debt facility. At September 30, 2006, the number of shares issuable under uncancelled warrants held by Ableco Holding LLC was 350,000. The exercise price for 200,000 of the shares is $8.47 per share, 75,000 of the shares are exercisable at $8.42 per share, and the remaining 75,000 shares have a variable strike price to be determined on or before August 4, 2007 in accordance with the terms of the warrant. The term of the warrants is seven years.

In addition, the Company previously licensed rights to intellectual property, including rights to develop and market gaming devices and associated equipment under certain Ripley and Hasbro trademarks, in exchange for warrants to purchase shares of the Company’s common stock. At September 30, 2006, the number of uncancelled warrants issued in exchange for license agreements was approximately 347,500, with a weighted average exercise price of $6.76 per share.

Software Development Capitalization. The Company previously capitalized costs related to the development of certain software products that meet the criteria under SFAS No. 86 — Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company no longer capitalizes these costs and did not capitalize any costs during the nine months ended September 30, 2006 or 2005.

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

Recently Issued Accounting Standards. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

4. RECEIVABLES AND INVENTORY

The following provides additional disclosure for selected balance sheet accounts:

Accounts receivable and contract sales receivable at September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31, 2005
(Amounts in thousands)	(Unaudited)
Accounts receivable:
Trade receivables	$17,893	$12,874
Other	466	850

	18,359	13,724
Less: allowance for bad debts	(971)	(805)

	$17,388	$12,919

Contract sales and notes receivable:
Contract sales and notes receivable	$10,822	$19,288
Less: allowance for bad debts	(1,529)	(1,529)

	$9,293	$17,759

Current portion of contract sales and notes receivable	$7,955	$15,670

Inventories at September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31, 2005
(Amounts in thousands)	(Unaudited)
Inventories:
Raw materials	$7,697	$7,384
Finished goods	4,580	4,303
Work-in-progress	222	4

Subtotal	12,499	11,691
Reserve for obsolete inventory	(1,807)	(1,157)

Total	$10,692	$10,534

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142 and SFAS No. 144, the Company performs an impairment analysis on all of its long-lived and intangible assets on an annual basis and in certain other circumstances. For indefinite lived assets including perpetual licenses and goodwill, an independent valuation is performed annually to determine if any impairment has occurred. Independent valuation tests as of September 30, 2006 did not indicate any impairment.

The net carrying value of goodwill and other intangible assets by segment as of September 30, 2006 is comprised of the following (unaudited):

	Net Amount Allocated by Segment
(Amounts in thousands)	Slot and Table Games	Systems	Corporate	Total
Goodwill	$14,838	$45,184	$—	$60,022
Indefinite life intangible asset (perpetual license)	31,276	—	—	31,276
Definite life intangible assets (see detail below)	7,764	20,812	3,218	31,794

Total	$53,878	$65,996	$3,218	$123,092

The net carrying value of goodwill ($60 million) as of September 30, 2006, is included in the geographic operations of North America ($32.9 million), Europe ($24.2 million), and Australia / Asia ($2.9 million).

Definite life intangible assets as of September 30, 2006, subject to amortization, are comprised of the following (unaudited):

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patent and trademark rights	$17,677	$(10,796)	$6,881
Software and content development costs	3,545	(533)	3,012
Licensed technology	4,565	(670)	3,895
Core technology and other proprietary rights	22,060	(4,054)	18,006

Total	$47,847	$(16,053)	$31,794

Amortization expense for definite life intangible assets was approximately $2.0 million and $5.5 million compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2006 and 2005, respectively.

6. OTHER ASSETS

Other assets at September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31, 2005
(Amounts in thousands)	(Unaudited)
Slot content	$—	$431
Deposits	569	569
Debt issue costs	4,674	1,245
Minority investments and other	6,401	1,185

Total	$11,644	$3,430

7. ACCRUED LIABILITIES

Accrued liabilities at September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31, 2005
(Amounts in thousands)	(Unaudited)
Payroll and related costs	$2,961	$1,461
Interest	2,470	863
Royalties	501	524
Restructuring and severance expense	713	308
Liability for intellectual property	—	1,500
Legal and tax	599	—
Other	1,160	896

Total	$8,404	$5,552

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

8. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

On April 20, 2006, the Company completed the first of two expected phases of securing a credit facility for completion of its minority investment in Magellan Technology Pty., Ltd., and for general working capital purposes. The first phase included an arrangement for a $10 million senior secured term loan due April 19, 2007. Outstanding principal under the facility bore interest at the prime rate of interest plus 2.25%. Underwriting fees related to the facility equaled 3.5% of the total principal and warrants to purchase 200,000 shares of the Company’s common stock. The warrants were valued using the Black-Scholes method using expected volatility of 60%, expected term of seven years, risk free rate of 4.97%, and expected dividends of zero. The fair value of these warrants is classified in Other Assets in the accompanying balance sheet.

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

Outstanding principal under the $22.5 million facility will bear interest at the prime rate of interest plus an applicable margin (currently 10.5%) or a LIBOR rate plus an applicable margin. Underwriting fees related to the facility equal 2.0% of the total principal and warrants to purchase 150,000 shares of the Company’s common stock. The warrants were valued using a binomial lattice model and a Monte Carlo model using volatility of 69.64%, derived service period of one year, risk free rate of 5.05%, and expected dividends of zero. The fair value of these warrants is classified in Other Assets in the accompanying balance sheet. The terms of the new facility require the Company to comply with certain financial covenants covering senior debt leverage ratio, total debt leverage ratio, minimum EBITDA, minimum cash plus availability, minimum interest coverage, and certain negative covenants.

As of September 30, 2006, the Company is in compliance with all debt covenants.

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

10. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of basic and diluted earnings (loss) per share:

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended September 30, 2006 (unaudited):
Net loss	$(3,251)	$(3,251)

Weighted average shares	34,590	34,590

Per share amount	$(0.09)	$(0.09)

For the three months ended September 30, 2005 (unaudited):
Net loss	$(1,983)	$(1,983)

Weighted average shares	24,507	24,507

Per share amount	$(0.08)	$(0.08)

For the nine months ended September 30, 2006 (unaudited):
Net loss	$(26,459)	$(26,459)

Weighted average shares	34,473	34,473

Per share amount	$(0.77)	$(0.77)

For the nine months ended September 30, 2005 (unaudited):
Net income	$861	$861

Weighted average shares	23,370	26,162

Per share amount	$0.04	$0.03

Dilutive stock options and warrants of approximately 0.8 million and 0.9 million for the three and nine months ended September 30, 2006, and approximately 2.5 million for the three months ended September 30, 2005, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

11. RELATED PARTY TRANSACTIONS

During the second quarter of 2006, the Company completed its purchase of a minority investment in Magellan Technology Pty., Ltd. of Australia. In connection with the Company’s exclusive global master license to use Magellan’s RFID technology in gaming worldwide, the Company purchased approximately $0.8 million of inventory from Magellan during the nine months ended September 30, 2006.

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

Both parties entered into a three year Manufacturer’s Supply Agreement at the close of the transaction, whereby MSG would purchase electronics from the Company at its standard OEM pricing. For the nine months ended September 30, 2006, MSG purchased approximately $0.3 million in electronic displays and related products from the Company.

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

From time to time, the Company purchases signage and sign related products from MSG in conjunction with its progressive jackpot systems. During the nine months ended September 30, 2006, the Company purchased approximately $0.3 million of products from MSG.

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

Business segment information for the three and nine months ended September 30, 2006 and 2005 consists of:

(Amounts in thousands) Business Unit Segments	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
Slot and table games	$6,954	$7,189	$14,173	$25,282
Interior signage	—	—	—	5,252
Systems	13,636	9,648	38,598	28,502

Total	$20,590	$16,837	$52,771	$59,036

Operating income/(loss):
Slot and table games	$3,111	$4,673	$2,343	$10,661
Interior signage	—	—	—	141
Systems	6,819	4,345	15,324	9,055
Corporate	(11,071)	(8,821)	(38,512)	(12,228)

Total	$(1,141)	$197	$(20,805)	$7,629

Depreciation and amortization
Slot and table games	$687	$494	$1,789	$2,021
Interior signage	—	—	—	237
Systems	1,238	23	3,632	27
Corporate	437	348	1,396	1,033

Total	$2,362	$865	$6,817	$3,318

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and nine months ended September 30, 2006 and 2005 consists of:

(Amounts in thousands) Geographic Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
North America	$16,015	$12,125	$39,848	$47,726
Australia / Asia	2,268	1,095	5,184	4,887
Europe	2,307	3,617	7,739	6,423

Total	$20,590	$16,837	$52,771	$59,036

Operating income (loss):
North America	$(655)	$(1,288)	$(18,924)	$5,411
Australia / Asia	550	236	952	2,017
Europe	(1,036)	1,249	(2,873)	201

Total	$(1,141)	$197	$(20,845)	$7,629

Depreciation and amortization
North America	$1,682	$784	$4,856	$3,060
Australia / Asia	87	51	243	158
Europe	593	30	1,718	100

Total	$2,362	$865	$6,817	$3,318

13. GUARANTOR FINANCIAL STATEMENTS

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2006 (unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,845	$—	$2,897	$—	$6,742
Accounts receivable, net	14,311	210	2,867	—	17,388
Contracts receivable, net	15	7,581	359	—	7,955
Inventories, net	8,909	—	1,783	—	10,692
Other current assets	3,897	49	369	—	4,315

Total current assets	30,977	7,840	8,275	—	47,092
Contract sales and notes receivable	—	776	562	—	1,338
Property and equipment, net	4,778	131	765	—	5,674
Goodwill and intangible assets, net	44,555	41,463	37,074	—	123,092
Investments in and loans to subsidiaries	82,444	—	—	(76,444)	6,000
Other assets	5,585	56	3	—	5,644

Total assets	$168,339	$50,266	$46,679	$(76,444)	$188,840

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$20,441	$92	$3,425	$—	$23,958
Intercompany transactions	(10,059)	(415)	10,474	—	—

Total current liabilities	10,382	(323)	13,899	—	23,958
Long-term debt, net	59,458	—	10	—	59,468
Other long-term liabilities	739	—	19,681	(19,681)	739
Deferred tax liability	8,236	3,413	3,502	—	15,151
Stockholders’ equity (deficit)	89,524	47,176	9,587	(56,763)	89,524

Total liabilities and stockholders’ equity (deficit)	$168,339	$50,266	$46,679	$(76,444)	$188,840

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2005
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,387	$(117)	$1,811	$—	$14,081
Accounts receivable, net	9,311	1,047	2,561	—	12,919
Contracts receivable, net	7,761	5,188	2,721	—	15,670
Inventories, net	6,017	3,386	1,131	—	10,534
Other current assets	2,443	807	332	—	3,582

Total current assets	37,919	10,311	8,556	—	56,786
Contract sales and notes receivable	2,000	89	—	—	2,089
Property and equipment, net	3,437	287	693	—	4,417
Goodwill and intangible assets, net	51,976	32,098	35,050	—	119,124
Investments in and loans to subsidiaries	73,427	—	—	(73,427)	—
Other assets	3,309	144	(23)	—	3,430

Total assets	$172,068	$42,929	$44,276	$(73,427)	$185,846

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$15,731	$3,447	$3,186	$—	$22,364
Intercompany transactions	(499)	(9,080)	4,480	5,099	—

Total current liabilities	15,232	(5,633)	7,666	5,099	22,364
Long-term debt, net	44,045	—	26	—	44,071
Other long-term liabilities	—	—	22,307	(22,307)	—
Deferred tax liability	8,236	3,413	3,207	—	14,856
Stockholders’ equity (deficit)	104,555	45,149	11,070	(56,219)	104,555

Total liabilities and stockholders’ equity (deficit)	$172,068	$42,929	$44,276	$(73,427)	$185,846

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2006 (unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$9,782	$6,357	$4,576	$(125)	$20,590
Cost of revenues	2,837	2,726	2,112	(125)	7,550
Other operating expenses	10,251	980	2,950	—	14,181

Operating income (loss)	(3,306)	2,651	(486)	—	(1,141)
Equity in earnings of subsidiaries	1,889	—	—	(1,889)	—
Interest expense, net	(1,834)	—	(276)	—	(2,110)

Income (loss) before income tax provision	(3,251)	2,651	(762)	(1,889)	(3,251)
Income tax provision	—	—	—	—	—

Net income (loss)	$(3,251)	$2,651	$(762)	$(1,889)	$(3,251)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2005 (unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$7,743	$4,383	$4,711	$—	$16,837
Cost of revenues	4,144	2,881	1,750	—	8,775
Other operating expenses	8,457	434	1,474	—	10,365
Gain on sale of core intellectual property	—	(2,500)	—	—	(2,500)

Operating income (loss)	(4,858)	3,568	1,487	—	197
Equity in earnings of subsidiaries	5,053	—	—	(5,053)	—
Interest expense, net	(2,178)	—	(2)	—	(2,180)

Income (loss) before income tax provision	(1,983)	3,568	1,485	(5,053)	(1,983)
Income tax provision	—	—	—	—	—

Net income (loss)	$(1,983)	$3,568	$1,485	$(5,053)	$(1,983)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2006 (unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$31,004	$8,968	$12,924	$(125)	$52,771
Cost of revenues	12,066	7,119	5,616	(125)	24,676
Other operating expenses	37,248	2,463	9,229	—	48,940

Operating loss	(18,310)	(614)	(1,921)	—	(20,845)
Equity in earnings (loss) of subsidiaries	(3,259)	—	—	3,259	—
Interest expense, net	(4,890)	78	(802)	—	(5,614)

Income (loss) before income tax provision	(26,459)	(536)	(2,723)	3,259	(26,459)
Income tax provision	—	—	—	—	—

Net income (loss)	$(26,459)	$(536)	$(2,723)	$3,259	$(26,459)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2005 (unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$41,974	$9,945	$7,117	$—	$59,036
Cost of revenues	10,354	10,328	6,151	—	26,833
Other operating expenses	24,145	2,552	2,913	—	29,610
Net gain on disposition of non-core assets	(2,536)	—	—	—	(2,536)
Gain on sale of core intellectual property	—	(2,500)	—	—	(2,500)

Operating income (loss)	10,011	(435)	(1,947)	—	7,629
Equity in earnings (loss) of subsidiaries	(2,384)	—	—	2,384	—
Interest expense, net	(6,766)	—	(2)	—	(6,768)

Income (loss) before income tax provision	861	(435)	(1,949)	2,384	861
Income tax provision	—	—	—	—	—

Net income (loss)	$861	$(435)	$(1,949)	$2,384	$861

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Nine Months Ended September 30, 2006 (unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Net cash provided by (used in) operating activities	$(9,746)	$122	$2,242	$—	$(7,382)

Cash flows from investing activities:
Purchase of property and equipment	(1,467)	(5)	(183)	—	(1,655)
Purchase of business operations, net of cash	(6,000)	—	(599)	—	(6,599)
Proceeds from sale of property and equipment	5	—	1	—	6
Increase in intangibles	(5,266)	—	—	—	(5,266)

Net cash used in investing activities	(12,728)	(5)	(781)	—	(13,514)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(114)	—	(9)	—	(123)
Residual costs of equity offering	(151)	—	—	—	(151)
Proceeds from long-term debt and notes payable	15,136	—	—	—	15,136
Debt issuance costs	(2,039)	—	—	—	(2,039)
Purchase of treasury stock	(329)	—	—	—	(329)
Proceeds from issuance of common stock	1,429	—	—	—	1,429

Net cash provided by (used in) financing activities	13,932	—	(9)	—	13,923

Effect of exchange rate changes on cash and cash equivalents	—	—	(366)	—	(366)
Increase (decrease) in cash and cash equivalents	(8,542)	117	1,086	—	(7,339)
Cash and cash equivalents, beginning of period	12,387	(117)	1,811	—	14,081

Cash and cash equivalents, end of period	$3,845	$—	$2,897	$—	$6,742

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Nine Months Ended September 30, 2005 (unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim- inations	Consolidated
Net cash provided by (used in) operating activities	$(20,916)	$(4,690)	$2,570	$—	$(23,036)

Cash flows from investing activities:
Purchase of property and equipment	(1,047)	(131)	(69)	—	(1,247)
Purchase of inventory leased to others	—	(610)	—	—	(610)
Proceeds from sale of property and equipment	5,951	5,451	—	—	11,402
Increase in intangibles	(451)	(21)	(3,473)	—	(3,945)

Net cash provided by (used in) investing activities	4,453	4,689	(3,542)	—	5,600

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(51)	—	(62)	—	(113)
Proceeds from issuance of common stock	10,827	—	—	—	10,827
Proceeds from short-term borrowings	3,000	—	—	—	3,000
Purchase of treasury stock	(433)	—	—	—	(433)

Net cash provided by (used in) financing activities	13,343	—	(62)	—	13,281

Increase (decrease) in cash and cash equivalents	(3,120)	(1)	(1,034)	—	(4,155)
Cash and cash equivalents, beginning of period	7,532	1	4,772	—	12,305

Cash and cash equivalents, end of period	$4,412	$—	$3,738	$—	$8,150

14. STOCK-BASED COMPENSATION

At September 30, 2006, the Company has stock-based employee and director compensation plans, which are described below. On January 1, 2006, PGIC adopted the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The compensation cost charged against income for stock-based compensation was $0.9 million and $34,000 for the three months ended September 30, 2006 and 2005, respectively, and $5.7 million and $34,000 for the nine months ended September 30, 2006 and 2005, respectively. No stock-based compensation cost was capitalized in inventory during the first nine months of fiscal 2006. The Company adopted FAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The results for the prior periods have not been restated.

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

The adoption of FAS 123(R) had no effect on cash flow from operations or cash flow from financing activities for the nine months ended September 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FAS 123(R) to stock-based compensation granted under the Company’s plans for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the fair value of option grants is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the vesting periods.

(Amounts in thousands, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)
Net income (loss), as reported	$(1,983)	$861
Add: Total stock-based compensation expense included in net income	34	34
Deduct: Total stock-based compensation expense determined under fair value method	(842)	(1,916)

Pro forma net loss	$(2,791)	$(1,021)

Earnings per share:
As reported -
Basic	$(0.08)	$0.04

Diluted	$(0.08)	$0.03

Pro forma -
Basic	$(0.11)	$(0.04)

Diluted	$(0.11)	$(0.04)

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

Option Valuation Assumptions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Expected volatility	60%	60%	60%	60%
Expected dividends	—	—	—	—
Expected term (in years)	4.5	6.0	4.5	6.1
Risk free rate	4.77%	4.18%	4.73%	4.03%

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

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to the Company’s employees, directors and consultants. Options issued under the plan are generally granted with an exercise price equal to the fair market value on the date of grant, become exercisable at the rate of 1/48th per month, and have a term of seven years. Restricted stock awards granted under the plan typically vest at the rate of one-third per year on each of the first through third anniversaries of the date of grant. The 2005 Equity Incentive Plan, which was adopted during 2005, is intended as the successor to the Company’s Stock Option Plan, Employee Stock Incentive Plan, and New Hire Equity Inventive Plan (the “predecessor plans”). As of September 30, 2006, the aggregate number of shares of the Company’s common stock that may be issued under the 2005 Equity Incentive Plan is 1,742,384, subject to certain increases from time to time as set forth in that plan.

At September 30, 2006, the Company had outstanding restricted stock awards which were granted under the 2005 Equity Incentive Plan and the predecessor plans. Restricted stock awards granted under the 2005 Equity Incentive Plan typically vest ratably over a service period of three years, and compensation expense is based upon the grant date fair value, calculated as the quoted market price of the Company’s stock on the grant date times the number of shares expected to vest. Restricted stock awards granted under the predecessor plans generally vest ratably over a period of three years, subject to the achievement of target market prices for the Company’s stock, and have a term of ten years. Compensation cost for these awards is based upon the number of shares expected to vest, times the quoted market price of the Company’s stock on the accounting measurement date, which is typically the date on which both the service condition and target market price condition have been met.

A summary of activity under the 2005 Equity Incentive Plan and the predecessor plans as of September 30, 2006, and changes during the nine months then ended is presented below:

	Nine Months Ended September 30, 2006 (unaudited)
(Share amounts in thousands)	Number of Shares	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Options:
Outstanding at December 31, 2005	2,274	$7.55
Granted	493	7.75
Exercised	(94)	5.25
Forfeited or expired	(142)	6.91

Outstanding at September 30, 2006	2,531	$7.66	6.4	$4,347

Exercisable at September 30, 2006	1,147	$6.88	5.3	$2,583

(Share amounts in thousands)	Number of Shares	Wtd. Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2005	392	$11.33
Granted	173	8.68
Vested	(94)	11.93
Forfeited or cancelled	(142)	6.40

Outstanding at September 30, 2006	329	$11.89

On September 30, 2006, the Company cancelled 142,000 restricted share awards granted under the prior restricted stock plans and issued an equal number of replacement awards under the 2005 Equity Incentive Plan that vest one-third annually over a three year period. As a result of this exchange, the Company will recognize incremental compensation cost of approximately $0.3 million over the three year vesting period of the replacement awards.

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

A summary of option activity under the Director Stock Option Plan as of September 30, 2006, and changes during the nine months then ended is presented below:

	Nine Months Ended September 30, 2006 (unaudited)
(Share amounts in thousands)	Number of Shares	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	357	$6.68
Granted	95	8.50
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2006	452	$7.06	6.7	$966

Exercisable at September 30, 2006	277	$5.87	5.3	$780

Additional Share-Based Compensation Information

(Amounts in thousands, except per share amounts)	Nine Months Ended September 30, 2006
(unaudited)
2005 Equity Incentive Plan Options:
Weighted average grant date fair value per share of options granted during the period	$4.12
Total fair value of options that vested during the period	$3,245

Director Stock Option Plan:
Weighted average grant date fair value per share of options granted during the period	$4.54
Total fair value of options that vested during the period	$252

Cash received during the nine months ended September 30, 2006 and 2005 from option exercises under all share-based payment arrangements was $0.5 million and $2.6 million, respectively.

The total unrecognized compensation cost related to nonvested options and restricted stock awards under all share-based compensation plans at September 30, 2006 was approximately $8.6 million. That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

GENERAL INFORMATION

We develop, acquire and distribute table and slot game content as well as software products to meet the needs of gaming operators worldwide. Our business consists of two reportable segments:

•	Table and Slot Games. Our table and slot games segment develops, acquires, licenses and distributes proprietary and non-proprietary branded and non-branded table and slot games. Our recurring slot and table revenues primarily consist of: (i) fixed periodic rental fees, (ii) periodic revenue share arrangements for a percentage of the “net win” (“net win” produced by a gaming device is defined as the gross revenue minus all jackpots, payouts and any approved claims) or (iii) periodic license fees for proprietary game content provided to third parties for use on their game hardware. Our non-recurring slot and table revenues primarily consist of (i) the sale of our game hardware, (ii) the perpetual license of our proprietary content, or (iii) license fees for the use of our game patents.

•	Systems. Our systems segment develops and sells management and progressive jackpot systems. These systems enable casinos to track the wagers placed by both table and slot players, accurately account for the performance of each table and slot game and implement progressive jackpots. Our sports wagering systems allow patrons to engage in sports wagering activities at the sports book and directly from a gaming machine or remote device. Systems revenues are primarily comprised of software, hardware and support services, which comprise both upfront payments as well as recurring fees.

Previously, our interior signage segment manufactured and sold interior casino signage and related products. Effective May 2, 2005, we completed the sale of our interior sign division to MSG Acquisitions, LLC. Accordingly, no revenues and expenses related to signs, displays and slot glass are reflected in the results of operations subsequent to this date.

Included in slot and table games and systems revenues are periodic license fees we receive for the license of intellectual property, software and content. Overall periodic license fees averaged approximately 30% and 29% of total revenues for the three and nine months ended September 30, 2006.

Amounts disclosed in the accompanying tables are shown in thousands except per share amounts, while amounts included in text are disclosed in actual amounts. All percentages reported are based on those rounded numbers.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and 2005

Revenues and cost of revenues

(in thousands)	2006	2005
Revenues
Slot and table games	$6,954	$7,189
Interior signage	—	—
Systems	13,636	9,648

Total revenues	$20,590	$16,837

Cost of revenues:
Slot and table games	$3,394	$3,563
Interior signage	—	—
Systems	4,156	5,212

Total cost of revenues	$7,550	$8,775

Gross profit	$13,040	$8,062

Overview. In December 2004, we announced our intent to focus our business on game content and technology and have completed several strategic transactions since this decision. These transactions have provided us with new products and intellectual property necessary to enable us to focus on our strategic initiatives. Historically, our product revenues consisted of the sale of custom interior signage and daily fees from slot and table leases. The majority of our revenues today are generated from modular and integrated solutions for slot, table, sports and other types of legalized wagering in casino gambling venues.

Key business metrics used by Company management include:

(i)	Slot and table management system installed base, representing the number of slot machines or table games that are connected to the Company’s systems products.

(ii)	Slot machine and table games installed base, representing the number of slot games or table games devices that generate fixed or daily fees for the Company.

(iii)	Win per device per day, representing the net revenues the Company earns from each gaming device or system.

Systems. Systems revenues in the third quarter of 2006 were $13.6 million, representing an increase of 41% over the third quarter of 2005. This marks the highest level of systems revenues in the Company’s history. Systems revenues increased compared to the third quarter of 2005 as a result of growth in product installations and ongoing daily fees as well as higher licensing revenues. In September 2006, the Company installed its CasinoLink® systems and the new 13.56 megahertz RFID systems for fraud detection in new casino properties in Macau. The Company expects continued growth in systems revenues in Asia and other international markets such as Europe, the Baltics and Australia. In September 2006, the Company commenced its planned North America installations of CasinoLink® Jackpot System (CJS ) and Table iDTM (a product of the Intelligent Table System TM initiative). These scheduled installations are also expected to grow systems revenues in the fourth quarter of 2006 and the fiscal year 2007.

Our table systems installed base, which includes our legacy TableLink® system and Table iDTM (a product of the Intelligent Table System TM initiative), increased to 2,530 as of September 30, 2006 from 1,989 as of June 30, 2006. The increase is primarily due to the RFID system installations described above. Our slot management installed base, which includes our CJS product and our CasinoLink® systems, also increased by approximately 200 devices from June 30, 2006 primarily from the installation of a new CasinoLink® system in Macau. Our installed base of slot management systems and table management systems generally generates daily recurring revenue fees.

Slot and table games. Slot and Tables revenues were $7.0 million in the third quarter of 2006 compared to $7.2 million in the third quarter of 2005. Excluding the $3.5 million table patent license agreement with Shuffle Master, Inc., slot and table revenues were relatively consistent with revenues in the first and second quarter of 2006. The table games installed base increased by approximately 50 games over the second quarter of 2006 and our installed base of Texas Hold’Em Bonus™ poker / World Series of Poker® increased to over 300 games. Table revenues are expected to increase in 2007 with the roll-out of the progressive version of Texas Hold’Em Bonus™ poker / World Series of Poker® in major North American jurisdictions and progressive Baccarat in international jurisdictions, including Macau.

Slot revenues declined to $1.8 million in the third quarter of 2006 compared to $2.7 million in the third quarter of 2005. The primary reason for this decrease is the transition of our legacy slot route to central-server gaming. As part of the transition described above, we announced our intent to shift our focus from legacy slot machine leases to central server based gaming systems. Our average slot route installed base earning daily fees has decreased to 230 units for the nine months ended September 30, 2006 from 639 units for the nine months ended September 30, 2005.

For the three months ended September 30, 2006, our table revenues were $5.2 million, compared to $4.5 million in the three months ended September 30, 2005. Excluding license revenues for game content and patents, our table revenues decreased as a result of lower daily fees.

Gross margins. Gross margins in the third quarter of 2006 were 63%, compared to 48% in the third quarter of 2005. Gross margins improved as a result of higher licensing revenues, an increase in upfront systems revenues and a larger recurring revenue base resulting from systems installations.

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2006	2005
Total revenue	$20,590	$16,837
Cost of revenue	7,550	8,775

Gross profit	13,040	8,062
SG&A expense	8,526	7,497
R&D expense	3,293	2,003
Depreciation and amortization	2,362	865
Gain on sale of core intellectual property	—	(2,500)

	14,181	7,865
Income (loss) from operations	(1,141)	197
Interest expense	(2,110)	(2,180)

Loss before income tax provision	(3,251)	(1,983)
Income tax provision	—	—

Net loss	$(3,251)	$(1,983)

Net loss per fully-diluted share	$(0.09)	$(0.08)

Selling, general and administrative expense (“SG&A”). SG&A expenses for the third quarter of 2006 increased to $8.5 million from $7.5 million for the third quarter of 2005. The increase is primarily due to stock compensation expense of $0.7 million included in the third quarter of 2006. Effective January 1, 2006, we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application, and therefore, results for prior periods have not been restated. SFAS 123(R) requires that all stock-based compensation, including stock and stock-based awards to employees, be valued at fair value and recorded as a charge to income over the related service period.

Selling, general and administrative expense in the third quarter of 2006 was also impacted by higher compliance costs from the regulatory approval of the Rapid Bet Live™ wireless product and the World Series of Poker® for our “Peer to Peer” Texas Hold’em System. The Rapid Bet Live™ wireless product was approved for a live field trial in Nevada in November 2006 and we anticipate submitting the World Series of Poker® for our “Peer to Peer” Texas Hold’em System for regulatory approval during the fourth quarter of 2006. As a result of this ongoing submission activity, we anticipate our compliance costs will continue to be significant.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. R&D expenses increased by $1.3 million in the third quarter of 2006 compared to the third quarter of 2005. We currently believe we are at optimal staffing levels with our R&D, but will continue to experience some variability due to third-party costs related to the submission and approval of new products.

Depreciation and amortization. Depreciation and amortization increased from $0.9 million in the third quarter of 2005 to $2.4 million in the third quarter of 2006. The increase is due primarily to the additional amortization from our VirtGame and EndX acquisitions in the fourth quarter of 2005.

Interest expense. Our interest expense primarily includes interest costs and amortization from our $45 million of 11.875% Senior Secured Notes due 2008 and our senior secured credit facility. Interest expense in the third quarter of 2006 was consistent with interest in the third quarter of 2005.

Income taxes. During the three months ended September 30, 2006 and 2005, the tax benefit generated from our losses was fully reserved due to our net operating loss position.

Earnings (loss) per share. During the third quarter of 2006, we incurred a loss per fully-diluted share of $0.09 compared to a loss of $0.08 in the prior year period based on weighted average shares of approximately 34.6 million in 2006 and 24.5 million of weighted average diluted shares in 2005. Our loss per share in the third quarter of 2006 was impacted by a significant increase to our weighted average share count from our follow-on equity offering in November 2005.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2006 and 2005

Revenues and cost of revenues

(in thousands)	2006	2005
Revenues
Slot and table games	$14,173	$25,282
Interior signage	—	5,252
Systems	38,598	28,502

Total revenues	$52,771	$59,036

Cost of revenues:
Slot and table games	$10,155	$9,578
Interior signage	—	3,832
Systems	14,521	13,423

Total cost of revenues	$24,676	$26,833

Gross profit	$28,095	$32,203

Systems. Systems revenues for the nine months ended September 30, 2006 increased by approximately $10.1 million, or 35% as a result of higher slot and table management systems revenues.

Slot and table games. Slot and table revenues decreased in the first nine months of 2006 compared to the same period in 2005 as a result of the transition of our legacy slot route and lower average daily fees from our table games route due primarily to a higher mix of our non-progressive table games leases.

Interior signage. Effective May 2, 2005, we completed the sale of our interior sign division to MSG Acquisitions, LLC. Accordingly, no revenues and expenses related to signs, displays and slot glass are reflected in the results of operations subsequent to this date.

Gross margins. Our margins were 53% for the nine months ended September 30, 2006 compared to 55% for the nine months ended September 30, 2005. On July 1, 2006, the European Union adopted the RoHS initiative (restriction of the use of certain hazardous substances in electrical and electronic equipment). This initiative is expected to be adopted in other jurisdictions, including the United States during 2007. As a result of the adoption of this initiative, we completed a comprehensive analysis of our inventories during the second quarter of 2006. Our review resulted in an increase to our obsolete inventory reserves of $0.9 million.

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2006	2005
Total revenue	$52,771	$59,036
Cost of revenue	24,676	26,833

Gross profit	28,095	32,203
SG&A expense	32,381	20,554
R&D expense	9,742	5,738
Depreciation and amortization	6,817	3,318
Net gain on disposition of non-core assets	—	(2,536)
Gain on sale of core intellectual property	—	(2,500)

	48,940	24,574
Income (loss) from operations	(20,845)	7,629
Interest expense	(5,614)	(6,768)

Income (loss) before income tax provision	(26,459)	861
Income tax provision	—	—

Net income (loss)	$(26,459)	$861

Net income (loss) per fully-diluted share	$(0.77)	$0.03

Selling, general and administrative expense (“SG&A”). SG&A expenses increased to $32.4 million from $20.6 million for the nine months ended September 30, 2006 and 2005, respectively. This increase is primarily due to charges of $6.4 million for severance, restructuring and legal settlements and over $4.8 million related to stock based compensation, which were both recorded in the nine months ended September 30, 2006.

Effective January 1, 2006, we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application, and therefore, results for prior periods have not been restated. SFAS 123(R) requires that all stock-based compensation, including stock and stock-based awards to employees, be valued at fair value and recorded as a charge to income over the related service period. For the quarter ended June 30, 2006, we recorded approximately $1.2 million of charges for share-based compensation, including $1 million for our SG&A departments and $0.2 million for our R&D department.

During the second quarter of 2006, we recorded certain charges for certain legal and tax matters, severance for a former executive officer and the restructuring of our international offices.

On June 16, 2006, the Company entered into a separation agreement with the former CFO, resulting in charges of $0.9 million for severance and $0.9 million for stock compensation expense.

Due to the proliferation of gaming in Asia, particularly Macau, we have restructured our international operations to align the Company with changing market opportunities in this region of the world. As a result of this restructuring, we have commenced the closure of our office in Oxford, England and are in the process of relocating certain key employees to Macau. We recognized $0.3 million of charges related to this restructuring during the quarter ended June 30, 2006.

During the second quarter of 2006 we recorded approximately $1.5 million of charges related to certain legacy legal and tax matters in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. R&D expense increased to $9.7 million for the nine months ended September 30, 2006 from $5.7 million for the nine months ended September 30, 2005. Throughout 2005 and early 2006, we increased our R&D spending to meet our product development timelines and achieve our strategic initiatives.

Depreciation and amortization. Depreciation and amortization increased by $3.5 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase is primarily due to the additional amortization from the VirtGame and EndX acquisitions in the fourth quarter of 2005, partially offset by a decline in our slot depreciation as a result of a write-down of those assets in June 2005.

Interest expense. Interest expense decreased $1.2 million from $6.8 million to $5.6 million for the nine months ended September 30, 2005 and September 30, 2006, respectively, primarily due to partial extinguishment of $20 million of our Senior Secured Notes in December of 2005. Interest expense primarily includes interest costs and amortization from our $45 million of 11.875% Senior Secured Notes due 2008 and our senior secured credit facility.

Income taxes. During the nine months ended September 30, 2006, the tax benefit generated from our losses was fully reserved due to our net operating loss position. We did not record a tax provision for the nine months ended September 30, 2005 due to the utilization of our previously reserved net operating loss carryforwards.

Earnings (loss) per share. For the nine months ended September 30, 2006, we incurred a loss per fully-diluted share of $0.77 compared to earnings of $0.03 in the prior year period based on weighted average shares of approximately 34.5 million in 2006 and 26.2 million of weighted average diluted shares in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by approximately $7.4 million during the nine months ended September 30, 2006 from $14.1 million to $6.7 million. This change resulted from cash used in operations of $7.4 million, cash used in investing activities of $13.5 million, cash provided by financing activities of $13.9 million and a $0.4 million decrease in cash and cash equivalents from the effect of changes in foreign currency exchange rates.

Significant components of our cash flows for the nine months ended September 30, 2006 were a $7.4 million decrease in cash from operations, proceeds of approximately $15.1 million from our new senior secured credit facility, payment of approximately $2 million of financing costs related to the new credit facility, investments of approximately $7 million for residual acquisition costs related to EndX and our purchase of a minority interest in Magellan, investments of approximately $5.3 million for central server-based gaming development, slot content and other intellectual property, treasury stock purchase of approximately $0.3 million, and capital expenditures of approximately $0.5 million related to our new ERP system.

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

On August 4, 2006, we completed the final phase of our credit facility with an affiliate of Cerberus Capital Management, L.P., Ableco Finance LLC. The $22.5 million, three-year revolving credit facility is intended for general working capital purposes and to replace the existing $10 million facility completed in the first stage of the financing. The Company is continuing to evaluate other alternatives to retire the remainder of its Senior Secured Notes due 2008. Outstanding principal under the facility will bear interest at a reference rate of interest plus an applicable margin (currently 10.5%) or a LIBOR rate plus an applicable margin. Underwriting fees related to the facility equal 2.0% of the total principal and warrants to purchase 150,000 shares of the Company’s common stock. The terms of the new facility require the Company to comply with certain financial covenants covering senior debt leverage ratio, total debt leverage ratio, minimum EBITDA, minimum cash plus availability, minimum interest coverage, and certain negative covenants.

The company is continuing to evaluate other alternatives to retire the remainder of its Senior Secured Notes due 2008.

Capital Expenditures and Other

During the nine months ended September 30, 2006, we spent approximately $0.5 million for the purchase of a new enterprise-wide operations and accounting system.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

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

During the three months ended September 30, 2006, the following changes in the Company’s internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•	On August 1, 2006, the Company implemented a new enterprise wide system in its Americas locations. The system automated certain controls in the accounting and operations functions.

The Company is in the process of evaluating whether the significant changes noted above are operating effectively in preparation for management’s annual assessment of internal controls over financial reporting.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Commencing on November 28, 2005, four similar purported class action complaints were filed in the United States District Court for the District of Nevada naming us and two of our officers as defendants, and seeking unspecified money damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”). The complaints all alleged that during a “class period” beginning in early 2005 and ending on October 19, 2005, the defendants misled the Company’s investors concerning the prospective application of SFAS 153 to our financial statements for the third quarter of 2005. The complaints were consolidated into a single action, and an amended complaint was filed on April 13, 2006. The amended complaint added allegations that the registration statement filed by us in connection with the acquisition of VirtGame Corp. did not accurately represent our historical financial results for the period from 2000 through the first quarter of 2005, and added a claim that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“Securities Act”) in connection with the registration Statement. Defendants moved to dismiss the amended complaint, and on September 1, 2006, the court issued an order granting the motion in part and denying it in part. The court dismissed, with leave to amend, the claims for violation of Sections 10(b) and 20(a) of the Exchange Act and Section 12(a)(2) of the Securities Act. The court held that the claims for violation of Sections 11 and 15 of the Securities Act had been sufficiently pleaded and could proceed. By agreement of the parties, pending court approval, the time for plaintiffs to file an amended complaint has been extended to mid-November, 2006. The case is at an early stage; no discovery has been conducted and no trial date has been set.

We received a complaint from Olaf Vancura, a former employee, on July 18, 2005, alleging various claims associated with allegations of breach of an employment agreement. A claim for the return of patents assigned to us has also been made. Under our agreement with Mr. Vancura, the matter is required to be handled through binding arbitration. The arbitration dates have been changed to March 13-16, 2007.

On or about August 1, 2006, we were served with a Complaint by DTK, LLC in regards to a case pending in the Circuit Court of Harrison County, Mississippi, First Judicial District. The Complaint makes various legal claims surrounding allegations that we are responsible for damages caused by Hurricane Katrina to our former facility in Gulfport. We are investigating the claims. Trial on this case has been set to occur within a three week period starting on September 10, 2007.

We were sued by Derek Webb and related plaintiffs in the U.S. District Court, Southern District of Mississippi, Jackson Division, in a case filed on December 27, 2002. The plaintiffs allege state law interference with business relations claims and federal antitrust violations and contend that we illegally restrained trade and attempted to monopolize the proprietary table game market in the United States. Plaintiffs seek monetary damages, penalties and attorneys’ fees in excess of several million dollars, and injunctive relief. Trial on this case has been set for January 3, 2007.

We were sued by Paltronics, Inc. in the U.S. District Court District of Nevada in a case filed on August 26, 2006. Paltronics alleges patent infringement in regards to an embodiment of multi screen presentations that we sell as an add on module for slot machines. We believe that we are well positioned to defend against this claim.

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

*If our remaining brand license agreements with content providers are terminated or are not renewed, or if we breach our obligations under any license agreement, our revenues could be reduced.

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

Each license agreement contains provisions that obligate us to perform in a certain manner. If we breach these obligations, the licensor may terminate the license agreement following a specified period that varies from immediate termination to thirty days, depending upon the agreement and the type of breach. In addition, any breach of our obligations may adversely affect our relationship with the licensor, as well as deter the licensor and other third parties from licensing additional brands to us. Our ability to renew certain of our license agreements for an additional term may be conditioned upon our having paid minimum royalties to the licensor during the applicable initial term. If we do not generate sufficient revenues to pay the minimum royalties or otherwise are unable to renew any of our license agreements with the licensor, our future revenues may be materially reduced.

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

Significant litigation regarding intellectual property exists in our industry. Competitors and other third parties may infringe our intellectual property rights. Alternatively, competitors may allege that we have infringed their intellectual property rights. For example, Interactive Systems Worldwide, Inc. sued us for patent infringement in the fourth quarter of 2005. Any claims, even those made by third parties which are without merit, could:

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

Our future success depends upon our ability to obtain licenses for popular intellectual properties. World Series of Poker®, KISS®, Ripley’s Believe It Or Not!®, Garfield®, and Wink’s Survey of America® are among the intellectual properties that we currently license from third parties. We may not be successful in obtaining licenses for popular intellectual properties. Even if we are successful in these efforts, we may not have the ability to adapt or deploy them for the development of casino games, or be able to control or accurately predict the timing or cost of such development efforts or the commercial success of the resulting games.

*The Public Company Accounting Oversight Board, or PCAOB, is conducting an inspection of our external auditors BDO Seidman LLP and their audit of our financial statements as of and for the years ended December 31, 2004 and December 31, 2005.

Section 104 of the Sarbanes-Oxley Act of 2002 requires the Public Company Accounting Oversight Board, or PCAOB, to conduct reviews of registered public accounting firms. The Sarbanes-Oxley Act of 2002 requires the PCAOB to conduct those inspections annually for firms that provide audit reports for more than 100 issuers. We have been informed that the PCAOB is conducting a review of BDO Seidman LLP, our predecessor independent registered public accounting firm. As part of this review, the PCAOB selected, among others, to review BDO Seidman’s audit of our financial statements as of and for the years ended December 31, 2004 and December 31, 2005. Recently, we were informed that, as part of its review of BDO Seidman’s audit of our financial statements as of and for the years ended December 31, 2004, the PCAOB has issued to BDO Seidman a draft comment regarding the manner in which we recognized certain revenue in connection with a strategic licensing transaction we entered into in 2004.

We believe that our accounting method for this transaction is correct. Also, we have been informed by BDO Seidman that it continues to believe that our accounting method for this transaction is correct. In an effort to resolve the issue raised by the PCAOB, we intend to review this matter with the staff of the Securities and Exchange Commission (SEC) under the established guidelines for “Consulting with the Office of the Chief Accountant”. However, we cannot assure you that the SEC will concur with our accounting method for this transaction. In the event the SEC determines that a different method should have been used to report this financial information, we may be required to recognize this revenue in a manner different than what has been recorded in our historical financial statements. In addition, the PCAOB’s inspection of BDO Seidman is ongoing and there can be no assurance as to when it will be completed. Further, we cannot assure you that in the course of this inspection, the PCAOB will not identify additional information contained in our historical financial statements which it believes could have been reported differently, or the impact of any such items on our historical or future financial statements.

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

Under the terms of our current arrangements with gaming operators, our installed base of games may be replaced by competing products under certain circumstances, thus ending the recurring revenue stream or arrangement with such operator. Such replacement may result from competition, changes in economic conditions, technological requirements, obsolescence or declining popularity. For example, from June 30, 2005 to September 30, 2006, our installed base of slot games under periodic fee arrangements decreased 69% from 1,024 to 317. A further decrease in our installed base of games would adversely affect our revenues and future growth. In addition, if customers replace our games and bonusing systems, our efforts to maintain and expand the number of installed proprietary games through enhancement of existing games and bonusing systems, introduction of new games and bonusing systems, and other features and the provision of superior customer service may not be successful.

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

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, the United Kingdom and Australia accounted for approximately 37.2% of our consolidated revenue for the quarter ended September 30, 2006. We expect the percentage of our international sales to continue to increase through the remainder of 2006. Accordingly, our future results could be harmed by a variety of factors, including:

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

On September 30, 2006, our total outstanding debt was approximately $60 million. On August 4, 2006, we entered into a $22.5 million, three-year revolving credit facility to replace the existing $10 million facility we entered into in April 2006. Outstanding principal under the facility will bear interest at a reference rate of interest plus an applicable margin (currently 10.5%) or a LIBOR rate plus an applicable margin. We may incur additional debt in the future. Substantial debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on our value as follows:

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

Commencing on November 28, 2005, four similar purported class action complaints were filed against us and two of our officers in the United States District Court for the District of Nevada, alleging that during a “class period” beginning in early 2005 and ending on October 19, 2005, we misled investors concerning our financial condition, specifically the prospective application of SFAS 153 to our financial statements for the third quarter of 2005. The actions seek unspecified money damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints have been consolidated into a single action, and the amended complaint names additional defendants who are officers and directors of ours. The amended complaint added allegations that the registration statement we filed in connection with the acquisition of VirtGame did not accurately represent our historical financial results for the period from 2000 through the first quarter of 2005, and added a claim that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the registration statement. We intend to vigorously defend ourselves against these claims. However, no assurances can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of such claims, we could be forced to, among other things, make significant payments to resolve these claims, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance. Further, regardless of the outcome of the litigation, the litigation itself may result in substantial costs and divert management’s attention and resources, all of which could adversely affect our business.

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

The market price for our common stock could decline as a result of sales by existing stockholders of large numbers of shares of our common stock or the perception that such sales may occur. Such sales of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate. Of the approximately 34.7 million shares that are outstanding as of September 30, 2006, approximately 34.1 million shares generally are freely tradable in the public market.

Additionally, as of September 30, 2006, there were outstanding options to purchase 3,155,794 of our shares and we may grant options to purchase up to an additional 1,114,804 shares under our stock option plans. Shares purchased on exercise of those options would be freely tradable in the public market, except for any that might be acquired by our officers or directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 12, 2006, we issued an aggregate of 8,000 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $61,600. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (“Section 4(2)”).

On July 13, 2006, we issued an aggregate of 4,700 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $36,190. For this issuance, we relied on the exemption provided by Section 4(2).

On July 17, 2006, we issued an aggregate of 8,900 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $68,530. For this issuance, we relied on the exemption provided by Section 4(2).

On July 17, 2006, we issued an aggregate of 37,080 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $285,516. For this issuance, we relied on the exemption provided by Section 4(2).

On July 25, 2006, we issued an aggregate of 4,200 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $32,340. For this issuance, we relied on the exemption provided by Section 4(2).

On August 4, 2006, we issued a warrant covering 150,000 shares of our common stock as part of the underwriting fees related to the closing of the Company’s $22.5 million senior secured term loan due 2009. 75,000 shares covered under this warrant have an exercise price of $8.42 per share, and the remaining 75,000 shares covered under this warrant have a variable strike price to be determined on or before August 4, 2007 in accordance with the terms of the warrant. For this issuance we relied on the exemption provided by Section 4(2).

On October 20, 2006, we granted a warrant to Harrah’s License Company, LLC covering 325,000 shares of our common stock in connection with our agreement to exclusively license the World Series of Poker® brand for a “Peer to Peer” poker system for a period of six years. This warrant is exercisable immediately, and has an exercise price of $7.50 per share. For this issuance we relied on the exemption provided by Section 4(2).

Issuer Repurchases of Equity Securities

The following table summarizes purchases of equity securities by the issuer and affiliated purchasers for the three months ended September 30, 2006:

Period	(a) Total Number of Shares (or Units Purchased)(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans for Programs
September 2006	11,021	$10.22	175,800	$2,000,000

(1)	These are repurchases of shares withheld for income tax purposes at the time of issuance of vested restricted stock awards.
(2)	On August 13, 2002 our Board of Directors authorized the purchase of up to $2 million of our common stock. Since the authorization of the plan, we have purchased approximately 175,800 shares of our common stock for an approximate aggregate of $484,000.

Item 5. Other Information

In October 2006, the Company’s Board of Directors approved an Incentive Compensation Plan for its executive officers for the second half of 2006 (the “2nd Half 2006 Incentive Compensation Plan”). The 2nd Half 2006 Incentive Compensation Plan provides certain target levels for second half 2006 revenue, EBITDA (excluding the effects of stock compensation charges) and cash flow which, if reached, would result in the payment of cash bonus awards (included in EBIDTA above) of approximately $900,000. The at risk cash bonus awards would range from 20% to 60% of each participant’s base salary.

In addition, in October 2006, the Board of Directors adopted a sales incentive plan (the “2006 Sales Incentive Plan”) in which Robert J. Parente, Executive Vice President, Sales and Neil Crossan, Executive Vice President, International, among others, are eligible to participate. The 2006 Sales Incentive Plan contains second half 2006 stretch revenue targets (with corresponding gross margin requirements) above those set forth in the 2nd Half 2006 Incentive Compensation Plan, which, if reached, would result in additional cash payment awards to each participant in the plan.

Item 6. Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.2	Amendment to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on March 28, 2006.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.4	Certificate of Designation, Rights, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company, incorporated by reference to Exhibit A of Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000.

4.1	Specimen Certificate of common stock of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-69076).

4.2	Rights Agreement, dated June 14, 1999, by and between the Company and U.S. Stock Transfer Corporation, as the Rights Agent, incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed on August 2, 2000.

4.3	Form of Warrant, dated October 22, 2003, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 9, 2004.

4.4	Warrant Agreement, dated August 22, 2001, by and among the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.5	Indenture, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors, incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.6	Guarantee, dated August 22, 2001, by and among the Guarantors named therein, incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.7	Pledge and Security Agreement, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors named therein, incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.8	Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated August 22, 2001, by and among the Company, Stewart Title of Nevada and Firstar Bank, N.A., incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.9	Trademark Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.10	Patent Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.11	Copyright Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

10.1	Amended and Restated Financing Agreement, dated as of August 4, 2006, by and among the Company, the subsidiaries of the Company thereto, the Lenders from time to time party thereto, Ableco Finance LLC, as Collateral Agent, and Ableco Finance LLC, as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006.

10.2	Form of Restricted Stock Bonus Award Grant Notice and Award Agreement under the Company’s 2005 Equity Incentive Plan.

10.3	Form of Stock Option Agreement under the Company’s 2005 Equity Incentive Plan.

10.4	Form of Stock Option Agreement under the Company’s Director Stock Option Plan.

10.5	Summary of Registrant’s 2nd Half 2006 Incentive Compensation Plan.

10.6	Summary of Registrant’s 2006 Sales Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION, Registrant

By:	/s/ HEATHER A. ROLLO
Heather A. Rollo
Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the Registrant and as principal financial officer) November 9, 2006