Form 10-K
period 2006-12-31
PROGRESSIVE GAMING INTERNATIONAL CORP
filed 2007-03-23
CIK 912241

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                      .

Commission File No. 0-22752

Progressive Gaming International Corporation

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0218876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

920 Pilot Road, P.O. Box 98686 Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 896-3890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

NONE

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

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the common stock of the registrant as of June 30, 2006 held by non-affiliates was $263,405,025.

The number of shares outstanding of the registrant’s common stock was 34,824,254 as of March 12, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2006.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE

YEAR ENDED DECEMBER 31, 2006

PROGRESSIVE GAMING INTERNATIONAL CORPORATION®

ANNUAL REPORT ON FORM 10-K FOR THE

YEAR ENDED DECEMBER 31, 2006

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

Part I

Item 1. Business

Overview

We are a global supplier of integrated casino and jackpot management solutions for the gaming industry. This technology is widely used to enhance casino operations and help drive greater revenues for existing products as well as our slot and table games. Our products include multiple forms of regulated wagering solutions in wired, wireless and mobile formats.

Casino and Jackpot Management Solutions. Under the umbrella of Casinolink® Enterprise Edition™, we offer a suite of products that when combined, consolidates the management of slot machines, table games, server-based gaming, account wagering, marketing and cage into one fully integrated system. The system can support from one venue to several hundred venues in a multi-site configuration. Casinolink® Enterprise Edition™ is comprised of Casinolink® Patron Suite™, which offers reception, player tracking and marketing functionality; Casinolink® Intelligence Suite™, which provides casinos with products to manage cage and pit operations, cashless gaming and slot accounting and security functionality; and Casinolink® Gaming Suite™ which provides casinos with slot jackpot management tools, player bonusing and media management functionality, in addition to sports wagering and server-based gaming products. Our customers utilize this system to enhance their bonusing system which in turn helps to increase player excitement and play, potentially resulting in greater profitability.

Table and Slot Games. We develop, acquire, license and distribute proprietary branded and non-branded table and slot games. Our proprietary game content is designed to provide casino patrons an entertaining and enjoyable gaming experience and thereby generate greater revenue for the casino operator. Our table game products include specialty games such as World Series of Poker® Texas Hold ‘Em Bonus® (available through a licensing agreement with Harrah’s Entertainment, owners of the World Series of Poker brand), Texas Hold ‘Em Bonus®, Caribbean Stud®, Two-Card Joker Poker™, Progressive Blackjack®, Progressive Baccarat™, and several other blackjack and poker derivatives. Our slot game content library includes licensed branded game offerings based upon popular brands such as KISS®, Garfield®, The Beach Boys®, and Wink Martindale. In addition, we offer non-branded games and mystery concepts such as Graveyard Bash™ and Office Daze™.

We were incorporated in Nevada in May 1986.

Recent Developments

During the first quarter of 2006, we launched our Rapid Bet Live™ real time sports wagering system at the Palms Hotel and Casino in Las Vegas, Nevada. Rapid Bet Live™ is designed to yield higher hold percentages than traditional outcome wagers, and allows for live “in game” proposition wagering throughout the entire course of a sporting event. This product is available to sports books throughout Nevada, and can also be installed in various international gaming jurisdictions. Following Nevada Gaming Control Board approval of the “wired” version of this system in May 2006, we commenced installation and testing of our “wireless” version of this system. The Rapid Bet Live™ wireless technology gives patrons the flexibility of placing sports wagers on a wireless device as well as at the betting counter. Nevada Gaming approval of the “wireless” version of Rapid Bet Live™ was received in December, 2006.

Capitalizing on the success of our proprietary table game, Texas Hold ‘Em Bonus® which was launched during 2005, we introduced an enhanced version of the game, World Series of Poker® Texas Hold ‘Em Bonus® through our licensing agreement with Harrah’s Licensing Company, LLC, owners of the World Series of Poker brand. Installations of the WSOP branded game began in the first quarter of 2006. This easy to play game offers side bets to boost excitement and casino revenues. We have received regulatory approval for this game in all major U.S. gaming jurisdictions.

In January 2006, we granted Gaming Partners International exclusive rights in the United States and non-exclusive rights outside the United States to manufacture gaming chips with our 13.56 MHz RFID technology. This technology is placed in gaming chips used with our Table iD™ table games tracking and management systems. It is also used in chip inventory systems for greater accuracy and security.

In April 2006, we completed a minority investment in Magellan Technology Pty Ltd of Australia. Magellan also has provided us with an exclusive master license for use of RFID in the gaming industry worldwide. The technology and intellectual property licensed from Magellan are key components in Table iD™, and enables the Chip Manager functionality of the Table iD™ system with bet recognition through the use of the 13.56MHz RFID readers and tags.

In May 2006, we received approval from the Nevada Gaming Control Board for use of Ticket In Ticket Out (TITO) for use on our stand alone Matrix slot games. The Casinolink® Jackpot Module™, which allows operators the ability to self-manage progressive and mystery jackpots at multiple sites, received approval from the New Jersey Control Commission in June 2006.

In accordance with our business shift from manufacturer to provider of exciting game content and systems solutions, we entered into a licensing agreement with Cantor Gaming in July 2006, pursuant to which we licensed a select list of our game titles, including WSOP Texas Hold ‘Em Bonus® and Caribbean Stud®, for used on Cantor’s mobile gaming system in Nevada and other jurisdictions worldwide. The revenue sharing agreement for the gaming titles is for a period of 20 years worldwide and includes a five-year period of exclusivity in Nevada. We expect to add additional content to the licensing agreement throughout the life of the contract.

During the third quarter of 2006, we entered into a patent license agreement with Shuffle Master. Under the terms of the agreement, we agreed to provide Shuffle Master with a last license to use a group of our table game patents. We retain various rights in regards to the agreement including but not limited to certain rights in regards to our current and future games. We intend to continue to offer progressive, wireless and felt products covered by the patents.

In October 2006, Harrah’s Licensing Company, LLC extended our license for the World Series of Poker® brand on a limited exclusive basis for a six year term. As a result, we have developed and intend to submit for regulatory approval our new World Series of Poker® P2P™ Texas Hold ‘Em game. This gaming system has been designed to allow patrons to play poker on a wired or wireless device on a secure intranet server managed within a single casino or across multiple casinos. A poker player will be able to play World Series of Poker® P2P™ Texas Hold ‘Em at a variety of locations within a casino, without the need to be physically located at a poker table.

Late in the fourth quarter, we again enhanced our World Series of Poker® Texas Hold ‘Em Bonus® game by adding a progressive side bet wager to the game. The new games, entitled World Series of Poker® Bad Beat Progressive Texas Hold ‘Em Bonus and World Series of Poker® Progressive Texas Hold ‘Em™ received regulatory approval in Nevada in December 2006.

Industry Overview

Global Gaming Industry—Market Size

According to estimates provided by Casino City Press, gaming revenues in North America increased from approximately $46.7 billion in 2002 to approximately $60 billion in 2005, representing a 8.7% compound annual growth rate. These figures include gaming revenues from commercial casinos, Native American casinos and card rooms, and exclude gaming revenues from cruise ships, sports books, pari-mutuel wagering, charity bingos and lotteries. We believe the continued growth in the gaming industry will help drive an increase in demand for gaming products. In 2005, there were approximately 49,000 table games and almost 2 million gaming machines (excluding electronic bingo and amusements with prizes) installed worldwide, of which an estimated 26,000 table games and 840,000 gaming machines were installed in North America. Gaming activities in some form are currently legal in 49 states and the District of Columbia in the United States, and 10 provinces and territories in Canada.

Growth of the Gaming Industry

We believe consumer demand in the gaming industry has been and continues to be driven by several trends including:

•

Rising social acceptability and popularity of gaming as a leisure activity. The gaming industry has grown with the rising popularity and social acceptability of gaming as a leisure activity. According to the American Gaming Association, more than one in five Americans (21%) has developed a more favorable view of casino gaming over the past five to ten years. We believe the proliferation of televised poker and poker tournaments has also contributed to the continued increase in consumer spending on gaming.

•

Improvement in the breadth and quality of gaming offerings. Technological advancements have played a critical role in expanding the breadth and improving the quality of gaming offerings. Advanced audio and video capabilities along with more powerful processors have made slot games more appealing by enabling innovative game content and multi-line, multi-denomination game play, while secondary events, such as progressive jackpots and other bonusing features have increased the overall entertainment value by providing players the chance to win additional prizes. Patron convenience has also improved with the developments of cashless technology and the use of ticketing with bill validators. We believe that effective promotion of patron loyalty programs by operators has caused patrons to increase their number of annual visits, and in turn, increase their gaming and non-gaming expenditures. With the potential regulatory approval of central server-based and downloadable technologies, which will allow players to access a number of different games and other features from one machine, we believe there will be additional growth and replacements in the slot machine sector. Similarly, we believe recent technological breakthroughs and innovations in table game management, including player chip and game tracking capabilities that enable gaming operators to accurately analyze and reward patrons, may lead to a similar increase in player appeal for table games.

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

•

International expansion. Internationally, we anticipate the most significant expansion in regions such as Macau, Southeast Asia and the United Kingdom. We expect Macau to become the largest gaming market, by revenue, in the world and growth is expected to continue under its effort to redevelop the island of Cotai into a Las Vegas-like gaming and entertainment destination market.

Products

Casino and Jackpot Management Solutions

We market our suite of software systems under the Casinolink® Enterprise Edition™ umbrella. This modular, comprehensive and fully integrated suite of software products centralizes gaming management, including functions such as slots and tables monitoring, reporting and accounting across all casino properties, improving efficiency, tightening security and surveillance, and lowering costs. The Casinolink® Enterprise Edition™ modules run on an easy-to-use Microsoft Windows and SQL Server platform. Due to its modular design, our customers can elect to integrate a combination of features or an individual feature into their casino with limited disruption and compatibility issues with their existing back-end systems. The various Casinolink® Enterprise Edition™ modules are summarized in the following chart:

Casinolink® Enterprise Edition™ is a suite of products that when combined, consolidates the management of slot machines, table games, server-based gaming, account wagering, marketing and cage operations into one fully integrated system. The system can support a single venue or several hundred venues in a multi-site configuration. Casinolink® Enterprise Edition™ is comprised of Casinolink® Patron Suite, Casinolink® Intelligence Suite™ and Casinolink® Gaming Suite™.

Within Casinolink® Patron Suite, three distinct modules address the needs of casinos to assist in marketing and promotions, tracking game play on both slots and tables, and player registration. Casinolink® Intelligence Suite™ provides casinos with products to manage cage and pit operations, cashless gaming, and slot accounting and security. The Casinolink® Gaming Suite™ includes slot jackpot management tools, player bonusing, and media management functionality, as well as sports wagering and server-based gaming products.

Casinolink® Jackpot Module. The Casinolink® Jackpot module is an enterprise-wide management system that provides centralized control of progressive and mystery jackpots for slot machines and table games. This system delivers a single, real-time view of an entire casino operation with advanced security features and comprehensive reporting and analysis.

Table Management Modules. The Table iD™ system (previously marketed as the Intelligent Table System), brings expert technology from three industry-leading companies, Progressive Gaming, IGT and Shuffle Master, to the table games sector, providing the benefits of accurate and automated data collection and player tracking that we believe was previously only seen in the slot machine sector. Table iD™ is a modular, comprehensive and fully integrated suite of software products that enables casinos to track player activity, monitor games through chip tracking and bet recognition, and provide real time accounting for table games. The information can be interfaced with the casino’s main database, such as our Casinolink® Patron Suite™ or several others vendors’ management systems, and may be used for rewarding players, generating marketing information, and enhancing game security. We believe that improved accuracy and player-initiated ratings are very useful to the casino in identifying and directing complimentary benefits to the customer, and ultimately improving customer loyalty. We believe this solution also enables casinos to better secure the chip activity at their tables and also detect counterfeit chips, while allowing them to redirect supervisor time from administrative to customer-relationship and other tasks.

The Table iD™ System is available in the following three tiers:

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

Chip Manager™ can be utilized in conjunction with Table Manager™ for an even more detailed view of table play. With Chip Manager™, manual inputs to track wagers are eliminated by utilizing sensors located at each player position at the table that automatically scan RFID casino chips, which are embedded with microchips that transmit encrypted radio frequency signals. The use of RFID casino chips enables casinos to track the amount wagered in real time, detect counterfeit casino chips, and minimize cheating. This real-time data enables our customers to increase casino patron loyalty by more accurately assigning player ratings and more effectively directing complimentary benefits. It also enables casinos to detect counterfeit chips and allows them to redirect supervisor time from administration to customer-relationship and other tasks. In addition, through our agreement with Magellan, we now offer our customers next-generation 13.56-MHz high-frequency RFID technology that utilizes thin flat antennas that significantly increases the speed of chip recognition. For example, our internal testing shows that Chip Manager™ is now capable of reading 100 RFID casino chips in approximately 0.2 seconds. We believe this technology also will support the development of further RFID products suitable for expanding customer service and player tracking.

Card/Game Manager™ utilizes Image Based Recognition (IBR) for reading playing cards as they are dealt and which adds yet another level of data analysis by allowing for the monitoring of player betting patterns and the recording of game results. This level of the Table iD™ product is provided by Shuffle Master. Card Manager™ enables gaming operators to better understand the skill level of their patrons, helps minimize dealer mistakes, and facilitates detection of card-counting and cheating.

As of December 31, 2006 our table and management systems were installed in over 56 casinos in North America, Australia, Europe, Macau and South Africa, with an installed base of approximately 2,947 tables, of which approximately 11% use RFID technology to track and measure wagers. We believe the adoption of RFID technology will increase significantly with the implementation of the Magellan technology.

We are responsible along with IGT for the sale and distribution of Table Manager and Chip Manager, and Shuffle Master will be responsible for the sale and distribution of Card Manger. Pursuant to our product development agreement with Shuffle Master and IGT, we agreed not to manufacture or sell intelligent shoe products for a period of three years (from June 15, 2005), although we may sublicense our IBR patents to third parties.

Table Games, Slot Games, and Sports Wagering Products

Our proprietary game content is designed to provide casino patrons an entertaining and enjoyable gaming experience and thereby generate greater revenues for our customers than other games available in the market.

Table Games. We are a leading developer and distributor of proprietary table game content. We have a library of proprietary poker and blackjack derivative table game content that features well-recognized brands, side bet jackpots and progressive jackpots to enhance player appeal. Our key games include, among others, World Series of Poker® Texas Hold’Em Bonus™ poker, Caribbean Stud®, and Progressive Blackjack®. Our exciting “Progressive Jackpot” feature for table games lets players set aside separate wagers for a chance to win a single, ever-growing, casino-wide or single table jackpot.

In October 2002, we signed an agreement with Rank Group Gaming to debut what to our knowledge was the world’s first operational wide-area progressive jackpot system for table games. Operating on our Casinolink® Jackpot module, the Super Stud Poker wide-area progressive operates in nearly all of Rank’s 36 casinos in the United Kingdom.

Our Caribbean Stud® franchise is one of the most popular proprietary table games in the world. As of December 31, 2006 approximately 671 of our Caribbean Stud® tables were in service worldwide. With the increasing popularity of poker, we introduced the World Series of Poker Texas Hold’Em Bonus game, a new proprietary table game that is installed in leading casinos such as The Borgata, Caesars Palace Atlantic City, Hilton Atlantic City, Ameristar Casinos Kansas City, the Rio, Flamingo Hilton, Silver Legacy, Bally’s, Paris, and Harrah’s Rincon, and at many properties on the Las Vegas Strip and throughout Nevada. The World Series of Poker Texas Hold’Em Bonus game, with its patented side bet feature, brings a new level of excitement to table game poker rooms and pit areas. Two cards are dealt to each player; two cards to the dealer; and five community cards are dealt face-up in the center for both players and dealers to use in any combination (three, four or all of the five community cards) to form the highest-ranked poker hand. All wagers (ante, bonus, flop, turn and river) are made by the players before receiving and viewing the cards, each step of the way. An optional bonus jackpot wager (side bet) is based on a player’s starting hand, and allows players to win based on the posted pay table. We received approval for this game in all major U.S. jurisdictions, including Nevada, in 2006. As of December 31, 2006, approximately 311 of our World Series of Poker Texas Hold ‘Em tables were in service worldwide, with approximately 85 pending installations.

On March 5, 2007, we announced that we have appointed Roth Capital Partners to provide advisory services in connection with a potential sale of our table games route and other related assets including the Caribbean Stud® and Texas Hold’em Bonus® table games, with full consideration of related agreements and partnerships tied to the felt and electronic table games. We expect that we would retain our rights and agreements related to wireless, server-based and peer to peer systems, content, applications and certain other assets related to the table games route.

Slot Games. Our slot game content library includes branded game offerings based upon popular brands such as Garfield®, KISS®, the Beach Boys, and Wink Martindale. We also continue to offer additional non-branded games and mystery concepts such as Graveyard Bash™ and Office Daze™.

During 2005, we commenced the process of repositioning our existing slot platform, which includes a focus on developing content through third-party developers. Our goal is to transition from the prior model to slot games delivered in a central server-based environment.

Sports Wagering Products. Through our acquisition of VirtGame in the latter part of 2005, we entered the sports wagering market with two distinct products, Primeline™ and Rapid Bet Live™. Primeline™ is a race and sports book software system used to manage the operation of a race and sports book. The Primeline™ system encompasses the management of wagering propositions and point of sale (POS) operations for writing and chasing betting tickets and provides full auditing capabilities. The Primeline™ system is installed in approximately 30 casinos in Nevada. Rapid Bet Live™ is a real time sports wagering system that received Nevada Gaming approval in June, 2006. Rapid Bet Live™ is designed to yield higher hold percentages than traditional outcome wagers, and allows for live “in game” proposition wagering throughout the entire course of a sporting event. This product is available to sports books throughout Nevada, and can also be installed in various international gaming jurisdictions. We have also developed and received approval in Nevada for a “wireless” version of the game, which gives patrons the flexibility of placing sports wagers on a wireless device as well as at the betting counter. Nevada Gaming approval of the “wireless” version of Rapid Bet Live™ was received in December, 2006.

We lease our table, slot and sports wagering products and license content to customers in exchange for recurring revenues consisting of (i) fixed periodic fees, (ii) a percentage of the “net win” (“net win” produced by a gaming device is defined as gross revenues minus all jackpots, payouts and any approved claims) of the gaming devices for our more popular titles or (iii) license fees for any proprietary slot game content provided to third parties for use on their game hardware.

Growth Strategies

We aim to be the leading developer and supplier of technology-based gaming products. To improve productivity and profitability, we focus our resources on developing, marketing and distributing higher growth and higher margin products that generate revenues on a recurring basis. To achieve our objective, we have adopted the following key strategies for growth:

•

Increase focus on our table management modules. We believe our table management modules, with state-of-the-art RFID technology licensed through Magellan, bring to the table games sector the benefits of accurate and automated data collection and player tracking previously seen only in the slot games sector. We believe the enhanced performance of chip tracking, coupled with decreasing costs to manufacture RFID-enabled chips; will accelerate the adoption of our table management products across the approximately 49,000 table games worldwide. To increase their marketability, we also intend to market our table management modules as a part of Table iD™. As a part of the Table iD™ alliance, IGT will, among other things, also assist in selling and distributing our Table iD™ suite of products.

•

Market our systems products under the Casinolink® Enterprise Edition™ umbrella. Although our systems are capable of operating independently of one another, we believe utilizing multiple modules of Casinolink® Enterprise Edition™ together will enhance the system’s functionality. For example, Casinolink® Jackpots enables our customers to implement their own multi-site, multi-level progressive jackpot systems in a cost-effective manner. When combined with our table and slot management modules, Casinolink® Jackpots and Rewards can create progressive jackpots and bonusing across the entire casino floor. We intend to highlight such value propositions in marketing the Casinolink® Enterprise Edition™ products.

•

Complete the development of and introduce our server-based wagering modules. We are currently developing a suite of server-based gaming modules to support what we expect will be an eventual shift towards server-based gaming. Upon completion and approval, we will market Casinolink® Game Station™, Casinolink® Poker and the Casinolink® Sports modules as part of Casinolink® Enterprise Edition. We showcased the advancement of server-based gaming at the Global Gaming Expo in November 2006. We expect that the adoption of wireless gaming in various jurisdictions will further accelerate the adoption of server-based wagering, primarily for sports and poker applications.

•

Continue expanding our strategic alliances. Our strategic alliances have allowed us to access key intellectual property and technology assets in developing our products. We obtained exclusive rights to next-generation RFID technology through our Magellan license agreement. We have partnered with Cantor Gaming to provide content on their wireless platform. We intend to continue entering into strategic alliances in our efforts to provide leading technology and content products to our customers.

Segment and Geographic Information

Financial information about segments is incorporated herein by reference to Note 20 “Segment Reporting” to our consolidated financial statements included in Part II in this Annual Report on Form 10-K.

Competition

The markets for our products are highly competitive. We compete with a number of developers of technology products. Some of these competitors are larger and have greater access to capital resources than we do, while some are smaller and privately held. Our future performance may be affected by numerous factors, including:

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

Casino Management Systems Competition

Our Casinolink® Enterprise Edition™ competes against systems from Bally Technologies, Aristocrat, International Game Technology, Konami and Atronic. The market for casino management systems is highly competitive in the United States, and is somewhat less competitive internationally. Pricing, product features and functionality, accuracy and reliability are key factors in determining a provider’s success in selling its system. Due to the high initial costs of installing a computerized monitoring system, customers for such systems generally do not change suppliers once they have installed a system. We have been successful primarily with customers in foreign jurisdictions that desire to monitor geographically dispersed casinos from a centralized control facility.

We believe that our products and patents serve as a significant barrier to entry for potential competitors. Our entry level Table iD™ Table Manager version competes with products marketed by Bally Technologies and Bravo. To our knowledge, UbiTrak, in partnership with Chipco International, is also developing a competing product. We believe that our components for progressive jackpot systems enjoy high market share and name recognition in the industry. The primary competitors for our Casinolink® Jackpots module components are embedded proprietary hardware systems such as Aristocrat, Bally and IGT. Paltronics also has a competing software product.

Table Games Competition

We are a leading designer and distributor of progressive jackpot table games and felt table games. A significant competitor in table games is Shuffle Master, which markets Let It Ride®, Three Card Poker®, Fortune Pai Gow Poker®, Ultimate Texas Hold Em™, Casino War® and Royal Match 21™. We also compete against non-proprietary games such as blackjack, baccarat and roulette. Our patented side-bet progressive jackpot feature, which was originally developed for Caribbean Stud®, has been successfully adapted for use in our Progressive Blackjack® and Progressive Baccarat™ games. It is also adaptable for other games, including our World Series of Poker® Texas Hold’Em Bonus® game. Through the deployment of these games, we believe that we can convert industry-standard non-proprietary table games, which are in the public domain, to proprietary games capable of producing a recurring revenue stream for us. We have patents on other features on felt and progressive table games as well.

Manufacturing and Assembly Operations

In January 2006, the Company entered into a three year agreement with a third party contract manufacturer with facilities in Las Vegas, Nevada to assume responsibility for the assembly, warehousing and shipping of our electronics products.

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

Under our technology licensing agreement with Magellan Technology Pty Limited, we may purchase RFID readers and antennas from either Magellan or an approved third party manufacturer. During 2006 we elected to purchase these components exclusively from Magellan, however we expect to expand our supplier base for these components to include an approved third party supplier during 2007.

In August 2004, we signed a license and development agreement with IGT to license segments of our patent portfolio of technology and to develop video slot games based on our content, for a term continuing until the last to expire of the patent rights under the agreement. The new games are to be developed on IGT’s game platform and distributed by us. Pursuant to this agreement, IGT also licenses aspects of its intellectual property to us for its games, and we are committed to purchase from IGT a minimum of 600 slot machines carrying our game content on them over the life of the agreement.

Marketing and Distribution

We maintain facilities to sell and service our products directly to markets throughout the world. In addition to our headquarters and other facilities in Las Vegas, NV, we have regional sales offices in Sparks, NV; Absecon, NJ; Biloxi, MS; Lane Cove, Australia; Tallinn, Estonia; Houten, The Netherlands; Oldham, England;

Oxford, England; and Macau. We have third party sales and service distributors in the Caribbean, Europe, Asia, Australia and Oklahoma. In addition, we have service centers in Kansas City, MO and Calgary, Canada, and a research and development facility in Carlsbad, CA.

Research and Development

Our research and development department is dedicated to developing fun and exciting table and slot games that enhance player entertainment value and to introducing leading, innovative systems products that increase our customer’s revenue stream and facilitates operating efficiencies. Headed by our Chief Technology Officer, our R&D staff of approximately 81 employees possesses significant experience in software and content design and development. Our current emphasis is on developing new technologies to expand and improve CasinoLink® Enterprise Edition’s™ functionalities and developing new game content through third parties to refresh and grow our installed base of gaming devices.

To expedite the development of new slot games for our Game Station™ module, we are concurrently creating a game development kit, a suite of software tools designed for third-party game developer partners to quickly expand our content library. At the Global Gaming Expo in September 2005, we demonstrated approximately 35 new slot games which were designed specifically for our Game Station™ module. Ten of these games are also available in a stand-alone slot machine format.

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

We believe our intellectual property rights, patents, trademarks and copyrights are significant assets. In particular, we own or have license rights to over 40 patents in the area of RFID technology and related table games system management. This portfolio took over five years to develop and is expected to be a main focus of our R&D resources in 2007 and beyond, and is expected to continue to evolve as we look towards the next generation of RFID technology’s use within table systems management. In addition to internally developed and acquired emerging gaming technologies, we also rely on strategic partnerships to obtain access to intellectual property. For example, our joint development agreements with IGT and Bally provide us with access to technologies related to leading gaming hardware platforms.

We intend to vigorously protect the investment in our research and development efforts and the unique features of our products and services by maintaining our intellectual property rights. However, we cannot ensure that intellectual property rights will not be infringed. Additionally, we cannot be sure that our pending applications for additional intellectual property rights will be granted. During the years ended December 31, 2006, 2005, and 2004, we expended approximately $13 million, $8.1 million, and $6.1 million respectively, on research and development activities.

Employees

As of December 31, 2006, we had approximately 308 employees worldwide, of whom approximately 26 were in operations and assembly, 57 in sales and marketing, 89 in installation and service, 81 in research and development and 55 in administration. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good relations with our employee work force.

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

Certain Native American tribes throughout the United States that have compacts with the states in which their tribal dominions are located, operate or propose to operate casinos, and these tribes may require suppliers of gaming and gaming-related equipment to obtain authorizations. We have worked and will continue to work with these tribes to obtain and/or maintain the necessary authorizations.

During 2006 we cooperated with certain state gaming authorities with respect to the required standard re-licensing of our company in certain jurisdictions, as well as the licensing and qualification of new officers and other individuals. This process is on-going and the results are not expected to have a material adverse effect on us. We continue to cooperate with all gaming regulatory agencies as necessary and applicable to maintain good standing in all jurisdictions in which we hold a license.

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

Regulation and Licensing—Nevada

Gaming. The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacturing and distribution of associated equipment for use in Nevada, and the operation of slot machine routes and inter-casino linked systems in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder; and (ii) various local ordinances and regulations. These activities are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, and various local, city and county regulatory agencies, collectively referred to as the Nevada Gaming Authorities.

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

Any offer by us to sell our common stock requires the review of, and prior approval by, the Nevada Gaming Commission. On January 25, 2007, we received prior approval, referred to as the Shelf Approval, by the Nevada Gaming Commission to make public offerings for a period of two years, subject to certain conditions, which covers registered common stock issued after the date of the Shelf Approval. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board and must be renewed at the end of the two-year approval period. The Shelf Approval applies to any affiliated company that is wholly owned by us, which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Gaming Commission as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

Other Jurisdictions

All other jurisdictions that have legalized gaming require various licenses, registrations, findings of suitability, permits and approvals for manufacturers and distributors of gaming devices and equipment as well as licensure provisions related to changes in control. In general, such requirements involve restrictions similar to those of Nevada although some are more stringent and some are less stringent.

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

We are defendants in two litigation matters that could result in substantial costs and divert management’s attention and resources.

Commencing on November 28, 2005, four similar purported class action complaints were filed in the United States District Court for the District of Nevada naming the Company and two of our officers as defendants, and seeking unspecified money damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints all alleged that during a “class period” beginning in early 2005 and ending on October 19, 2005, the defendants misled the Company’s investors concerning the prospective application of SFAS No. 153 to the Company’s financial statements for the third quarter of 2005. The complaints were consolidated into a single action, and plaintiffs filed their amended complaint on April 13, 2006, which also asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Defendants filed a motion to dismiss the amended complaint. On August 31, 2006, the court denied the motions with regard to the Sections 11 and 15 claims, but dismissed the other claims, with leave to amend. The parties have reached a tentative settlement, subject to the completion of confirmatory discovery and court approval, and as a result, the court has stayed plaintiffs’ filing of a second amended complaint. The court has ordered the parties to submit settlement documentation for preliminary approval by March 2, 2007. On March 7, 2007, the Court preliminarily approved the settlement between the parties. The Court is expected to hold a hearing on June 6, 2007 to render a final ruling on the settlement.

Separately, we were sued by Derek Webb and related plaintiffs in the U.S. District Court, Southern District of Mississippi, Jackson Division, or the Court, in a case filed on December 27, 2002. The plaintiffs alleged state law interference with business relations claims and federal antitrust violations and contend that we illegally restrained trade and attempted to monopolize the proprietary table game market in the United States. At trial, plaintiffs sought monetary damages, penalties and attorneys’ fees in excess of several million dollars based on the attempted monopolization claims only. In a jury verdict, the plaintiff has been awarded the sum of $13 million for his claims, which amount has been trebled to $39 million in accordance with applicable law. The plaintiffs have also filed a motion seeking attorneys’ fees and costs of approximately $4.7 million. We have filed post-trial claims for relief and, if necessary, intend to initiate the appeals process. While we and outside counsel believe it is probable that the jury verdict will be overturned or reversed as a result of the post trial motions, the

Court could uphold the jury verdict and/or reject our post-trial efforts, and any appeals we make in this matter may be denied. In addition we may be required to post a bond for the full amount of the jury verdict as a condition to pursuing an appeal. There can be no assurance that we would be in a position financially to post a bond of this magnitude to permit the appeal process to proceed. Even if successful in posting a bond of this magnitude, this requirement could have a material adverse effect on our financial position, results of operations and liquidity, up to and including impacting our ability to continue as a going concern or forcing the Company to seek protection under Federal Bankruptcy laws.

We intend to vigorously defend ourselves against these claims. However, no assurances can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of such claims, we could be forced to, among other things, make significant payments to resolve these claims or post significant bonds to pursue appeals, and such payments and/or bonds could have a material adverse effect on our business, financial condition and results of operations. Further, regardless of the outcome of the foregoing matters, these litigation matters themselves may result in substantial costs and divert management’s attention and resources, all of which could adversely affect our business.

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

The table and slot games business segment has historically been capital-intensive, and while we have repositioned our business away from assembling hardware, our business may remain capital-intensive depending on a number of factors, including, but not limited to, our ability to continue to use the existing slot machines we own or lease from a third party, or our success in providing popular and innovative game content ideas for slot machines such that a manufacturer of slot machines would agree to provide slot machines which incorporate our game content in exchange for a portion of revenues earned from the sale or leasing arrangement with a casino. If we are not successful in these areas, among others, we may be required to continue expending significant capital outlays related to this business segment.

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

If our remaining brand license agreements with content providers are terminated or are not renewed, or if we breach our obligations under any license agreement, our revenues could be reduced.

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

Our future success depends upon our ability to obtain licenses for popular intellectual properties. World Series of Poker®, KISS®, Ripley’s Believe It Or Not!®, and Garfield are among the intellectual properties that we currently license from third parties. We may not be successful in obtaining licenses for popular intellectual properties. Even if we are successful in these efforts, we may not have the ability to adapt or deploy them for the development of casino games, or be able to control or accurately predict the timing or cost of such development efforts or the commercial success of the resulting games.

The Public Company Accounting Oversight Board, or PCAOB, is conducting an inspection of our external auditors BDO Seidman LLP and their audit of our financial statements as of and for the years ended December 31, 2004 and December 31, 2005.

Section 104 of the Sarbanes-Oxley Act of 2002 requires the Public Company Accounting Oversight Board, or PCAOB, to conduct reviews of registered public accounting firms. The Sarbanes-Oxley Act of 2002 requires the PCAOB to conduct those inspections annually for firms that provide audit reports for more than 100 issuers. We have been informed that the PCAOB is conducting a review of BDO Seidman LLP, our previous independent registered public accounting firm. As part of this review, the PCAOB selected, among others, to review BDO Seidman’s audit of our financial statements as of and for the years ended December 31, 2004 and December 31, 2005. In the fourth quarter of 2006 we were informed that, as part of its review of BDO Seidman’s audit of our financial statements as of and for the year ended December 31, 2004, the PCAOB had issued to BDO Seidman a draft comment regarding the manner in which we recognized a portion of the revenue attributable to a strategic licensing agreement we entered into in 2004.

We discussed this matter with the staff of the Securities and Exchange Commission (SEC) under the established guidelines for “Consulting with the Office of the Chief Accountant.” The Office of the Chief Accountant concluded that, with respect to a portion of the revenue recognized under the licensing agreement, a method of accounting different from that utilized by the Company should have been applied. As a result, commencing in the fourth quarter of 2006 we applied the method of accounting suggested by the PCAOB and the Office of the Chief Accountant. The PCAOB’s inspection of BDO Seidman is ongoing and there can be no assurance as to when it will be completed. Further, we cannot assure you that in the course of this inspection, the PCAOB will not identify additional information contained in our historical financial statements which it believes could have been reported differently, or the impact of any such items on our historical or future financial statements.

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

Under the terms of our current arrangements with gaming operators, our installed base of games may be replaced by competing products under certain circumstances, thus ending the recurring revenue stream or arrangement with such operator. Such replacement may result from competition, changes in economic conditions, technological requirements, obsolescence or declining popularity. For example, from June 30, 2005 to December 31, 2006, our installed base of slot games under periodic fee arrangements decreased 82% from 1,024 to 189. During 2005, we commenced the process of repositioning our existing slot platform, which includes a focus on developing content through third-party developers. Our goal is to transition from the prior model to slot games delivered in a central server-based environment.

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

The distribution of gaming products and conduct of gaming operations are extensively regulated by various domestic and foreign gaming authorities. Although the laws of different jurisdictions vary in their technical requirements and are amended from time-to-time, virtually all jurisdictions in which we operate require registrations, licenses, findings of suitability, permits and other approvals, as well as documentation of qualifications, including evidence of the integrity, financial stability and responsibility of our officers, directors, major stockholders and key personnel. If we fail to comply with the laws and regulations to which we are subject, the applicable domestic or foreign gaming authority may impose significant penalties and restrictions on our operations, resulting in a material adverse effect on our revenues and future business. See “Item 1. Business – Government Regulation” in this Annual Report for a description of the regulations that apply to our business.

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

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, the United Kingdom and Australia accounted for approximately 46.7% of our consolidated revenue for the year ended December 31, 2006. We expect the percentage of our international sales to continue to increase in 2007. Accordingly, our future results could be harmed by a variety of factors, including:

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

On December 31, 2006, our total outstanding debt was approximately $62.2 million. On August 4, 2006, we entered into a $22.5 million, three-year revolving credit facility to replace the existing $10 million facility we entered into in April 2006. Outstanding principal under the facility will bear interest at a reference rate of interest plus an applicable margin (currently 11.75%) or a LIBOR rate plus an applicable margin. We may incur additional debt in the future. Substantial debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on our value as follows:

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

Our performance will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Many of these factors are beyond our control. Our current annual debt service requirements are approximately $7.4 million.

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

The market price for our common stock could decline as a result of sales by existing stockholders of large numbers of shares of our common stock or the perception that such sales may occur. Such sales of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate. Of the approximately 34.8 million shares that are outstanding as of December 31, 2006, approximately 34.0 million shares generally are freely tradable in the public market.

Additionally, as of December 31, 2006, there were outstanding options, restricted share grants, and warrants to purchase an aggregate of 5,698,438 of our shares and we may grant options to purchase up to an additional 1,054,447 shares under our stock option plans. Shares issued on exercise of those instruments would be freely tradable in the public market, except for any that might be acquired by our officers or directors.

If an action of an employee of one of our underwriters is held to be “gun jumping” in violation of the Securities Act of 1933 or to constitute a prospectus that does not meet the requirements of the Securities Act, we could be required to repurchase the securities sold in our 2005 common stock offering.

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

Item 2. Properties

The table below lists our leased administrative, engineering, operations, sales and service facilities as of December 31, 2006.

Location/Activity	Area (Sq Ft.)
Las Vegas, NV — Corporate Administration	86,515
Las Vegas, NV — Operations	30,594
Houten, The Netherlands – Service and Administration	10,118
Absecon, NJ — Service and Sales	6,500
Biloxi, MS — Service and Sales	6,300
Carlsbad, CA — Research and Development	6,268
Lane Cove, Australia — Service and Sales	4,617
Sparks, NV — Service and Sales	4,608
Oldham, UK — Service and Sales	4,500
Calgary, Canada — Service and Sales	4,202
Tallinn, Estonia — Service and Sales	1,593
Kansas City, MO — Service and Sales	1,395
Oxford, UK — Service and Sales	1,200
Macau — Service and Sales	400
168,810

These locations have remaining terms of occupancy ranging up to six years that expire on various dates through 2012.

See Note 13 of Notes to Consolidated Financial Statements for information as to our lease commitments with respect to the foregoing rental properties. We believe these facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate.

Item 3. Legal Proceedings

Legal Proceedings

We were sued by Derek Webb and related plaintiffs in the U.S. District Court, Southern District of Mississippi, Jackson Division, in a case filed on December 27, 2002. The plaintiffs alleged state law interference with business relations claims and federal antitrust violations and contended that we illegally restrained trade and attempted to monopolize the proprietary table game market in the United States. At trial, Plaintiffs sought monetary damages, penalties and attorneys’ fees in excess of several million dollars based on the attempted monopolization claim only. Trial on this case was held in January and February, 2007. In a jury verdict, the plaintiff was awarded the sum of $13 million for his claims, which amount was trebled in accordance with applicable law. As a result, on or about February 21, 2007, judgment was entered in favor of plaintiffs in the amount of $39 million, plus the costs of suit, including a reasonable attorney’s fee. Plaintiffs claim that costs of suit and attorney’s fees together exceed $4.6 million. We have filed post-trial claims for relief (including a motion for a new trial and a motion for a judgment as a matter of law) and, if necessary, we intend to initiate the appeals process. The enforcement of the judgment that has awarded the damages in this case is stayed during the pendency of the motion for a new trial. Although we cannot guarantee the outcome of any of our litigation matters, based on opinions from our external counsel and our own internal assessment, we believe that it is probable that either the motion for a new trial or motion for judgment as a matter of law will be granted and as a result the jury verdict will be vacated and overturned. Otherwise, we believe it is probable that the jury verdict will be overturned on appeal. As a result, as of December 31, 2006, no amounts have been accrued for this matter other than legal defense fees. While we cannot predict with precision the length of time it will take the Court to rule on post trial motions, we believe, and outside counsel concurs, that it is remote that the post trial motion process will be concluded before December 31, 2007, and the Court would render its decisions on these motions. Accordingly, other than normal legal expenses, we do not expect the jury verdict to impact our financial position, results of operations or cash flows during the year ended December 31, 2007. If the post trial motions are unsuccessful, we may be required to post a bond for $43.7 million representing the full amount of the verdict, including plaintiffs’ attorneys’ fees and costs. The requirement to post a bond of this magnitude could therefore have a material adverse effect on our financial position, results of operations and liquidity, up to and including impacting our ability to continue as a going concern or forcing us to seek protection under Federal Bankruptcy laws.

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

We received a complaint from Olaf Vancura, a former employee, on July 18, 2005, alleging various claims associated with allegations of breach of employment agreement. A claim for the return of patents assigned to the Company has also been made. Under our agreement with Mr. Vancura, the matter is required to be handled through binding arbitration. Arbitration has been set for June 5, 2007. The Company believes that they have exercised due care in satisfying all obligations under this employment agreement and will continue to defend this claim.

On or about May 8, 2006, we were served with a First Amended Complaint by Gregory F. Mullally in regards to a case pending in the United States District Court for the District of Nevada. Mr. Mullally’s First Amended Complaint added us and over ten other defendants in a case that has been pending since 2005. The case makes various legal claims relating to an allegation that Mr. Mullally owns the internet rights to the proprietary table games known as Caribbean Stud® and 21 Superbucks. The Company believes this case is without merit and intends to defend this claim vigorously.

Commencing on November 28, 2005, four similar purported class action complaints were filed in the United States District Court for the District of Nevada naming the Company and two of our officers as defendants, and seeking unspecified money damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints all alleged that during a “class period” beginning in early 2005 and ending on October 19, 2005, the defendants misled the Company’s investors concerning the prospective application of SFAS No. 153 to the Company’s financial statements for the third quarter of 2005. The complaints were consolidated into a single action, and plaintiffs filed their amended complaint on April 13, 2006, which also asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Defendants filed a motion to dismiss the amended complaint. On August 31, 2006, the court denied the motions with regard to the Sections 11 and 15 claims, but dismissed the other claims, with leave to amend. The parties have reached a tentative settlement, subject to the completion of confirmatory discovery and court approval, and as a result, the court has stayed plaintiffs’ filing of a second amended complaint. Under the terms of the settlement, the plaintiffs agree to dismiss with prejudice all claims against all defendants, including the Company and its current and former officers and directors, in exchange for a payment in the amount of $2.8 million, virtually all of which is being provided pursuant to our insurance coverage. The court has ordered the parties to submit settlement documentation for preliminary approval by March 2, 2007. On March 7, 2007, the Court preliminarily approved the settlement between the parties. The Court is expected to hold a hearing on June 6, 2007 to render a final ruling on the settlement. The Company’s financial statements for the year ended December 31, 2006 reflect substantially all of the costs related to this litigation, as well as a current liability for the settlement amount and a corresponding current receivable from the insurance company.

In December 2005, Interactive Systems Worldwide Inc. (“ISWI”) filed an action against us in the Federal District Court for New Jersey, alleging that our “Rapid Bet Live™” and “Primeline™” products infringe U.S. Patent Nos. 5,573,244 and 5,842,921. In March 2006, the Federal District Court for New Jersey transferred this action to the Federal District Court for Nevada. The Company and ISWI are currently in settlement discussions. We do not expect the settlement of this claim, net of amounts currently accrued, will have a material impact on our financial position, liquidity or results of operations.

On or about August 1, 2006, we were served with a Complaint by DTK, LLC in regards to a case pending in the Circuit Court of Harrison County, Mississippi, First Judicial District. The Complaint makes various legal claims surrounding allegations that we are responsible for damages caused by Hurricane Katrina to our former facility in Gulfport. Trial on this case has been set to occur within a three week period starting on September 10, 2007. The Company intends to defend this claim vigorously.

In August 2004, we sued Paltronics, Inc. for patent infringement in the United States District Court for the District of Nevada. In November 2005, we elected to no longer pursue the lawsuit, and on June 1, 2006, the Court dismissed the case with prejudice. However, still pending before the Court are Paltronics, Inc.’s requests for attorney’s fees and costs related to the litigation.

We were sued by Paltronics, Inc. in the U.S. District Court District of Nevada in a case filed on August 26, 2006. Paltronics alleges patent infringement in regards to an embodiment of multi screen presentations that we sell as an add-on module for slot machines. This case is still in the early stages and the Company cannot currently make an assessment of the outcome, but intends to defend this case vigorously.

On or about February 14, 2007, we were served with a complaint by CEI Holding, Inc. in regards to a case pending in the Eighth Judicial District Court, Clark County, Nevada (Case Number: A535019). CEI Holding claims that we failed to pay the accounts payable obligations of Casino Excitement, Inc. pursuant to a 2002 stock purchase agreement wherein Casino Excitement, Inc. (our former exterior sign business) was sold by us. This case is still in the early stages and the Company cannot currently make an assessment of the outcome, but intends to defend this case vigorously.

From time to time we are also involved in other legal matters, litigation and claims of various types in the ordinary course of our business operations, including matters involving bankruptcies of debtors, collection efforts, disputes with former employees and other matters. We intend to defend all of these matters vigorously. However, we cannot assure you that we will be successful in defending any of the matters described above or any other legal matters, litigation or claims in which we may become involved from time to time. If we are not successful in defending these matters, we may be required to pay substantial license fees, royalties or damages, including statutory or other damages, post significant bonds and/or discontinue a portion of our operations. Furthermore, our insurance coverage and other capital resources may be inadequate to cover anticipated costs of these lawsuits or any possible settlements, damage awards, bonds or license fees. Even if unsuccessful, these claims still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities and Use of Proceeds

On November 20, 2006, we issued an aggregate of 12,000 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $92,400. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (“Section 4(2)”).

On December 1, 2006, we issued an aggregate of 5,600 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $43,120. For this issuance, we relied on the exemption provided by Section 4(2).

On December 6, 2006, we issued an aggregate of 60 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $7.70 per share, for an aggregate exercise price paid to us of $462. For this issuance, we relied on the exemption provided by Section 4(2).

On December 29, 2006, we issued an aggregate of 71,681 shares of our common stock to a holder of one of our outstanding warrants to purchase 125,000 shares of our common stock upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $4.563 per share. For this issuance, we relied on the exemption provided by Section 4(2).

Our common stock trades on the NASDAQ Global Market under the symbol “PGIC”. The following table sets forth the range of high and low sales prices per share by quarter for our common stock.

	High	Low
2006
First Quarter	$10.09	$7.07
Second Quarter	11.03	7.65
Third Quarter	8.61	6.74
Fourth Quarter	9.46	7.50

2005
First Quarter	$13.90	$9.00
Second Quarter	16.21	10.75
Third Quarter	15.43	11.42
Fourth Quarter	14.10	8.87

As of March 12, 2007, we had approximately 377 holders of record of our common stock.

We have never paid dividends nor do we have any plans to pay dividends in the foreseeable future. At present, we intend to retain all future earnings for use in the development of our business. The indenture governing our Senior Secured Notes due 2008 and our credit facility with Ableco Finance LLC expressly prohibit the payment of cash dividends except under specified circumstances. See Note 12 of Notes to Consolidated Financial Statements for information as to our Senior Secured Note commitments.

Issuer Repurchases of Equity Securities

The following table summarizes purchases of equity securities by the issuer and affiliated purchasers for the three months ended December 31, 2006:

Period	(a) Total Number of Shares (or Units Purchased)(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans for Programs
October 2006	4,114	$7.94	175,800	$2,000,000

(1)	These are shares withheld for income tax purposes at the time of issuance of vested restricted stock awards.
(2)	On August 13, 2002 our Board of Directors authorized the purchase of up to $2 million of our common stock. Since the authorization of the plan, we have purchased approximately 175,800 shares of our common stock for an approximate aggregate of $484,000.

The following table summarizes equity securities authorized for issuance as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	3,334,447		$6.79		1,296,447
Equity compensation plans not approved by shareholders	897,500	(1)	$7.95	(2)	—
Total	4,231,947	(3)	$7.04	(3)	1,296,447

(1)	Amount represents warrants to purchase an aggregate of 897,500 shares of our common stock issued to licensors which granted us rights to intellectual property and lenders with whom we have financing arrangements.
(2)	Weighted average exercise price excludes 75,000 shares for which exercise price will be established in the future in accordance with the terms of the warrant agreement.
(3)	Amounts exclude 160,747 options and 265,955 warrants assumed in the acquisition of VirtGame, which have a weighted average exercise price of $16.10 per share.

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

The table below sets forth a summary of our selected financial data for each of the years ended December 31, (amounts in thousands except per share amounts):

	2006	2005	2004	2003	2002
Statement of Operations Data:
Total revenue	$69,509	$78,221	$96,374	$91,803	$109,371
Cost of revenue	34,159	36,106	42,882	46,849	58,591

Gross profit	35,350	42,115	53,492	44,954	50,780

Operating expenses	64,142	41,606	43,809	55,422	69,900
Net gain on disposition of non-core assets	—	(2,536)	—	—	—
Gain on sale of core intellectual property	—	(2,500)	—	—	—

Operating income (loss)	(28,792)	5,545	9,683	(10,468)	(19,120)
Interest expense, net	(7,832)	(8,535)	(9,489)	(14,237)	(15,314)
Loss on early retirement of debt	—	(2,993)	—	(9,524)	—

Income (loss) from continuing operations before income taxes	(36,624)	(5,983)	194	(34,229)	(34,434)
Income tax (provision) benefit	—	—	65	13	(1,480)

Income (loss) from continuing operations	(36,624)	(5,983)	259	(34,216)	(35,914)
Loss from discontinued operations (net of taxes)	—	—	—	—	(1,989)

Net income (loss)	$(36,624)	$(5,983)	$259	$(34,216)	$(37,903)

Weighted average common shares outstanding:
Basic	34,527	25,124	21,884	14,689	12,843

Diluted	34,527	25,124	22,359	14,689	12,843

Income (loss) from continuing operations	$(1.06)	$(0.24)	$0.01	$(2.33)	$(2.80)
Income (loss) from discontinued operations	—	—	—	—	(0.15)

Net income (loss)	$(1.06)	$(0.24)	$0.01	$(2.33)	$(2.95)

Balance Sheet Data:
Total assets	$186,186	$185,846	$107,317	$102,282	$135,103

Total debt / obligations / deferred tax liabilities	$74,729	$59,214	$73,802	$76,013	$117,077

Stockholders’ equity (deficit)	$83,927	$104,555	$10,241	$7,389	$(6,912)

Certain balance sheet and statement of operations amounts reported in the prior years have been reclassified to follow the Company’s current year’s reporting practice.

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

General Information

We develop, acquire and distribute table and slot game content as well as software products to meet the needs of gaming operators worldwide. Our business consists of two reportable segments:

•

Table and Slot Games. Our table and slot games segment develops, acquires, licenses and distributes proprietary and non-proprietary branded and non-branded table and slot games. Our recurring slot and table revenues primarily consist of: (i) fixed periodic rental fees, (ii) periodic revenue share arrangements for a percentage of the “net win” (“net win” produced by a gaming device is defined as the gross revenue minus all jackpots, payouts and any approved claims) or (iii) periodic license fees for proprietary game content provided to third parties for use on their game hardware. Our non-recurring slot and table revenues primarily consist of (i) the sale of our game hardware, (ii) the perpetual license of our proprietary content, and (iii) license fees for the use of our game patents.

•

Systems. Our systems segment offers a suite of products that when combined, supports every facet of a gaming operation, and consolidates the management of slot machines, table games, server-based gaming, account wagering, marketing and cage into one fully integrated system. The system can support from one venue to several hundred venues in a multi-site configuration. Systems revenues are primarily comprised of software, hardware and support services, which comprise both upfront payments as well as recurring fees.

Previously, our interior signage division manufactured and sold interior casino signage and related products. Effective May 2, 2005, we completed the sale of our interior sign division to MSG Acquisitions, LLC. Accordingly, no revenues and expenses related to signs, displays and slot glass are reflected in the results of operations subsequent to this date. Our historical products segment, which included our interior sign division and our electronic jackpot and mystery systems, was revised effective December 31, 2005. Electronic jackpot and mystery systems are now included in our system segment.

A significant portion of our revenues is generated from the license of intellectual property, software and content. Overall periodic license fees were approximately 23% and 20% of our overall revenues for the years ended December 31, 2006 and 2005, respectively.

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

In conjunction with the development of our slot and content technology, we acquired VirtGame Corp. during the fourth quarter of 2005 in a stock swap in which we will issue a total of 1,758,498 shares of our common stock. VirtGame Corp. was a provider of open architecture gaming software primarily focused on the delivery of central server-based slot games and centrally managed sports betting.

On November 28, 2005, we acquired EndX, a global gaming management systems software company headquartered in the United Kingdom, for approximately $29.9 million in cash, including transaction costs. EndX had been one of our key strategic partners for over three years.

On March 5, 2007, we announced that we appointed Roth Capital Partners to provide advisory services in connection with a potential sale of our table games route and other related assets including the Caribbean Stud® and Texas Hold’em Bonus® table games, with full consideration of related agreements and partnerships tied to the felt and electronic table games. We expect that we would retain our rights and agreements related to wireless, server-based and peer to peer systems, content, applications and certain other assets related to the table games route.

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

We retired $20.0 million of our Notes during 2005. We recognized a loss on early retirement of $3.0 million, comprising $1.8 million of non-cash charges related to the write-off of unamortized bond discounts and unamortized debt issue costs, and a call premium of $1.2 million paid in cash.

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

Debt. On April 20, 2006, we completed the first of two phases of securing a credit facility for completion of our minority investment in Magellan Technology Pty., Ltd., and for general working capital purposes. The first phase included an arrangement for a $10 million senior secured term loan due April 19, 2007. Outstanding principal under the facility bore interest at the prime rate of interest plus 2.25%. Underwriting fees related to the facility equaled 3.5% of the total principal and warrants to purchase 200,000 shares of our common stock. This loan was paid off in August 2006 as discussed below.

On August 4, 2006, we completed the final phase of our credit facility with an affiliate of Cerberus Capital Management, L.P., Ableco Finance LLC (“Cerberus”). The $22.5 million, three-year revolving credit facility due August 2009 is intended for general working capital purposes and replaced the existing $10 million facility completed in the first stage of the financing. Outstanding principal under the $22.5 million facility bears interest at the prime rate of interest plus an applicable margin (currently 11.75%) or a LIBOR rate plus an applicable margin. Underwriting fees related to the facility equal 2.0% of the total principal and warrants to purchase 150,000 shares of our common stock. The terms of the Cerberus facility require us to comply with certain financial covenants covering senior debt leverage ratio, total debt leverage ratio, minimum EBITDA, minimum cash plus availability, minimum interest coverage, and certain negative covenants.

In March 2007, we entered into an amendment to our existing facility with Cerberus. Under the amendment Cerberus waived certain financial covenant requirements for the quarters ended December 31, 2006 and the quarter ended March 31, 2007. We were required to pay an amendment fee of $225,000 and the interest rate charged by Cerberus under the facility was increased by 50 basis points. We will retain full use of the facility, in accordance with the terms of the related agreement.

On March 5, 2007, we announced that we had appointed bankers to explore the sale of the table route. We expect to use the proceeds from this potential sale to repay debt. If this potential sale does not occur at all, or in the timeframe expected, we would consider other alternatives to refinance some or all of our debt.

Amounts disclosed in the accompanying tables are rounded to the nearest thousand while amounts included in text are disclosed in actual amounts. All percentages reported are based on those rounded numbers.

Results of Operations

Revenues and Cost of Revenues

	Year Ended December 31,			Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04
Revenues:
Slot and table games	$16,700	$33,670	$40,560	(50.4)%	(17.0)%
Interior signage	—	5,252	20,014	—	(73.8)%
Systems	52,809	39,299	35,800	34.4%	9.8%

Total revenues	$69,509	$78,221	$96,374	(11.1)%	(18.8)%

Cost of revenues:
Slot and table games	$12,946	$12,677	$11,999	2.1%	5.7%
Interior signage	—	3,832	12,335	—	(68.9)%
Systems	21,213	19,597	18,548	8.2%	5.7%

Total cost of revenues	$34,159	$36,106	$42,882	(5.4)%	(15.8)%

Gross profit	$35,350	$42,115	$53,492	(16.1)%	(21.3)%

Overview. In December 2004, we announced our intent to focus our business on game content and technology and have completed several strategic transactions since this decision. These transactions have provided us with new products and intellectual property necessary to enable us to focus on our strategic initiatives. Historically, our product revenues consisted of the sale of custom interior signage and daily fees from slot and table leases. The majority of our revenues today are generated from modular and integrated management systems for slot, table, sports and other types of legalized wagering in casino gambling venues.

Key business metrics used by Company management include:

(i)	Slot and table management system installed base, representing the number of slot machines or table games that are connected to the Company’s systems products.

(ii)	Win per device per day, representing the net revenues the Company earns from each gaming device or system.

(iii)	Slot machine and table games installed base, representing the number of slot games or table games devices that generate fixed or daily fees for the Company.

(iv)	Daily fees per slot machine or table game installed base, representing the daily fee we earn per game.

Systems. During the fiscal year ended December 31, 2006, our systems revenues were $52.8 million, representing an increase of 34.4% as compared to 2005. This improvement in 2006 compared to 2005 was primarily due to increased demand for our systems, fueling a 50.5% increase in upfront fees, and a 109.3% increase in recurring daily fees. During 2006 our table management installed base, which includes our legacy TableLink® system and Table iD™ grew by approximately 48.8% compared to 2005 levels. Our slot management installed base, which includes our Casinolink® Jackpot System product and our Casinolink® systems, showed an 18.7% growth in fiscal 2006 compared to fiscal 2005.

During the fiscal year ended December 31, 2005, our systems revenues were $39.3 million, representing an increase of 9.8% as compared to 2004. This improvement was primarily due to increased demand for our Casinolink® Enterprise Edition™ products. Our table management installed base grew approximately 80% over 2004. We continued to report consistent increases in our slot management installed base, including an 18% growth in fiscal 2005 compared to fiscal 2004. Maintenance revenues also increased year-over-year as we continued to grow our installed base of both Casinolink® and TableLink.

Slot and table games. Slot and table game revenues for 2006 decreased by 50.4% compared to 2005. The decrease is primarily attributable to a decline in slot and table revenues under daily fee arrangements, and a decrease in one-time intellectual property licensing fees. Overall, table game revenues declined primarily as a result of lower daily fees under our lease arrangements. The Company expects revenues from table games to increase in fiscal 2007 as a result of continued popularity of our Caribbean Stud® poker game in Macau, and through new installations of and conversions of existing installations to the progressive version of the Texas Hold ‘Em Bonus® / World Series of Poker® table game, which is now approved in all major gaming jurisdictions and is expected to earn higher daily fees.

Slot and table game revenues for 2005 decreased by 17% compared to 2004. Slot revenues decreased 42.4% for the year ended December 31, 2005, primarily as a result of a decrease in the installed base, and table revenues decreased 27.6 % for the same period due primarily to lower daily fees from the Texas Hold ‘Em Bonus felt game comprising a larger portion of our table route.

During 2005, we announced our intent to dispose of our legacy slot route to allow us to focus on central-server based gaming technology. In September 2005, we licensed our legacy slot operating system to a third party as more fully described in Note 1 in the accompanying financial statements. As a result of these events, our legacy slot revenues declined in 2005 and 2006.

During March 2007, we announced that we appointed Roth Capital Partners to provide advisory services in connection with a potential sale of our table games route and other related assets including the Caribbean Stud® and Texas Hold’em Bonus® table games, with full consideration of related agreements and partnerships tied to the felt and electronic table games. We expect that we would retain our rights and agreements related to wireless, server-based and peer to peer systems, content, applications and certain other assets related to the table games route.

Included in systems revenues and slot and table games revenues are one-time licensing arrangements. For the fiscal years ended December 31, 2006 and 2005, revenues from these arrangements totaled approximately $14 million and $13.8 million, respectively. In the fourth quarter of 2006, we publicly announced that we will no longer include one-time intellectual property license revenues in our planned estimates.

Interior signage. The interior signage segment, which was sold in the second quarter of 2005, manufactured and sold interior casino signage and related products. The interior signage operation previously was combined with the electronic jackpot and mystery systems in the Products Segment. In 2005, we revised our segment information to be more consistent with our new business model. We now report our revenues in two segments: (1) slot and table games and (2) systems and electronic jackpot and mystery systems. As a result of this change, we have reclassified our 2004 and 2005 revenues to conform to the current segment presentation.

Gross profit. Our gross profit margin decreased by approximately $6.8 million in 2006 as compared to 2005 due primarily to a lower revenue base with a constant level of fixed costs. Our gross profit percentage decreased slightly from 53.8% in 2005 to 50.9% in 2006. Gross profit decreased in 2005 versus 2004 due to higher systems hardware sales in 2005 compared to 2004.

Condensed Statement of Operations

	Year Ended December 31,			Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04
Total revenue	$69,509	$78,221	$96,374	(11.1)%	(18.8)%
Cost of revenue	34,159	36,106	42,882	(5.4)%	(15.8)%

Gross profit	35,350	42,115	53,492	(16.1)%	(21.3)%

SG&A expense	$41,836	$28,652	$27,595	46.0%	3.8%
Slot rent expense	—	—	1,204	—	(100.0)%
R&D expense	13,005	8,060	6,102	61.4%	32.1%
Depreciation and amortization	9,301	4,894	8,908	90.0%	(45.1)%
Net gain on disposal of non-core assets	—	(2,536)	—	(100.0)%	—
Gain on sale of core intellectual property	—	(2,500)	—	(100.0)%	—

Income from operations	$(28,792)	$5,545	$9,683	(619.2)%	(42.7)%
Interest expense, net	(7,832)	(8,535)	(9,489)	(8.2)%	(10.1)%
Loss on early retirement of debt	—	(2,993)	—	(100.0)%	—

Income (loss) before income tax benefit	(36,624)	(5,983)	194	(512.1)%	(3,184.0)%

Income tax benefit	—	—	65	—	(100.0)%

Net income (loss)	$(36,624)	$(5,983)	$259	(512.1)%	(2,410.0)%

Net income (loss) per share	$(1.06)	$(0.24)	$0.01	(341.7)%	(2,481.4)%

Selling, general and administrative expense (“SG&A”). SG&A expenses increased by approximately $13.2 million in the year ended December 31, 2006 compared to 2005. This increase was due primarily to additional legal and compliance costs necessary to continue to achieve regulatory approvals for our new products, legal fees incurred in connection with ongoing litigation matters, legal settlements, relocation and restructuring charges for our international operations, and separation and post-employment agreement costs. In addition, non-cash charges for stock compensation expense were approximately $5.3 million for 2006 compared with $0.7 million in 2005. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective application, and therefore, results for prior periods have not been restated. SFAS No. 123(R) requires that all stock-based compensation, including stock and stock-based awards to employees, be valued at fair value and recorded as a charge to income over the related service period.

SG&A expenses increased by approximately $1.1 million in the year ended December 31, 2005 compared to 2004. The increase in 2005 compared to 2004 was due primarily to additional legal and compliance costs necessary to continue to achieve regulatory approvals for our new products, costs incurred in connection with the documentation and testing of our business processes under the new corporate governance requirements and continued investments in upgrading our human capital.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. During 2006, research and development expense increased by 61.4% over 2005, as a result of increased spending to meet our product development timelines and achieve our strategic objectives. We believe our R&D staffing is currently at optimal levels, but we expect total R&D expense will continue to experience some variability due to third-party costs related to the submission and approval of new products. During 2005, R&D expense increased by 32.1% compared to the same period in 2004 as a result of our shift toward a technology-based business model.

Depreciation and amortization. Depreciation and amortization increased by approximately $4.4 million during the 2006 fiscal year compared to 2005. This increase is primarily the result of amortization expense for the acquisitions of EndX and VirtGame which were completed in late 2005, partially offset by a decrease in depreciation expense as a result of our slot write-down in mid-2005.

Depreciation and amortization decreased 45.1% in 2005 compared to 2004 primarily due to a write-down of our legacy slot hardware in June 2005.

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

Interest expense, net. Interest expense primarily includes interest costs and amortization from our $45 million of 11.875% Senior Secured Notes due 2008 and our senior secured credit facility. Net interest expense decreased by approximately $0.7 million in 2006 as compared to 2005 as a result of the retirement of $20 million of the Senior Secured Notes during the fourth quarter of 2005, partially offset by interest expense on our senior secured credit facility. Net interest expense decreased $1 million during 2005 compared to 2004 due to the retirement of a portion of the Senior Secured Notes during the fourth quarter, and due to the completion of amortizing certain debt issue costs.

Loss on early retirement of debt. During the fourth quarter of 2005, we recorded a $3.0 million loss on the early retirement of $20.0 million of our Senior Secured Notes. Of this charge, $1.2 million was a call premium paid in cash, and $1.8 million was a non-cash charge related to writing off related debt discount and prepaid debt issue costs.

Income taxes. The Company did not recognize a tax benefit or provision related to its domestic operations for the years ended December 31, 2006, 2005 or 2004 due to the Company’s net operating loss position. In 2004, the income tax benefit recorded in the statement of operations related primarily to foreign tax credits and state income tax adjustments.

Earnings (loss) per share. Basic and diluted loss per share for the year ended December 31, 2006 was $(1.06) on approximately 34.5 million basic and diluted average common shares outstanding. Basic and diluted loss per share for the year ended December 31, 2005 was $(0.24) on approximately 25.1 million basic and diluted average common shares outstanding. The basic and diluted earnings per share for the year ended December 31, 2004 was $0.01 on approximately 21.9 million basic and approximately 22.4 million diluted average common shares outstanding.

Liquidity and Capital Resources

Net cash and cash equivalents at December 31, 2006 were approximately $7.2 million, a decrease of approximately $6.9 million compared to December 31, 2005. This change resulted from cash used in operations of $12.1 million, cash used in investing activities of $12.5 million, and cash provided by financing activities of $17.8 million, and the effect of exchange rate changes on cash and cash equivalents of $0.1 million.

Significant components of cash flows from operations are as follows:

(Amounts in millions)
Net loss	$(36.6)
Non-cash items	18.6
Other changes in assets and liabilities	5.9
Net cash used in operations	$(12.1)

Other significant sources (uses) of cash during 2006 were $17.6 million proceeds from our senior debt facility, $1.6 million of proceeds from the issuance of common stock, $(6.7) million used for the purchase of a minority investment and business operations, $(2.2) million used for purchases of property and equipment and inventory leased to others, $(3.6) million used for investments in intellectual property and intangible assets, and $(1.4) million used for corporate development including debt repayments, debt issuance costs, residual costs of our 2005 equity offering, and purchases of treasury stock.

The following table summarizes the Company’s contractual obligations for long-term debt, capital leases, interest expense, operating leases, license fees and employment agreements for the periods shown:

(Amount in thousands)	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual Obligations
Long-term debt	$62,749	$113	$62,636	$—	$—
Capital lease obligations	15	15	—	—	—
Interest expense	14,645	7,553	7,092	—	—
Operating leases	8,725	2,710	4,305	1,710	—
License / development	20,652	7,947	6,935	3,672	2,098
Employment agreements	456	304	152	—	—
Total	$107,242	$18,642	$81,120	$5,382	$2,098

The table above excludes accretion of debt discount of $0.6 million for the periods shown.

We have generated net losses of $36.6 million, $6 million and net income of $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, and have an accumulated deficit of $150.5 million at December 31, 2006. We have used cash from operating activities of $12.1 million, $21.3 million and generated cash from operations of $8.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. We have generated cash from financing activities of $17.8 million, $59.6 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. We have total cash of $7.2 million and net working capital of $19.7 million at December 31, 2006. We have also announced that we will explore a potential sale of our table games route and other related assets. Based on our current operating plan, we believe existing cash, cash forecasted by us to be generated by operations, potential sales of assets, and borrowings from our credit facility will be sufficient to meet our working capital and capital requirements through at least December 31, 2007. However, if events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

In February 2007, we received a judgment related to a recent jury verdict in the case entitled Derek Webb, et al v. Mikohn Gaming Corporation for $39 million, plus the cost of the suit including reasonable attorney’s fees. In accordance with the applicable law, our payment obligations with respect to the judgment are stayed until a denial of our post-trial motion for a new trial. Although we cannot guarantee the outcome of any of our litigation matters, based on opinions from our external counsel and our own internal assessment, we believe that it is probable that either the motion for a new trial or motion for judgment as a matter of law will be granted and as a result the jury verdict will be vacated and overturned. Otherwise, we believe it is probable that the jury verdict will be overturned on appeal. As a result, as of December 31, 2006, no amounts have been accrued for this matter other than legal defense fees. While we cannot predict with precision the length of time it will take the Court to rule on post trial motions, we believe, and outside counsel concurs, that it is remote that the post trial motion process will be concluded before December 31, 2007, and the Court would render its decisions on these motions. Accordingly, other than normal legal expenses, we do not expect the jury verdict to impact our financial position, results of operations or cash flows during the year ended December 31, 2007. If the post trial motions are unsuccessful, we may be required to post a bond for $43.7 million representing the full amount of the verdict, including plaintiffs’ attorneys’ fees and costs. The requirement to post a bond of this magnitude could therefore have a material adverse effect on our financial position, results of operations and liquidity, up to and including impacting our ability to continue as a going concern or forcing us to seek protection under Federal Bankruptcy laws.

Employment Agreements

We have entered into employment contracts with our corporate officers and certain other key employees. Significant contract provisions include minimum annual base salaries, healthcare benefits, life insurance benefits, bonus compensation if performance measures are achieved, changes in control (CIC), grants of restricted stock, incentive stock options and non-compete provisions. These contracts are primarily “at will” employment agreements, under which we or the employee may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract.

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

In August 2004, we signed a license and development agreement with IGT to license segments of our patent portfolio of technology and to develop video slot games based on our content, for a term continuing until the last to expire of the patent rights under the agreement. The new games are to be developed on IGT’s game platform and distributed by us. Pursuant to this agreement, IGT also licenses aspects of its intellectual property to us for its games and we are committed to purchase from IGT a minimum of 600 slot machines carrying our game content on them over the life of the agreement. We will be required to pay for the slot machines through a daily fee arrangement whereby IGT will receive an amount equal to 25% of our gross revenue derived from the slot machines, with a minimum of $12.50 per day per machine, as defined in the agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with unconsolidated entities or other persons.

Capital Expenditures and Other

During 2006, we spent approximately $1.8 million for purchases of property and equipment, primarily all of which relates to a new enterprise-wide software system, and $0.4 million for purchases of inventory leased to others. We expect our spending for capital expenditures to be less in 2007.

On June 16, 2006, we entered into a separation agreement with our former CFO, resulting in charges of $0.9 million for severance and $0.9 million for stock compensation expense.

Share Repurchase Plan

On August 13, 2002 our Board of Directors authorized the purchase of up to $2.0 million of our common stock. The purchases may be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. Through December 31, 2006, we have purchased 175,800 shares of our common stock for approximately $0.5 million.

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

We have identified the following policies as critical to our business operations and the understanding of our results of operations: revenue recognition, receivables and allowance for doubtful accounts, inventories and obsolescence, long-lived asset impairment, and stock-based compensation. To provide an understanding of the methodology we apply these and other significant accounting policies discussed below and where appropriate in the notes to our consolidated financial statements.

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

Systems. System sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine activity and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. We account for system sales in accordance with Statement of Position 97-2—Software Revenue Recognition (“SOP 97-2”). System sales are considered multiple element arrangements because they include hardware, software, installation, training and post-sale customer support. System sales are evidenced by a signed contract. Follow-up spare parts and hardware-only sales are evidenced by a purchase order. Revenue for system sales is recognized when: (i) there is a signed contract with a fixed determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered, installed, training has been completed and acceptance has occurred. Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and do the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.

Postcontract Customer Support. Maintenance and support for substantially all of our products are sold under agreements with established vendor-specific objective evidence of fair value in accordance with the applicable accounting literature. These contracts are generally for a period of three years and revenue is recognized ratably over the contract service period. Further training is also sold under agreements with established vendor-specific objective evidence of price, which is based on daily rates and is recognized as the services are provided.

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

Inventory and Obsolescence

We routinely evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Raw materials and work in progress with quantities in excess of forecasted usage are reviewed at least quarterly by our engineering and operating personnel for obsolescence. Such raw material and work in progress write-downs are typically caused by engineering change orders or product end of life adjustments. Finished goods are reviewed at least quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record reserves for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. In 2005 and 2004, we reduced our reserves through write-offs of obsolete inventories and adjusted the level of reserves in accordance with our accounting policies. In the second quarter of 2006, we increased our reserves by approximately $0.9 million due primarily to charges resulting from the European Union’s adoption of the Restriction of Hazardous Substances in electronic equipment (RoHS) initiative on July 1, 2006 and due to charges resulting from slot machine parts deemed no longer saleable. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

Effective January 1, 2006, we adopted the provisions of SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this amendment did not have a material impact to our overall results of operations or financial position.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) which establishes standards for accounting for transactions in which a company exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that is based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this pronouncement is on issuing share-based payments for services provided by employees. This pronouncement also requires recognition of compensation expense for new equity instruments awarded or for modifications, cancellations or repurchases of existing awards starting January 1, 2006. Compensation expense for new equity awards, in most cases, will be based on the fair value of the stock on the date of grant and will be recognized over the vesting service period. An award of a liability instrument, as defined by this pronouncement, will initially be recorded at fair value and will be adjusted each reporting period to the new fair value through the date of settlement. Additionally, we have adopted the guidance in SAB 107, Share-Based Payment, which provides interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB 107 also requires the classification of stock compensation expense to the same financial statement line item as cash compensation, and therefore, may impact cost of sales and service, related gross profits and margins, selling, general and administrative expenses and research and development expenses.

We elected the modified prospective application method contained in SFAS No. 123(R) to account for share-based payments. Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The principal effects of adopting SFAS No. 123(R) are:

•	The fair value of unvested outstanding options at the beginning of first quarter 2006 will be expensed over the remaining service period.

•

Forfeitures over the expected term of the award are estimated at the date of grant and the estimates adjusted to reflect actual subsequent forfeitures. Previously, we had reflected forfeitures as they occurred. The effect of this change was not significant.

•

Any tax benefits recognized as a result of the exercise of employee stock options would be classified as a financing cash flow. The Company has not recognized any tax benefits related to stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards.

Adoption of this new pronouncement did not change the methodology we use to determine the fair value of our share-based compensation arrangements. We use the Black-Scholes-Merton option-pricing model for stock options and the grant date fair value of our common stock for restricted stock awards.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are evaluating FIN 48 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the fiscal year ended December 31, 2006. The application of SAB 108 did not have a material effect on our financial position, cash flows, and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which depends on the nature and extent of items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

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

We are subject to foreign currency exchange risk relating to the translation of our foreign subsidiaries’ asset, liability, income and expense accounts. Our foreign subsidiaries use the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the rate of exchange at the end of the relevant period. The income and expense accounts are translated using the average rate of exchange during the relevant period. Due to the long-term nature of our investment in our foreign operations, most of our intercompany transactions and translation adjustments are reflected as a separate component in stockholders’ equity. Although we do not regularly incur gains or losses from specific foreign currency transactions and do not believe that these amounts would be material, these gains and losses would be reflected in our consolidated statement of operations. For the year ended December 31, 2006, we did not have any forwards, options or other derivative contracts in force. We do not consider our existing foreign currency translation exposure to be material.

Interest Rate Risk

We have total interest-bearing debt of approximately $62.8 million before discounts. Components totaling approximately $45.1 million of this amount have fixed rates of interest and therefore, are not exposed to the fluctuation of market interest rates. At December 31, 2006, we had approximately $17.6 million of variable rate debt. A 1% increase in interest rates would increase annual interest expense by approximately $0.2 million.

Any future borrowings will be exposed to market rate risk. We periodically review our interest rate exposure, if any, on our long-term debt and, as market conditions warrant, we may enter into an interest rate cap or swap agreements in order to manage this exposure. For the year ended December 31, 2006, we did not have any such agreements in force. See Note 12 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 8.	Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006, 2005, and 2004

All other schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Progressive Gaming International Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Progressive Gaming International Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2006 and our report dated March 20, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Las Vegas, Nevada

March 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Progressive Gaming International Corporation:

We have audited the accompanying consolidated balance sheet of Progressive Gaming International Corporation and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Las Vegas, Nevada

March 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Progressive Gaming International Corporation

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Progressive Gaming International Corporation (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Progressive Gaming International Corporation as of December 31, 2005, and the results of its operations and its cash flows for the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Los Angeles, California

March 28, 2006

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share data)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$7,183	$14,081
Accounts receivable, net of allowance for doubtful accounts of $943 and $805	17,818	12,919
Contract sales receivable, net of allowance for doubtful accounts of $1,529 and $1,529	6,407	15,670
Inventories, net of reserves of $1,040 and $1,157	11,486	10,534
Prepaid expenses	4,447	3,582

Total current assets	47,341	56,786

Contract sales and notes receivable, net	164	2,089

Property and equipment, net	5,456	4,417
Intangible assets, net	62,376	61,951
Goodwill	58,014	57,173
Other assets	12,835	3,430

Total assets	$186,186	$185,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,047	$7,681
Customer deposits	2,113	1,224
Current portion of long-term debt and notes payable	128	287
Accrued liabilities	10,038	5,552
Deferred revenues and license fees	4,332	7,620

Total current liabilities	27,658	22,364

Long-term debt and notes payable, net of unamortized discount of $585 and $954	62,051	44,071
Other long-term liabilities	694	—
Deferred tax liability	11,856	14,856

Total liabilities	102,259	81,291

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 34,774,154 and 34,355,943 shares issued and outstanding	3,477	3,436
Additional paid-in capital	229,048	217,075
Other comprehensive income (loss)	3,601	(744)
Accumulated deficit	(150,510)	(113,886)

Subtotal	85,616	105,881
Less treasury stock, 293,692 and 254,174 shares, at cost	(1,689)	(1,326)

Total stockholders’ equity	83,927	104,555

Total liabilities and stockholders’ equity	$186,186	$185,846

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2006	2005	2004
Revenues:
Slot and table games	$16,700	$33,670	$40,560
Interior signage	—	5,252	20,014
Systems	52,809	39,299	35,800

Total revenues	69,509	78,221	96,374

Cost of revenues:
Slot and table games	12,946	12,677	11,999
Interior signage	—	3,832	12,335
Systems	21,213	19,597	18,548

Total cost of revenues	34,159	36,106	42,882

Gross profit	35,350	42,115	53,492

Operating expenses:
Selling, general and administrative expense	41,836	28,652	27,595
Slot rent expense	—	—	1,204
Research and development	13,005	8,060	6,102
Depreciation and amortization	9,301	4,894	8,908
Net gain on disposition of non-core assets	—	(2,536)	—
Gain on sale of core intellectual property	—	(2,500)	—

Total operating expenses	64,142	36,570	43,809

Operating income (loss)	(28,792)	5,545	9,683
Interest expense, net	(7,832)	(8,535)	(9,489)
Loss on early retirement of debt	—	(2,993)	—

Income (loss) before income tax benefit	(36,624)	(5,983)	194
Income tax benefit	—	—	65

Net income (loss)	$(36,624)	$(5,983)	$259

Weighted average common shares:
Basic	34,527	25,124	21,884

Diluted	34,527	25,124	22,359

Basic and diluted earnings (loss) per share:	$(1.06)	$(0.24)	$0.01

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Net income (loss)	$(36,624)	$(5,983)	$259
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	4,345	(599)	108

Comprehensive income (loss)	$(32,279)	$(6,582)	$367

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total
(Amounts in thousands)	Shares	Amount
Balance, December 31, 2003	21,911	$2,191	$114,325	$(253)	$(108,162)	$(712)	$7,389

Net income					259		259
Currency translation adjustments				108			108
Stock options exercised	436	44	1,855				1,899
Employee stock purchase plan	87	9	407				416
Employee stock incentive plan			345				345
Issuance of restricted stock	64	6					6
Purchase of treasury stock						(181)	(181)

Balance, December 31, 2004	22,498	2,250	116,932	(145)	(107,903)	(893)	10,241

Net loss					(5,983)		(5,983)
Currency translation adjustments				(599)			(599)
Stock options exercised	626	63	3,063				3,126
Stock warrants exercised	1,518	152	8,000				8,152
Employee stock purchase plan	14	1	117				118
Employee stock incentive plan			736				736
Issuance of restricted stock	131	13	(13)				—
Purchase of treasury stock						(433)	(433)
Issuance of common stock for cash	8,298	830	69,094				69,924
Common stock issued in acquisition	1,271	127	19,146				19,273

Balance, December 31, 2005	34,356	3,436	217,075	(744)	(113,886)	(1,326)	104,555

Net loss					(36,624)		(36,624)
Currency translation adjustments				4,345			4,345
Stock options exercised	102	10	489				499
Stock warrants exercised	180	18	791				809
Employee stock purchase plan	26	2	260				262
Employee stock incentive plan			6,921				6,921
Issuance of restricted stock	110	11	(11)				—
Issuance of stock warrants			3,674				3,674
Purchase of treasury stock						(363)	(363)
Residual costs of equity offering			(151)				(151)

Balance, December 31, 2006	34,774	$3,477	$229,048	$3,601	$(150,510)	$(1,689)	$83,927

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(36,624)	$(5,983)	$259
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,796	2,594	6,999
Amortization	7,505	2,300	1,909
Provision for (recovery of) bad debts	228	(49)	149
Provision for (recovery of) obsolete inventory	942	(85)	(912)
Amortization of debt discount and debt issue costs	1,467	1,147	1,576
Loss (gain) on disposition of property and equipment	30	44	(6)
Net gain on disposition of non-core assets	—	(2,536)	—
Loss on early retirement of debt	—	2,993	—
Stock-based compensation	6,921	736	344
Unrealized foreign currency transaction gains	(272)	—	—
Other	—	—	(33)

Changes in assets and liabilities:
Accounts receivable	(1,903)	(1,503)	(3,083)
Contract sales and notes receivable	8,423	(9,633)	(2,801)
Inventories	(1,639)	(1,404)	(1,548)
Prepaid expenses and other assets	(4,716)	(6,607)	(419)
Trade accounts payable	3,721	(1,829)	3,376
Accrued expenses	4,160	(3,306)	341
Customer deposits, deferred revenue and other liabilities	(2,169)	1,793	2,320

Net cash provided by (used in) operating activities	(12,130)	(21,328)	8,471

Cash flows from investing activities:
Purchase of property and equipment	(1,815)	(1,923)	(792)
Purchase of inventory leased to others	(355)	(862)	(5,097)
Proceeds from sales of property and equipment	35	145	69
Proceeds from sale of non-core assets	—	11,402	—
Purchases of minority investments	(6,000)	(38)	—
Purchases of business operations, net of cash acquired	(744)	(36,165)	—
Increase in intangible assets	(3,636)	(8,769)	(245)

Net cash used in investing activities	(12,515)	(36,210)	(6,065)

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	(262)	(20,061)	(108)
Call premium on early retirement of debt	—	(1,188)	—
Principal payments on capital leases	(14)	(60)	(587)
Principal payments of deferred license fees	—	—	(535)
Purchase of treasury stock	(363)	(433)	(181)
Proceeds from long-term debt and notes payable	17,636	—	—
Debt issuance costs	(569)	—	—
Residual costs of equity offering	(151)	—	—
Proceeds from issuance of common stock and warrants	1,570	81,320	2,352

Net cash provided by financing activities	17,847	59,578	941

Effect of exchange rate changes on cash and cash equivalents	(100)	(264)	275

Increase (decrease) in cash and cash equivalents	(6,898)	1,776	3,622

Cash and cash equivalents, beginning of year	14,081	12,305	8,683

Cash and cash equivalents, end of year	$7,183	$14,081	$12,305

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Supplemental disclosure of cash flows information:

Cash paid for interest	$6,151	$8,467	$9,685

Cash paid for state and federal taxes	$49	$170	$46

Issuance of warrants	$3,674

Transfer equipment to inventory			$198

Gaming equipment leased to others acquired through capital lease			$670

Acquisitions:
Fair value of assets acquired, net of cash received		$22,234

Liabilities assumed		$2,266

Fair value of common stock, warrants and options issued in business combinations		$19,273

Goodwill recognized	$744	$35,508

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts disclosed in the accompanying footnote tables are shown in thousands while amounts included in text are disclosed in actual amounts.

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Progressive Gaming International Corporation (referred throughout these notes, together with its subsidiaries as “Progressive” or “the Company”) was incorporated in May 1986 in Nevada. Progressive develops, acquires, and markets (i) proprietary branded slot machine and table games, including the Caribbean Stud® table game, and (ii) electronic player tracking, game monitoring/accounting and progressive jackpot and mystery systems for slot and table game operations. The Company’s current facilities are in North America, the Netherlands, the United Kingdom, Macau, Estonia, and Australia. The Company’s customers include casinos, other gaming suppliers, operators of wide-area gaming networks and lottery authorities. Progressive’s gaming products are found in almost every major gaming jurisdiction worldwide.

The Company’s worldwide operations are concentrated in two principal business segments: slot and table games, and systems.

Slot and Table Games. The Company established its slot and table game business unit in 1993 to develop, acquire, and distribute proprietary games. The Company owns or licenses the rights to several categories of proprietary games, which it places in casinos under lease arrangements. These leases provide for license fees, fixed rental payments or a participation in the game’s operating results.

Systems. The Company sells or leases software and electronic components for player tracking and slot machine and table game monitoring/accounting systems along with progressive jackpot and mystery systems to casino operators and governmental agencies.

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

In connection with its focus on games content and technology the Company sold its interior sign division during 2005. The newly formed entity retained the Mikohn brand. Accordingly, the Company filed fictitious name filings in all jurisdictions in which it does business to allow it to do business as Progressive Gaming International Corporation effective January 2005. In addition, the Company changed its NASDAQ ticker symbol to PGIC, effective January 5, 2005. The Company changed its legal name to Progressive Gaming International Corporation in March, 2006. The Company retained a minority interest in the sign business and as a result did not present the reporting unit as a discontinued operation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144 “Long Lived Assets and Assets to be Disposed Of”.

On October 7, 2005, the Company completed its acquisition of VirtGame Corp. (VirtGame), a provider of open architecture gaming software primarily focused on the delivery of a central-server based slot games and centrally managed sports betting. The Company will issue a total of approximately 1.8 million shares of its common stock for all of the outstanding common stock, preferred stock, warrants and options of VirtGame. The Company also provided VirtGame with a secured credit facility of $2.5 million to bridge their operations until the acquisition was complete. At December 31, 2004, the Company had advanced $0.3 million to VirtGame under this credit facility.

On November 28, 2005, the Company acquired EndX Group, Ltd. (“EndX”), a global gaming management systems software company headquartered in the United Kingdom, for $29.9 million in cash, including transaction costs. EndX had been one of the Company’s key strategic partners for over three years. The EndX Intelligence product suite is currently installed in over 175 gaming centers in approximately 20 countries worldwide, including centers operated by the three major gaming operators located in the United Kingdom. The EndX product has been integrated as a part of CasinoLink® Enterprise Edition. The modules of EndX include cage and cash management, player marketing, table games accounting, and surveillance and alerts monitoring. In addition, we and EndX previously created a version of TableLink® for the international market. Significant North American multi-site installations that have been completed or are in the process of being installed include 17 sites for the British Columbia Lottery Corporation and four sites for the Saskatchewan Indian Gaming Authority.

Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated.

Liquidity and Capital Resources. The Company has generated net losses of $36.6 million, $6 million and net income of $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, and has an accumulated deficit of $150.5 million at December 31, 2006. The Company has used cash from operating activities of $12.1 million, $21.3 million and generated cash from operations of $8.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. The Company has generated cash from financing activities of $17.8 million, $59.6 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has total cash, cash equivalents and restricted cash of $7.2 million and net working capital of $19.7 million at December 31, 2006. The Company has also announced that it will explore a potential sale of its table games route and other related assets. Based on the Company’s current operating plan, management believes existing cash, cash forecasted by management to be generated by operations, potential sales of assets, and borrowings from the Company’s credit facility will be sufficient to meet the Company’s working capital and capital requirements through at least December 31, 2007. However, if events or circumstances occur such that the Company does not meet its operating plans as expected, the Company may be required to seek additional capital and/or to reduced certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

As more fully described in Note 13, the Company is a defendant in the matter Derek Webb et al vs. Mikohn Gaming Corporation. On February 21, 2007, the Company received an adverse jury verdict. The Company has filed post trial motions and if necessary, will initiate the appeals process. While the Company cannot predict with precision the length of time it will take the Court to rule on post trial motions, it believes, and outside counsel concurs, that it is remote that the post trial motion process will be concluded before December 31, 2007, and the Court would render its decisions on these motions. Accordingly, other than normal legal expenses, the Company does not expect the jury verdict to impact its financial position, results of operations or cash flows during the year ended December 31, 2007. If the post trial motions are unsuccessful, the Company may be required to post a bond for $43.7 million representing the full amount of the verdict, including plaintiff’s attorneys’ fees and costs. The requirement to post a bond of this magnitude could therefore have a material adverse effect on the Company’s financial position, results of operations and liquidity, up to and including impacting its ability to continue as a going concern or forcing the Company to seek protection under the Federal Bankruptcy laws.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and temporary investments with financial institutions. At December 31, 2006, the Company had deposits with financial institutions in excess of FDIC insured limits by $7.1 million.

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

Intangible Assets. Intangible assets consist of patent and trademark rights, goodwill, intellectual property rights, covenants not to compete, software costs, license fees and a perpetual license. They are recorded at cost and are amortized, except goodwill and perpetual license, on a straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 5 to 40 years.

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets, such as the Company’s perpetual license, are no longer amortized but are subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, software development costs, trademark and proprietary property rights and license and non-compete agreements will continue to be amortized over their useful lives. Management performs impairment reviews annually or whenever events or circumstances occur that would indicate the assets may be impaired.

Deferred Revenues. Deferred revenues consist primarily of arrangements for which revenues will be recognized in future periods.

Deposits. Deposit liabilities represent payments and payment obligations collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed.

Other Assets. Other long-term assets represent primarily unamortized loan fees, minority investments, and security deposits for building and equipment leases and other services. The Company’s minority investments in non-public companies are accounted for using the cost method, and are regularly reviewed for impairment. When facts and circumstances indicate that an impairment has occurred that is other-than-temporary, the Company records an impairment charge and reduces the carrying value of the investment.

Litigation and Other Contingencies. The Company is involved in various legal matters, litigation and claims of various types in the ordinary course of its business operations. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The status of significant claims is summarized in Note 13.

GAAP requires that liabilities for contingencies be recorded when its is probable that a liability has been incurred and that the amount can be reasonably estimated. Significant management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict. For contingencies where an unfavorable outcome is reasonably possible and which are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss.

Foreign Currency Translation. The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation”. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss).

Nonmonetary Exchanges. The Company adopted SFAS No. 153 “Exchanges of Non-Monetary Assets” (“SFAS No. 153”) for the quarter ended September 30, 2005. SFAS No. 153 addresses the measurement for the exchange of non-monetary assets. SFAS No. 153 requires that exchanges be recorded at fair value provided that fair value is determinable and other qualifying criteria are met as described in the standard. If fair value is not determinable or if the other qualifying criteria are not met, the exchange is recorded at cost.

In September 2005, the Company entered into separate transactions involving the licensing of intellectual property and content. The first involved the license of the Company’s legacy slot operating system of which the Company had previously acquired a portion of the rights to, made significant modifications and enhancements and obtained regulatory approval in numerous jurisdictions. We also acquired unique intellectual property content primarily for use in the Company’s server-based wagering growth initiative from this party who licensed our operating system. These transactions were accounted for as non-monetary exchanges in accordance with SFAS No. 153 and have been recorded at cost in the accompanying consolidated balance sheets.

The second transaction involved obtaining the rights to execute the license of the slot operating system from the current owner. The current owner also purchased core intellectual property from us. These transactions were recorded as non-monetary exchanges in accordance with SFAS No. 153 and recorded at fair value in the accompanying consolidated statement of operations.

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

Systems. System sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine activity and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with Statement of Position 97- 2, “Software Revenue Recognition” (“SOP 97-2”). System sales are considered multiple element arrangements because they include hardware, software, installation, training and post-sale customer support. System sales are evidenced by a signed contract. Follow-up spare parts and hardware-only sales are evidenced by a purchase order. Revenue for system sales is recognized when: (i) there is a signed contract with a fixed determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered, installed, training has been completed and acceptance has occurred.

Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and do the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.

Postcontract Customer Support. Maintenance and support for substantially all of the Company’s products are sold under agreements with established vendor-specific objective evidence of fair value in accordance with the applicable accounting literature. These contracts are generally for a period of three years and revenue is recognized ratably over the contract service period. Further training is also sold under agreements with established vendor-specific objective evidence of price, which is based on daily rates and is recognized as the services are provided.

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

Stock-Based Compensation. Beginning January 2006, the Company adopted the modified prospective application method contained in SFAS No. 123 (revised December 2004), “Share-Based Payment” (“SFAS No. 123(R)”), to account for share-based payments. As a result, the Company applies this pronouncement to new awards or modifications of existing awards in 2006 and thereafter. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The principal effects of adopting SFAS No. 123(R) are:

•	The fair value of unvested outstanding options at the beginning of first quarter 2006 will be expensed over the remaining service period.

•

Forfeitures over the expected term of the award are estimated at the date of grant and the estimates adjusted to reflect actual subsequent forfeitures. Previously, the Company had reflected forfeitures as they occurred. The effect of this change was not significant.

•

Any tax benefits recognized as a result of the exercise of employee stock options would be classified as a financing cash flow. The Company has not recognized any tax benefits related to stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards.

Adoption of this new pronouncement did not change the methodology the Company uses to determine the fair value of its share-based compensation arrangements. The Company uses the Black-Scholes-Merton option- pricing model for stock options and the grant date fair value of our common stock for restricted stock awards.

Equity Instruments Issued to Outside Parties. The Company’s accounting policy for equity instruments issued to outside parties in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The number of uncancelled options issued to consultants at December 31, 2006, was 98,000, with a range of exercise prices from $4.38 to $7.75 per share, and an unamortized fair value of less than $0.1 million.

During the year ended December 31, 2006, the Company issued warrants to purchase an aggregate of 350,000 shares of the Company’s common stock to Ableco Holding LLC representing a portion of the debt issue costs related to the Company’s long-term debt arrangements. Upon issuance, the fair value of these warrants was recorded as a prepaid loan fee, and is being recognized as a charge to the statement of operations on the straight-line method over the term of the debt facility. At December 31, 2006, the number of shares issuable under uncancelled warrants held by Ableco Holding LLC was 350,000. The exercise price for 200,000 of the shares is $8.47 per share, 75,000 of the shares are exercisable at $8.42 per share, and the remaining 75,000 shares have a variable strike price to be determined on or before August 4, 2007 in accordance with the terms of the warrant. The term of the warrants is seven years.

From 1998 to 2000, the Company licensed rights to intellectual property, including rights to develop and market gaming devices and associated equipment under certain Ripley and Hasbro trademarks, in exchange for warrants to purchase shares of the Company’s common stock. During the year ended December 31, 2006, the Company licensed certain intellectual property rights from Harrah’s in exchange for 325,000 warrants to purchase shares of the Company’s common stock at an exercise price of $7.50 per share. These warrants were valued using the Black-Scholes-Merton option-pricing model using volatility of 60%, expected life of six years, risk free rate of 4.79%, and expected dividends of zero.

At December 31, 2006, the number of uncancelled warrants issued in exchange for license agreements was 547,500, with a weighted average exercise price of $7.70 per share.

Software Development Capitalization. The Company capitalizes costs related to the development of certain software products that meet the criteria under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”.

Income Taxes. The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” pursuant to which the Company records deferred income taxes for temporary differences that are reported in different years for financial reporting and for income tax purposes. Such deferred tax liabilities and assets are classified into current and non-current amounts based on the classification of the related assets and liabilities.

Guarantees. In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34”, which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, the Company believes these guarantees would only result in immaterial increases in future costs, and do not represent significant or contingent liabilities of the indebtedness of others.

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

Both parties entered into a three year Manufacturer’s Supply Agreement at the close of the transaction, whereby MSG would purchase electronics from the Company at its standard OEM pricing. For the year ended December 31, 2006, MSG purchased $0.3 million in electronic displays and related products from the Company.

In addition, under the Manufacturer’s Supply Agreement, MSG will provide the Company assembly, testing, shipping and warehousing services at MSG’s warehouse at hours worked plus any overhead associated with providing these services, multiplied by 110%. On January 3, 2006, the Company terminated this portion of the agreement and is currently using a third party contract manufacturer in Las Vegas, Nevada to provide these same services.

From time to time, the Company purchases signage and sign related products from MSG in conjunction with its progressive jackpot systems. During the twelve months ended December 31, 2006, the Company purchased $0.5 million from MSG.

In June 2005, the Company entered into a worldwide exclusive license with Magellan Technology Pty Limited (“Magellan”). The Company licensed, on an exclusive basis, Magellan’s rights to its RFID reader, tag and related intellectual property for any gaming applications for $3.1 million. The Company also completed the purchase of a minority interest in Magellan in 2006. In connection with the Company’s exclusive global master license to use Magellan’s RFID technology in gaming worldwide, the Company purchased $0.9 million of inventory from Magellan during the year ended December 31, 2006.

Reclassifications. Certain balance sheet and income statement amounts reported in the prior years have been reclassified to follow the Company’s current year’s reporting practice.

Recently Issued Accounting Standards. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of implementing this guidance, which depends on the nature and extent of items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB No. 108 were effective for the Company for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 had no effect on the Company’s financial statements for the year ended December 31, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

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

VirtGame

On October 7, 2005, the Company completed it acquisition of VirtGame Corp. in a stock swap in which the Company will issue a total of approximately 1.3 million shares of common stock in exchange for all of the outstanding shares of VirtGame’s common and preferred stock, as well as approximately 0.5 million shares issuable in the future upon the exercise of options and warrants. VirtGame is a provider of open architecture gaming software primarily focused on the delivery of central server-based games and centrally managed sports betting. The cost of the acquisition was $21.2 million, comprising $19.3 million in common stock and $1.9 million in cash transaction costs.

The value of the common stock to be issued was determined based on the average market price of the Company’s common stock over a period of days surrounding the measurement date, in accordance with the applicable accounting literature. The estimated fair value of the options and warrants issued in the transaction were determined using the Black-Scholes option pricing model.

The following table summarizes the final allocation of the purchase price to estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Net current assets	$(0.8)
Property and equipment, net	0.2
Goodwill	18.1
Intangible assets	9.5
Working capital loan	(2.4)
Deferred tax liability	(3.4)

Net assets acquired	$21.2

Of the $9.5 million in intangible assets, $9.3 million has been assigned to developed core technology (six-year life) and $0.2 million has been assigned to customer lists (three-year life).

The $18.1 million of goodwill was assigned to the systems segment, and the Company anticipates this goodwill will not be deductible for tax purposes.

EndX

On November 28, 2005, the Company acquired EndX, a global gaming management systems software company headquartered in the United Kingdom, in a cash purchase transaction. The cost of the acquisition was $29.9 million including $2.7 million in transaction costs.

The following table summarizes the final allocation of the purchase price to estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Net current assets	$0.1
Property and equipment, net	0.1
Goodwill	22.2
Intangible assets	10.7
Deferred tax liability	(3.2)

Net assets acquired	$29.9

Of the $10.7 million in intangible assets, $9.2 million has been assigned to developed core technology (six-year life) and $1.5 million has been assigned to customer lists (three-year life).

The $22.2 million of goodwill was assigned to the systems segment, and the Company anticipates this goodwill will not be deductible for tax purposes.

PitTrak

On January 5, 2005, the Company acquired substantially all the assets of PitTrak®, a table games management system. PitTrak® has similar functionality as TableLink® and provides the Company with an existing installed base of over 400 tables and access to sell its management solutions worldwide. The total purchase consideration of $2.8 million was allocated to intangible assets, including goodwill of $2.6 million, software costs, patents, trademarks, and customer lists totaling $0.4 million, and net current liabilities of $0.2 million. The goodwill of $2.6 million was assigned to the systems segment, and the Company anticipates this goodwill will not be deductible for tax purposes.

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

(Amounts in thousands)	2005	2004
Net revenues	$82,079	$101,812

Income (loss) from operations	$(757)	$5,165

Net loss	$(12,117)	$(4,692)

Loss per share—basic and diluted	$(0.46)	$(0.20)

Other Acquisitions

During 2006 the Company purchased an 11% minority investment in a non-public entity for $6 million in cash. This investment is accounted for using the cost method, and is periodically reviewed for impairment. No impairment of this investment was recognized during the year ended December 31, 2006.

3. Fair Values of Financial Instruments

The following table presents the carrying amount and estimated fair market value of financial instruments at December 31, 2006:

(Amounts in thousands)	Carrying Amount	Estimated Fair Market Value
Senior Notes	$44,415	$45,731

The carrying values of contract sales and notes receivable, capital leases, and the secured working capital line of credit approximate fair values. The estimated fair value of fixed rate long-term debt was determined by using quoted market prices and where quoted market prices are not available the fair value was calculated utilizing the present value of estimated future cash flows and applying discount rates commensurate with the risks involved.

4. Receivables

Accounts receivable at December 31, 2006 and 2005 consist of the following:

(Amounts in thousands)	2006	2005
Trade accounts	$15,531	$12,874
Other	3,230	850

Subtotal	18,761	13,724
Less: allowance for doubtful accounts	(943)	(805)

Net	$17,818	$12,919

Contract and notes receivable at December 31, 2006 and 2005 consist of the following:

(Amounts in thousands)	2006	2005
Contract sales and notes receivable	$8,100	$19,288
Less: allowance for doubtful accounts	(1,529)	(1,529)

Net	$6,571	$17,759

Current portion	$6,407	$15,670

Changes in the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 are as follows:

(Amounts in thousands)	2006	2005	2004
Allowance for doubtful accounts—beginning	$2,334	$2,429	$3,496
Provision for bad debts (recoveries)	228	(49)	149
Write-offs	(90)	(46)	(1,216)

Allowance for doubtful accounts—ending	$2,472	$2,334	$2,429

Included in other receivables at December 31, 2006 is $2.8 million receivable from an insurance company related to a settlement of a class action lawsuit (See Note 13.)

5. Inventories

Inventories at December 31, 2006 and 2005 consist of the following:

(Amounts in thousands)	2006	2005
Raw materials	$7,752	$7,384
Finished goods	4,759	4,303
Work-in-progress	15	4

Subtotal	12,526	11,691
Less: reserve for obsolete inventory	(1,040)	(1,157)

Total	$11,486	$10,534

Changes in the reserve for obsolete inventory for the years ended December 31, 2006, 2005 and 2004 are as follows:

(Amounts in thousands)	2006	2005	2004
Reserve for obsolete inventory—beginning	$1,157	$1,332	$4,479
Provision for obsolete inventory	942	(85)	(912)
Write-offs	(1,059)	(90)	(2,235)

Reserve for obsolete inventory—ending	$1,040	$1,157	$1,332

On July 1, 2006, the European Union adopted the RoHS initiative (restriction of the use of certain hazardous substances in electrical and electronic equipment). This initiative is expected to be adopted in other jurisdictions, including the United States, during 2007. As a result of the adoption of this initiative, the Company completed a comprehensive analysis of its inventories during the second quarter of 2006. As a result of this review, the Company recorded an additional reserve for obsolete inventory of $0.9 million.

6. Property and Equipment

Property and equipment at December 31, 2006 and 2005 consist of the following:

(Amounts in thousands)	2006	2005
Buildings and leasehold improvements	$1,125	$977
Machinery and equipment	10,021	7,452
Equipment leased to others	3,949	4,228
Furniture and fixtures	1,790	1,773
Transportation equipment	662	677

Subtotal	17,547	15,107
Less: accumulated depreciation	(12,091)	(10,690)

Total	$5,456	$4,417

Depreciation expense for property and equipment was $1.8 million, $2.6 million and $7.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7. Goodwill and Intangible Assets

Intangible assets at December 31, 2006 and 2005 consist of the following:

(Amounts in thousands)	2006	2005
Perpetual license	$35,762	$35,762
Patent and trademark rights	16,698	15,769
Covenants not to compete	—	377
Software development costs	4,359	1,905
Licensed technology	5,483	3,940
Core technology and other proprietary rights	22,613	21,100

Subtotal	84,915	78,853
Less: accumulated amortization	(22,539)	(16,902)

Total	$62,376	$61,951

During 2005 the Company reclassified $12.4 million of the perpetual license to goodwill and adjusted the related deferred tax liability by $6.9 million.

In accordance with SFAS No. 144, the Company performs an impairment analysis on all of its long-lived and definite life intangible assets on an annual basis, or whenever events or circumstances occur that would indicate the assets may be impaired. In accordance with SFAS No. 142, for indefinite lived assets including perpetual licenses and goodwill, an independent valuation is performed annually to determine if any impairment has occurred. Independent valuation tests as of September 30, 2006 and 2005 did not indicate any impairment.

The net carrying value of goodwill and other intangible assets as of December 31, 2006 by segment consists of the following:

	Net Amount Allocated by Segment
(Amounts in thousands)	Slot and Table Games	Systems	Total
Goodwill	$14,838	$43,176	$58,014
Indefinite life intangible asset (perpetual license)	31,276	—	31,276
Definite life intangible assets (detail below)	11,033	20,067	31,100

Total	$57,147	$63,243	$120,390

The net carrying value of goodwill ($58.0 million) as of December 31, 2006 is included in the geographic operations of North America ($29.6 million), Europe ($25.4 million), and Australia / Asia ($3.0 million).

Definite life intangible assets as of December 31, 2006, subject to amortization, are comprised of the following:

	Gross Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patent and trademark rights	$16,698	$(11,097)	$5,601
Software development costs	4,359	(797)	3,562
Licensed technology	5,482	(965)	4,517
Core technology and other proprietary rights	22,612	(5,192)	17,420

Total	$49,151	$(18,051)	$31,100

Amortization expense for definite life intangible assets was $7.5 million, $2.3 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

(Amounts in thousands)
2007	$7,485
2008	7,053
2009	6,625
2010	6,308
Thereafter	3,629

Total	$31,100

8. Other Assets

Other assets at December 31, 2006 and 2005 consist of the following:

(Amounts in thousands)	2006	2005
Slot content	$—	$431
Deposits	803	569
Debt issue costs	4,518	1,245
Minority investments	6,038	38
Other	1,476	1,147

Total	$12,835	$3,430

9. Accrued Liabilities

Accrued liabilities at December 31, 2006 and 2005 consist of the following:

(Amounts in thousands)	2006	2005
Payroll and related costs	$3,153	$1,461
Interest	1,341	863
Royalties	374	524
Restructuring and severance expense	512	308
Liability for intellectual property	—	1,500
Legal and tax	4,227	457
Other	431	439

Total	$10,038	$5,552

Included in accrued liabilities at December 31, 2006 is $2.8 million related to a settlement of a class action lawsuit (See Note 13.)

During the second quarter of 2006, the Company recorded charges for certain legal and tax matters, severance for a former executive officer and the restructuring of its international offices. On June 16, 2006, the Company entered into a separation agreement with its former CFO, resulting in charges of $0.9 million for severance and $0.9 million for stock compensation expense. Due to the proliferation of gaming in Asia, particularly Macau, the Company has realigned its international operations to respond to changing market opportunities in this region of the world. As a result of this restructuring, the Company has commenced the closure of its office in Oxford, England and is in the process of relocating certain key employees to Macau. The Company recognized $0.3 million of charges related to this restructuring during the quarter ended June 30, 2006. During the second quarter of 2006 the Company recorded $1.5 million of charges related to certain legacy legal and tax matters in accordance with SFAS No. 5 “Accounting for Contingencies”.

10. Net Gain on Disposition of Non-core Assets

During the second quarter of 2005, the Company completed the sale of its interior sign division, which resulted in a gain of $7.4 million, including transaction costs. Additionally, the Company commenced the process of repositioning its existing slot machine platform to focus on central-server based games and third party content development. In connection with this repositioning, the Company entered into an asset purchase agreement to sell certain non-gaming slot hardware related to its existing platform. In connection with the repositioning, the Company recorded an impairment charge of $4.9 million equal to the amount by which the carrying value exceeded fair value determined by the selling price.

11. Gain on Sale of Core Intellectual Property

During the third quarter of 2005, the Company completed a $2.5 million strategic licensing transaction by selling the remaining rights to certain intellectual property through a nonmonetary transaction, but retained a non-exclusive right to use the intellectual property in the Company’s operations. This gain was based upon the fair value of intellectual property sold in the exchange.

12. Debt

Long-term debt at December 31, 2006 and 2005 consists of the following:

(Amounts in thousands)	2006	2005
11.875% Senior Secured Notes due August 15, 2008, net of unamortized discount of $585 and $954	$44,415	$44,046
Capital leases secured by transportation, gaming and manufacturing equipment, interest rates between 4.1% and 13.19% and due through 2006. The related capitalized cost for these leases is $0 and $69.	—	2
Unsecured promissory note to TAB, Ltd. bearing interest at 5%, principal and interest due currently	113	284
Notes payable secured by transportation and office equipment, interest rates between 0% to 12% due through 2007	15	26
Secured revolving working capital line of credit of $22.5 million. Interest at prime rate plus 3.5% (currently 11.75%), interest payable monthly, due 2009.	17,636	—

Total	62,179	44,358
Less: current portion	(128)	(287)

Long-term portion	$62,051	$44,071

The following is the long-term debt maturity schedule:

(Amounts in thousands)
2007	$128
2008	45,000
2009	17,636
2010	—
2011	—

Total	$62,764

On April 20, 2006, the Company completed the first of two phases of securing a credit facility for completion of its minority investment in Magellan Technology Pty., Ltd., and for general working capital purposes. The first phase included an arrangement for a $10 million senior secured term loan due April 19, 2007. Outstanding principal under the facility bore interest at the prime rate of interest plus 2.25%. Underwriting fees related to the facility equaled 3.5% of the total principal and warrants to purchase 200,000 shares of the Company’s common stock. The warrants were valued using the Black-Scholes method using expected volatility of 60%, expected term of seven years, risk free rate of 4.97%, and expected dividends of zero. The fair value of these warrants is classified in Other Assets in the accompanying balance sheet.

On August 4, 2006, the Company completed the final phase of its credit facility with an affiliate of Cerberus Capital Management, L.P., Ableco Finance LLC (“Cerberus”). The $22.5 million, three-year revolving credit facility is intended for general working capital purposes and replaced the existing $10 million facility completed in the first stage of the financing. Outstanding principal under the $22.5 million facility will bear interest at the prime rate of interest plus an applicable margin (currently 11.75%) or a LIBOR rate plus an applicable margin. Underwriting fees related to the facility equal 2.0% of the total principal and warrants to purchase 150,000 shares of the Company’s common stock. The warrants were valued using a binomial lattice model and a Monte Carlo model using volatility of 69.64%, derived service period of one year, risk free rate of 5.05%, and expected dividends of zero. The fair value of these warrants is classified in Other Assets in the accompanying balance sheet. The terms of the Cerberus facility require the Company to comply with certain financial covenants covering senior debt leverage ratio, total debt leverage ratio, minimum EBITDA, minimum cash plus availability, minimum interest coverage, and certain negative covenants.

On March 20, 2007, the Company and Cerberus entered into an amendment to their existing facility. Under the amendment Cerberus waived certain financial covenant requirements for the quarters ended December 31, 2006 and the quarter ended March 31, 2007. The Company was required to pay an amendment fee of $225,000 and the interest rate charged by Cerberus under the facility was increased by 50 basis points. The Company will retain full use of its facility, in accordance with the agreement, in future periods. The amendment fee was accrued as of December 31, 2006 and is reflected in the accompanying financial statements.

As of December 31, 2006, the Company is in compliance with all debt covenants, after considering the waiver described above.

In connection with the Company’s December 2005 retirement of $20.0 million of its Senior Secured Notes (“Notes”), the Company incurred a loss for the early retirement of debt, totaling $3.0 million. The loss includes a charge of $1.2 million for the premium paid on the repurchase of the Notes and non-cash charges to write-off $1.8 million representing the unamortized bond issue costs and unamortized discount on the Notes retired.

On November 9, 2005, the Company completed its sale of 8.3 million shares of its Common Stock at a price of $9.25 per share. Proceeds from the transaction were used to fund strategic developments and acquisitions, repurchase and retire $20.0 million of the Company’s Notes, provide working capital and for other general corporate purposes.

On August 22, 2001, the Company completed the private placement of $105.0 million of its 11.875% Senior Secured Notes (“Notes”) due 2008 and warrants to purchase an aggregate of 420,000 shares of its common stock at a price of $7.70 per share. Interest payments are due on May 1 and November 1 until 2008. The Notes are secured by a security interest in certain of the Company’s assets and certain assets of its subsidiaries. On or after August 15, 2005, the Company has the right to redeem all or some of the Notes at a price that decreased over time from 105.938% of the principal amount in 2005 to 100.0% of the principal amount in 2007, plus accrued and unpaid interest. The Notes include, among other covenants, a requirement that the Company maintain cash and cash equivalents and unused availability equal to $5.0 million (as defined in the Indenture to the Senior Secured Notes). The Company was in compliance with this covenant as of December 31, 2006 and 2005. Each warrant issued entitles the holder to purchase four shares of the Company’s common stock at a price of $7.70. The warrants expire on August 15, 2008. The fair market value of the warrants at date of issue was recorded as additional paid in capital.

The covenants governing the Company’s indebtedness restrict its ability to pay and declare dividends without the consent of the applicable lenders.

13. Commitments and Contingencies

The Company leases certain of its facilities and equipment under various agreements for periods through the year 2012. The following schedule shows the future minimum rental payments required under these operating leases, which have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006:

Minimum
(Amounts in thousands)	Payments
2007	$2,710
2008	2,382
2009	1,923
2010	1,263
2011	447
Thereafter	—

Total	$8,725

Rent expense, net of sublease rentals, was $2.7 million, $2.4 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Legal Matters

The Company was sued by Derek Webb and related plaintiffs in the U.S. District Court, Southern District of Mississippi, Jackson Division, in a case filed on December 27, 2002. The plaintiffs alleged state law interference with business relations claims and federal antitrust violations and contended that the Company illegally restrained trade and attempted to monopolize the proprietary table game market in the United States. At trial, Plaintiffs sought monetary damages, penalties and attorneys’ fees in excess of several million dollars based on the attempted monopolization claim only. Trial on this case was held in January and February, 2007. In a jury verdict, the plaintiff was awarded the sum of $13 million for his claims, which amount was trebled in accordance with applicable law. As a result, on or about February 21, 2007, judgment was entered in favor of plaintiffs in the amount of $39 million, plus the costs of suit, including a reasonable attorney’s fee. Plaintiffs claim that costs of suit and attorney’s fees together exceed $4.6 million. The Company has filed post-trial claims for relief (including a motion for a new trial and a motion for a judgment as a matter of law) and, if necessary, it intends to initiate the appeals process. The enforcement of the judgment that has awarded the damages in this case is stayed during the pendency of the motion for a new trial. Although the Company cannot guarantee the outcome of any of its litigation matters, based on opinions from its external counsel and its own internal assessment, the Company believes that it is probable that either the motion for a new trial or motion for judgment as a matter of law will be granted and as a result the jury verdict will be vacated and overturned. Otherwise, the Company believes it is probable that the jury verdict will be overturned on appeal. As a result, as of December 31, 2006, no amounts have been accrued for this matter other than legal defense fees. While the Company cannot predict with precision the length of time it will take the Court to rule on post trial motions, it believes, and outside counsel concurs, that it is remote that the post trial motion process will be concluded before December 31, 2007, and the Court would render its decisions on these motions. Accordingly, other than normal legal expenses, the Company does not expect the jury verdict to impact its financial position, results of operations or cash flows during the year ended December 31, 2007. If the post trial motions are unsuccessful, the Company may be required to post a bond for $43.7 million representing the full amount of the verdict, including plaintiffs’ attorneys’ fees and costs. The requirement to post a bond of this magnitude could therefore have a material adverse effect on the Company’s financial position, results of operations and liquidity, up to and including impacting its ability to continue as a going concern or forcing the Company to seek protection under Federal Bankruptcy laws.

The Company is currently in a dispute with Hasbro, Inc. that was filed in the U.S. District Court in Rhode Island centering primarily around the calculation of royalty payments from 1999-2002 on the sale and license of certain of Progressive’s branded slot machines. Hasbro is seeking monetary damages, which could be in excess of several million dollars.

The Company received a complaint from Olaf Vancura, a former employee, on July 18, 2005, alleging various claims associated with allegations of breach of employment agreement. A claim for the return of patents assigned to the Company has also been made. Under the Company’s agreement with Mr. Vancura, the matter is required to be handled through binding arbitration. Arbitration has been set for June 5, 2007. The Company believes that it has exercised due care in satisfying all obligations under this employment agreement and will continue to defend this claim.

On or about May 8, 2006, the Company was served with a First Amended Complaint by Gregory F. Mullally in regards to a case pending in the United States District Court for the District of Nevada. Mr. Mullally’s First Amended Complaint added the Company and over ten other defendants in a case that has been pending since 2005. The case makes various legal claims relating to an allegation that Mr. Mullally owns the Internet rights to the proprietary table games known as Caribbean Stud® and 21 Superbucks. The Company believes this case is without merit and intends to defend this claim vigorously.

Commencing on November 28, 2005, four similar purported class action complaints were filed in the United States District Court for the District of Nevada naming the Company and two of the Company’s officers as defendants, and seeking unspecified money damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints all alleged that during a “class period” beginning in early 2005 and ending on October 19, 2005, the defendants misled the Company’s investors concerning the prospective application of SFAS No. 153 to the Company’s financial statements for the third quarter of 2005. The complaints were consolidated into a single action, and plaintiffs filed their amended complaint on April 13, 2006, which also asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Defendants filed a motion to dismiss the amended complaint. On August 31, 2006, the court denied the motions with regard to the Sections 11 and 15 claims, but dismissed the other claims, with leave to amend. The parties have reached a tentative settlement, subject to the completion of confirmatory discovery and court approval, and as a result, the court has stayed plaintiffs’ filing of a second amended complaint. The court has ordered the parties to submit settlement documentation for preliminary approval by March 2, 2007. On March 7, 2007, the Court preliminarily approved the settlement between the parties. Under the terms of the settlement, the plaintiffs agree to dismiss with prejudice all claims against all defendants, including the Company and its current and former officers and directors, in exchange for a payment in the amount of $2.8 million, virtually all of which is being provided pursuant to the Company’s insurance coverage. The Court is expected to hold a hearing on June 6, 2007 to render a final ruling on the settlement. Virtually all of the tentative settlement is being provided pursuant to the Company’s insurance coverage. The Company’s financial statements for the year ended December 31, 2006 reflect substantially all of the costs related to this litigation, as well as a current liability for the settlement amount and a corresponding current receivable from the insurance company.

In December 2005, Interactive Systems Worldwide Inc. (“ISWI”) filed an action against the Company in the Federal District Court for New Jersey, alleging that the Company’s “Rapid Bet Live™” and “Primeline™” products infringe U.S. Patent Nos. 5,573,244 and 5,842,921. In March 2006, the Federal District Court for New Jersey transferred this action to the Federal District Court for Nevada. The Company and ISWI are currently in settlement discussions. The Company does not expect the settlement of this claim will have a material impact on its financial position, liquidity or results of operations.

On or about August 1, 2006, the Company was served with a Complaint by DTK, LLC in regards to a case pending in the Circuit Court of Harrison County, Mississippi, First Judicial District. The Complaint makes various legal claims surrounding allegations that Progressive is responsible for damages caused by Hurricane Katrina to its former facility in Gulfport. Trial on this case has been set to occur within a three week period starting on September 10, 2007. The Company intends to defend this claim vigorously.

In August 2004, the Company sued Paltronics, Inc. for patent infringement in the United States District Court for the District of Nevada. In November 2005, the Company elected to no longer pursue the lawsuit, and on June 1, 2006, the Court dismissed the case with prejudice. However, still pending before the Court are Paltronics, Inc.’s requests for approximately $0.5 million in attorney’s fees and costs related to the litigation.

The Company was sued by Paltronics, Inc. in the U.S. District Court District of Nevada in a case filed on August 26, 2006. Paltronics alleges patent infringement in regards to an embodiment of multi screen presentations that Progressive sells as an-add on module for slot machines. The Company believes it is well positioned to defend against this claim. This case is still in the early stages and the Company cannot currently make an assessment of the outcome, but intends to defend this case vigorously.

On or about February 14, 2007, the Company was served with a complaint by CEI Holding, Inc. in regards to a case pending in the Eighth Judicial District Court, Clark County Nevada (Case Number: A535019). CEI Holding claims that Progressive allegedly failed to pay the accounts payable obligations of Casino Excitement, Inc. pursuant to a 2002 stock purchase agreement wherein Casino Excitement, Inc. (the Company’s former exterior sign business) was sold by the Company. This case is still in the early stages and the Company cannot currently make an assessment of the outcome, but intends to defend this case vigorously.

From time to time the Company is also involved in other legal matters, litigation and claims of various types in the ordinary course of its business operations, including matters involving bankruptcies of debtors, collection efforts, disputes with former employees and other matters. Except as noted above, no significant accruals have been recorded for legal matters.

14. Income Taxes

Income (loss) from continuing operations before tax consisted of the following:

(Amounts in thousands)	2006	2005	2004
U.S.	$(31,948)	$(7,504)	$219
Foreign	(4,676)	1,521	(25)

Total	$(36,624)	$(5,983)	$194

The (provision) benefit for income taxes for the years ended December 31, 2006, 2005 and 2004 consist of:

(Amounts in thousands)	2006	2005	2004
Current	$(283)	$—	$65
Deferred	283	—	—

Total provision	$—	$—	$65

Continuing operations	$—	$—	$65
Discontinued operations	—	—	—

Total benefit (provision)	$—	$—	$65

The (provision) benefit for income taxes for the years ended December 31, 2006, 2005 and 2004 differs from the amount computed at the federal income tax statutory rate as a result of the following:

(Amounts in thousands)	2006	%	2005	%	2004	%
Amounts at statutory rate	$12,818	35.0%	$2,094	35.0%	$(68)	(35.0)%
Adjustments:
Foreign subsidiaries tax, net	(252)	(0.7)%	(76)	(1.3)%	55	28.3%
State income tax	380	1.0%	87	1.5%	60	31.0%
Non-deductible expenses and other	1,117	3.1%	(73)	(1.2)%	285	146.7%
Valuation allowance	(14,063)	(38.4)%	(2,032)	(34.0)%	(267)	(137.6)%

Total benefit (provision)	$—	0.0%	$—	0.0%	$65	33.5%

The components of the net deferred tax liability at December 31, 2006 and 2005 consist of the following:

(Amounts in thousands)	2006	2005
Deferred tax assets:
Current:
Inventory book / tax differences	$1,007	$1,010
Prepaid expenses and other	1,584	1,183
Valuation allowance	(2,591)	(2,193)

Subtotal	—	—

Noncurrent:
Deferred revenue	1,226	1,052
Tax credits	2,247	1,930
Intangible assets and other	6,149	2,745
Property and equipment and other	—	2,090
Net operating loss carryforward	50,608	39,137
Valuation allowance	(54,079)	(43,828)

Subtotal	6,151	3,126

Total deferred tax assets	6,151	3,126

Deferred tax liabilities:
Current:	—	—
Noncurrent:
Perpetual license	(16,996)	(17,982)
Property and equipment and other	(1,011)	—

Subtotal	(18,007)	(17,982)

Total deferred tax liabilities	(18,007)	(17,982)

Net deferred tax liability	$(11,856)	$(14,856)

Changes in the deferred tax valuation allowance for the years ended December 31, 2006, 2005 and 2004 were as follows:

(Amounts in thousands)	2006	2005	2004
Beginning balance	$46,021	$37,510	$37,243
Additions (deductions)	14,063	2,032	267
Purchase accounting adjustments	(3,414)	6,479	—

Ending balance	$56,670	$46,021	$37,510

At December 31, 2006, the Company had federal net operating loss carryforwards of $131.7 million, which will begin to expire after the year ended December 31, 2016. The Company also had General Business and AMT tax credit carryforwards of $2.0 million and $0.3 million, respectively. At December 31, 2006, a valuation allowance was recorded to reduce the deferred tax asset because management believes that the recognition of the tax benefit could not be assured. The Company acquired $20.1 million of net operating loss carryforwards from the acquisition of VirtGame. A full valuation allowance was provided on these net operating losses. The future utilization of these net operating losses will reduce the goodwill recorded in the VirtGame acquisition. Under Federal Tax Law IRC Section 382, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards.

As discussed in Note 7, during 2005 the Company reclassified a portion of the perpetual license to goodwill and has decreased the related deferred tax liability by $6.9 million accordingly. For purposes of comparability, a similar reclassification and adjustment is reflected in 2004 amounts.

15. Earnings Per Share

The following table provides a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2006, 2005 and 2004:

(Amounts in thousands except per share amounts)	2006	2005	2004
Net income (loss)	$(36,624)	$(5,983)	$259

Weighted average shares outstanding	34,527	25,124	21,884
Dilutive stock options and warrants outstanding	—	—	475

Weighted average and potential shares outstanding	34,527	25,124	22,359

Basic earnings (loss) per share	$(1.06)	$(0.24)	$0.01

Diluted earnings (loss) per share	$(1.06)	$(0.24)	$0.01

Dilutive stock options and warrants of 0.9 million and 2.4 million for the years ended December 31, 2006 and 2005, respectively, have not been included in the computation of diluted loss per share as their effect would be antidilutive.

16. Benefit Plans

The Company adopted a savings plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees who are not covered by a collective bargaining unit. The Company’s matching contributions for 2006, 2005 and 2004 were $0.4 million, $0.2 million and $0.2 million, respectively.

17. Stock-Based Compensation Plans

At December 31, 2006, the Company has stock-based employee and director compensation plans, which are described below. On January 1, 2006, PGIC adopted the fair value recognition provision of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The compensation cost charged against operating income (loss) for stock-based compensation was $6.9 million, $0.7 million, and $0.3 million for the years ended December 31, 2006, 2005, and 2004, respectively, and no stock-based compensation cost was capitalized in inventory during those years. The Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The results for the prior periods have not been restated. The Company generally issues new shares to settle stock option exercises and vested stock awards.

SFAS No. 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. Prior to the adoption of SFAS No. 123(R), excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s loss from continuing operations, loss before income taxes, and net loss for the year ended December 31, 2006, are $3.7 million greater than if it had continued to account for share-based compensation under SFAS No. 123. Basic and diluted loss per share for the year ended December 31, 2006 would have been $0.95 if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted loss per share of $1.05. The adoption of SFAS No. 123(R) had no effect on cash flows from operations or cash flows from financing activities for the year ended December 31, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123(R) to stock-based compensation granted under the Company’s plans for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the fair value of option grants is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the vesting periods.

(Amounts in thousands, except per share amounts)	2005	2004
Net income (loss), as reported	$(5,983)	$259
Add: Total stock-based compensation expense included in net income	736	344
Deduct: Total stock-based compensation expense determined under fair value method	(3,032)	(1,368)

Pro forma net loss	$(8,279)	$(765)

Earnings (loss) per share:
As reported—Basic and diluted	$(0.24)	$0.01

Pro forma—Basic and diluted	$(0.33)	$(0.03)

Recognition and Measurement

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimates. The Company estimates the expected life of the award by taking into consideration the vesting period, contractual term, historical exercise data, expected volatility, blackout periods and other relevant factors. Volatility is estimated by evaluating the volatility implied by market prices of the Company’s exchange-traded financial instruments along with historical volatility data. The risk-free interest rate at the date of grant is based on U.S. Treasury constant maturity rates for a period approximating the expected life of the award. The Company historically has not paid dividends, nor does it expect to pay dividends in the foreseeable future, therefore the expected dividend rate is zero.

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006		2005		2004
Range of values:	Low	High	Low	High	Low	High
Expected volatility	60%	60%	60%	60%	60%	60%
Expected dividends	—	—	—	—	—	—
Expected term (in years)	4.5	4.5	7.0	7.0	10.0	10.0
Risk free rate	4.1%	5.2%	3.8%	4.6%	2.9%	4.1%

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

For awards with service and market conditions and graded vesting that were granted prior to the adoption of SFAS No. 123(R), the Company estimates the requisite service period and the number of shares expected to vest, and recognizes compensation expense for each tranche on a straight-line basis over the estimated requisite service period. Estimated requisite service periods for awards with market conditions are periodically reviewed, and are adjusted if the market conditions and other factors indicate that the award is likely to vest more quickly than previously estimated. Adjustments to compensation expense as a result of revising the estimated requisite service period are recognized prospectively. Upon forfeiture of awards with market conditions, previously recognized compensation cost is reversed only if the forfeiture is a result of the employee’s failure to render the requisite service. Compensation expense is not reversed for awards that are forfeited solely because a market condition is not satisfied.

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to the Company’s employees, directors and consultants. Options issued under the plan are generally granted with an exercise price equal to the fair market value on the date of grant, become exercisable at the rate of 1/48th per month, and have a term of seven years. Restricted stock awards granted under the plan typically vest at the rate of one-third per year on each of the first through third anniversaries of the date of grant. The 2005 Equity Incentive Plan, which was adopted during 2005, is intended as the successor to the Company’s Stock Option Plan, Employee Stock Incentive Plan, and New Hire Equity Inventive Plan (the “predecessor plans”). As of December 31, 2006, the aggregate number of shares of the Company’s common stock that may be issued under the 2005 Equity Incentive Plan is 1,742,384, subject to certain increases from time to time as set forth in that plan.

At December 31, 2006, the Company had outstanding restricted stock awards which were granted under the 2005 Equity Incentive Plan and the predecessor plans. Restricted stock awards granted under the 2005 Equity Incentive Plan typically vest ratably over a service period of three years, and compensation expense is based upon the grant date fair value, calculated as the quoted market price of the Company’s stock on the grant date times the number of shares expected to vest. Restricted stock awards granted under the predecessor plans generally vest ratably over a period of three years, subject to the achievement of target market prices for the Company’s stock, and have a term of ten years. Compensation cost for these awards is based upon the number of shares expected to vest, times the quoted market price of the Company’s stock on the accounting measurement date, which is typically the date on which both the service condition and target market price condition have been met.

A summary of activity under the 2005 Equity Incentive Plan and the predecessor plans as of December 31, 2006, and changes during the year then ended is presented below:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Options:
Outstanding at December 31, 2005	2,274	$7.55
Granted	814	7.04
Exercised	(95)	5.23
Forfeited or expired	(454)	6.45

Outstanding at December 31, 2006	2,539	$7.67	6.1	$5,929

Exercisable at December 31, 2006	1,212	$6.97	5.1	$3,487

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2005	392	$11.33
Granted	204	8.61
Vested	(110)	11.36
Forfeited or cancelled	(142)	12.79

Outstanding at December 31, 2006	344	$9.10

On September 30, 2006, the Company cancelled 142,000 restricted share awards granted under the predecessor plans and issued an equal number of replacement awards under the 2005 Equity Incentive Plan that vest one-third annually over a three year period. As a result of this exchange, the Company will recognize incremental compensation cost of $0.3 million over the three year vesting period of the replacement awards.

In June 2006, the terms of approximately 328,000 employee stock options and restricted share awards were modified in accordance with the terms of the Severance Agreement entered into between the Company and its former Chief Financial Officer. As a result of this modification, the Company recorded compensation expense of $0.9 million for the year ended December 31, 2006.

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

A summary of option activity under the Director Stock Option Plan as of December 31, 2006, and changes during the year then ended is presented below:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	357	$6.68
Granted	95	8.50
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2006	452	$7.06	6.5	$1,289

Exercisable at December 31, 2006	316	$5.86	5.3	$1,140

Additional Share-Based Compensation Information

(Amounts in thousands, except per share amounts)	2006	2005	2004
2005 Equity Incentive Plan and predecessor plans:
Weighted average grant date fair value per share of options granted during the year	$4.22	$7.40	$3.69
Total fair value of options that vested during the year	3,887	2,240	915
Total intrinsic value of options exercised during the year	338	3,946	894

Director Stock Option Plan:
Weighted average grant date fair value per share of options granted during the year	4.54	8.43	3.23
Total fair value of options that vested during the year	408	284	204
Total intrinsic value of options exercised during the year	—	604	—

Cash received during the years ended December 31, 2006 and 2005 from option exercises under all share-based payment arrangements was $0.5 million and $3.1 million, respectively.

The total unrecognized compensation cost related to nonvested options and restricted stock awards under all share-based compensation plans at December 31, 2006 was $8.0 million. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Warrants Issued to Vendors

Along with the above-discussed stock option plans, the Company may from time to time grant stock warrants to various licensors as well as other individuals with whom the Company does business. From 1998 to 2000, the Company entered into various licensing agreements with Hasbro, Inc. and Hasbro International, Inc. (together, “Hasbro”) which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Battleship® , Clue® and Trivial Pursuit® . In exchange for these license agreements, the Company granted Hasbro warrants to purchase up to 125,000 shares of the Company’s common stock for each license at an average exercise price of $6.13 per share. At December 31, 2006, 187,500 of these warrants remain outstanding and exercisable, and they expire in 2009.

From 1998 to 2000, the Company entered into a licensing agreement with Ripley Entertainment which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademark for Ripley’s Believe It® or Not!® , in exchange for which the

Company granted Ripley’s Entertainment a warrant to purchase up to 35,000 shares of the Company’s common stock at an exercise price of $6.75 per share. This warrant remains outstanding and exercisable at December 31, 2006, and expires on December 31, 2009.

During the year ended December 31, 2006, the Company licensed certain intellectual property rights from Harrah’s License Company, LLC in exchange for 325,000 warrants to purchase shares of the Company’s common stock at an exercise price of $7.50 per share. These warrants were valued using the Black-Scholes-Merton option-pricing model using volatility of 60%, expected life of six years, risk free rate of 4.79%, and expected dividends of zero. These warrants remain outstanding and exercisable at December 31, 2006.

At December 31, 2006, the total number of uncancelled warrants issued in exchange for license agreements was 547,500, with a weighted average exercise price of $7.70 per share.

During 2006, the Company also issued a total of 350,000 stock purchase warrants to Ableco Finance LLC in connection with financing arrangements, as more fully described in Note 12.

No warrants were granted during the years ended December 31, 2005 and 2004.

A summary of the status of the Company’s warrants issued to vendors at December 31, 2006, 2005 and 2004 and changes during the years then ended is presented in the table below:

	2006			2005		2004
(Amounts in thousands except per share amounts)	Warrants	Wtd. Ave Exercise Price		Warrants	Wtd. Ave Exercise Price	Warrants	Wtd. Ave Exercise Price
Warrants, beginning of year	348	$6.76		660	$5.90	660	$5.90
Granted	675	7.94	(1)	—	—	—	—
Exercised	(125)	4.56		(312)	4.94	—	—
Cancelled	—	—		—	—	—	—

Warrants, end of year	898	$7.95	(1)	348	$6.76	660	$5.90

Exercisable at end of year	823	$7.95		348	$6.76	660	$5.90

(1)	The weighted average exercise price excludes 75,000 warrants for which the exercise price has not yet been set in accordance with the warrant agreement.

The costs charged to operating income (loss) for the years ended December 31, 2006, 2005 and 2004 related to warrants issued to vendors were $0.4 million, $0.1 million and $0.3 million, respectively.

Warrants and Options Assumed in Acquisition

In connection with the Company’s acquisition of VirtGame, the Company assumed all outstanding options and warrants to purchase VirtGame common stock. In accordance with the merger agreement, the assumed options and warrants were subject to the same terms and conditions as set forth in the applicable plans and/or agreements under which they were issued. The number of shares and the per share exercise price for the shares of the Company’s common stock issuable upon exercise of the assumed options and warrants shown below were determined using the exchange ratio applicable to the VirtGame common stock, which was 0.028489 to 1. At the date of acquisition, all of the acquired options and warrants were fully vested and exercisable. These options and warrants expire at various dates through 2010.

Following is a summary of the status of these options and warrants at December 31, 2006 and changes during the year then ended:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Options and Warrants assumed:
Outstanding at December 31, 2005	487	$15.11
Granted	—	—
Exercised	(24)	5.53
Forfeited or expired	(36)	10.00

Outstanding and exercisable at December 31, 2006	427	$16.10	2.0	$—

During the year ended December 31, 2006, stock options and warrants to purchase 149,000 shares of the Company’s common stock were exercised on a “net exercise” basis which resulted in the issuance of 82,000 net shares. The option and warrant activity tables above reflect the gross number of shares exercised, while the accompanying statements of changes in stockholders’ equity reflect the net number of shares actually issued.

18. Concentrations of Credit Risk

The financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts and contracts receivable. The Company performs credit evaluations of its customers, and typically requires advance deposits of approximately 50%.

At December 31, 2006, net accounts and contracts receivable by region, as a percentage of total receivables, were as follows:

	Accounts Receivable	Contracts Receivable	Total
Domestic region	75.8%	86.3%	78.6%
International region:
Australia / Asia	10.0	—	7.3
Europe	14.2	13.7	14.1

Total International	24.2	13.7	21.4

Total	100.0%	100.0%	100.0%

19. Guarantor Financial Statements

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of 11.875% Senior Secured Notes due 2008. The consolidating condensed financial statements for the guarantor subsidiaries are as follows:

CONSOLIDATING CONDENSED BALANCE SHEETS

	December 31, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,236	$—	$2,947	$—	$7,183
Accounts receivable, net	13,398	101	4,319	—	17,818
Contracts receivable, net	4	5,505	898	—	6,407
Inventories, net	9,550	—	1,936	—	11,486
Other current assets	4,032	—	415	—	4,447

Total current assets	31,220	5,606	10,515	—	47,341
Contract sales and notes receivable, net	—	164	—	—	164
Property and equipment, net	4,560	131	765	—	5,456
Goodwill and intangible assets, net	44,407	37,696	38,287	—	120,390
Investments in and loans to subsidiaries	61,182	—	—	(55,145)	6,037
Other assets	6,742	53	3	—	6,798

Total assets	$148,111	$43,650	$49,570	$(55,145)	$186,186

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$23,136	$73	$4,449	$—	$27,658
Intercompany transactions	(29,860)	(3,595)	33,455	—	—

Total current liabilities	(6,724)	(3,522)	37,904	—	27,658
Long-term debt, net	62,051	—	—	—	62,051
Other liabilities, long term	621	—	73	—	694
Deferred tax liability	8,236	—	3,620	—	11,856
Stockholders’ equity (deficit)	83,927	47,172	7,973	(55,145)	83,927

Total liabilities and stockholders’ equity (deficit)	$148,111	$43,650	$49,570	$(55,145)	$186,186

CONSOLIDATING CONDENSED BALANCE SHEETS

	December 31, 2005
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,387	$(117)	$1,811	$—	$14,081
Accounts receivable, net	9,311	1,047	2,561	—	12,919
Contracts receivable, net	7,761	5,188	2,721	—	15,670
Inventories, net	6,017	3,386	1,131	—	10,534
Other current assets	2,443	807	332	—	3,582

Total current assets	37,919	10,311	8,556	—	56,786
Contract sales and notes receivable, net	2,000	89	—	—	2,089
Property and equipment, net	3,437	287	693	—	4, 417
Goodwill and intangible assets, net	51,976	32,098	35,050	—	119,124
Investments in and loans to subsidiaries	73,427	—	—	(73,427)	—
Other assets	3,309	144	(23)	—	3,430

Total assets	$172,068	$42,929	$44,276	$(73,427)	$185,846

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$15,731	$3,447	$3,186	$—	$22,364
Intercompany transactions	(499)	(9,080)	4,480	5,099	—

Total current liabilities	15,232	(5,633)	7,666	5,099	22,364
Long-term debt, net	44,045	—	26	—	44,071
Other long-term liabilities	—	—	22,307	(22,307)	—
Deferred tax liability	8,236	3,413	3,207	—	14,856
Stockholders’ equity (deficit)	104,555	45,149	11,070	(56,219)	104,555

Total liabilities and stockholders’ equity (deficit)	$172,068	$42,929	$44,276	$(73,427)	$185,846

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$54,040	$—	$19,106	$(3,637)	$69,509
Cost of sales	28,628	—	9,168	(3,637)	34,159
Operating expenses	49,284	1,331	13,527	—	64,142

Operating loss	(23,872)	(1,331)	(3,589)	—	(28,792)
Equity in earnings (loss) of subsidiaries	(5,928)	—	—	5,928	—
Interest expense, net	(6,824)	79	(1,087)	—	(7,832)

Income (loss) from operations before income taxes	(36,624)	(1,252)	(4,676)	5,928	(36,624)
Income tax (provision) benefit	—	—	—	—	—

Net income (loss)	$(36,624)	$(1,252)	$(4,676)	$5,928	$(36,624)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$41,235	$21,393	$15,593	$—	$78,221
Cost of sales	20,248	9,364	6,494	—	36,106
Operating expenses	32,996	1,130	7,480	—	41,606
Net gain on disposition of non-core assets	(6,982)	4,446	—	—	(2,536)
Gain on sale of core intellectual property	—	(2,500)	—	—	(2,500)

Operating income (loss)	(5,027)	8,953	1,619	—	5,545
Equity in earnings of subsidiaries	10,474	—	—	(10,474)	—
Interest expense, net	(8,437)	—	(98)	—	(8,535)

Income (loss) from operations before income taxes and debt retirement	(2,990)	8,953	1,521	(10,474)	(2,990)
Loss on early retirement of debt	(2,993)	—	—	—	(2,993)
Income tax (provision) benefit	—	—	—	—	—

Net income (loss)	$(5,983)	$8,953	$1,521	$(10,474)	$(5,983)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$58,255	$26,987	$13,616	$(2,484)	$96,374
Cost of sales	26,882	10,150	8,334	(2,484)	42,882
Operating expenses	29,689	8,681	5,439	—	43,809

Operating income (loss)	1,684	8,156	(157)	—	9,683
Equity in earnings of subsidiaries	8,169	—	—	(8,169)	—
Interest expense, net	(9,585)	(36)	132	—	(9,489)

Income (loss) from operations before income taxes	268	8,120	(25)	(8,169)	194
Income tax (provision) benefit	(9)	—	74	—	65

Net income (loss)	$259	$8,120	$49	$(8,169)	$259

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(14,539)	$117	$2,292	$—	$(12,130)

Cash flows from investing activities:
Purchases of minority investments	(6,000)	—	—	—	(6,000)
Purchase of business operations, net of cash acquired	(56)	—	(688)	—	(744)
Purchase of property and equipment	(1,425)	—	(390)	—	(1,815)
Purchase of inventory leased to others	(355)	—	—	—	(355)
Proceeds from sale of property and equipment	—	—	35	—	35
Increase in intangible assets	(3,636)	—	—	—	(3,636)

Net cash used in investing activities	(11,472)	—	(1,043)	—	(12,515)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(263)	—	(13)	—	(276)
Purchase of treasury stock	(363)	—	—	—	(363)
Proceeds from long-term debt and notes payable	17,636	—	—	—	17,636
Debt issuance costs	(569)	—	—	—	(569)
Residual costs of equity offering	(151)	—	—	—	(151)
Proceeds from issuance of common stock	1,570	—	—	—	1,570

Net cash provided by (used in) financing activities	17,860	—	(13)	—	17,847

Effect of exchange rate changes on cash and cash equivalents	—	—	(100)	—	(100)
Increase (decrease) in cash and cash equivalents	(8,151)	117	1,136	—	(6,898)
Cash and cash equivalents, beginning of period	12,387	(117)	1,811	—	14,081

Cash and cash equivalents, end of period	$4,236	$—	$2,947	$—	$7,183

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(19,711)	$584	$(2,201)	$—	$(21,328)

Cash flows from investing activities:
Purchase of business operations, net of cash acquired	(36,203)	—	—	—	(36,203)
Purchase of property and equipment	(1,418)	(29)	(476)	—	(1,923)
Purchase of inventory leased to others	(189)	(673)	—	—	(862)
Proceeds from sales of non-core assets	11,402	—	—	—	11,402
Proceeds from sale of property and equipment	96	—	49	—	145
Additions to intangible assets	(8,769)	—	—	—	(8,769)

Net cash used in investing activities	(35,081)	(702)	(427)	—	(36,210)

Cash flows from financing activities:
Principal payments on long-term debt	(20,000)	—	(61)	—	(20,061)
Call premium on early retirement of debt	(1,188)	—	—	—	(1,188)
Proceeds from issuance of common stock	81,320	—	—	—	81,320
Principal payments on capital leases	(52)	—	(8)	—	(60)
Purchase of treasury stock	(433)	—	—	—	(433)

Net cash provided by (used in) financing activities	59,647	—	(69)	—	59,578

Effect of exchange rate changes on cash and cash equivalents	—	—	(264)	—	(264)
Increase (decrease) in cash and cash equivalents	4,855	(118)	(2,961)	—	1,776
Cash and cash equivalents, beginning of period	7,532	1	4,772	—	12,305

Cash and cash equivalents, end of period	$12,387	$(117)	$1,811	$—	$14,081

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,115	$3,156	$2,200	$—	$8,471

Cash flows from investing activities:
Purchase of property and equipment	(475)	(168)	(149)	—	(792)
Purchase of inventory leased to others	(2,067)	(2,902)	(128)	—	(5,097)
Proceeds from sale of equipment	127	(58)	—	—	69
Other investing activities	(245)	—	—	—	(245)

Net cash used in investing activities	(2,660)	(3,128)	(277)	—	(6,065)

Cash flows from financing activities:
Principal payments on long-term debt	(99)	—	(9)	—	(108)
Principal payments on deferred license	(535)	—	—	—	(535)
Proceeds from issuance of common stock	2,352	—	—	—	2,352
Principal payments on capital leases	(471)	(28)	(88)	—	(587)
Purchase of treasury stock	(181)	—	—	—	(181)

Net cash provided by (used in) financing activities	1,066	(28)	(97)	—	941

Effect of exchange rate changes on cash and cash equivalents	—	—	275	—	275
Increase in cash and cash equivalents	1,521	—	2,101	—	3,622
Cash and cash equivalents, beginning of period	6,011	1	2,671	—	8,683

Cash and cash equivalents, end of period	$7,532	$1	$4,772	$—	$12,305

20. Segment Reporting

The Company’s business consists of two reportable segments: (i) slot and table games, and (ii) systems. The slot and table games business segment includes the development, licensing and distribution of proprietary slot and table games. Revenues are derived from leases, revenue sharing arrangements, royalty and license fee arrangements with casinos and gaming suppliers. The systems business segment sells or leases electronic player tracking and slot machine and table game monitoring systems and electronic components used in progressive jackpot systems, and gaming machines. The accounting policies of the segments are the same as those described in Note 1—Description of Business and Summary of Significant Accounting Policies. All inter-segment transactions have been eliminated.

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

Business segment information for the years ended December 31, 2006, 2005 and 2004 consists of:

(Amounts in thousands)	2006	2005	2004
Business Segments:
Revenue:
Slot and table games	$16,700	$33,670	$40,560
Interior signage	—	5,252	20,014
Systems	52,809	39,299	35,800

Total	$69,509	$78,221	$96,374

Operating income (loss):
Slot and table games	$(497)	$11,771	$14,701
Interior signage	—	141	3,362
Systems	18,155	12,635	10,976
Corporate	(46,450)	(19,002)	(19,356)

Total	$(28,792)	$5,545	$9,683

Depreciation and amortization:
Slot and table games	$2,356	$2,655	$6,439
Interior signage	—	115	526
Systems	4,463	265	149
Corporate	2,482	1,859	1,794

Total	$9,301	$4,894	$8,908

Total assets:
Slot and table games	$69,588	$73,159	$64,897
Interior signage	—	—	1,529
Systems	60,308	62,123	20,995
Corporate	56,290	50,564	19,896

Total	$186,186	$185,846	$107,317

Capital expenditures / purchase of leased inventories:
Slot and table games	$517	$1,011	$5,097
Interior signage	—	—	229
Systems	346	—	150
Corporate	1,307	1,774	413

Total	$2,170	$2,785	$5,889

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the years ended December 31, 2006, 2005 and 2004 consists of:

(Amounts in thousands)	2006	2005	2004
Geographic Operations:
Revenue:
North America	$50,404	$62,626	$83,008
Australia / Asia	8,461	6,592	4,453
Europe	10,644	9,003	8,913

Total	$69,509	$78,221	$96,374

Operating income (loss):
North America	$(25,202)	$3,925	$9,841
Australia / Asia	467	1,932	(123)
Europe	(4,057)	(312)	(35)

Total	$(28,792)	$5,545	$9,683

Depreciation and amortization:
North America	$6,647	$4,282	$8,700
Australia / Asia	332	317	71
Europe	2,322	295	137

Total	$9,301	$4,894	$8,908

Assets:
North America	$136,733	$141,570	$97,012
Australia / Asia	7,983	5,789	5,855
Europe	41,470	38,487	4,450

Total	$186,186	$185,846	$107,317

Capital expenditures / purchase of leased inventories:
North America	$1,750	$2,379	$5,610
Australia / Asia	268	142	166
Europe	152	264	113

Total	$2,170	$2,785	$5,889

21. Subsequent Event (Unaudited)

On March 5, 2007, the Company announced that it appointed Roth Capital Partners to provide advisory services in connection with a potential sale of its table games route and other related assets including the Caribbean Stud® and Texas Hold’em Bonus® table games. The Company is in the process of assessing which assets will be sold and determining the related book value of these assets.

QUARTERLY RESULTS OF OPERATIONS (unaudited)

(Amounts in thousands, except per share amounts)	1 ST	2 ND	3 RD	4 TH
Revenues:
2006	$16,927	$15,254	$20,590	$16,738
2005	$22,908	$19,291	$16,837	$19,185

Gross profit:
2006	$9,564	$5,491	$13,040	$7,255
2005	$12,567	$11,574	$8,062	$9,912

Operating costs and expenses:
2006	$24,243	$27,642	$21,731	$24,685
2005	$19,647	$15,120	$16,640	$21,269

Operating income (loss):
2006	$(7,316)	$(12,388)	$(1,141)	$(7,947)
2005	$3,261	$4,171	$197	$(2,084)

Net income (loss):
2006	$(8,849)	$(14,359)	$(3,251)	$(10,165)
2005	$957	$1,887	$(1,983)	$(6,844)

Weighted average shares outstanding:
Basic—
2006	34,387	34,439	34,590	34,689
2005	22,567	23,287	24,507	30,662
Diluted—
2006	34,387	34,439	34,590	34,689
2005	25,491	25,988	24,507	30,662

Basic earnings (loss) per share:
2006	$(0.26)	$(0.42)	$(0.09)	$(0.29)
2005	$0.04	$0.08	$(0.08)	$(0.22)
Diluted earnings (loss) per share:
2006	$(0.26)	$(0.42)	$(0.09)	$(0.29)
2005	$0.04	$0.07	$(0.08)	$(0.22)

Item 9A.	Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. These disclosure controls and procedures are designed and maintained by or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, as required by the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that the disclosure controls and procedures were effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings.

2. Changes in Internal Control Over Financial Reporting. During the year ended December 31, 2006, there were changes made to enhance our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s financial reporting. We have taken the following steps to improve our internal control over documentation and classification of revenues related to non-routine transactions.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that material misstatement of the annual or interim financial statements will not be prevented or detected. No material weaknesses have been identified as of December 31, 2006.

Based on its assessments, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, the independent registered public accounting firm that audited the 2006 consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Its report is included herein.

Item 9B.	Other Information

The audited financial statements included in this Annual Report on Form 10-K contain updated information from that which the Company furnished on March 5, 2007, including an accrual for $225,000 related to a waiver for the Company’s credit facility and an accrual for the settlement of the Company’s Class Action lawsuit with a corresponding receivable for the expected insurance proceeds. The accrual for the waiver fee is reflected as an expense in the Company’s income statement for the year ended December 31, 2006. The adjustment for the accrual and corresponding receivable related to the Class Action lawsuit had no impact to our consolidated income statement for the year ended December 31, 2006. This update resulted from the Company’s completion of the credit facility waiver on March 19, 2007 and from the Company’s ongoing review of legal matters and the related insurance coverage. Corresponding updates have been made to the unaudited financial information previously furnished by the Company for its Fourth Quarter and Fiscal Year ended December 31, 2006. These corresponding updates can be found on the “Investor Relations” page of the Company’s website under “Press Releases”.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Except as set forth above, the information required by Items 10 through 14 is set forth under the captions “Election of Directors,” “Management,” “Executive Compensation,” “Principal Stockholders” and “Certain Transactions” in Progressive Gaming International Corporation’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which sections are incorporated herein by reference as if set forth in full.

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

(b) Exhibits

Exhibit	Document Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.2	Amendment to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on March 28, 2006.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.4	Certificate of Designation, Rights, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company, incorporated by reference to Exhibit A of Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000.

4.1	Specimen Certificate of common stock of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-69076).

4.2	Rights Agreement, dated June 14, 1999, by and between the Company and U.S. Stock Transfer Corporation, as the Rights Agent, incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed on August 2, 2000.

4.3	Form of Warrant, dated October 22, 2003, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 9, 2004.

4.4	Warrant Agreement, dated August 22, 2001, by and among the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.5	Indenture, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors, incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.6	Guarantee, dated August 22, 2001, by and among the Guarantors named therein, incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.7	Pledge and Security Agreement, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors named therein, incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

Exhibit	Document Description
4.8	Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated August 22, 2001, by and among the Company, Stewart Title of Nevada and Firstar Bank, N.A., incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.9	Trademark Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.10	Patent Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.11	Copyright Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

10.1	Amended and Restated Financing Agreement, dated as of August 4, 2006, by and among the Company, the subsidiaries of the Company thereto, the Lenders from time to time party thereto, Ableco Finance LLC, as Collateral Agent, and Ableco Finance LLC, as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006.

*10.2	Summary of the Company’s 2nd Half 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 9, 2006.

*10.3	Summary of the Company’s 2006 Sales Incentive Plan, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 9, 2006.

*10.4	2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 28, 2005.

*10.5	Form of Restricted Stock Bonus Award Grant Notice and Award Agreement under the Company’s 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 9, 2006.

*10.6	Form of Stock Option Agreement under the Company’s 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 9, 2006.

*10.7	Director Stock Option Plan, as amended, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on June 28, 2005.

*10.8	Form of Stock Option Agreement under the Company’s Director Stock Option Plan, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 9, 2006.

*10.9	Stock Option Plan, as amended, incorporated by reference to the Company’s Definitive Proxy Statement filed on July 19, 2004.

*10.10	Employee Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed on August 14, 2003.

*10.11	New Hire Equity Incentive Plan, incorporated by reference to Exhibit 99.1 of the Company’s Current Report Form 8-K filed on February 17, 2005.

*10.12	Amended and Restated Employment Agreement, dated January 1, 2005, by and between the Company and Russel H. McMeekin, incorporated by reference to Exhibit 99.2 of the Company’s Current Report Form 8-K filed on February 17, 2005.

Exhibit	Document Description
*10.13	Severance Agreement and Release of All Claims dated June 15, 2006 by and between the Company and Michael A. Sicuro, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 21, 2006.

*10.14	Amended and Restated Employment Agreement, dated August 10, 2004, by and between the Company and Robert A. Parente, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.15	Employment Agreement, dated July 1, 2005, by and between the Company and Neil Crossan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

*10.16	Employment Agreement, dated June 6, 2005, by and between the Company and Thomas Galanty, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

*10.17	Employment Agreement, dated February 11, 2005, by and between the Company and Heather A. Rollo, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2005.

10.18	Form of Indemnification Agreement by and between the Company and its directors and executive officers, incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

10.19	Letter Agreement, dated June 13, 2005, by and between the Company and IGT, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 17, 2005.

10.20†	Product Development and Integration Agreement, dated June 13, 2005, by and among the Company, Shuffle Master, Inc. and IGT, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K/A filed on August 8, 2005.

10.21†	Binding Memorandum of Understanding, dated June 13, 2005, by and between the Company and IGT, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed on August 8, 2005.

10.22†	Non-Exclusive Patent License, dated June 13, 2005, by and among the Company, Shuffle Master, Inc., and IGT, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 17, 2005.

10.23	Underwriting Agreement, dated November 4, 2005, by and among the Company, CIBC World Markets Corp., as representative of the underwriters named on Schedule I thereto, and the selling stockholders named in Schedule II thereto, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 10, 2005.

10.24	Consulting and Confidentiality Agreement, dated September 19, 2005, by and between the Company and Michael F. Dreitzer, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

21.1	Subsidiaries.

23.1	Consent of BDO Seidman, LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Document Description
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensation plans.
†	Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

March 23, 2007	By:	/s/ HEATHER A. ROLLO
Heather A. Rollo Executive Vice President, Chief Financial Officer and Treasurer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Russel H. McMeekin and Heather A. Rollo, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSEL H. MCMEEKIN Russel H. McMeekin	Chief Executive Officer (Principal Executive Officer)	March 23, 2007

/s/ HEATHER A. ROLLO Heather A. Rollo	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 23, 2007

/s/ PETER G. BOYNTON Peter G. Boynton	Chairman of the Board	March 23, 2007

/s/ PAUL A. HARVEY Major General Paul A. Harvey (Ret)	Director	March 23, 2007

/s/ TERRANCE W. OLIVER Terrance W. Oliver	Director	March 23, 2007

/s/ RICK L. SMITH Rick L. Smith	Director	March 23, 2007

/s/ DOUGLAS M. TODOROFF Douglas M. Todoroff	Director	March 23, 2007