Form 10-Q
period 2007-03-31
PROGRESSIVE GAMING INTERNATIONAL CORP
filed 2007-05-15
CIK 912241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended: March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

34,839,053	as of	May 3, 2007
(Amount Outstanding)		(Date)

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,018	$7,183
Accounts receivable, net of allowance for doubtful accounts of $928 and $943	15,608	17,818
Contract sales receivable, net of allowance for doubtful accounts of $1,529 and $1,529	7,478	6,407
Inventories, net of reserves of $1,029 and $1,040	12,317	11,486
Prepaid expenses	4,758	4,447

Total current assets	46,179	47,341
Contract sales and notes receivable, net	205	164
Property and equipment, net	6,659	5,456
Intangible assets, net	64,016	58,885
Goodwill	58,130	58,014
Other assets	16,800	16,326

Total assets	$191,989	$186,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,565	$11,047
Customer deposits	2,184	2,113
Current portion of long-term debt and other liabilities	1,893	128
Accrued liabilities	8,455	10,038
Deferred revenues and license fees	8,321	4,332

Total current liabilities	34,418	27,658
Long-term debt and notes payable, net of unamortized discount of $493 and $585	63,143	62,051
Other long-term liabilities	5,827	694
Deferred tax liability	11,863	11,856

Total liabilities	115,251	102,259

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 34,835,053 and 34,774,154 shares issued and outstanding	3,484	3,477
Additional paid-in capital	230,390	229,048
Other comprehensive income	3,798	3,601
Accumulated deficit	(159,245)	(150,510)

Subtotal	78,427	85,616
Less treasury stock, 293,692 and 293,692 shares, at cost	(1,689)	(1,689)

Total stockholders’ equity	76,738	83,927

Total liabilities and stockholders’ equity	$191,989	$186,186

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2007	2006
Revenues:
Slot and table games	$3,327	$3,392
Systems	13,600	13,535

Total revenues	16,927	16,927
Cost of revenues:
Slot and table games	2,810	3,169
Systems	6,161	4,194

Total cost of revenues	8,971	7,363

Gross profit	7,956	9,564

Operating expenses:
Selling, general and administrative expense	8,664	11,474
Research and development	3,086	3,203
Depreciation and amortization	2,225	2,203

Total operating expenses	13,975	16,880

Operating loss	(6,019)	(7,316)
Interest expense, net	(2,716)	(1,533)

Loss before income tax benefit	(8,735)	(8,849)
Income tax benefit	—	—

Net loss	$(8,735)	$(8,849)

Weighted average common shares:
Basic	34,810	34,387

Diluted	34,810	34,387

Basic and diluted loss per share:	$(0.25)	$(0.26)

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Net loss	$(8,735)	$(8,849)
Other comprehensive income:
Foreign currency translation gains	197	226

Comprehensive loss	$(8,538)	$(8,623)

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(8,735)	$(8,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	530	447
Amortization	1,695	1,756
Provision for (recovery of) bad debts	(11)	18
Provision for (recovery of) obsolete inventory	(17)	55
Amortization of debt discount and debt issue costs	592	213
Loss on disposition of property and equipment	17	11
Stock-based compensation	977	2,686
Changes in assets and liabilities:
Accounts receivable	2,243	687
Contract sales and notes receivable	(1,277)	1,932
Inventories	(2,131)	12
Prepaid expenses and other assets	(660)	597
Trade accounts payable	2,070	(835)
Accrued expenses	(1,596)	(693)
Customer deposits, deferred revenue and other liabilities	4,284	(2,456)

Net cash used in operating activities	(2,019)	(4,419)

Cash flows from investing activities:
Purchase of property and equipment	(384)	(236)
Purchase of minority investments	—	(2,000)
Purchases of business operations, net of cash acquired	—	(489)
Proceeds from sales of property and equipment	4	—
Increase in intangible assets	(90)	(465)

Net cash used in investing activities	(470)	(3,190)

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	(75)	—
Principal payments on capital leases	(2)	(5)
Proceeds from long-term debt and notes payable	1,000	—
Residual costs of equity offering	—	(130)
Proceeds from issuance of common stock	372	54

Net cash provided by (used in) financing activities	1,295	(81)
Effect of exchange rate changes on cash and cash equivalents	29	(11)

Decrease in cash and cash equivalents	(1,165)	(7,701)
Cash and cash equivalents, beginning of period	7,183	14,081

Cash and cash equivalents, end of period	$6,018	$6,380

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Supplemental disclosure of cash flows information:
Cash paid for interest	$717	$—

Cash paid for state and federal taxes	$13	$23

Licensed technology acquired in exchange for other liability	$6,716	$—

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts disclosed in the accompanying footnote tables are shown in thousands while amounts included in text are disclosed in actual amounts.

1. GENERAL

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at March 31, 2007, and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and temporary investments with financial institutions. At March 31, 2007, the Company had deposits with financial institutions in excess of FDIC insured limits by $5.9 million.

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

Patents and Trademarks. The Company capitalizes the cost of registering and successful defense of patents and trademarks. These costs are amortized over the useful life of the patent or trademark.

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

Customer Deposits. Customer deposit liabilities represent payments and payment obligations collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed.

Other Assets. Other long term assets represent primarily unamortized loan fees, minority investments, and security deposits for building and equipment leases and other services. The Company’s minority investments in non-public companies are accounted for using the cost method, and are regularly reviewed for impairment. When facts and circumstances indicate that an impairment has occurred that is other-than-temporary, the Company records an impairment charge and reduces the carrying value of the investment.

Litigation and Other Contingencies. The Company is involved in various legal matters, litigation and claims of various types in the ordinary course of its business operations. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The status of significant claims is summarized in Note 9.

GAAP requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and that the amount can be reasonably estimated. Significant management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict. For contingencies where an unfavorable outcome is reasonably possible and which are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss.

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

In September 2005, the Company entered into two separate transactions involving the licensing of intellectual property and content. The first involved the license of the Company’s legacy slot operating system of which the Company had previously acquired a portion of the rights to, made significant modifications and enhancements and obtained regulatory approval in numerous jurisdictions. The Company also acquired unique intellectual property content primarily for use in the Company’s server-based wagering growth initiative from this party who licensed our operating system. These transactions were accounted for as non-monetary exchanges in accordance with SFAS No. 153 and have been recorded at cost in the accompanying consolidated balance sheets.

The second transaction involved obtaining the rights to execute the license of the slot operating system from the current owner. The current owner also purchased core intellectual property from us. These transactions were recorded as non-monetary exchanges in accordance with SFAS No. 153 and recorded at fair value in the accompanying consolidated statement of operations.

Revenue Recognition. The Company recognizes revenue depending on the line of business as described below. As documentation for a transaction commitment, the Company requires a properly authorized arrangement from the customer specifying transaction terms and conditions, including: a contract signed by the customer or an approved customer purchase order or another approved form. The Company may require additional documentation to support revenue recognition including receipt of shipment, a signed customer installation ticket or a signed customer acceptance ticket as more fully described below:

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

Not all systems contracts require installation. Examples include sales of hardware only or hardware and software to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and do the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts. Hardware-only sales are accounted for in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.”

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

Stock-Based Compensation. Beginning January 2006, the Company adopted the modified prospective application method contained in SFAS No. 123 (revised December 2004), “Share-Based Payment” (“SFAS No. 123(R)”), to account for share-based payments. As a result, the Company applies this pronouncement to new awards or modifications of existing awards in 2006 and thereafter. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by SFAS No. 123, “ Accounting for Stock-Based Compensation”. Under APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Adoption of this pronouncement did not change the methodology the Company uses to determine the fair value of its share-based compensation arrangements. The Company uses the Black-Scholes-Merton option- pricing model for stock options and the grant date fair value of our common stock for restricted stock awards.

Equity Instruments Issued to Outside Parties. The Company’s accounting policy for equity instruments issued to outside parties in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The number of uncancelled options issued to consultants at March 31, 2007, was 55,000, with a range of exercise prices from $4.38 to $7.06 per share, and an unamortized fair value of less than $0.1 million.

During 2006, the Company issued warrants to Ableco Holding LLC representing a portion of the debt issue costs related to the Company’s long-term debt arrangements. Upon issuance, the fair value of these warrants was recorded as a prepaid loan fee, and is being recognized as a charge to the statement of operations on the straight-line method over the term of the debt facility. At March 31, 2007, the number of shares issuable under uncancelled warrants held by Ableco Holding LLC was 350,000. The exercise price for 200,000 of the shares is $8.47 per share, 75,000 of the shares are exercisable at $8.42 per share, and the remaining 75,000 shares have a variable strike price to be determined on or before August 4, 2007 in accordance with the terms of the warrant. The term of the warrants is seven years.

From 1998 to 2000, the Company licensed rights to intellectual property, including rights to develop and market gaming devices and associated equipment under certain Ripley and Hasbro trademarks, in exchange for warrants to purchase shares of the Company’s common stock. During 2006, the Company licensed certain intellectual property rights from Harrah’s in exchange for 325,000 warrants to purchase shares of the Company’s common stock at an exercise price of $7.50 per share. At March 31, 2007, the number of uncancelled warrants issued in exchange for license agreements was 360,000, with a weighted average exercise price of $7.43 per share.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 has resulted in a decrease of $1.0 million to the Company’s non current deferred tax asset associated with uncertain tax positions and a corresponding reduction in the valuation allowance related to the deferred tax asset. The entire amount of unrecognized tax benefits, if recognized would affect the effective tax rate. The Company’s policy is to accrue interest and or penalties related to potential underpayments of income taxes within the provision for income taxes. Currently, there are no interest or penalty amounts accrued for.

The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Tax years 1996 to 2006 remain subject to U.S federal income tax and various state and local tax jurisdictions remain open to examination as well because of net operating loss (“NOL”) carryforwards. The Company’s international subsidiaries are subject to the governing tax authority of each location and are subject to various years of examination. There are no ongoing examinations of income tax returns by federal, state or international tax authorities.

        At December 31, 2006 the Company had federal net operating loss carryforwards of $131.7 million, which will begin to expire after the year ended December 31, 2016. Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. At this time, the Company has not completed a study to assess whether a change of control has occurred due to the significant complexity and cost associated with such study. If the Company has experienced a change in control at any time since its formation, utilization of our NOL carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion if the NOL carryforward before utilization. Further, until a study is complete and any limitation is known, no amounts are being presented as an uncertain tax position in compliance with FIN 48.

Currently, the Company has initiated a transfer pricing study to determine if any exposure exists from the pricing of products and services between the parent and foreign subsidiaries and until such time that the study is complete and any liabilities are known, no amounts are being presented as uncertain tax positions under FIN 48 since there are substantial NOLs in the affected jurisdictions, any transfer pricing adjustments will likely result in the redistribution of net operating losses between the jurisdictions.

Guarantees. In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34”, which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, the Company believes these guarantees would only result in immaterial increases in future costs, and do not represent significant or contingent liabilities of the indebtedness of others.

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

Reclassifications. Certain balance sheet and income statement amounts reported in the prior year have been reclassified to conform to the 2007 presentation.

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

4. RECEIVABLES

Accounts receivable at March 31, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	March 31, 2007	December 31, 2006
	(Unaudited)
Trade accounts	$16,102	$15,531
Other	434	3,230

Subtotal	16,536	18,761
Less: allowance for doubtful accounts	(928)	(943)

Net	$15,608	$17,818

Contract and notes receivable at March 31, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	March 31, 2007	December 31, 2006
	(Unaudited)
Contract sales and notes receivable	$9,212	$8,100
Less: allowance for doubtful accounts	(1,529)	(1,529)

Net	$7,683	$6,571

Current portion	$7,478	$6,407

5. INVENTORIES

Inventories at March 31, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	March 31, 2007	December 31, 2006
	(Unaudited)
Raw materials	$9,000	$7,752
Finished goods	4,167	4,759
Work in progress	179	15

Subtotal	13,346	12,526
Less: reserve for obsolete inventory	(1,029)	(1,040)

Net	$12,317	$11,486

6. GOODWILL AND OTHER INTANGIBLE ASSETS

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

The net carrying value of goodwill and other intangible assets by segment as of March 31, 2007 is comprised of the following (unaudited):

	Net Amount Allocated by Segment
(Amounts in thousands)	Slot and Table Games	Systems	Total
Goodwill	$14,838	$43,292	$58,130
Indefinite life intangible asset (perpetual license)	31,276	—	31,276
Definite life intangible assets (detail below)	7,262	25,478	32,740

Total	$53,376	$68,770	$122,146

The net carrying value of goodwill ($58.1 million) as of March 31, 2007, is included in the geographic operations of North America ($29.6 million), Europe ($25.4 million), and Australia / Asia ($3.1 million).

Definite life intangible assets as of March 31, 2007, subject to amortization, are comprised of the following (unaudited):

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patent and trademark rights	$26,417	$(12,640)	$13,777
Software development costs	1,158	(633)	525
Licensed technology	2,282	(264)	2,018
Core technology and other proprietary rights	22,640	(6,220)	16,420

Total	$52,497	$(19,757)	$32,740

Amortization expense for definite life intangible assets was approximately $1.7 million compared to $1.8 million for the three months ended March 31, 2007 and 2006, respectively.

6. OTHER ASSETS

Other assets at March 31, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	March 31, 2007	December 31, 2006
	(Unaudited)
Deposits	$242	$477
Debt issue costs	4,050	4,518
Minority investments	6,038	6,038
Royalties	5,716	4,967
Other	754	326

Total	$16,800	$16,326

7. ACCRUED LIABILITIES

Accrued liabilities at March 31, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	March 31, 2007	December 31, 2006
	(Unaudited)
Payroll and related costs	$2,954	$3,519
Interest	2,791	1,341
Royalties	547	374
Restructuring and severance expense	424	512
Legal and tax	1,424	4,110
Other	315	182

Total	$8,455	$10,038

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

On August 4, 2006, the Company completed the final phase of its credit facility with an affiliate of Cerberus Capital Management, L.P., Ableco Finance LLC. The $22.5 million, three-year revolving credit facility is intended for general working capital purposes and replaced the $10 million facility completed in the first stage of the financing. The Company is continuing to evaluate other alternatives to retire the remainder of its Senior Secured Notes due 2008.

Outstanding principal under the $22.5 million facility bears interest at a reference rate of interest plus an applicable margin (currently 11.75%) or a LIBOR rate plus an applicable margin. Underwriting fees related to the facility equal 2.0% of the total principal and warrants to purchase 150,000 shares of the Company’s common stock. The warrants were valued using a binomial lattice model and a Monte Carlo model using volatility of 69.64%, derived service period of one year, risk free rate of 5.05%, and expected dividends of zero. These warrants are classified in Other Assets in the accompanying balance sheet. The terms of the new facility require the Company to comply with certain financial covenants covering senior debt leverage ratio, total debt leverage ration, minimum EBITDA, minimum cash plus availability, minimum interest coverage, and certain negative covenants.

As of March 31, 2007, the Company is in compliance with all debt covenants.

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

In June 2005, the Company entered into a Memorandum of Understanding (“MOU”) with International Game Technology (“IGT”) to sell, market, distribute and integrate a table management system. In connection with the MOU, IGT incurred certain costs related to the purchase of intellectual property and the related maintenance and defense to be used in the joint product development. In accordance with the MOU, IGT would recover a portion of these costs through the joint product development. In September 2006, the Company and IGT entered into a Sales, Marketing, Distribution and Product Integration Agreement to further clarify the terms of the MOU. Among other clarifications, the parties agreed that the Company would make payments to IGT of approximately $7.3 million over a three-year period, with no interest, commencing in the first quarter of 2007. The present value of these payments is classified as an intangible asset and corresponding long term obligation in the accompanying balance sheet at March 31, 2007.

The legal proceedings described in Item 3. of the Company’s annual report on Form 10-K for the year ended December 31, 2006, including the litigation involving Derek Webb, should be read in conjunction with this disclosure. No material developments related to these various litigation matters have occurred, except as disclosed herein.

In December 2005, Interactive Systems Worldwide Inc. (“ISWI”) filed an action against the Company in the Federal District Court for New Jersey, alleging that PGIC’s “Rapid Bet Live™” and “Primeline™” products infringe U.S. Patent Nos. 5,573,244 and 5,842,921. In March 2006, the Federal District Court for New Jersey transferred this action to the Federal District Court for Nevada. This case is now settled and dismissed.

In August 2004, the Company sued Paltronics, Inc. for patent infringement in the United States District Court for the District of Nevada. In November 2005, the Company elected to no longer pursue the lawsuit, and on June 1, 2006, the Court dismissed the case with prejudice. Paltronic’s request for attorneys fees was denied by the Court. The Court affirmed the Clerk’s taxation costs of $331.35 and rejected Paltronics’ request for costs in excess of $20,000.

The Company is also involved in other legal matters, litigation and claims of various types in the ordinary course of its business operations, including matters involving bankruptcies of debtors, collection efforts, disputes with former employees and other matters.

10. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of basic and diluted earnings (loss) per share (unaudited):

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended March 31, 2007:
Net loss	$(8,735)	$(8,735)

Weighted average shares	34,810	34,810

Per share amount	$(0.25)	$(0.25)

For the three months ended March 31, 2006:
Net income	$(8,849)	$(8,849)

Weighted average shares	34,387	34,387

Per share amount	$(0.26)	$(0.26)

Dilutive stock options and warrants of approximately 0.7 million for the three months ended March 31, 2007, and 0.7 million for the three months ended March 31, 2006, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

11. RELATED PARTY TRANSACTIONS

During 2005, the Company sold substantially all the assets of its sign and graphics manufacturing business to a third party, retaining less than 1% equity interest. The Company and Mikohn Signs and Graphics, LLC (“MSG”), signed a Transition Services Agreement and a Manufacturer’s Supply Agreement upon completion of the transaction. The Transition Services Agreement had a term of six months ending in November, 2005.

Both parties entered into a three year Manufacturer’s Supply Agreement at the close of the transaction, whereby MSG would purchase electronics from the Company at its standard OEM pricing. For the three months ended March 31, 2007, MSG purchased $0.1 million in electronic displays and related products from the Company. In addition, under the Manufacturer’s Supply Agreement, MSG provided the Company assembly, testing, shipping and warehousing services at MSG’s warehouse at hours worked plus any overhead associated with providing these services, multiplied by 110%. On January 3, 2006, the Company terminated this portion of the agreement and is currently using a third party contract manufacturer in Las Vegas, Nevada to provide these same services.

From time to time, the Company purchases signage and sign related products from MSG in conjunction with its progressive jackpot systems. During the three months ended March 31, 2007, the Company purchased $0.1 million from MSG.

In 2005, the Company entered into a worldwide exclusive license with Magellan Technology Pty Limited (“Magellan”). The Company licensed, on an exclusive basis, Magellan’s rights to its RFID reader, tag and related intellectual property for any gaming applications for $3.1 million. The Company also completed the purchase of a minority interest in Magellan in 2006. In connection with the Company’s exclusive global master license to use Magellan’s RFID technology in gaming worldwide, the Company purchased $0.1 million of inventory from Magellan during the three months ended March 31, 2007.

12. SEGMENT REPORTING

The Company’s business consists of two reportable segments: (i) slot and table games, and (ii) systems. The slot and table games business segment includes the development, licensing and distribution of proprietary slot and table games. Revenues are derived from leases, revenue sharing arrangements, royalty and license fee arrangements with casinos and gaming suppliers. The systems business segment sells or leases electronic player tracking and slot machine and table game monitoring systems and electronic components used in progressive jackpot systems and gaming machines. The accounting policies of the segments are the same as those described in Note 3 above. All inter-segment transactions have been eliminated.

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

Business segment information for the three months ended March 31, 2007 and 2006 consists of (unaudited):

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Business Segments:
Revenue:
Slot and table games	$3,327	$3,392
Systems	13,600	13,535

Total	$16,927	$16,927

Operating income (loss):
Slot and table games	$(237)	$(507)
Systems	5,155	6,635
Corporate	(10,937)	(13,444)

Total	$(6,019)	$(7,316)

Depreciation and amortization:
Slot and table games	$354	$564
Systems	964	1,008
Corporate	907	631

Total	$2,225	$2,203

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three months ended March 31, 2007 and 2006 consists of (unaudited):

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Geographic Operations:
Revenue:
North America	$11,612	$13,567
Australia / Asia	2,416	1,007
Europe	2,899	2,353

Total	$16,927	$16,927

Operating income (loss):
North America	$(6,178)	$(6,073)
Australia / Asia	691	(124)
Europe	(532)	(1,119)

Total	$(6,019)	$(7,316)

Depreciation and amortization:
North America	$1,534	$1,586
Australia / Asia	73	77
Europe	618	540

Total	$2,225	$2,203

13. GUARANTOR FINANCIAL STATEMENTS

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2007 (Unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,834	$—	$2,184	$—	$6,018
Accounts receivable, net	10,637	72	4,899	—	15,608
Contracts receivable, net	3,704	3,405	369	—	7,478
Inventories, net	9,772	—	2,545	—	12,317
Other current assets	4,015	—	743	—	4,758

Total current assets	31,962	3,477	10,740	—	46,179
Contract sales and notes receivable, net	3,610	(3,405)	—	—	205
Property and equipment, net	5,806	131	722	—	6,659
Goodwill and intangible assets, net	47,054	37,272	37,820	—	122,146
Investments in and loans to subsidiaries	61,229	—	—	(55,191)	6,038
Other assets	10,714	46	2	—	10,762

Total assets	$160,375	$37,521	$49,284	$(55,191)	$191,989

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$29,158	$60	$5,200	$—	$34,418
Intercompany transactions	(22,278)	(9,711)	31,989	—	—

Total current liabilities	6,880	(9,651)	37,189	—	34,418
Long-term debt, net	63,143	—	—	—	63,143
Other liabilities, long term	5,378	—	449	—	5,827
Deferred tax liability	8,236	—	3,627	—	11,863
Stockholders’ equity (deficit)	76,738	47,172	8,019	(55,191)	76,738

Total liabilities and stockholders’ equity (deficit)	$160,375	$37,521	$49,284	$(55,191)	$191,989

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,236	$—	$2,947	$—	$7,183
Accounts receivable, net	13,398	101	4,319	—	17,818
Contracts receivable, net	4	5,505	898	—	6,407
Inventories, net	9,550	—	1,936	—	11,486
Other current assets	4,032	—	415	—	4,447

Total current assets	31,220	5,606	10,515	—	47,341
Contract sales and notes receivable, net	—	164	—	—	164
Property and equipment, net	4,560	131	765	—	5,456
Goodwill and intangible assets, net	40,916	37,696	38,287	—	116,899
Investments in and loans to subsidiaries	61,182	—	—	(55,145)	6,037
Other assets	10,233	53	3	—	10,289

Total assets	$148,111	$43,650	$49,570	$(55,145)	$186,186

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$23,136	$73	$4,449	$—	$27,658
Intercompany transactions	(29,860)	(3,595)	33,455	—	—

Total current liabilities	(6,724)	(3,522)	37,904	—	27,658
Long-term debt, net	62,051	—	—	—	62,051
Other liabilities, long term	621	—	73	—	694
Deferred tax liability	8,236	—	3,620	—	11,856
Stockholders’ equity (deficit)	83,927	47,172	7,973	(55,145)	83,927

Total liabilities and stockholders’ equity (deficit)	$148,111	$43,650	$49,570	$(55,145)	$186,186

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2007 (Unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$10,612	$2,171	$5,315	$(1,171)	$16,927
Cost of sales	5,583	2,440	2,119	(1,171)	8,971
Selling, general and admin. expenses	10,634	323	3,037	(19)	13,975

Operating income (loss)	(5,605)	(592)	159	19	(6,019)
Equity in earnings (loss) of subsidiaries	(704)	—	—	704	—
Interest expense, net	(2,426)	—	(290)	—	(2,716)

Income (loss) from operations before income taxes	(8,735)	(592)	(131)	723	(8,735)
Income tax (provision) benefit	—	—	—	—	—

Net income (loss)	$(8,735)	$(592)	$(131)	$723	$(8,735)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2006 (Unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$12,570	$997	$3,360	$—	$16,927
Cost of sales	4,088	1,796	1,479	—	7,363
Selling, general and admin. expenses	13,000	755	3,125	—	16,880

Operating loss	(4,518)	(1,554)	(1,244)	—	(7,316)
Equity in earnings (loss) of subsidiaries	(2,974)	—	—	2,974	—
Interest expense, net	(1,357)	79	(255)	—	(1,533)

Income (loss) from operations before income taxes	(8,849)	(1,475)	(1,499)	2,974	(8,849)
Income tax (provision) benefit	—	—	—	—	—

Net income (loss)	$(8,849)	$(1,475)	$(1,499)	$2,974	$(8,849)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Three Months Ended March 31, 2007 (Unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(847)	$(424)	$(748)	$—	$(2,019)

Cash flows from investing activities:
Purchase of property and equipment	(340)	—	(44)	—	(384)
Proceeds from sale of property and equipment	2	—	2	—	4
Decrease (increase) in intangible assets	(514)	424	—	—	(90)

Net cash provided by (used in) investing activities	(852)	424	(42)	—	(470)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(75)	—	(2)	—	(77)
Proceeds from long-term debt and notes payable	1,000	—	—	—	1,000
Proceeds from issuance of common stock	372	—	—	—	372

Net cash provided by (used in) financing activities	1,297	—	(2)	—	1,295

Effect of exchange rate changes on cash and cash equivalents	—	—	29	—	29
Decrease in cash and cash equivalents	(402)	—	(763)	—	(1,165)
Cash and cash equivalents, beginning of period	4,236	—	2,947	—	7,183

Cash and cash equivalents, end of period	$3,834	$—	$2,184	$—	$6,018

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Three Months Ended March 31, 2006 (Unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6,564)	$172	$1,973	$—	$(4,419)

Cash flows from investing activities:
Purchase of minority investment	(2,000)	—	—	—	(2,000)
Purchase of business operations, net of cash acquired	—	—	(489)	—	(489)
Purchase of property and equipment	(171)	(5)	(60)	—	(236)
Increase in intangible assets	(415)	(50)	—	—	(465)

Net cash used in investing activities	(2,586)	(55)	(549)	—	(3,190)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	—	—	(5)	—	(5)
Residual costs of equity offering	(130)	—	—	—	(130)
Proceeds from issuance of common stock	54	—	—	—	54

Net cash used in financing activities	(76)	—	(5)	—	(81)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	—	(11)
Increase (decrease) in cash and cash equivalents	(9,226)	117	1,408	—	(7,701)
Cash and cash equivalents, beginning of period	12,387	(117)	1,811	—	14,081

Cash and cash equivalents, end of period	$3,161	$—	$3,219	$—	$6,380

14. STOCK-BASED COMPENSATION

At March 31, 2007, the Company has stock-based employee and director compensation plans, which are described below. On January 1, 2006, PGIC adopted the fair value recognition provision of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

The cost charged against operating loss for the three months ended March 31, 2007 and 2006, respectively, for stock-based compensation was $1.0 million and $2.7 million, and no stock-based compensation cost was capitalized in inventory during those periods. The Company generally issues new shares to settle stock option exercises and vested stock awards.

Recognition and Measurement

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimates. The Company estimates the expected life of the award by taking into consideration the vesting period, contractual term, historical exercise data, expected volatility, blackout periods and other relevant factors. Volatility is estimated by evaluating the volatility implied by market prices of the Company’s exchange-traded financial instruments along with historical volatility data. The Company periodically updates its expected volatility estimate. During the three months ended March 31, 2007, there were no significant changes in expected volatility. The risk-free interest rate at the date of grant is based on U.S. Treasury constant maturity rates for a period approximating the expected life of the award. The Company historically has not paid dividends, nor does it expect to pay dividends in the foreseeable future, therefore the expected dividend rate is zero.

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the three months ended March 31, 2007 and 2006 (unaudited):

	Three Months Ended March 31,
	2007		2006
Range of values:	Low	High	Low	High
Expected volatility	60%	60%	60%	60%
Expected dividends	—	—	—	—
Expected term (in years)	4.5	4.5	4.5	4.5
Risk free rate	4.47%	4.47%	4.68%	4.68%

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

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to the Company’s employees, directors and consultants. Options issued under the plan are generally granted with an exercise price equal to the fair market value on the date of grant, become exercisable at the rate of 1/48th per month, and have a term of seven years. Restricted stock awards granted under the plan typically vest at the rate of one-third per year on each of the first through third anniversaries of the date of grant. The 2005 Equity Incentive Plan, which was adopted during 2005, is intended as the successor to the Company’s Stock Option Plan, Employee Stock Incentive Plan, and New Hire Equity Inventive Plan (the “predecessor plans”). As of March 31, 2007, the aggregate number of shares of the Company’s common stock that may be issued under the 2005 Equity Incentive Plan is 1,742,384, subject to certain increases from time to time as set forth in that plan.

At March 31, 2007, the Company had outstanding restricted stock awards which were granted under the 2005 Equity Incentive Plan and the predecessor plans. Restricted stock awards granted under the 2005 Equity Incentive Plan typically vest ratably over a service period of three years, and compensation expense is based upon the grant date fair value, calculated as the quoted market price of the Company’s stock on the grant date times the number of shares expected to vest. Restricted stock awards granted under the predecessor plans generally vest ratably over a period of three years, subject to the achievement of target market prices for the Company’s stock, and have a term of ten years. Compensation cost for these awards is based upon the number of shares expected to vest, times the quoted market price of the Company’s stock on the accounting measurement date, which is typically the date on which both the service condition and target market price condition have been met.

A summary of activity under the 2005 Equity Incentive Plan and the predecessor plans as of March 31, 2007, and changes during the three months then ended is presented below (unaudited):

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Options:
Outstanding at December 31, 2006	2,539	$7.67
Granted	236	8.13
Exercised	(51)	6.44
Forfeited or expired	(80)	8.48

Outstanding at March 31, 2007	2,644	$7.71	6.0	$73

Exercisable at March 31, 2007	1,342	$7.04	5.2	$59

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2006	344	$9.10
Granted	30	8.14
Vested	—	—
Forfeited or cancelled	(21)	9.34

Outstanding at March 31, 2007	353	$9.00

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

A summary of option activity under the Director Stock Option Plan as of March 31, 2007, and changes during the three months then ended is presented below (unaudited):

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	452	$7.06
Granted	—	—
Exercised	(10)	4.38
Forfeited or expired	—	—

Outstanding at March 31, 2007	442	$7.12	6.4	$47

Exercisable at March 31, 2007	312	$5.96	5.3	$47

Additional Share-Based Compensation Information

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2007	2006
	(Unaudited)
2005 Equity Incentive Plan and predecessor plans:
Weighted average grant date fair value per share of options granted during the period	$4.29	$4.67
Total fair value of options that vested during the period	865	994
Total intrinsic value of options exercised during the period	111	63

Director Stock Option Plan:
Weighted average grant date fair value per share of options granted during the period	$—	$—
Total fair value of options that vested during the period	27	7
Total intrinsic value of options exercised during the period	47	—

Cash received during the three months ended March 31, 2007 and 2006 from option exercises under all share-based payment arrangements was $0.4 million and $0.1 million, respectively.

The total unrecognized compensation cost related to nonvested options and restricted stock awards under all share-based compensation plans at March 31, 2007 was $7.9 million. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Warrants Issued to Vendors

Along with the above-discussed stock option plans, the Company may from time to time grant stock warrants to various licensors as well as other individuals with whom the Company does business. From 1998 to 2000, the Company entered into various licensing agreements with Hasbro, Inc. and Hasbro International, Inc. (together, “Hasbro”) which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademarks Battleship® , Clue® and Trivial Pursuit® . In exchange for these license agreements, the Company granted Hasbro warrants to purchase up to 125,000 shares of the Company’s common stock for each license at an average exercise price of $6.13 per share. At March 31, 2007, none of these warrants remain outstanding.

From 1998 to 2000, the Company entered into a licensing agreement with Ripley Entertainment which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademark for Ripley’s Believe It® or Not!®, in exchange for which the Company granted Ripley’s Entertainment a warrant to purchase up to 35,000 shares of the Company’s common stock at an exercise price of $6.75 per share. This warrant remains outstanding and exercisable at March 31, 2007, and expires on December 31, 2009.

During 2006, the Company licensed certain intellectual property rights from Harrah’s License Company, LLC in exchange for 325,000 warrants to purchase shares of the Company’s common stock at an exercise price of $7.50 per share. These warrants were valued using the Black-Scholes-Merton option-pricing model using volatility of 60%, expected life of six years, risk free rate of 4.79%, and expected dividends of zero. These warrants remain outstanding and exercisable at March 31, 2007.

At March 31, 2007, the total number of uncancelled warrants issued in exchange for license agreements was 360,000, with a weighted average exercise price of $7.43 per share.

During 2006, the Company also issued stock purchase warrants for 350,000 shares of the Company’s common stock to Ableco Finance LLC in connection with financing arrangements. The weighted average exercise price of 275,000 of the shares covered under these warrants is $8.46 per share. The exercise price for 75,000 of the shares covered under these warrants has not yet been set, in accordance with the terms of the warrant agreement. The fair value of these warrants is classified in Other Assets in the accompanying balance sheet, and is being amortized to interest expense on the interest method.

No stock purchase warrants were issued during the three months ended March 31, 2007.

A summary of the status of the Company’s warrants issued to vendors at March 31, 2007 and changes during the three months then ended is presented in the table below (unaudited):

(Amounts in thousands, except per share amounts)	Number of Shares	Wtd. Average Exercise Price
Warrants outstanding at December 31, 2006	898	$7.95	(1)
Granted	—	—
Exercised	—	—
Cancelled	(188)	8.23

Warrants outstanding at March 31, 2007	710	$7.87	(1)

Warrants exercisable at March 31, 2007	635	$7.87

(1)	The weighted average exercise price excludes 75,000 warrants for which the exercise price has not yet been set in accordance with the warrant agreement.

For the three months ended March 31, 2007, the cost charged to the statement of operations for warrants issued to vendors was $0.3 million.

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

Following is a summary of the status of these options and warrants at March 31, 2007 and changes during the three months then ended (unaudited):

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Options and warrants assumed:
Outstanding at December 31, 2006	427	$16.10
Granted	—	—
Exercised	—	—
Forfeited or expired	(125)	16.94

Outstanding and exercisable at March 31, 2007	302	$15.39	1.7	$—

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

General Information

Overview. We develop, acquire and distribute table and slot game content as well as software products to meet the needs of gaming operators worldwide.

In December 2004, we announced our intent to focus our business on game content and technology and have completed several strategic transactions since this decision. These transactions have provided us with new products and intellectual property necessary to enable us to focus on our strategic initiatives.

In March 2007, we announced that we appointed bankers to explore the sale of our table games route and other related assets, including the Caribbean Stud® and Texas Hold’ Em Bonus® table games, with full consideration of related agreements and partnerships tied to the felt and electronic table games. This proposed sale would divest us of the last vestige of our non-systems products and will allow us to focus solely on the development and distribution of our core systems. The proceeds from the sale of these assets are expected to be used for the repayment of debt, and to provide additional working capital to fund growth in the Company’s core systems products.

Our business consists of two reportable segments:

•

Table and Slot Games. Our table and slot games segment develops, acquires, licenses and distributes proprietary and non-proprietary branded and non-branded table and slot games. Our recurring slot and table revenues primarily consist of: (i) fixed periodic rental fees, (ii) periodic revenue share arrangements for a percentage of the “net win” (“net win” produced by a gaming device is defined as the gross revenue minus all jackpots, payouts and any approved claims) and (iii) periodic license fees for proprietary game content provided to third parties for use on their game hardware. Our non-recurring slot and table revenues primarily consist of (i) the sale of our game hardware, (ii) the perpetual license of our proprietary content, and (iii) license fees for the use of our game patents.

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

Historically, a significant portion of our revenues was generated from one-time licensing of our intellectual property, software and content. Beginning in the fourth quarter of 2006, we announced our intent to shift our focus to core system sales with an emphasis on recurring daily fees. As a result, these one-time licensing transactions have declined and are expected to continue to decline in future periods.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

Revenues and cost of revenues:

(Amounts in thousands)	2007	2006
Revenues
Slot and table games	$3,327	$3,392
Systems	13,600	13,535

Total revenues	$16,927	$16,927

Cost of revenues:
Slot and table games	$2,810	$3,169
Systems	6,161	4,194

Total cost of revenues	$8,971	$7,363

Gross profit	$7,956	$9,564

Overview. Historically, our product revenues consisted of the sale of custom interior signage and daily fees from slot and table leases. The majority of our revenues today are generated from modular and integrated management systems for slot, table, sports and other types of legalized wagering in casino gambling venues.

Key business metrics used by Company management include:

(i)	Slot and table management system installed base, representing the number of slot machines or table games that are connected to the Company’s systems products.

(ii)	Win per device per day, representing the net revenues the Company earns from each gaming device or system.

(iii)	Slot machine and table games installed base, representing the number of slot games or table games devices that generate daily fees for the Company.

(iv)	Daily fees per slot machine or table game installed base, representing the daily fee the Company earns per game.

Systems. Systems revenues for the three months ended March 31, 2007 remained consistent with the three months ended March 31, 2006 primarily as a result of increased installation fees and higher recurring daily fees as a result of a larger average installed base, offset by a decrease in one-time licensing revenue. During the first quarter of 2007, systems installed base growth was driven by approximately 2,400 installations of Casinolink® Jackpot Systems™ (“CJS”) and approximately 800 installations of Casinolink® Enterprise Systems games.

Slot and table games. Revenues from our slot and table game segment for the first quarter of 2007 also remained relatively consistent as compared to the first quarter of 2006.

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

During March 2007, we initiated the process of selling our table games division as part of our ongoing focus on streamlining operations to focus on our core systems business.

For the three months ended March 31, 2007, our slot route revenues declined due to a decrease in the installed base under daily fee arrangements and slightly lower net win (net win produced by a slot machine is defined as the gross revenue minus all jackpots, payouts, fills and any approved claims). The continuing decline in slot route revenues is a result of our transition toward central-server based gaming technology and disposal of our legacy slot route.

Gross profit. Our gross profit margin was 47% for the first quarter of 2007, which reflects an increasing amount of recurring daily fees. Gross margins in the first quarter of 2006 were 57%, however this included a higher level of one-time licensing activities, which generally bear a margin of 80-100%.

Condensed Statement of Operations

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2007	2006
Total revenue	$16,927	$16,927
Cost of revenue	8,971	7,363

Gross profit	7,956	9,564
SG&A expense	8,664	11,474
R&D expense	3,086	3,203
Depreciation and amortization	2,225	2,203

Total operating expenses	13,975	16,880

Loss from operations	(6,019)	(7,316)
Interest expense	(2,716)	(1,533)

Loss before income tax benefit	(8,735)	(8,849)
Income tax benefit	—	—

Net loss	$(8,735)	$(8,849)

Net loss per fully-diluted share	$(0.25)	$(0.26)

Selling, general and administrative expense (“SG&A”). SG&A expenses for the first quarter of 2007 decreased by approximately $2.8 million compared to the same period in 2006. This decrease was due primarily to additional expenses incurred in the first quarter of 2006 for non-cash stock compensation charges and additional audit and compliance fees. Non-cash charges in the first quarter of 2006 for the implementation of SFAS No. 123(R) were approximately $2.7 million, compared to $0.9 million, for the first quarter of 2007.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. R&D expense decreased to $3.1 million for the first quarter of 2007 from $3.2 million for the first quarter of 2006 due primarily to lower spending resulting from progress on development and strategic objectives. We believe our R&D staffing is currently at optimal levels, but we expect total R&D expense will continue to experience some variability due to third-party costs related to the submission and approval of new products.

Depreciation and amortization. Depreciation and amortization expense was $2.2 million for the first quarter of 2007 and the first quarter of 2006, due to relatively unchanged levels of investment in property and equipment and intangible assets.

Interest expense, net. Interest expense primarily includes interest costs and amortization from our $45 million of 11.875% Senior Secured Notes due 2008 and our senior secured credit facility. Net interest expense increased approximately $1.2 million from $1.5 million in the first quarter of 2006 to $2.7 million in the first quarter of 2007 primarily as a result of additional borrowings on our senior secured credit facility.

Income taxes. The Company did not recognize a tax benefit or provision related to its domestic operations for the three months ended March 31, 2007 or three months ended March 31, 2006, due to the Company’s net operating loss position.

Earnings (loss) per share. Basic and diluted loss per share for the three months ended March 31, 2007 was $0.25 on approximately 34.8 million basic and diluted average common shares outstanding. Basic and diluted loss per share for the three months ended March 31, 2006 was $0.26 on approximately 34.4 million basic and diluted average common shares outstanding.

Liquidity and Capital Resources

Net cash and cash equivalents at March 31, 2007 were approximately $6.0 million, a decrease of approximately $1.2 million compared to December 31, 2006. This change resulted from cash used in operations of $2.0 million, cash used in investing activities of $0.5 million, and cash provided by financing activities of $1.3 million.

Significant components of cash flows from operations are as follows:

(Amounts in millions)
Net loss	$(8.7)
Non-cash items	3.8
Other changes in assets and liabilities	2.9

Net cash used in operations	$(2.0)

Significant sources of cash from financing activities during the first quarter of 2007 were $1.0 million of proceeds from our senior debt facility for purchases of inventory and $0.4 million from the exercise of options and warrants. Significant investing activities during the quarter were $0.4 of capital expenditures for property and equipment, and $0.1 invested in intangible assets.

Capital Expenditures and Other

During the first quarter of 2007, we spent approximately $0.3 million for purchases of property and equipment and $1.5 million related to the use of our intellectual property.

Critical Accounting Policies

A description of our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Recently Issued Accounting Standards

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

Refer to Part I, Item 7A, of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes in market risks since the fiscal year end.

Item 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. These disclosure controls and procedures are designed and maintained by or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, as required by the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures are effective to ensure that the

Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

No changes in the Company’s internal control over financial reporting have occurred during the Company’s fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The legal proceedings described in Item 3. of the Company’s annual report on Form 10-K for the year ended December 31, 2006, including the litigation involving Derek Webb, should be read in conjunction with this disclosure. No material developments related to these various litigation matters have occurred, except as disclosed herein.

In December 2005, Interactive Systems Worldwide Inc. (“ISWI”) filed an action against us in the Federal District Court for New Jersey, alleging that our “Rapid Bet Live™” and “Primeline™” products infringe U.S. Patent Nos. 5,573,244 and 5,842,921. In March 2006, the Federal District Court for New Jersey transferred this action to the Federal District Court for Nevada. This case is now settled and dismissed.

In August 2004, we sued Paltronics, Inc. for patent infringement in the United States District Court for the District of Nevada. In November 2005, we elected to no longer pursue the lawsuit, and on June 1, 2006, the Court dismissed the case with prejudice. Paltronic’s request for attorneys fees was denied by the Court. The Court affirmed the Clerk’s taxation costs of $331.35 and rejected Paltronics’ request for costs in excess of $20,000.

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

We have marked with an asterisk those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

See “Item 1. Legal Proceedings” in Part II of this Quarterly Report and “Item 3. Legal Proceedings” in our Annual Report on Form 10-K filed with the SEC on March 23, 2007 for a description of various legal proceedings in which we are involved.

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

Under the terms of our current arrangements with gaming operators, our installed base of games may be replaced by competing products under certain circumstances, thus ending the recurring revenue stream or arrangement with such operator. Such replacement may result from competition, changes in economic conditions, technological requirements, obsolescence or declining popularity. For example, from June 30, 2005 to March 31, 2007, our installed base of slot games under periodic fee arrangements decreased 87% from 1,024 to 134. During 2005, we commenced the process of repositioning our existing slot platform, which includes a focus on developing content through third-party developers. Our goal is to transition from the prior model to slot games delivered in a central server-based environment.

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

The distribution of gaming products and conduct of gaming operations are extensively regulated by various domestic and foreign gaming authorities. Although the laws of different jurisdictions vary in their technical requirements and are amended from time-to-time, virtually all jurisdictions in which we operate require registrations, licenses, findings of suitability, permits and other approvals, as well as documentation of qualifications, including evidence of the integrity, financial stability and responsibility of our officers, directors, major stockholders and key personnel. If we fail to comply with the laws and regulations to which we are subject, the applicable domestic or foreign gaming authority may impose significant penalties and restrictions on our operations, resulting in a material adverse effect on our revenues and future business. See our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of the regulations that apply to our business.

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

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, the United Kingdom and Australia accounted for approximately 57% of our consolidated revenue for the quarter ended March 31, 2007. We expect the percentage of our international sales to continue to increase during the remainder of 2007. Accordingly, our future results could be harmed by a variety of factors, including:

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

On March 31, 2007, our total outstanding debt was approximately $63.2 million. On August 4, 2006, we entered into a $22.5 million, three-year revolving credit facility to replace the existing $10 million facility we entered into in April 2006. Outstanding principal under the facility will bear interest at a reference rate of interest plus an applicable margin (currently 11.75%) or a LIBOR rate plus an applicable margin. We may incur additional debt in the future. Substantial debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on our value as follows:

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

Our performance will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Many of these factors are beyond our control. Our current annual debt service requirements are approximately $7.5 million.

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

The market price for our common stock could decline as a result of sales by existing stockholders of large numbers of shares of our common stock or the perception that such sales may occur. Such sales of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate. Of the approximately 34.8 million shares that are outstanding as of March 31, 2007, approximately 34 million shares generally are freely tradable in the public market.

Additionally, as of March 31, 2007, there were outstanding options, restricted share grants, and warrants to purchase an aggregate of approximately 5.7 million of our shares and we may grant options to purchase up to approximately 0.7 million additional shares under our stock option plans. Shares issued on exercise of those instruments would be freely tradable in the public market, except for any that might be acquired by our officers or directors.

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

Item 5.	Other Information

On March 20, 2007, the Company entered into Amendment Number One to Financing Agreement and Waiver (the “Amendment”) by and among the Company, the Lenders party thereto, Ableco Finance LLC, a Delaware limited liability company (“Ableco”), as Collateral Agent, and Ableco, as Administrative Agent. The Amendment amends certain portions of that certain Amended and Restated Financing Agreement (the “Financing Agreement”), dated as of August 4, 2006, by and among the Company, the subsidiaries of the Company thereto, the Lenders from time to time party thereto, Ableco, as Collateral Agent, and Ableco, as Administrative Agent. Pursuant to the Amendment, Ableco agreed to waive certain events of default under the Financing Agreement related to various financial metrics and ratios for certain periods ended December 31, 2006 and a delivery requirement for certain collateral described in the Amendment. In consideration for the waiver, the Company agreed to pay Ableco a fee of $225,000 and further agreed to an increase in the interest rates charged on the Company’s indebtedness under the Financing Agreement. A copy of the Amendment is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6.	Exhibits.

Exhibit	Document Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.2	Amendment to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on March 28, 2006.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.4	Certificate of Designation, Rights, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company, incorporated by reference to Exhibit A of Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000.

4.1	Specimen Certificate of common stock of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-69076).

4.2	Rights Agreement, dated June 14, 1999, by and between the Company and U.S. Stock Transfer Corporation, as the Rights Agent, incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed on August 2, 2000.

4.3	Form of Warrant, dated October 22, 2003, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 9, 2004.

4.4	Warrant Agreement, dated August 22, 2001, by and among the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.5	Indenture, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors, incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.6	Guarantee, dated August 22, 2001, by and among the Guarantors named therein, incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.7	Pledge and Security Agreement, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors named therein, incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.8	Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated August 22, 2001, by and among the Company, Stewart Title of Nevada and Firstar Bank, N.A., incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.9	Trademark Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.10	Patent Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.11	Copyright Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

10.1	Amendment Number One to Financing Agreement and Waiver, dated as of March 20, 2007, by and among the Company, the Lenders party thereto, Ableco Finance LLC, as Collateral Agent, and Ableco Finance LLC, as Administrative Agent.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION, Registrant

By:	/s/ HEATHER A. ROLLO
Heather A. Rollo Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the Registrant and as principal financial officer) May 14, 2007