Form 10-Q
period 2007-06-30
PROGRESSIVE GAMING INTERNATIONAL CORP
filed 2007-08-09
CIK 912241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

34,913,114	as of	August 6, 2007
(Amount Outstanding)		(Date)

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,253	$7,183
Accounts receivable, net of allowance for doubtful accounts of $963 and $943	12,419	17,818
Contract sales receivable, net of allowance for doubtful accounts of $1,529 and $1,529	6,090	6,407
Inventories, net of reserves of $647 and $1,040	6,756	11,486
Prepaid expenses	2,841	4,447
Current assets of discontinued operations	1,558	—

Total current assets	33,917	47,341

Contract sales and notes receivable, net	45	164
Property and equipment, net	4,122	5,456
Intangible assets, net	28,065	58,885
Goodwill	43,592	58,014
Deferred tax asset	6,346	—
Other assets	13,572	16,326
Noncurrent assets of discontinued operations	20,892	—

Total assets	$150,551	$186,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$9,449	$11,047
Customer deposits	2,208	2,113
Current portion of long-term debt and other liabilities	3,030	128
Accrued liabilities	8,839	10,038
Deferred revenues and license fees	3,648	4,332
Current liabilities of discontinued operations	1,914	—

Total current liabilities	29,088	27,658

Long-term debt and notes payable, net of unamortized discount of $400 and $585	65,435	62,051
Other long-term liabilities	4,035	694
Noncurrent liabilities of discontinued operations	7,413	—
Deferred tax liability	-—	11,856

Total liabilities	105,971	102,259

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized and 34,908,409 and 34,774,154 shares issued and outstanding	3,491	3,477
Additional paid-in capital	231,682	229,048
Other comprehensive income	4,626	3,601
Accumulated deficit	(193,472)	(150,510)

Subtotal	46,327	85,616
Less treasury stock, 302,278 and 293,692 shares, at cost	(1,747)	(1,689)

Total stockholders’ equity	44,580	83,927

Total liabilities and stockholders’ equity	$150,551	$186,186

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2007	2006	2007	2006
Revenues	$18,841	$11,884	$33,550	$26,005

Cost of revenues	7,989	7,778	15,651	13,916

Gross profit	10,852	4,106	17,899	12,089

Selling, general and administrative expense	7,606	11,298	15,162	21,720
Research and development	2,495	2,739	5,009	5,384
Depreciation and amortization	1,834	1,691	3,539	3,316

Total operating expenses	11,935	15,728	23,710	30,420

Operating loss	(1,083)	(11,622)	(5,811)	(18,331)
Interest expense, net	(3,831)	(1,971)	(6,547)	(3,504)

Loss from continuing operations before income tax benefit	(4,914)	(13,593)	(12,358)	(21,835)
Income tax benefit	—	—	—	—

Loss from continuing operations	(4,914)	(13,593)	(12,358)	(21,835)
Loss from discontinued operations, net of tax of $11.2 million	(29,313)	(766)	(30,604)	(1,373)

Net loss	$(34,227)	$(14,359)	$(42,962)	$(23,208)

Weighted average common shares:
Basic and diluted	34,847	34,439	34,810	34,413

Loss per share:
Basic and diluted loss per share
Loss from continuing operations	$(0.14)	$(0.40)	$(0.36)	$(0.63)
Loss from discontinued operations	(0.84)	(0.02)	(0.87)	(0.04)

Net loss	$(0.98)	$(0.42)	$(1.23)	$(0.67)

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2007	2006	2007	2006
Net loss	$(34,227)	$(14,359)	$(42,962)	$(23,208)
Other comprehensive income net of tax:
Foreign currency translation gain	828	1,380	1,025	1,606

Comprehensive loss	$(33,399)	$(12,979)	$(41,937)	$(21,602)

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Amounts in thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(42,962)	$(23,208)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations	30,604	1,373
Depreciation	591	444
Amortization	2,948	2,872
Provision for bad debts	20	124
Provision for obsolete and excess inventory	37	867
Amortization of debt discount and debt issue costs	1,159	693
Net loss on disposition of property and equipment	—	14
Stock-based compensation	1,743	4,560
Foreign currency transaction loss	—	125

Changes in assets and liabilities:
Accounts receivable	4,945	1,425
Contract sales and notes receivable	287	3,507
Inventories	(151)	320
Prepaid expenses and other assets	910	2,046
Trade accounts payable	(1,269)	(801)
Accrued expenses and other current liabilities	(4,811)	1,098
Customer deposits, deferred revenue and other liabilities	(59)	(2,006)

Net cash provided by (used in) continuing operating activities	(6,008)	(6,547)
Net cash provided by discontinued operating activities	304	(939)

Net cash used in operating activities	(5,704)	(7,486)

Cash flows from investing activities:
Purchase of property and equipment	(409)	(470)
Purchase of minority investments	—	(6,000)
Purchases of business operations, net of cash acquired	—	(614)
Proceeds from sales of property and equipment	9	1
Increase in intangible assets	(517)	(638)

Net cash used in continuing investing activities	(917)	(7,721)
Net cash used in discontinued investing activities	(142)	(1,065)

Net cash used in investing activities	(1,059)	(8,786)

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	(114)	—
Principal payments on capital leases	(3)	(7)
Proceeds from long-term debt and notes payable	3,200	10,000
Residual costs of equity offering	—	(155)
Debt issuance costs	—	(1,064)
Purchase of treasury stock	(58)	(216)
Proceeds from issuance of common stock	776	839

Net cash provided by continuing financing activities	3,801	9,397

Effect of exchange rate changes on cash and cash equivalents	32	(290)
Decrease in cash and cash equivalents	(2,930)	(7,165)
Cash and cash equivalents, beginning of period	7,183	14,081

Cash and cash equivalents, end of period	$4,253	$6,916

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months Ended June 30,
(Amounts in thousands)	2007	2006
Supplemental disclosure of cash flows information:
Cash paid for interest	$3,303	$2,790

Cash paid for state and federal taxes	$14	$44

Intellectual property acquired through financing	$6,716	$—

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts disclosed in the accompanying footnote tables are shown in thousands while amounts included in text are disclosed in actual amounts.

1. GENERAL

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at June 30, 2007, and the results of its operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

2. DISCONTINUED OPERATIONS

On March 6, 2007, the Company announced its intent to dispose of its table games division, which consists of casino table games with proprietary intellectual property, including patents, trademarks, copyrights, etc. that have been developed, acquired or licensed from third parties. On July 11, 2007, the Company entered into a non-binding letter of intent (“LOI”) to sell the table games division to Shuffle Master, Inc. (“SMI”). The sale of the table games division to SMI is contingent on customary closing procedures and is expected to close on or before August 31, 2007.

During June 2007, the Company entered into two arrangements to sell its remaining slot route and slot inventory to Reel Games, Inc.

The Company expects the disposals to be completed within one year, and the Company expects to have no continuing involvement after completion of the disposal transactions. Continuing direct cash flows from the slot and table businesses are expected to cease within one year.

As a result of the proposed table game division sale and the slot route and inventory sales, the Company recorded a total charge, net of tax, of $29.3 million in the second quarter of 2007 which comprises impairment charges associated with the adjustment of the carrying values of the assets involved in the sales, including $25 million related to goodwill and intangible assets, and the loss from the table and slot operations of $0.7 million,. Revenues for the table games division and slot route were $1.8 million and $3.9 million, and $3.4 million and $6.2 million, for the three and six months ended June 30, 2007 and 2006, respectively. Those revenues, which previously were included in the slot and table games segment revenues, are classified as discontinued operations in the accompanying Consolidated Statements of Operations and prior period amounts have been reclassified, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Interest expense was not allocated to the slot and table businesses, and therefore, all of the Company’s interest expense is included within continuing operations.

The assets and liabilities associated with discontinued operations are presented in separate line items in the Consolidated Balance Sheets. The components of the assets and liabilities of discontinued operations at June 30, 2007 are presented below, along with comparable carrying values of the assets and liabilities at December 31, 2006.

(Amounts in thousands)	June 30, 2007	December 31, 2006
	(Unaudited)	(Unaudited)
Current assets of discontinued operations	1,558	2,428
Noncurrent assets of discontinued operations:
Intangible assets	20,506	32,721
Goodwill	—	12,762
Property and equipment	386	616

	20,892	46,099
Current liabilities of discontinued operations	1,914	805
Noncurrent liabilities of discontinued operations	7,413	11,190

Net assets of discontinued operations	$13,123	$36,532

The components of the loss from discontinued operations (unaudited) are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2007	2006	2007	2006
Loss from discontinued operations before income tax benefit	$(692)	$(766)	$(1,983)	$(1,373)
Income tax benefit	—	—	—	—
Loss on disposal	(39,811)	—	(39,811)	—
Income tax benefit on disposal	11,190	—	11,190	—

Loss from discontinued operations	$(29,313)	$(766)	$(30,604)	$(1,373)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and temporary investments with financial institutions. At June 30, 2007, the Company had deposits with financial institutions in excess of FDIC insured limits by $4.2 million.

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

Discontinued Operations. In determining whether a group of assets disposed (or to be disposed of) should be presented as a discontinued operation, the Company makes a determination of whether the group of assets being disposed of comprises a component of the entity; that is, it has historic operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). The Company also determines whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements.

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

        Generally accepted accounting principles require that liabilities for contingencies be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict. For contingencies where an unfavorable outcome is reasonably possible and which are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss.

Foreign Currency Translation. The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation”. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive loss.

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

Revenue Recognition. The Company recognizes revenue depending on the line of business as described below. As documentation for a transaction commitment, the Company requires a properly authorized writing from the customer specifying transaction terms and conditions, including: a contract signed by the customer or an approved customer purchase order or another approved form. The Company may require additional documentation to support revenue recognition including receipt of shipment, a signed customer installation ticket or a signed customer acceptance ticket as more fully described below:

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

Systems. The Company’s systems segment offers a suite of products that when combined, supports every facet of a gaming operation, and consolidates the management of slot machines, table games, server-based gaming, account wagering, marketing and cage into one fully integrated system. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with Statement of Position 97- 2, “Software Revenue Recognition” (“SOP 97-2”). System sales are evidenced by a signed contract. Follow-up spare parts and hardware-only sales are evidenced by a purchase order or other approved form. Revenue for system sales is generally recognized when: (i) there is an arrangement with a fixed determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered, installed, training has been completed and acceptance has occurred.

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

Equity Instruments Issued to Outside Parties. The Company’s accounting policy for equity instruments issued to outside parties in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The number of uncancelled options issued to consultants at June 30, 2007, was 55,000, with a range of exercise prices from $ 4.38 to $ 7.06 per share, and an unamortized fair value of less than $ 0.1 million.

During 2006, the Company issued warrants to Ableco Holding LLC representing a portion of the debt issue costs related to the Company’s long-term debt arrangements. Upon issuance, the fair value of these warrants was recorded as a prepaid loan fee, and is being recognized as a charge to the statement of operations on the straight-line method over the term of the debt facility. At June 30, 2007, the number of shares issuable under uncancelled warrants held by Ableco Holding LLC was 350,000, with a weighted average exercise price for the warrants is $7.87, and a term of seven years.

From 1998 to 2000, the Company licensed rights to intellectual property, including rights to develop and market gaming devices and associated equipment under certain Ripley and Hasbro trademarks, in exchange for warrants to purchase shares of the Company’s common stock. During 2006, the Company licensed certain intellectual property rights from Harrah’s in exchange for 325,000 warrants to purchase shares of the Company’s common stock at an exercise price of $7.50 per share. At June 30, 2007, the number of uncancelled warrants issued in exchange for license agreements was 360,000, with a weighted average exercise price of $7.43 per share.

Software Development Capitalization. The Company capitalizes external direct costs related to the development of certain software products that meet the criteria under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”.

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

The Company adopted Fin 48 on January 1, 2007. On adoption, the Company had $62.8 million in total unrecognized tax benefits, with a valuation allowance of $56.7 million. The cumulative effect of adopting FIN 48 has resulted in a decrease of $1 million to the Company’s non current deferred tax asset with a corresponding reduction in the valuation allowance related to the deferred tax asset. The Company does not anticipate any significant changes to the amount of unrecognized tax benefits in the next 12 months. The Company’s policy is to accrue interest and or penalties related to potential underpayments of income taxes within the provision for income taxes.

The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Tax years 2003 to 2006 remain subject to U.S. federal income tax and various state and local tax jurisdictions remain open to examination as well, although Management believes that any potential assessments would be immaterial. The Company’s international subsidiaries are subject to the governing tax authority of each location and are subject to various years of examination. There are no ongoing examinations of income tax returns by federal, state or international tax authorities.

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

4. Receivables

Accounts receivable at June 30, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	June 30, 2007	December 31, 2006
	(Unaudited)
Trade accounts	$12,917	$15,531
Other	465	3,230

Subtotal	13.382	18,761
Less: allowance for doubtful accounts	(963)	(943)

Net	$12,419	$17,818

Contract sales and notes receivable at June 30, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	June 30, 2007	December 31, 2006
	(Unaudited)
Contract sales and notes receivable	$7,664	$8,100
Less: allowance for doubtful accounts	(1,529)	(1,529)

Net	$6,135	$6,571

Current portion	$6,090	$6,407

At June 30, 2007, $0.3 million of accounts receivable was reclassified to current assets of discontinued operations in the accompanying Consolidated Balance Sheets.

5. INVENTORIES

Inventories at June 30, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	June 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$4,977	$7,752
Finished goods	2,367	4,759
Work in progress	59	15

Subtotal	7,403	12,526
Less: reserve for obsolete inventory	(647)	(1,040)

Net	$6,756	$11,486

At June 30, 2007, $1.6 million of inventory was reclassified to current assets of discontinued operations in the accompanying Consolidated Balance Sheets.

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

The net carrying value of goodwill and other intangible assets at June 30, 2007 is comprised of the following (unaudited):

(Amounts in thousands)
Goodwill	$43,592
Definite life intangible assets (detail below)	28,065

Total	$71,657

The net carrying value of goodwill ($43.6 million) as of June 30, 2007, is included in the geographic operations of North America ($14.7 million), Europe ($26 million), and Australia / Asia ($2.9 million).

Definite life intangible assets as of June 30, 2007, subject to amortization, are comprised of the following:

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patent and trademark rights	$13,888	$(11,106)	$2,782
Software development costs	572	(79)	493
Licensed technology	10,570	(1,363)	9,207
Core technology and other proprietary rights	22,911	(7,328)	15,583

Total	$47,941	$(19,876)	$28,065

Amortization expense for definite life intangible assets of $1.6 million and $3.1 million compared to $1.6 million and $3.1 million was included in loss from continuing operations for the three and six months ended June 30, 2007 and 2006, respectively. Amortization expense for definite life intangible assets of $0.4 million and $0.6 million compared to $0.4 million and $0.8 million was included in loss from discontinued operations for the three and six months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, intangible assets totaling $20.5 million associated with the slot and table games operations were reclassified to Noncurrent assets of discontinued operations in the accompanying Consolidated Balance Sheets.

6. OTHER ASSETS

Other assets at June 30, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	June 30, 2007	December 31, 2006
	(Unaudited)
Deposits	$251	$477
Debt issue costs	2,030	2,618
Minority investments	6,038	6,038
Royalties	1,600	3,491
Deferred stock warrants	2,836	3,376
Other	817	326

Total	$13,572	$16,326

7. ACCRUED LIABILITIES

Accrued liabilities at June 30, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	June 30, 2007	December 31, 2006
	(Unaudited)
Payroll and related costs	$3,215	$3,519
Interest	2,771	1,341
Royalties	444	374
Restructuring and severance expense	329	512
Legal and tax	1,020	4,110
Other	1,060	182

Total	$8,839	$10,038

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

The senior credit facility contains, among other covenants, certain financial covenants including adjusted pro forma EBITDA, interest coverage ratio, minimum cash balance requirements, and leverage ratios (as defined in the agreement). The agreement also contains certain restrictions on additional indebtedness and the ability to issue dividends.

The indentures governing the senior secured notes contain certain negative covenants including, among other provisions, a limitation on indebtedness and the ability to issue dividends.

On July 16, 2007, the Company entered into a Waiver Letter and Amendment (the “Amendment”) related to its $22.5 million senior credit facility that waived certain covenants and provided preliminary consent for the proposed sale of the table games division. After giving effect to the waiver, the Company remains in compliance with all debt covenants.

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

In June 2005, the Company entered into a Memorandum of Understanding (“MOU”) with International Game Technology (“IGT”) to sell, market, distribute and integrate a table management system. In connection with the MOU, IGT incurred certain costs related to the purchase of intellectual property and the related maintenance and defense to be used in the joint product development. In accordance with the MOU, IGT would recover a portion of these costs through the joint product development. In September 2006, the Company and IGT entered into a Sales, Marketing, Distribution and Product Integration Agreement to further clarify the terms of the MOU. Among other clarifications, the parties agreed that the Company would make payments to IGT of $7.3 million over a three-year period, with no interest, commencing in the first quarter of 2007. The present value of these payments is classified as an intangible asset and corresponding long term obligation in the accompanying balance sheet at June 30, 2007.

The legal proceedings described in Item 3 of the Company’s annual report Form 10-K for the year ended December 31, 2006, including the litigation involving Derek Webb, should be read in conjunction with this disclosure. No material developments related to these various litigation matters have occurred, except as disclosed herein.

The Company received a complaint from Olaf Vancura, a former employee, on July 18, 2005, alleging various claims associated with allegations of breach of employment agreement. A claim for the return of patents assigned to the Company has also been made. Under our agreement with Mr. Vancura, the matter was required to be handled through binding arbitration. The parties have settled the matter and it has been dismissed. The terms of the settlement agreement call for, among other items, a complete release of all actions between the parties to any claims, and for PGIC to provide to Mr. Vancura, at PGIC’s discretion, payment in the amount of $435,000, or payment of $285,000 and issuance of 40,000 restricted shares. Additionally, the parties agreed to settle all outstanding royalty and patent license matters.

The Company is also involved in other legal matters, litigation and claims of various types in the ordinary course of its business operations, including matters involving bankruptcies of debtors, collection efforts, disputes with former employees and other matters.

10. LOSS PER SHARE

The following table provides a reconciliation of basic and diluted loss per share:

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended June 30, 2007:
Loss from continuing operations	$(4,914)	$(4,914)
Loss from discontinued operations	(29,313)	(29,313)

Net loss	$(34,227)	$(34,227)

Weighted average common shares	34,847	34,847
Per share amount
Loss from continuing operations	$(0.14)	$(0.14)
Loss from discontinued operations	(0.84)	(0.84)

Net loss	$(0.98)	$(0.98)

For the three months ended June 30, 2006:
Loss from continuing operations	$(13,593)	$(13,593)
Loss from discontinued operations	(766)	(766)

Net loss	$(14,359)	$(14,359)

Weighted average common shares	34,439	34,439
Per share amount
Loss from continuing operations	$(0.40)	$(0.40)
Loss from discontinued operations	(0.02)	(0.02)

Net loss	$(0.42)	$(0.42)

For the six months ended June 30, 2007:
Loss from continuing operations	$(12,358)	$(12,358)
Loss from discontinued operations	(30,604)	(30,604)

Net loss	$(42,962)	$(42,962)

Weighted average common shares	34,810	34,810
Per share amount
Loss from continuing operations	$(0.36)	$(0.36)
Loss from discontinued operations	(0.87)	(0.87)

Net loss	$(1.23)	$(1.23)

For the six months ended June 30, 2006:
Loss from continuing operations	$(21,835)	$(21,835)
Loss from discontinued operations	(1,373)	(1,373)

Net loss	$(23,208)	$(23,208)

Weighted average common shares	34,413	34,413
Per share amount
Loss from continuing operations	$(0.63)	$(0.63)
Loss from discontinued operations	(0.04)	(0.04)

Net loss	$(0.67)	$(0.67)

Dilutive stock options and warrants of 0.1 million and 0.4 million for the three and six months ended June 30, 2007, and 1.2 million and 1.0 million for the three and six months ended June 30, 2006, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

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

Both parties entered into a three year Manufacturer’s Supply Agreement at the close of the transaction, whereby MSG would purchase electronics from the Company at its standard OEM pricing. For the six months ended June 30, 2007, MSG purchased $0.1 million in electronic displays and related products from the Company. In addition, under the Manufacturer’s Supply Agreement, MSG provided the Company assembly, testing, shipping and warehousing services at MSG’s warehouse at hours worked plus any overhead associated with providing these services, multiplied by 110%. On January 3, 2006, the Company terminated this portion of the agreement and is currently using a third party contract manufacturer in Las Vegas, Nevada to provide these same services.

From time to time, the Company purchases signage and sign related products from MSG in conjunction with its progressive jackpot systems. During the six months ended June 30, 2007, the Company purchased $0.1 million from MSG.

In 2005, the Company entered into a worldwide exclusive license with Magellan Technology Pty Limited (“Magellan”). The Company licensed, on an exclusive basis, Magellan’s rights to its RFID reader, tag and related intellectual property for any gaming applications for $3.1 million. The Company also completed the purchase of a minority interest in Magellan in 2006. In connection with the Company’s exclusive global master license to use Magellan’s RFID technology in gaming worldwide, the Company purchased $0.1 million of inventory from Magellan during the six months ended June 30, 2007.

12. SEGMENT REPORTING

The Company’s business historically consisted of two reportable segments: (i) slot and table games, and (ii) systems. The slot and table games business segment, which has been reclassified to discontinued operations as of June 30, 2007, included the development, licensing and distribution of proprietary slot and table games. Revenues were derived from leases, revenue sharing arrangements, royalty and license fee arrangements with casinos and gaming suppliers. The Company’s systems segment offers a suite of products that when combined, supports every facet of a gaming operation, and consolidates the management of slot machines, table games, server-based gaming, account wagering, marketing and cage into one fully integrated system.

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

As a result of the reclassification of the slot and table games segment to discontinued operations, as of June 30, 2007 the Company will no longer report segment information based upon lines of business.

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and six months ended June 30, 2007 and 2006 consists of:

(Amounts in thousands) Geographic Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
North America	$11,449	$9,319	$21,360	$19,154
Australia / Asia	2,922	322	4,945	1,956
Europe	4,470	2,243	7,245	4,895

Total	$18,841	$11,884	$33,550	$26,005

Operating income (loss):
North America	$(1,134)	$(9,892)	$(5,692)	$(15,934)
Australia / Asia	(313)	(559)	110	(140)
Europe	364	(1,171)	(229)	(2,257)

Total	$(1,083)	$(11,622)	$(5,811)	$(18,331)

Depreciation and amortization:
North America	$1,187	$1,112	$2,237	$2,113
Australia / Asia	39	39	76	78
Europe	608	540	1,226	1,125

Total	$1,834	$1,691	$3,539	$3,316

13. GUARANTOR FINANCIAL STATEMENTS

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2007 (Unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,738	$—	$1,515	$—	$4,253
Accounts receivable, net	8,049	20	4,350	—	12,419
Contracts receivable, net	5,359	—	731	—	6,090
Prepaid expenses	2,051	—	790	—	2,841
Inventories, net	5,067	—	1,689	—	6,756
Current assets of discontinued operations	1,371	—	187	—	1,558

Total current assets	24,635	20	9,262	—	33,917
Contract sales and notes receivable, net	45	—	—	—	45
Property and equipment, net	3,413	131	578	—	4,122
Intangible assets, net	12,400	6,832	8,833	—	28,065
Goodwill	—	14,722	28,870	—	43,592
Deferred tax asset	10,049	—	—	(3,703)	6,346
Investments in and loans to subsidiaries	54,102	—	—	(48,065)	6,037
Other assets	7,535	—	—	—	7,535
Noncurrent assets of discontinued operations	12,501	7,952	439	—	20,892

Total assets	$124,680	$29,657	$47,982	$(51,768)	$150,551

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$22,541	$1	$4,632	$—	$27,174
Current liabilities of discontinued operations	1,914	—	—	—	1,914
Intercompany transactions	(20,969)	(10,171)	31,140	—	—

Total current liabilities	3,486	(10,170)	35,772	—	29,088
Long-term debt, net	65,435	—	—	—	65,435
Other liabilities, long term	3,766	—	269	—	4,035
Noncurrent liabilities of discontinued operations	7,413	—	—	—	7,413
Deferred tax liability	—	—	3,703	(3,703)	—
Stockholders’ equity (deficit)	44,580	39,827	8,238	(48,065)	44,580

Total liabilities and stockholders’ equity (deficit)	$124,680	$29,657	$47,982	$(51,768)	$150,551

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,236	$—	$2,947	$—	$7,183
Accounts receivable, net	13,398	101	4,319	—	17,818
Contracts receivable, net	4	5,505	898	—	6,407
Inventories, net	9,550	—	1,936	—	11,486
Other current assets	4,032	—	415	—	4,447

Total current assets	31,220	5,606	10,515	—	47,341
Contract sales and notes receivable, net	—	164	—	—	164
Property and equipment, net	4,560	131	765	—	5,456
Goodwill and intangible assets, net	40,916	37,696	38,287	—	116,899
Investments in and loans to subsidiaries	61,182	—	—	(55,145)	6,037
Other assets	10,233	53	3	—	10,289

Total assets	$148,111	$43,650	$49,570	$(55,145)	$186,186

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$23,136	$73	$4,449	$—	$27,658
Intercompany transactions	(29,860)	(3,595)	33,455	—	—

Total current liabilities	(6,724)	(3,522)	37,904	—	27,658
Long-term debt, net	62,051	—	—	—	62,051
Other liabilities, long term	621	—	73	—	694
Deferred tax liability	8,236	—	3,620	—	11,856
Stockholders’ equity (deficit)	83,927	47,172	7,973	(55,145)	83,927

Total liabilities and stockholders’ equity (deficit)	$148,111	$43,650	$49,570	$(55,145)	$186,186

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2007
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$14,159	$—	7,392	$(2,710)	$18,841
Cost of sales	6,775	—	3,924	(2,710)	7,989
Other operating expenses	8,518	—	3,417	—	11,935

Operating income (loss)	(1,134)	—	51	—	(1,083)
Equity in loss of subsidiaries	(255)	—	—	255	—
Interest expense, net	(3,525)	—	(306)	—	(3,831)

Loss from continuing operations before income tax benefit	(4,914)	—	(255)	255	(4,914)
Income tax benefit	—	—	—	—	—

Loss from continuing operations	(4,914)	—	(255)	255	(4,914)
Income (loss) from discontinued operations, net of taxes	(29,313)	(7,588)	62	7,526	(29,313)

Net loss	$(34,227)	$(7,588)	$(193)	$7,781	$(34,227)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
	Three Months Ended June 30, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$9,063	$256	$2,565	$—	$11,884
Cost of sales	5,845	723	1,210	—	7,778
Other operating expenses	12,216	427	3,085	—	15,728

Operating loss	(8,998)	(894)	(1,730)	—	(11,622)
Equity in loss of subsidiaries	(2,958)	—	—	2,958	—
Interest expense, net	(1,637)	(79)	(255)	—	(1,971)

Loss from continuing operations before income tax benefit	(13,593)	(973)	(1,985)	2,958	(13,593)
Income tax benefit	—	—	—	—	—

Loss from continuing operations	(13,593)	(973)	(1,985)	2,958	(13,593)
Loss from discontinued operations, net of taxes	(766)	(503)	(487)	990	(766)

Net loss	$(14,359)	$(1,476)	$(2,472)	$3,948	$(14,359)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2007
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$20,789	$3,281	$12,190	$(2,710)	$33,550
Cost of sales	9,153	3,316	5,892	(2,710)	15,651
Other operating expenses	17,008	285	6,417	—	23,710

Operating loss	(5,372)	(320)	(119)	—	(5,811)
Equity in loss of subsidiaries	(1,035)	—	—	1,035	—
Interest expense, net	(5,951)	—	(596)	—	(6,547)

Loss from continuing operations before income tax benefit	(12,358)	(320)	(715)	1,035	(12,358)
Income tax benefit	—	—	—	—	—

Loss from continuing operations	(12,358)	(320)	(715)	1,035	(12,358)
Loss from discontinued operations, net of taxes	(30,604)	(7,708)	(268)	7,976	(30,604)

Net loss	$(42,962)	$(8,028)	$(983)	$9,011	$(42,962)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
	Six Months Ended June 30, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$18,016	$1,138	$6,851	$—	$26,005
Cost of sales	7,861	3,008	3,047	—	13,916
Other operating expenses	23,250	969	6,201	—	30,420

Operating loss	(13,095)	(2,839)	(2,397)	—	(18,331)
Equity in loss of subsidiaries	(5,762)	—	—	5,762	—
Interest expense, net	(2,978)	—	(526)	—	(3,504)

Loss from continuing operations before income tax benefit	(21,835)	(2,839)	(2,923)	5,762	(21,835)
Income tax benefit	—	—	—	—	—

Loss from continuing operations	(21,835)	(2,839)	(2,923)	5,762	(21,835)
Income (loss) from discontinued operations, net of taxes	(1,373)	(268)	963	(695)	(1,373)

Net loss	$(23,208)	$(3,107)	$(1,960)	$5,067	$(23,208)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Six Months Ended June 30, 2007 (Unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(4,252)	$332	$(2,088)	$—	$(6,008)
Net cash provided by (used in) discontinued operating activities	(133)	(332)	769	—	304

Net cash used in operating activities	(4,385)	—	(1,319)	—	(5,704)

Cash flows from investing activities:
Purchase of property and equipment	(267)	—	(142)	—	(409)
Proceeds from sale of property and equipment	9	—	—	—	9
Increase in intangible assets	(517)	—	—	—	(517)

Net cash used in continuing investing activities	(775)	—	(142)	—	(917)
Net cash used in discontinued investing activities	(142)	—	—	—	(142)

Net cash used in investing activities	(917)	—	(142)	—	(1,059)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(114)	—	(3)	—	(117)
Proceeds from long-term debt and notes payable	3,200	—	—	—	3,200
Purchase of treasury stock	(58)	—	—	—	(58)
Proceeds from issuance of common stock	776	—	—	—	776

Net cash provided by (used in) financing activities	3,804	—	(3)	—	3,801

Effect of exchange rate changes on cash and cash equivalents	—	—	32	—	32
Decrease in cash and cash equivalents	(1,498)	—	(1,432)	—	(2,930)
Cash and cash equivalents, beginning of period	4,236	—	2,947	—	7,183

Cash and cash equivalents, end of period	$2,738	$—	$1,515	$—	$4,253

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Six Months Ended June 30, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(10,147)	$1,088	$2,512	$—	$(6,547)
Net cash provided by (used in) discontinued operating activities	(1,515)	(228)	804	—	(939)

Net cash provided by (used in) operating activities	(11,662)	860	3,316	—	(7,486)

Cash flows from investing activities:
Purchase of property and equipment	(363)	(5)	(102)	—	(470)
Purchase of minority investments	(6,000)	—	—	—	(6,000)
Purchase of business operations	—	—	(614)	—	(614)
Proceeds from sale of property and equipment	—	—	1	—	1
Increase in intangibles	(638)	—	—	—	(638)

Net cash used in continuing investing activities	(7,001)	(5)	(715)	—	(7,721)
Net cash used in discontinued investing activities	(327)	(738)	—	—	(1,065)

Net cash used in investing activities	(7,328)	(743)	(715)	—	(8,786)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	—	—	(7)	—	(7)
Residual costs of equity offering	(155)	—	—	—	(155)
Proceeds from long-term debt and notes payable	10,000	—	—	—	10,000
Debt issuance costs	(1,064)	—	—	—	(1,064)
Purchase of treasury stock	(216)	—	—	—	(216)
Proceeds from issuance of common stock	839	—	—	—	839

Net cash provided by (used in) financing activities	9,404	—	(7)	—	9,397

Effect of exchange rate changes on cash and cash equivalents	—	—	(290)	—	(290)
Increase (decrease) in cash and cash equivalents	(9,586)	117	2,304	—	(7,165)
Cash and cash equivalents, beginning of period	12,387	(117)	1,811	—	14,081

Cash and cash equivalents, end of period	$2,801	$—	$4,115	$—	$6,916

14. STOCK-BASED COMPENSATION

At June 30, 2007, the Company has stock-based employee and director compensation plans, which are described below. On January 1, 2006, PGIC adopted the fair value recognition provision of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

The cost charged against operating loss for the three and six months ended June 30, 2007 and 2006, respectively, for stock-based compensation was $0.9 million and $1.9 million compared to $2.1 million and $4.8 million, and no stock-based compensation cost was capitalized in inventory during those periods. The Company generally issues new shares to settle stock option exercises and vested stock awards.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007		2006
	Low	High	Low	High
Range of values:
Expected volatility	54.3%	68.0%	60.0%	60.0%
Expected dividends	—	—	—	—
Expected term (in years)	4.26	6.89	4.50	4.50
Risk free rate	4.47%	5.16%	4.68%	5.21%

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

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to the Company’s employees, directors and consultants. Options issued under the plan are generally granted with an exercise price equal to the fair market value on the date of grant, become exercisable at the rate of 1/48th per month, and have a term of seven years. Restricted stock awards granted under the plan typically vest at the rate of one-third per year on each of the first through third anniversaries of the date of grant. The 2005 Equity Incentive Plan, which was adopted during 2005, is intended as the successor to the Company’s Stock Option Plan, Employee Stock Incentive Plan, and New Hire Equity Inventive Plan (the “predecessor plans”). As of June 30, 2007, the aggregate number of shares of the Company’s common stock that may be issued under the 2005 Equity Incentive Plan is 2,786,956, subject to certain increases from time to time as set forth in that plan.

At June 30, 2007, the Company had outstanding restricted stock awards which were granted under the 2005 Equity Incentive Plan and the predecessor plans. Restricted stock awards granted under the 2005 Equity Incentive Plan typically vest ratably over a service period of three years, and compensation expense is based upon the grant date fair value, calculated as the quoted market price of the Company’s stock on the grant date times the number of shares expected to vest. Restricted stock awards granted under the predecessor plans generally vest ratably over a period of three years, subject to the achievement of target market prices for the Company’s stock, and have a term of ten years. Compensation cost for these awards is based upon the number of shares expected to vest, times the quoted market price of the Company’s stock on the accounting measurement date, which is typically the date on which both the service condition and target market price condition have been met.

A summary of activity under the 2005 Equity Incentive Plan and the predecessor plans as of June 30, 2007, and changes during the six months then ended is presented below:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Options:
Outstanding at December 31, 2006	2,539	$7.67
Granted	614	5.99
Exercised	(77)	5.80
Forfeited or expired	(229)	5.26

Outstanding at June 30, 2007	2,847	$7.28	5.9	$1,611

Exercisable at June 30, 2007	1,446	$7.02	5.0	$958

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2006	344	$9.10
Granted	30	8.14
Vested	(11)	9.30
Forfeited or cancelled	(31)	10.74

Outstanding at June 30, 2007	332	$8.99

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

A summary of option activity under the Director Stock Option Plan as of June 30, 2007, and changes during the six months then ended is presented below:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	452	$7.06
Granted	75	5.52
Exercised	(10)	4.38
Forfeited or expired	(10)	4.38

Outstanding at June 30, 2007	507	$6.94	6.8	$323

Exercisable at June 30, 2007	328	$6.61	5.2	$263

Additional Share-Based Compensation Information

	Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2007	2006
2005 Equity Incentive Plan and predecessor plans:
Weighted average grant date fair value per share of options granted during the period	$3.27	$4.12
Total fair value of options that vested during the period	1,585	1,789
Total intrinsic value of options exercised during the period	132	281

Director Stock Option Plan:
Weighted average grant date fair value per share of options granted during the period	$4.39	$4.54
Total fair value of options that vested during the period	243	210
Total intrinsic value of options exercised during the period	47	—

Cash received during the six months ended June 30, 2007 and 2006 from option exercises under all share-based payment arrangements was $0.5 million and $0.4 million, respectively.

The total unrecognized compensation cost related to nonvested options and restricted stock awards under all share-based compensation plans at June 30, 2007 was $7.7 million. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Warrants Issued to Vendors

Along with the stock option plans discussed above, the Company may from time to time grant stock warrants to various licensors as well as other individuals with whom the Company does business. From 1998 to 2000, the Company entered into various licensing agreements with Hasbro, Inc. and Hasbro International, Inc. (together, “Hasbro”) which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademark Clue ® . In exchange for these license agreements, the Company granted Hasbro warrants to purchase up to 125,000 shares of the Company’s common stock for each license at an average exercise price of $6.13 per share. At June 30, 2007, none of these warrants remain outstanding.

From 1998 to 2000, the Company entered into a licensing agreement with Ripley Entertainment which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademark for Ripley’s Believe It ® or Not! ®, in exchange for which the Company granted Ripley’s Entertainment a warrant to purchase up to 35,000 shares of the Company’s common stock at an exercise price of $6.75 per share. This warrant remains outstanding and exercisable at June 30, 2007, and expires on December 31, 2009.

During 2006, the Company licensed certain intellectual property rights from Harrah’s License Company, LLC in exchange for 325,000 warrants to purchase shares of the Company’s common stock at an exercise price of $7.50 per share. These warrants were valued using the Black-Scholes-Merton option-pricing model using volatility of 60%, expected life of six years, risk free rate of 4.79%, and expected dividends of zero. These warrants remain outstanding and exercisable at June 30, 2007.

At June 30, 2007, the total number of uncancelled warrants issued in exchange for license agreements was 360,000, with a weighted average exercise price of $7.43 per share.

During 2006, the Company also issued stock purchase warrants for 350,000 shares of the Company’s common stock to Ableco Finance LLC in connection with financing arrangements. The weighted average exercise price for 275,000 of the shares covered under these warrants is $8.46 per share. The exercise price for 75,000 of the shares covered under these warrants was set at $5.74 on August 4, 2007, in accordance with the terms of the warrant agreement. The fair value of these warrants is classified in Other Assets in the accompanying balance sheet, and is being amortized to interest expense on the interest method.

No stock purchase warrants were issued during the three and six months ended June 30, 2007.

A summary of the status of the Company’s warrants issued to vendors at June 30, 2007 and changes during the six months then ended is presented in the table below:

(Amounts in thousands, except per share amounts)	Number of Shares	Wtd. Average Exercise Price
Warrants outstanding at December 31, 2006	898	$7.95	(1)
Granted	—	—
Exercised	—	—
Cancelled	(188)	8.23

Warrants outstanding at June 30, 2007	710	$7.65

Warrants exercisable at June 30, 2007	635	$7.87

(1)	The weighted average exercise price at December 31, 2006 excludes 75,000 warrants for which the exercise price was set on August 4, 2007 in accordance with the warrant agreement.

The costs charged to the statement of operations for the three and six months ended June 30, 2007 related to warrants issued to vendors were $0.3 million and $0.5 million, respectively.

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

Following is a summary of the status of these options and warrants at June 30, 2007 and changes during the six months then ended:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Options and warrants assumed:
Outstanding at December 31, 2006	427	$16.10
Granted	—	—
Exercised	—	—
Forfeited or expired	(125)	17.91

Outstanding and exercisable at June 30, 2007	302	$15.39	1.4	$—

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

General Information

Previously, we developed, acquired and distributed table and slot game content as well as software products to meet the needs of gaming operators worldwide. In 2004, we began repositioning our business to focus solely on technology and game content and completed a series of acquisitions and divestitures to reposition our Company. In the quarter ended June 30, 2007, we entered into an arrangement to divest our slot division, and we entered into a non-binding letter of intent to sell our table games division to Shuffle Master, Inc. Prior to June 30, 2007, the Company consisted of the following segments:

•

Table and Slot Games. Our table and slot games segment developed, acquired, licensed and distributed proprietary and non-proprietary branded and non-branded table and slot games. Our recurring slot and table revenues primarily consist of: (i) fixed periodic rental fees, (ii) periodic revenue share arrangements for a percentage of the “net win” (“net win” produced by a gaming device is defined as the gross revenue minus all jackpots, payouts and any approved claims) or (iii) periodic license fees for proprietary game content provided to third parties for use on their game hardware. Our non-recurring slot and table revenues primarily consist of (i) the sale of our game hardware, (ii) the perpetual license of our proprietary content, and (iii) license fees for the use of our game patents.

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

As a result of the sale of our slot business and the proposed sale of our table business, we have classified the slot and table games segment as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets—see Note 2 in the Notes to Consolidated Financial Statements.

With respect to our segments, we evaluate performance and allocate resources based upon profit or loss from operations before income taxes. The accounting policies of our reportable segments are the same as those described in the summary of critical accounting policies below.

Acquisitions / Divestitures

On March 5, 2007, we announced that we appointed Roth Capital Partners to provide advisory services in connection with a potential sale of our table games route and other related assets including the Caribbean Stud ® and Texas Hold’em Bonus ® table games, with full consideration of related agreements and partnerships tied to the felt and electronic table games (the “table games division”). On July 12, 2007, we executed a non-binding letter of intent with Shuffle Master, Inc. to purchase the table games division. The transaction is contingent on the negotiation and execution of definitive agreements and customary closing procedures and is expected to close during the third quarter of 2007. On June 30, 2007, we entered into an arrangement to sell our remaining slot route assets. As a result of these arrangements, the Company has classified the slot and table games segment as a discontinued operation in the accompanying financial statements.

Periodic License Revenues

Included in slot and table games and systems revenues are periodic license fees we receive for the license of intellectual property, software and content. Overall periodic license fees were $3.1 million and $9.0 million for the three and six months ended June 30, 2006. Beginning in the fourth quarter of 2006, we shifted our focus away from periodic license fees. As a result of this change, our periodic license fees declined to $0.8 million and $2.3 million for the three and six months ended June 30, 2007.

Amounts disclosed in the accompanying tables are shown in thousands except per share amounts, while amounts included in text are disclosed in actual amounts. All percentages reported are based on those rounded numbers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and 2006

Revenues and cost of revenues:

(in thousands)	2007	2006
Systems revenues and gross profit
Revenues	$18,841	$11,884
Cost of Revenues	7,989	7,778

Gross profit	$10,852	$4,106

Systems installation base
Slot Management	66,218	54,068
Table Management	3,426	1,954

Systems revenues and gross profit. Our systems revenues increased $7.0 million or 59% during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 as a result of Casinolink® Jackpot Systems™ (“CJS”) and Casinolink® Enterprise installations. CJS, which was introduced to the United States market in mid-2006, has experienced significant growth to nearly 6,000 units under management as of June 30, 2007. Historically, this product was approved in all United States jurisdictions except for Nevada. In July 2007, the Company announced that Nevada Gaming Control Board’s Technology Division has approved the CJS for a 60-day field trial at multiple properties in Las Vegas. The Company expects to commercialize CJS in Nevada at the end of 2007 and expects this jurisdiction to be a significant growth driver for this product during 2008.

Gross profit margins increased to 58% in the second quarter of 2007 compared to 34% in the second quarter of 2006. The improvement is due to higher software license and systems maintenance revenues in the 2007 quarter combined with better leverage of fixed service costs in the second quarter of 2007 compared to the second quarter of 2006.

Systems installed base. Our slot management installed base increased to 66,218 units as of June 30, 2007 from 54,068 units as of June 30, 2006 led by increases in CJS of 4,926 units and Casinolink® Enterprise of 7,224 units. Our table management installed base also increased to 3,426 units at June 30, 2007 from 1,954 units at June 30, 2006.

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2007	2006
Total revenue	$18,841	$11,884
Cost of revenue	7,989	7,778

Gross profit	10,852	4,106

Stock compensation expense	751	1,072
SG&A expense	6,855	10,226
R&D expense	2,495	2,739
Depreciation and amortization	1,834	1,691

Total operating expenses	11,935	15,728

Loss from operations	(1,083)	(11,622)

Interest expense	(3,831)	(1,971)

Loss from continuing operations before income tax benefit	(4,914)	(13,593)
Income tax benefit	—	—

Loss from continuing operations	(4,914)	(13,593)

Loss from discontinued operations	(29,313)	(766)

Net loss	$(34,227)	$(14,359)

Diluted weighted average common shares	34,847	34,439

Net loss from continuing operations	$(0.14)	$(0.40)
Net loss from discontinued operations	(0.84)	(0.02)

Net loss per share	$(0.98)	$(0.42)

Selling, general and administrative expense (“SG&A”). SG&A expenses excluding non-cash stock compensation expense decreased approximately $ 3.3 million from the prior year quarter as a result of our planned cost reductions in connection with the sale of the slot and table games divisions. The planned cost reductions include a reduction in labor and associated costs as well as the closure of certain leased facilities. The decrease is also due to non-recurring charges recorded in the second quarter of 2006 of $3.6 million for severance, restructuring and legal settlements, which are included as part of the loss from discontinued operations. Non-cash stock compensation expense also decreased in the quarter ended June 30, 2007 to $0.8 million from $1.1 million as a result of a reduction in our headcount as well as a reduction in equity grants over the past 12 months.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. R&D expense decreased $0.2 million from the second quarter of 2006 as a result of the cost reductions referred to above. Throughout 2005 and early 2006, we increased our R&D spending to meet our product development timelines and achieve our strategic initiatives. We believe we are now at optimal staffing levels for R&D.

Depreciation and amortization. Depreciation and amortization increased slightly to $1.8 million in the second quarter of 2007 from $1.7 million in the second quarter of 2006 as a result of higher amortization expense from additions to our intellectual property portfolio.

Interest expense. Our interest expense primarily includes interest costs and amortization from our $45 million of 11.875% Senior Secured Notes due 2008 and our $22.5 million senior secured term credit facility. Interest expense increased in the second quarter of 2007 compared to the second quarter of 2006 as a result of higher outstanding borrowings under our credit facility and as a result of a $1.2 million waiver fee recorded in the second quarter of 2007. The waiver and amendment signed on July 16, 2007 waived certain covenants and provided preliminary consent for the proposed sale of the table games division.

Income taxes. During the three months ended June 30, 2007 and 2006, the tax benefit generated from our losses was fully reserved due to our net operating loss position.

Discontinued operations. Included in discontinued operations are the losses from our slot and table games segment for the quarter ended June 30, 2007 and 2006.

As a result of the pending table game division sale and the slot route and inventory transactions, we recorded a charge of $29.3 million in the second quarter of 2007. The charge represents impairment charges associated with the adjustment of the carrying values of the assets involved in the sales to fair market value, as well as $2.7 million in restructuring charges and $1 million in transaction costs associated with the above dispositions. Revenues for the table games division and slot route were $1.8 million and $3.9 million, and $3.4 million and $6.2 million, for the three and six months ended June 30, 2007 and 2006, respectively. Those revenues, which were previously included in our slot and table games segment revenues, are classified as discontinued operations in the accompanying Consolidated Statements of Operations, as required by SFAS No. 144, “Accounting for the Impairment or Sale of Long-Lived Assets”.

Loss per share. During the second quarter of 2007, we incurred a loss per fully-diluted share from continuing operations of $.14 compared to a loss of $0.40 in the prior year period based on weighted average shares of 34.8 million in 2007 and 34.4 million of weighted average diluted shares in 2006. The net loss per share narrowed from the second quarter of 2006 to the second quarter of 2007 as a result of the cost reductions made during 2007 and as a result of non-recurring charges recorded during the second quarter of 2006.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 and 2006

Revenues and cost of revenues:

(in thousands)	2007	2006
Systems revenues and gross profit
Revenues	$33,550	$26,005
Cost of Revenues	15,651	13,916

Gross profit	$17,899	$12,089

Systems installation base
Slot Management	66,218	54,068
Table Management	3,426	1,954

Systems revenues and gross profit. Our systems revenues increased during the first half of 2007 as compared to the same period in 2006 as a result of continued growth in our systems products. Excluding periodic license revenues of $1.4 million and $6.5 million in the six months ended June 30, 2007 and 2006, respectively, systems revenues increased nearly 65% fueled by the introduction of our Casinolink® Jackpot Systems™ (“CJS”) to the North American markets and continued expansion of our Casinolink® Enterprise installations.

Gross profit margins increased to 53% in the six months ended June 30, 2007 compared to 46% in the six months ended June 30, 2006. The improvement is due to higher software license revenues, a larger recurring revenue installed base and better leverage of the Company’s fixed service costs.

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2007	2006
Total revenue	$33,550	$26,005
Cost of revenue	15,651	13,916

Gross profit	17,899	12,089

Stock compensation expense	1,426	3,227
SG&A expense	13,736	18,493
R&D expense	5,009	5,384
Depreciation and amortization	3,539	3,316

Total operating expenses	23,710	30,420

Loss from operations	(5,811)	(18,331)

Interest expense	(6,547)	(3,504)

Loss from continuing operations before income tax benefit	(12, 358)	(21,835)
Income tax benefit	—	—

Loss from continuing operations	(12,358)	(21,835)

Loss from discontinued operations	(30,604)	(1,373)

Net loss	$(42,962)	$(23,208)

Diluted weighted average common shares	34,810	34,413

Net loss from continuing operations	$(0.36)	$(0.63)
Net loss from discontinued operations	(0.87)	(0.04)

Net loss per share	$(1.23)	$(0.67)

Selling, general and administrative expense (“SG&A”). SG&A expenses, excluding non-cash stock compensation expense, decreased approximately $4.8 million from the prior year quarter as a result of our planned cost reductions in connection with the sale of the slot and table games divisions. The planned cost reductions include a reduction in labor and associated costs as well as the closure of certain leased facilities, which are included as part of the loss from discontinued operations. The decrease is also due to non-recurring charges of $3.6 million recorded in the first half of 2006 for severance, restructuring and legal settlements. Non-cash stock compensation expense also decreased in the first half of 2007 to $1.6 million from $3.6 million as a result of the initial adoption of SFAS No. 123(R) in the first quarter of 2006. The decrease in stock compensation expense is also attributable to a reduction in headcount.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. R&D expense decreased $0.4 million in the first six months of 2007 compared to the first six months of 2006 as a result of the cost reductions referred to above.

Depreciation and amortization. Depreciation and amortization increased slightly in the first six months of 2007 compared to the first six months of 2006 as a result of higher amortization from additions to our intellectual property portfolio.

Interest expense. Our interest expense primarily includes interest costs and amortization from our $45 million of 11.875% Senior Secured Notes due 2008 and our $22.5 million senior secured term credit facility. Interest expense increased in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 as a result of higher outstanding borrowings under our credit facility and as a result of the $1.2 million waiver fee recorded in the second quarter of 2007 referred to above.

Income taxes. During the six months ended June 30, 2007 and 2006, the tax benefit generated from our losses was fully reserved due to our net operating loss position.

Discontinued operations. Included in discontinued operations are the losses from our slot and table games segment for the six months ended June 30, 2007 and 2006.

On March 6, 2007, we announced our intent to dispose of our table games division, which consists of casino table games with proprietary intellectual property, including patents, trademarks, and copyrights that have been developed, acquired or licensed from third parties. On July 12, 2007, we entered into a non-binding letter of intent (“LOI”) to sell the table games division to Shuffle Master, Inc. (“SMI”). The sale of the table games division to SMI is contingent on the negotiation and execution of definitive agreements and customary closing procedures and is expected to close during the third quarter of 2007.

During June 2007, we entered into two arrangements to sell our remaining slot route and slot inventory to Reel Games, Inc. Title to the assets transferred to Reel Games upon execution of the Agreement, subject to relevant regulations in the various jurisdictions in which the assets were located.

As a result of the proposed table game division sale and the slot route and inventory sales, we recorded a charge of $30.6 million in the first half of 2007. The charge represents impairment charges associated with the adjustment of the carrying values of the assets involved in the sales, as well as operating results of the slot and table divisions, net of tax. Revenues for the table games division and slot route were $1.8 million and $3.4 million, and $3.9 million and $6.2 million, for the three and six months ended June 30, 2007 and 2006, respectively. Those revenues, which previously were included in our slot and table games segment revenues, are classified as discontinued operations in the accompanying Consolidated Statements of Operations, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The assets and liabilities associated with the above transactions are presented in separate line items in the Consolidated Balance Sheets at June 30, 2007.

Liquidity and Capital Resources

Net cash and cash equivalents at June 30, 2007 were $4.3 million, a decrease of a $2.9 million compared to December 31, 2006. This change resulted from cash used in operations of $5.7 million, cash used in investing activities of $1.1 million, and cash provided by financing activities of $3.8 million.

Significant components of cash flows from operations are as follows:

(Amounts in millions)
Net loss	$(43.0)
Loss on discontinued operations	30.6
Depreciation and amortization	3.6
Stock based compensation	1.8
Amortization of debt discount and issue costs	1.2
Other non-cash items	0.1
Other changes in assets and liabilities	(0.2)
Net cash provided by discontinued operations	0.2

Net cash used in operations	$(5.7)

Significant uses of cash from investing activities included purchases of fixed assets of $0.4 million and additions to intangible assets of $0.5 million, including discontinued operations.

Significant sources of cash from financing activities during the six months ended June 30, 2007 were $3.2 million of proceeds from our senior debt facility for funding working capital and $0.8 million from the exercise of options and warrants.

Although there can be no assurance, we believe that the cash on hand of $4.3 million at June 30, 2007, along with the expected increase in cash flows from operations will be sufficient to meet our anticipated working capital needs for the next 12 months. We are in the process of selling our table games division and are in the process of evaluating other near term opportunities to provide capital to repay debt and for other ongoing operational needs.

The senior credit facility contains, among other covenants, certain financial covenants including adjusted pro forma EBITDA, interest coverage ratio, minimum cash balance requirements, and leverage ratios (as defined in the agreement). The agreement also contains certain restrictions on additional indebtedness and the ability to issue dividends.

The indentures governing the senior secured notes contain certain negative covenants including, among other provisions, a limitation on indebtedness and the ability to issue dividends.

On July 16, 2007, we entered into a Waiver Letter and Amendment related to our $22.5 million senior credit facility to amend certain matters related to the proposed sale of the table games division and related activities in connection therewith, and to amend the financial covenants for the second quarter of 2007. After giving effect to the waiver, we remain in compliance with all debt covenants.

Capital Expenditures and Other

During the six months ended June 30, 2007, we spent $0.4 million for purchases of property and equipment and $0.5 million related to the use of our intellectual property.

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

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC including, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files with the SEC is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. These disclosure controls and procedures are designed and maintained by or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, as required by the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods and to ensure that information required to be disclosed by the Company in the reports it files with the SEC is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting have occurred during the Company’s fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The legal proceedings described in Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2006, including the litigation involving Derek Webb, should be read in conjunction with this disclosure.

We received a complaint from Olaf Vancura, a former employee, on July 18, 2005, alleging various claims associated with allegations of breach of employment agreement. A claim for the return of patents assigned to the Company had also been made. Under our agreement with Mr. Vancura, the matter was required to be handled through binding arbitration. The parties have settled the matter and it has been dismissed. The terms of the settlement agreement call for among other items a complete release of all claims between the parties and for PGIC to provide to Mr. Vancura, at PGIC’s discretion, payment in the amount of $435,000, or payment of $285,000 and the issuance of 40,000 restricted shares. Additionally, the parties agreed to settle all outstanding royalty and patent license matters.

Commencing on November 28, 2005, four similar purported class action complaints were filed in the United States District Court for the District of Nevada naming the Company and two of our officers as defendants, and seeking unspecified money damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints were consolidated into a single action, and plaintiffs filed their amended complaint on April 13, 2006. The parties agreed to settle the action and on June 12, 2007, the Court entered an Order and Final Judgment approving the settlement and dismissing the action with prejudice.

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

*We are defendants in a litigation matter that could result in substantial costs and divert management’s attention and resources.

We were sued by Derek Webb and related plaintiffs in the U.S. District Court, Southern District of Mississippi, Jackson Division, or the Court, in a case filed on December 27, 2002. The plaintiffs alleged state law interference with business relations claims and federal antitrust violations and contend that we illegally restrained trade and attempted to monopolize the proprietary table game market in the United States. In a jury verdict, the plaintiff has been awarded the sum of $13 million for his claims, which amount has been trebled to $39 million in accordance with applicable law. The plaintiffs have also filed a motion seeking attorneys’ fees and costs of approximately $4.7 million. We have filed post-trial claims for relief and, if necessary, intend to initiate the appeals process. While we and outside counsel believe it is probable that the jury verdict will be overturned or reversed as a result of the post trial motions, the Court could uphold the jury verdict and/or reject our post-trial efforts, and any appeals we make in this matter may be denied. In addition we may be required to post a bond of up to the full amount of the jury verdict as a condition to pursuing an appeal. There can be no assurance that we would be in a position financially to post a bond of this magnitude to permit the appeal process to proceed. Even if successful in posting a bond of this magnitude, this requirement could have a material adverse effect on our financial position, results of operations and liquidity.

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

Historically, we have not generated sufficient cash flow from operations to satisfy our capital requirements and have relied upon debt and equity financing arrangements to satisfy such requirements. Should such financing arrangements be required but unavailable in the future, this will pose a significant risk to our liquidity and ability to meet operational and other cash requirements. There can be no assurance that our existing credit facility or future financing arrangements will be available on acceptable terms, or at all. For example, in the first and second quarters of 2007 we required a waiver from our senior lender of certain financial covenants. We also recently obtained a waiver from our senior lender of certain borrowing base and qualified cash covenants, and believe it is likely that we will require a waiver of financial covenants applicable to the third quarter of 2007. If we are unable to maintain existing financing arrangements, including our credit facility, or obtain future financing, on terms acceptable to us, this may pose a significant risk to our liquidity and ability to meet operational and other cash requirements.

We may not sell our table game assets to Shuffle Master and otherwise may not realize expected benefits from the sale. Failure to complete the proposed sale of our table games division could negatively affect our stock price and future business and operations.

Other than with respect to an exclusivity period, our letter of intent with Shuffle Master is not binding, and we have not yet entered into definitive agreements regarding the proposed sale of our table games division. The specific terms and conditions of the transactions, and our prospective relationship with Shuffle Master, are yet to be determined in the definitive agreements. The sale is also contingent upon, among other things, completion of due diligence investigations and other customary closing procedures. The definitive documentation for the transaction may not be completed when expected, or at all, and may not contain terms and conditions as favorable to us as anticipated. Also, even if we enter into a definitive agreement with Shuffle Master for the sale, we may be unable to obtain, or meet conditions imposed for, approvals required for the transaction, including approvals required by our lenders. If the proposed sale of our table games division is not completed for any reason, the price of our common stock may decline to the extent that it reflects a positive market assumption that the transaction will be completed. In addition, if we are not able to complete the proposed transactions with Shuffle Master, we may be unable to find a third party willing to engage in similar transactions on terms as favorable as those expected in the proposed transaction, or at all. This could limit our ability to pursue our strategic goals in an atmosphere of increased uncertainty. Further, even if we are able to complete the sale, we may not realize the anticipated benefits of the transaction to the extent expected, or at all, and the disposition of these assets may adversely affect our future growth and results of operations.

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

Our future success depends upon our ability to obtain licenses for popular intellectual properties. World Series of Poker®, KISS® and Ripley’s Believe It Or Not!® are among the intellectual properties that we currently license from third parties. We may not be successful in obtaining licenses for popular intellectual properties. Even if we are successful in these efforts, we may not have the ability to adapt or deploy them for the development of casino games, or be able to control or accurately predict the timing or cost of such development efforts or the commercial success of the resulting games.

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

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, the United Kingdom and Australia accounted for approximately 60% of our consolidated revenue for the quarter ended June 30, 2007. We expect the percentage of our international sales to continue to increase during the remainder of 2007. Accordingly, our future results could be harmed by a variety of factors, including:

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

On June 30, 2007, our total outstanding debt was approximately $65.8 million. On August 4, 2006, we entered into a $22.5 million, three-year revolving credit facility to replace the existing $10 million facility we entered into in April 2006. Outstanding principal under the facility will bear interest at a reference rate of interest plus an applicable margin (currently 11.75%) or a LIBOR rate plus an applicable margin. We may incur additional debt in the future. Substantial debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on our value as follows:

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

        If our future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance our debt. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to meet our debt service requirements. If we fail to comply with the terms of our debt obligations, including the terms of our senior secured credit facility and our 11.875% senior secured notes due 2008, our lenders will have the right to accelerate the maturity of that debt and foreclose upon the collateral securing that debt. For example, in the first and second quarters of 2007 we required a waiver from our senior lender of certain financial covenants. We also recently obtained a waiver from our senior lender of certain borrowing base and qualified cash covenants, and believe it is likely that we will require a waiver of financial covenants applicable to the third quarter of 2007. Substantially all of our assets are pledged as security to the lenders under our senior secured credit facility and holders of our Notes. The ability of our stockholders to participate in the distribution of our assets upon our liquidation or recapitalization will be subject to the prior claims of our secured and unsecured creditors. Any foreclosure of our assets by such creditors will materially reduce the assets available for distribution to our stockholders.

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

The terms of our indebtedness require that we meet a number of financial ratios and tests on a quarterly and annual basis, including senior debt leverage ratio, total debt leverage ratio, a minimum EBITDA test, a minimum cash plus availability test and a minimum interest coverage test. Our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be affected by changes in economic or business conditions or other events beyond our control. For example, in the first and second quarters of 2007 we required a waiver from our senior lender of certain financial covenants. We also recently obtained a waiver from our senior lender of certain borrowing base and qualified cash covenants, and believe it is likely that we will require a waiver of financial covenants applicable to the third quarter of 2007. Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness, including without limitation, our senior secured credit facility and our senior secured notes. This in turn could have a material adverse effect on our operations, our revenues and thus our common stock value.

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

*Whether or not the proposed sale of our table games division is completed, we will incur substantial costs.

The sale of our table games division will be complex, time consuming and expensive, and may disrupt our business and result in the loss of personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the transaction also could have an adverse effect on our business and results of operations. We will incur substantial costs related to the proposed sale of our table games division, including certain fees for financial advisors, attorneys and accountants, whether or not the transaction is completed. In addition, we expect to continue to incur significant expenses related to the operation of our table games division prior to the proposed sale.

If our remaining brand license agreements with content providers are terminated or are not renewed, or if we breach our obligations under any license agreement, our revenues could be reduced.

Revenues from our slot and table games segment are derived primarily from the popularity of our branded table and slot games, including licensed brands such as World Series of Poker®, Caribbean Stud®, KISS®, and Beach Boys®, among others. We generally develop these games under multi-year license agreements which contain options to renew.

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

Risks Relating to Our Securities

*The market price of our common stock may decline as a result of the proposed sale of our table games division.

The market price of our common stock may decline as a result of the proposed sale of our table games division for a number of reasons, including:

•	uncertainty surrounding the proposed transaction;

•	the failure to complete the proposed sale in a timely manner, on favorable terms and conditions, or at all;

•	the failure of the proposed sale to result in cash proceeds at levels that may be anticipated by financial or industry analysts.

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

The market price for our common stock could decline as a result of sales by existing stockholders of large numbers of shares of our common stock or the perception that such sales may occur. Such sales of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate. Of the approximately 34.9 million shares that are outstanding as of June 30, 2007, approximately 34 million shares generally are freely tradable in the public market.

Additionally, as of June 30, 2007, there were outstanding options, restricted share grants, and warrants to purchase an aggregate of approximately 5.9 million of our shares and we may grant options to purchase up to approximately 1.7 million additional shares under our stock option plans. Shares issued on exercise of those instruments would be freely tradable in the public market, except for any that might be acquired by our officers or directors.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Repurchases of Equity Securities

The following table summarizes purchases of equity securities by the issuer and affiliated purchasers for the three months ended June 30, 2007:

Period	(a) Total Number of Shares (or Units Purchased)(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans for Programs
May 2007	1,998	$7.27	175,800	$2,000,000
June 2007	6,588	6.58

(1)	These are shares withheld for income tax purposes at the time of issuance of vested restricted stock awards.
(2)	On August 13, 2002 our Board of Directors authorized the purchase of up to $2 million of our common stock. Since the authorization of the plan, we have purchased approximately 175,800 shares of our common stock for an approximate aggregate of $484,000.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Stockholders Meeting on June 21, 2007, and two matters were voted upon. A description of each matter and tabulation of votes are as follows:

1. The following two Class 3 directors were elected to hold office until the 2010 Annual Meeting of Stockholders or until their successors are elected and qualified:

Director	Votes For	Votes Withheld
Terrance W. Oliver	30,346,688	281,573
Rick L. Smith	30,344,261	284,000

The following individuals’ term of office as a director continued after the meeting: Peter G. Boynton, Russel H. McMeekin, Douglas M. Todoroff, Major Gen. Paul. A. Harvey (Retired).

2. Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The voting for the proposal was as follows:

Votes For	Votes Against	Abstentions
30,517,520	32,844	77,897

Item 5.	Other Information

On July 16, 2007, the Company entered into a Waiver Letter and Amendment (the “Amendment”) by and among the Company, the subsidiaries of the Company party thereto, Ableco Finance LLC, a Delaware limited liability company (“Ableco”), as Collateral Agent, and Ableco, as Administrative Agent. The Amendment amends that certain Amended and Restated Financing Agreement (the “Financing Agreement”), dated as of August 4, 2006, by and among the Company, the subsidiaries of the Company party thereto, the Lenders from time to time party thereto, Ableco, as Collateral Agent, and Ableco, as Administrative Agent. The Amendment, among other things, places certain conditions on the Company’s minimum borrowing base and cash requirements and under certain circumstances, modifies the requirement that the Company must use 100% of the proceeds from any indebtedness incurred or stock issued by the Company to repay revolving loans under the Financing Agreement. Pursuant to the Amendment, Ableco agreed to waive compliance with certain financial covenants under the Financing Agreement and also agreed to, among other things, consent to the sale of the Company’s table game assets to Shuffle Master under certain conditions specified in the Amendment. In consideration for the waiver, the Company agreed to pay Ableco a fee of $1,200,000 payable at the time and under the circumstances described in the Amendment.

Item 6.	Exhibits.

Exhibit	Document Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.2	Amendment to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on March 28, 2006.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.4	Certificate of Designation, Rights, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company, incorporated by reference to Exhibit A of Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000.

4.1	Specimen Certificate of common stock of the Company, incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 11, 2007.

4.2	Rights Agreement, dated June 14, 1999, by and between the Company and U.S. Stock Transfer Corporation, as the Rights Agent, incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed on August 2, 2000.

4.3	Form of Warrant, dated October 22, 2003, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 9, 2004.

4.4	Warrant Agreement, dated August 22, 2001, by and among the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.5	Indenture, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors, incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.6	Guarantee, dated August 22, 2001, by and among the Guarantors named therein, incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.7	Pledge and Security Agreement, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors named therein, incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.8	Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated August 22, 2001, by and among the Company, Stewart Title of Nevada and Firstar Bank, N.A., incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.9	Trademark Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.10	Patent Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.11	Copyright Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

10.1	Waiver Letter and Amendment to Amended and Restated Financing Agreement, dated as of July 16, 2007, by Ableco Finance LLC, as Collateral Agent, and Ableco Finance LLC, as Administrative Agent, the Company and the Guarantors party thereto.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION, Registrant

By:	/s/ HEATHER A. ROLLO
Heather A. Rollo
Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the Registrant and as principal financial officer) August 9 , 2007