Form 10-K/A
period 2006-12-31
PROGRESSIVE GAMING INTERNATIONAL CORP
filed 2007-10-22
CIK 912241

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant as of June 30, 2006 held by non-affiliates was $263,405,025.

The number of shares outstanding of the registrant’s common stock was 34,824,254 as of March 12, 2007.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) does not reflect events occurring after the original filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) or modify or update those disclosures as presented in the Form 10-K, except to reflect certain revisions and clarifications in Part II, Items 7 and 8 and Part IV, Item 15. The revisions and clarifications in Part II, Items 7 and 8 delete all references to any independent valuation for impairment of our long-lived assets in order to comply with Rule 436(c) of the Securities Act of 1933, as amended. Part II, Items 9 and 9A are being refiled in this Amendment No. 1 but have not been modified or updated from what was filed in the Form 10-K. Part IV, Item 15 is being amended to update the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the consents of our independent registered public accounting firms as of the date of this Amendment No. 1.

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

For indefinite-lived assets including perpetual licenses and goodwill, a valuation is performed at least annually to determine if any impairment has occurred.

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

In accordance with SFAS No. 144, the Company performs an impairment analysis on all of its long-lived and definite life intangible assets on an annual basis, or whenever events or circumstances occur that would indicate the assets may be impaired. In accordance with SFAS No. 142, for indefinite lived assets including perpetual licenses and goodwill, the Company’s management oversees the performance of an annual valuation to determine if any impairment has occurred. Valuation tests as of September 30, 2006 and 2005 did not indicate any impairment.

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

13. Commitments and Contingencies

The Company leases certain of its facilities and equipment under various agreements for periods through the year 2012. The following schedule shows the future minimum rental payments required under these operating leases, which have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006:

(Amounts in thousands)	Minimum Payments

2007	$2,710
2008	2,382
2009	1,923
2010	1,263
2011	447
Thereafter	—

Total	$8,725

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

19. Guarantor Financial Statements

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of 11.875% Senior Secured Notes due 2008. The consolidating condensed financial statements for the guarantor subsidiaries are as follows:

CONSOLIDATING CONDENSED BALANCE SHEETS

(Amounts in thousands)	December 31, 2006
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,236	$—	$2,947	$—	$7,183
Accounts receivable, net	13,398	101	4,319	—	17,818
Contracts receivable, net	4	5,505	898	—	6,407
Inventories, net	9,550	—	1,936	—	11,486
Other current assets	4,032	—	415	—	4,447

Total current assets	31,220	5,606	10,515	—	47,341
Contract sales and notes receivable, net	—	164	—	—	164
Property and equipment, net	4,560	131	765	—	5,456
Goodwill and intangible assets, net	44,407	37,696	38,287	—	120,390
Investments in and loans to subsidiaries	61,182	—	—	(55,145)	6,037
Other assets	6,742	53	3	—	6,798

Total assets	$148,111	$43,650	$49,570	$(55,145)	$186,186

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$23,136	$73	$4,449	$—	$27,658
Intercompany transactions	(29,860)	(3,595)	33,455	—	—

Total current liabilities	(6,724)	(3,522)	37,904	—	27,658
Long-term debt, net	62,051	—	—	—	62,051
Other liabilities, long term	621	—	73	—	694
Deferred tax liability	8,236	—	3,620	—	11,856
Stockholders’ equity (deficit)	83,927	47,172	7,973	(55,145)	83,927

Total liabilities and stockholders’ equity (deficit)	$148,111	$43,650	$49,570	$(55,145)	$186,186

CONSOLIDATING CONDENSED BALANCE SHEETS

	December 31, 2005
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,387	$(117)	$1,811	$—	$14,081
Accounts receivable, net	9,311	1,047	2,561	—	12,919
Contracts receivable, net	7,761	5,188	2,721	—	15,670
Inventories, net	6,017	3,386	1,131	—	10,534
Other current assets	2,443	807	332	—	3,582

Total current assets	37,919	10,311	8,556	—	56,786
Contract sales and notes receivable, net	2,000	89	—	—	2,089
Property and equipment, net	3,437	287	693	—	4, 417
Goodwill and intangible assets, net	51,976	32,098	35,050	—	119,124
Investments in and loans to subsidiaries	73,427	—	—	(73,427)	—
Other assets	3,309	144	(23)	—	3,430

Total assets	$172,068	$42,929	$44,276	$(73,427)	$185,846

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$15,731	$3,447	$3,186	$—	$22,364
Intercompany transactions	(499)	(9,080)	4,480	5,099	—

Total current liabilities	15,232	(5,633)	7,666	5,099	22,364
Long-term debt, net	44,045	—	26	—	44,071
Other long-term liabilities	—	—	22,307	(22,307)	—
Deferred tax liability	8,236	3,413	3,207	—	14,856
Stockholders’ equity (deficit)	104,555	45,149	11,070	(56,219)	104,555

Total liabilities and stockholders’ equity (deficit)	$172,068	$42,929	$44,276	$(73,427)	$185,846

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$54,040	$—	$19,106	$(3,637)	$69,509
Cost of sales	28,628	—	9,168	(3,637)	34,159
Operating expenses	49,284	1,331	13,527	—	64,142

Operating loss	(23,872)	(1,331)	(3,589)	—	(28,792)
Equity in earnings (loss) of subsidiaries	(5,928)	—	—	5,928	—
Interest expense, net	(6,824)	79	(1,087)	—	(7,832)

Income (loss) from operations before income taxes	(36,624)	(1,252)	(4,676)	5,928	(36,624)
Income tax (provision) benefit	—	—	—	—	—

Net income (loss)	$(36,624)	$(1,252)	$(4,676)	$5,928	$(36,624)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$41,235	$21,393	$15,593	$—	$78,221
Cost of sales	20,248	9,364	6,494	—	36,106
Operating expenses	32,996	1,130	7,480	—	41,606
Net gain on disposition of non-core assets	(6,982)	4,446	—	—	(2,536)
Gain on sale of core intellectual property	—	(2,500)	—	—	(2,500)

Operating income (loss)	(5,027)	8,953	1,619	—	5,545
Equity in earnings of subsidiaries	10,474	—	—	(10,474)	—
Interest expense, net	(8,437)	—	(98)	—	(8,535)

Income (loss) from operations before income taxes and debt retirement	(2,990)	8,953	1,521	(10,474)	(2,990)
Loss on early retirement of debt	(2,993)	—	—	—	(2,993)
Income tax (provision) benefit	—	—	—	—	—

Net income (loss)	$(5,983)	$8,953	$1,521	$(10,474)	$(5,983)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$58,255	$26,987	$13,616	$(2,484)	$96,374
Cost of sales	26,882	10,150	8,334	(2,484)	42,882
Operating expenses	29,689	8,681	5,439	—	43,809

Operating income (loss)	1,684	8,156	(157)	—	9,683
Equity in earnings of subsidiaries	8,169	—	—	(8,169)	—
Interest expense, net	(9,585)	(36)	132	—	(9,489)

Income (loss) from operations before income taxes	268	8,120	(25)	(8,169)	194
Income tax (provision) benefit	(9)	—	74	—	65

Net income (loss)	$259	$8,120	$49	$(8,169)	$259

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(14,539)	$117	$2,292	$—	$(12,130)

Cash flows from investing activities:
Purchases of minority investments	(6,000)	—	—	—	(6,000)
Purchase of business operations, net of cash acquired	(56)	—	(688)	—	(744)
Purchase of property and equipment	(1,425)	—	(390)	—	(1,815)
Purchase of inventory leased to others	(355)	—	—	—	(355)
Proceeds from sale of property and equipment	—	—	35	—	35
Increase in intangible assets	(3,636)	—	—	—	(3,636)

Net cash used in investing activities	(11,472)	—	(1,043)	—	(12,515)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(263)	—	(13)	—	(276)
Purchase of treasury stock	(363)	—	—	—	(363)
Proceeds from long-term debt and notes payable	17,636	—	—	—	17,636
Debt issuance costs	(569)	—	—	—	(569)
Residual costs of equity offering	(151)	—	—	—	(151)
Proceeds from issuance of common stock	1,570	—	—	—	1,570

Net cash provided by (used in) financing activities	17,860	—	(13)	—	17,847

Effect of exchange rate changes on cash and cash equivalents	—	—	(100)	—	(100)
Increase (decrease) in cash and cash equivalents	(8,151)	117	1,136	—	(6,898)
Cash and cash equivalents, beginning of period	12,387	(117)	1,811	—	14,081

Cash and cash equivalents, end of period	$4,236	$—	$2,947	$—	$7,183

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(19,711)	$584	$(2,201)	$ —	$(21,328)

Cash flows from investing activities:
Purchase of business operations, net of cash acquired	(36,203)	—	—	—	(36,203)
Purchase of property and equipment	(1,418)	(29)	(476)	—	(1,923)
Purchase of inventory leased to others	(189)	(673)	—	—	(862)
Proceeds from sales of non-core assets	11,402	—	—	—	11,402
Proceeds from sale of property and equipment	96	—	49	—	145
Additions to intangible assets	(8,769)	—	—	—	(8,769)

Net cash used in investing activities	(35,081)	(702)	(427)	—	(36,210)

Cash flows from financing activities:
Principal payments on long-term debt	(20,000)	—	(61)	—	(20,061)
Call premium on early retirement of debt	(1,188)	—	—	—	(1,188)
Proceeds from issuance of common stock	81,320	—	—	—	81,320
Principal payments on capital leases	(52)	—	(8)	—	(60)
Purchase of treasury stock	(433)	—	—	—	(433)

Net cash provided by (used in) financing activities	59,647	—	(69)	—	59,578

Effect of exchange rate changes on cash and cash equivalents	—	—	(264)	—	(264)
Increase (decrease) in cash and cash equivalents	4,855	(118)	(2,961)	—	1,776
Cash and cash equivalents, beginning of period	7,532	1	4,772	—	12,305

Cash and cash equivalents, end of period	$12,387	$(117)	$1,811	$—	$14,081

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,115	$3,156	$2,200	$—	$8,471

Cash flows from investing activities:
Purchase of property and equipment	(475)	(168)	(149)	—	(792)
Purchase of inventory leased to others	(2,067)	(2,902)	(128)	—	(5,097)
Proceeds from sale of equipment	127	(58)	—	—	69
Other investing activities	(245)	—	—	—	(245)

Net cash used in investing activities	(2,660)	(3,128)	(277)	—	(6,065)

Cash flows from financing activities:
Principal payments on long-term debt	(99)	—	(9)	—	(108)
Principal payments on deferred license	(535)	—	—	—	(535)
Proceeds from issuance of common stock	2,352	—	—	—	2,352
Principal payments on capital leases	(471)	(28)	(88)	—	(587)
Purchase of treasury stock	(181)	—	—	—	(181)

Net cash provided by (used in) financing activities	1,066	(28)	(97)	—	941

Effect of exchange rate changes on cash and cash equivalents	—	—	275	—	275
Increase in cash and cash equivalents	1,521	—	2,101	—	3,622
Cash and cash equivalents, beginning of period	6,011	1	2,671	—	8,683

Cash and cash equivalents, end of period	$7,532	$1	$4,772	$—	$12,305

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

(b) Exhibits

Exhibit	Document Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).
3.2	Amendment to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on March 28, 2006.
3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).
3.4	Certificate of Designation, Rights, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company, incorporated by reference to Exhibit A of Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000.
4.1	Specimen Certificate of common stock of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-69076).
4.2	Rights Agreement, dated June 14, 1999, by and between the Company and U.S. Stock Transfer Corporation, as the Rights Agent, incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed on August 2, 2000.
4.3	Form of Warrant, dated October 22, 2003, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 9, 2004.
4.4	Warrant Agreement, dated August 22, 2001, by and among the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.
4.5	Indenture, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors, incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.
4.6	Guarantee, dated August 22, 2001, by and among the Guarantors named therein, incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.
4.7	Pledge and Security Agreement, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors named therein, incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.
4.8	Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated August 22, 2001, by and among the Company, Stewart Title of Nevada and Firstar Bank, N.A., incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

Exhibit	Document Description
4.9	Trademark Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.
4.10	Patent Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.
4.11	Copyright Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.
10.1	Amended and Restated Financing Agreement, dated as of August 4, 2006, by and among the Company, the subsidiaries of the Company thereto, the Lenders from time to time party thereto, Ableco Finance LLC, as Collateral Agent, and Ableco Finance LLC, as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006.
*10.2	Summary of the Company’s 2nd Half 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 9, 2006.
*10.3	Summary of the Company’s 2006 Sales Incentive Plan, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 9, 2006.
*10.4	2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 28, 2005.
*10.5	Form of Restricted Stock Bonus Award Grant Notice and Award Agreement under the Company’s 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 9, 2006.
*10.6	Form of Stock Option Agreement under the Company’s 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 9, 2006.
*10.7	Director Stock Option Plan, as amended, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on June 28, 2005.
*10.8	Form of Stock Option Agreement under the Company’s Director Stock Option Plan, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 9, 2006.
*10.9	Stock Option Plan, as amended, incorporated by reference to the Company’s Definitive Proxy Statement filed on July 19, 2004.
*10.10	Employee Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed on August 14, 2003.
*10.11	New Hire Equity Incentive Plan, incorporated by reference to Exhibit 99.1 of the Company’s Current Report Form 8-K filed on February 17, 2005.
*10.12	Amended and Restated Employment Agreement, dated January 1, 2005, by and between the Company and Russel H. McMeekin, incorporated by reference to Exhibit 99.2 of the Company’s Current Report Form 8-K filed on February 17, 2005.
*10.13	Severance Agreement and Release of All Claims dated June 15, 2006 by and between the Company and Michael A. Sicuro, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 21, 2006.
*10.14	Amended and Restated Employment Agreement, dated August 10, 2004, by and between the Company and Robert A. Parente, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
*10.15	Employment Agreement, dated July 1, 2005, by and between the Company and Neil Crossan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit	Document Description
*10.16	Employment Agreement, dated June 6, 2005, by and between the Company and Thomas Galanty, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
*10.17	Employment Agreement, dated February 11, 2005, by and between the Company and Heather A. Rollo, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2005.
10.18	Form of Indemnification Agreement by and between the Company and its directors and executive officers, incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).
10.19	Letter Agreement, dated June 13, 2005, by and between the Company and IGT, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 17, 2005.
10.20†	Product Development and Integration Agreement, dated June 13, 2005, by and among the Company, Shuffle Master, Inc. and IGT, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K/A filed on August 8, 2005.
10.21†	Binding Memorandum of Understanding, dated June 13, 2005, by and between the Company and IGT, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed on August 8, 2005.
10.22†	Non-Exclusive Patent License, dated June 13, 2005, by and among the Company, Shuffle Master, Inc., and IGT, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 17, 2005.
10.23	Underwriting Agreement, dated November 4, 2005, by and among the Company, CIBC World Markets Corp., as representative of the underwriters named on Schedule I thereto, and the selling stockholders named in Schedule II thereto, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 10, 2005.
10.24	Consulting and Confidentiality Agreement, dated September 19, 2005, by and between the Company and Michael F. Dreitzer, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
21.1	Subsidiaries.
23.1+	Consent of BDO Seidman, LLP.
23.2+	Consent of Ernst & Young LLP.
31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensation plans.
†	Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

October 22, 2007	By:	/s/ HEATHER A. ROLLO
Heather A. Rollo
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Russel H. McMeekin	Chief Executive Officer (Principal Executive Officer)	October 22, 2007

/s/ HEATHER A. ROLLO Heather A. Rollo	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	October 22, 2007

* Peter G. Boynton	Chairman of the Board	October 22, 2007

* Major General Paul A. Harvey (Ret)	Director	October 22, 2007

* Terrance W. Oliver	Director	October 22, 2007

* Rick L. Smith	Director	October 22, 2007

* Douglas M. Todoroff	Director	October 22, 2007

*By:	/s/ HEATHER A. ROLLO
Heather A. Rollo Attorney-in-fact