Form 10-Q
period 2007-09-30
PROGRESSIVE GAMING INTERNATIONAL CORP
filed 2007-11-09
CIK 912241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

41,993,588	as of	November 5, 2007
(Amount Outstanding)		(Date)

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except share and per share data)	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$30,278	$7,183
Accounts receivable, net of allowance for doubtful accounts of $957 and $943	20,135	17,818
Contract sales receivable, net of allowance for doubtful accounts of $3,174 and $1,529	743	6,407
Inventories, net of reserves of $695 and $1,040	5,935	11,486
Prepaid expenses	3,129	4,447

Total current assets	60,220	47,341
Contract sales and notes receivable, net	—	164
Property and equipment, net	4,296	5,456
Intangible assets, net	26,327	58,885
Goodwill	44,231	58,014
Noncurrent assets of discontinued operations	2,811	—
Other assets	12,430	16,326

Total assets	$150,315	$186,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,754	$11,047
Customer deposits	1,622	2,113
Current portion of long-term debt and other liabilities, net of unamortized discount of $308 and $0	54,704	128
Accrued liabilities	11,702	10,038
Deferred revenues and license fees	3,239	4,332
Accrued charge for settlement of litigation	24,677	—
Current liabilities of discontinued operations	6,303	—

Total current liabilities	109,001	27,658
Long-term debt and notes payable, net of unamortized discount of $0 and $585	—	62,051
Noncurrent liabilities of discontinued operations	1,309	—
Other long-term liabilities	3,114	694
Deferred tax liability	698	11,856

Total liabilities	114,122	102,259

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized and 41,993,509 and 34,774,154 shares issued and outstanding	4,199	3,477
Additional paid-in capital	261,506	229,048
Other comprehensive income	5,520	3,601
Accumulated deficit	(233,209)	(150,510)

Subtotal	38,016	85,616
Less treasury stock, 317,174 and 293,692 shares, at cost	(1,823)	(1,689)

Total stockholders’ equity	36,193	83,927

Total liabilities and stockholders’ equity	$150,315	$186,186

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$18,324	$14,159	$51,874	$40,164
Cost of revenues	8,190	5,769	23,841	19,685

Gross profit	10,134	8,390	28,033	20,479

Selling, general and administrative expense	6,935	7,111	22,097	28,831
Research and development	2,782	2,790	7,791	8,174
Depreciation and amortization	1,942	1,754	5,481	5,070

Total operating expenses	11,659	11,655	35,369	42,075

Operating loss	(1,525)	(3,265)	(7,336)	(21,596)
Interest expense, net	(2,431)	(2,110)	(8,978)	(5,614)
Loss on early retirement of debt	(783)	—	(783)	—

Loss from continuing operations before income tax benefit	(4,739)	(5,375)	(17,097)	(27,210)
Income tax benefit	—	—	—	—

Loss from continuing operations	(4,739)	(5,375)	(17,097)	(27,210)
(Loss) income from discontinued operations, net of tax of $11.2 million	(34,998)	2,124	(65,602)	751

Net loss	$(39,737)	$(3,251)	$(82,699)	$(26,459)

Weighted average common shares:
Basic	38,335	34,590	36,010	34,473

Diluted	38,335	35,389	36,010	35,343

Income (loss) per share:
Basic and diluted income (loss) per share
Loss from continuing operations	$(0.12)	$(0.15)	$(0.47)	$(0.79)
(Loss) income from discontinued operations	(0.92)	0.06	(1.83)	0.02

Net loss	$(1.04)	$(0.09)	$(2.30)	$(0.77)

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2007	2006	2007	2006
Net loss	$(39,737)	$(3,251)	$(82,699)	$(26,459)
Other comprehensive income net of tax:
Foreign currency translation gain	894	953	1,919	2,559

Comprehensive loss	$(38,843)	$(2,298)	$(80,780)	$(23,900)

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Amounts in thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(82,699)	$(26,459)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss (income) from discontinued operations, net of tax	65,602	(751)
Depreciation	1,147	969
Amortization	4,335	4,101
Provision for bad debts	4	131
Provision for obsolete and excess inventory	—	839
Amortization of debt discount and debt issue costs	2,344	1,153
Net loss on disposition of property and equipment	—	23
Stock-based compensation	2,658	5,298
Changes in assets and liabilities:
Accounts receivable	(2,818)	(6,029)
Contract sales and notes receivable	3,824	5,877
Inventories	457	(1,095)
Prepaid expenses and other assets	(556)	4,445
Trade accounts payable	(4,149)	1,194
Accrued expenses and other current liabilities	565	2,843
Customer deposits, deferred revenue and other liabilities	(5,880)	(1,850)

Net cash used in continuing operating activities	(15,166)	(9,311)
Net cash (used in) provided by discontinued operating activities	(1,491)	1,929

Net cash used in operating activities	(16,657)	(7,382)

Cash flows from investing activities:
Purchase of property and equipment	(1,177)	(1,655)
Purchase of minority investments	—	(6,000)
Purchases of business operations, net of cash acquired	—	(599)
Proceeds from sales of property and equipment	9	6
Purchases of intangible assets	(1,032)	(4,201)

Net cash used in continuing investing activities	(2,200)	(12,449)
Proceeds from sale of slot and table games segment	19,756	—
Net cash used in other discontinued investing activities	(142)	(1,065)

Net cash provided by (used in) discontinued investing activities	19,614	(1,065)

Net cash provided by (used in) investing activities	17,414	(13,514)

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	(10,950)	(114)
Principal payments on capital leases	(5)	(9)
Proceeds from long-term debt and notes payable	3,200	15,136
Residual costs of equity offering	—	(151)
Debt issuance costs	—	(2,039)
Purchase of treasury stock	(134)	(329)
Proceeds from issuance of common stock	30,127	1,429

Net cash provided by continuing financing activities	22,238	13,923

Effect of exchange rate changes on cash and cash equivalents	100	(366)
Increase (decrease) in cash and cash equivalents	23,095	(7,339)
Cash and cash equivalents, beginning of period	7,183	14,081

Cash and cash equivalents, end of period	$30,278	$6,742

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
(Amounts in thousands)	2007	2006
Supplemental disclosure of cash flows information:
Cash paid for interest	$6,205	$2,985

Cash paid for state and federal taxes	$14	$44

Intellectual property acquired through financing	$6,878	$—

Present value of guaranteed minimum future payments from sale of table games division	$2,811	$—

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts disclosed in the accompanying footnote tables are shown in thousands while amounts included in text are disclosed in actual amounts.

1. GENERAL

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at September 30, 2007, and the results of its operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

2. BASIS OF PRESENTATION, LIQUIDITY AND CAPITAL RESOURCES

Basis of Presentation, Liquidity and Capital Resources. The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated net losses of $36.6 million, $6 million and net income of $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, and has an accumulated deficit of $233.2 million at September 30, 2007. The Company has used cash from operating activities of $12.1 million, $21.3 million and generated cash from operations of $8.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. The Company has generated cash from financing activities of $17.8 million, $59.6 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has total cash and cash equivalents of $30.3 million at September 30, 2007. Based on the Company’s current operating plan, management believes existing cash, cash forecasted by management to be generated by operations, potential sales of assets including the proceeds from the sale of the table games division which occurred in September 2007, and proceeds from future financing will be sufficient to meet the Company’s working capital and capital requirements through at least December 31, 2007. However, if events or circumstances occur such that the Company does not meet its plans as expected, the Company may not be able to meet its obligations. The Company may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

As more fully described in Note 12, the Company was a defendant in the matter Derek Webb et al vs. Mikohn Gaming Corporation. On February 21, 2007, the Company received an adverse jury verdict, and the Company subsequently filed post trial motions.

At the time post trial motions were filed, the Company believed, and outside counsel concurred, that it was remote that the post trial motion process would be concluded before December 31, 2007. On October 25, 2007 the Company’s post trial motions were denied by the United States District Court for the Southern District of Mississippi. The Company would have been required to post a $20 million bond by November 8, 2007, and grant a subordinated security interest for $23.7 million representing the remaining amount of the judgment including plaintiff legal fees within 30 days from the date of judgment in order to appeal this matter. In response to this development, on November 5, 2007, the Company executed a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Webb. The Company paid $20 million from existing cash on hand one business day from execution of the Settlement Agreement and will pay $4.7 million for Webb’s previously claimed attorney fees 30 business days thereafter. No later than two business days after the payments are made, Webb shall file the necessary pleadings to dismiss the action with prejudice. After the fulfillment of all conditions of the Settlement Agreement and Mutual Release, the Company believes it will have no further obligation with respect to the Webb litigation.

The Company has been notified by the lender for its Senior Credit Facility that, among other things, the execution of the settlement agreement has caused the Company to be in default under its senior credit facility. If the Company is unable to obtain a waiver of or cure any existing event of default, the lender could seek acceleration of the $10 million of principal currently outstanding under the Senior Credit Facility, which could cause a cross-default under the Company’s 11.875% Senior Secured Notes due 2008 and allow its lenders and noteholders to control the Company’s assets which are pledged as collateral under its debt instruments. The Company intends to refinance the $10 million in principal currently outstanding under the Senior Credit Facility through one or more future financings, which may include the potential issuance of debt, equity or a combination thereof. As a result of this pending matter, the Company has classified the outstanding balance of $10 million under the Senior Credit Facility as current.

In addition to the matters referred to above, the Company has the following obligations that need to be repaid in the next 12 months:

The Company has approximately $45 million of 11.875% Senior Secured Notes due August 2008 (the “Notes”). The Company has issued an irrevocable notice to redeem $15 million of the Notes on November 19, 2007 and intends to refinance this payment through borrowings or other financing alternatives. The Company intends to refinance the remaining $30 million of the Notes in late 2007 or early 2008. The Company will evaluate potential financing alternatives including possible issuances of equity, debt or a combination of both. On October 22, 2007, the Company filed a Form S-3 Shelf Registration Statement pursuant to which the Company intends to register up to $50 million of common stock that can be later sold in one or more offerings on terms to be determined at the time of the offering.

The Company believes that if it is not successful in obtaining additional financing, then existing cash and cash forecasted by management to be generated by operations will not be sufficient to meet the Company’s debt repayment obligations and other obligations.

3. DISCONTINUED OPERATIONS

On September 28, 2007, the Company completed the sale of its table games division to Shuffle Master, Inc. Upon closing, the Company received approximately $19.8 million in cash. The Purchase Agreement also provides for earn-out payments based on the installed base growth of the table game division assets through 2016, subject to certain conditions, including $3.5 million in guaranteed minimum payments expected to be realized over the next four years. The table games division consisted of casino table games with proprietary intellectual property, including patents, trademarks, copyrights, etc. that had been developed, acquired or licensed from third parties.

During June 2007, the Company entered into two arrangements to sell its remaining slot route and slot inventory to Reel Games, Inc., and the disposal of the slot operations was completed during the third quarter of 2007.

The Company has no continuing involvement in the disposed businesses, and continuing direct cash flows from the slot and table businesses are expected to cease within one year.

As a result of the sales of the table game division sale and the slot route and inventory sales, the Company recorded a total charge of $65.6 million during the nine months ended September 30, 2007, which comprises impairment charges associated with the adjustment of the carrying values of the assets involved in the sales, including $25.0 million related to goodwill and intangible assets, losses from the table and slot operations of $2.6 million, an accrual for the Webb litigation settlement of $24.7 million, and other charges totaling $13.3 million. Revenues for the table games division and slot route were $1.2 million and $3.3 million, and $5.9 million and $11.0 million, for the three and nine months ended September 30, 2007 and 2006, respectively. Those revenues, which previously were included in the slot and table games segment revenues, are classified as discontinued operations in the accompanying Consolidated Statements of Operations and prior period amounts have been reclassified, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Interest expense was not allocated to the slot and table businesses, and therefore, all of the Company’s interest expense is included within continuing operations.

The assets and liabilities associated with discontinued operations are presented in separate line items in the Consolidated Balance Sheets. The components of the assets and liabilities of discontinued operations at September 30, 2007 are presented below, along with comparable carrying values of the assets and liabilities at December 31, 2006.

(Amounts in thousands)	September 30, 2007	December 31, 2006
	(Unaudited)
Current assets of discontinued operations	$—	$2,428
Noncurrent assets of discontinued operations:
Present value of minimum future payments due from purchaser	2,811	—
Intangible assets	—	32,721
Goodwill	—	12,762
Property and equipment	—	616

Total noncurrent assets of discontinued operations	2,811	46,099
Accrued charge for settlement of litigation	24,677	—
Current liabilities of discontinued operations	6,303	805
Noncurrent liabilities of discontinued operations	1,309	11,190

Net (liabilities) assets of discontinued operations	$(29,478)	$36,532

The components of the loss from discontinued operations (unaudited) are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2007	2006	2007	2006
(Loss) income from discontinued operations before income taxes	$(625)	$2,124	$(2,608)	$751
Accrued charge for settlement of litigation	(24,677)	—	(24,677)	—
Income tax provision (benefit)	—	—	—	—
Loss on disposal	(9,696)	—	(49,507)	—
Income tax benefit on disposal	—	—	11,190	—

Income (loss) from discontinued operations	$(34,998)	$2,124	$(65,602)	$751

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and temporary investments with financial institutions. At September 30, 2007, the Company had deposits with financial institutions in excess of FDIC insured limits by $30.5 million.

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

Assets Held for Sale. Assets classified as held for sale are stated at the lower of cost or fair value less cost to sell.

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

Litigation and Other Contingencies. The Company is involved in various legal matters, litigation and claims of various types in the ordinary course of its business operations. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The status of significant claims is summarized in Note 12.

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

Slot and Table Games. Prior to the Company’s disposal of the slot and tables games divisions, the Company’s revenue recognition policies were as follows. The Company leased and sold proprietary slot and table games to casino customers. Table game lease contracts were typically for a 36-month period with a 30-day cancellation clause. The lease revenue was recognized on a monthly basis. Slot machine lease contracts were either on revenue participation or a fixed-rental basis. Slot machine lease contracts were typically for a month-to-month period with a 30-day cancellation clause. On a participation basis, the Company earned a share of the revenue that the casino earned from these slot machines. On a fixed-rental basis, the Company charged a fixed amount per slot machine per day. Revenues from both types of lease arrangements were recognized on the accrual basis. The sales agreements for proprietary table games and slot games consisted of the sale of hardware and a perpetual license for the proprietary intellectual property. Slot and table game sales were executed by a signed contract or a customer purchase order. Revenues for these sales agreements were generally recognized when the hardware and intellectual property was delivered to the customer.

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

Equity Instruments Issued to Outside Parties. The Company’s accounting policy for equity instruments issued to outside parties in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling,

Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The number of uncancelled options issued to consultants at September 30, 2007, was 45,000, with a range of exercise prices from $4.55 to $7.06 per share. The fair value of these option awards has been fully amortized.

During 2006, the Company issued warrants to Ableco Holding LLC representing a portion of the debt issue costs related to the Company’s long-term debt arrangements. Upon issuance, the fair value of these warrants was recorded as a prepaid loan fee, and is being recognized as a charge to the statement of operations on the straight-line method over the term of the debt facility. At September 30, 2007, the number of shares issuable under uncancelled warrants held by Ableco Holding LLC was 350,000, with a weighted average exercise price of $7.87, and a remaining term of approximately nine years.

From 1998 to 2000, the Company licensed rights to intellectual property, including rights to develop and market gaming devices and associated equipment under certain Ripley and Hasbro trademarks, in exchange for warrants to purchase shares of the Company’s common stock. During 2006, the Company licensed certain intellectual property rights from Harrah’s in exchange for 325,000 warrants to purchase shares of the Company’s common stock at an exercise price of $7.50 per share. At September 30, 2007, the number of uncancelled warrants issued in exchange for license agreements was 325,000, with a weighted average exercise price of $7.50 per share and a remaining term of approximately six years.

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

The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Tax years 1996 to 2006 remain subject to U.S. federal income tax and various state and local tax jurisdictions remain open to examination as well because of net operating loss (“NOL”) carryforwards. The Company’s international subsidiaries are subject to the governing tax authority of each location and are subject to various years of examination. There are no ongoing examinations of income tax returns by federal, state or international tax authorities.

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

On June 27, 2007, the FASB ratified the EITF consensus on EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which calls for nonrefundable advance payments for goods or services that are to be used in future research and development activities to be deferred and capitalized until such time as the related goods are delivered or the related services are performed, at which point the amounts are to be recognized as an expense. EITF 07-3 is effective for fiscal periods beginning after December 15, 2007. The Company believes the effect of this consensus will not have a material impact on its financial statements.

5. RECEIVABLES

Accounts receivable at September 30, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	September 30, 2007	December 31, 2006
	(Unaudited)
Trade accounts	$20,336	$15,531
Other	756	3,230

Subtotal	21,092	18,761
Less: allowance for doubtful accounts	(957)	(943)

Net	$20,135	$17,818

Contract sales and notes receivable at September 30, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	September 30, 2007	December 31, 2006
	(Unaudited)
Contract sales and notes receivable	$3,917	$8,100
Less: allowance for doubtful accounts	(3,174)	(1,529)

Net	$743	$6,571

Current portion	$743	$6,407

6. INVENTORIES

Inventories at September 30, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	September 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$4,740	$7,752
Finished goods	1,873	4,759
Work in progress	17	15

Subtotal	6,630	12,526
Less: reserve for obsolete inventory	(695)	(1,040)

Net	$5,935	$11,486

7. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142 and SFAS No. 144, the Company performs an impairment analysis on all of its long-lived and intangible assets on an annual basis and in certain other circumstances. For indefinite lived assets including perpetual licenses and goodwill, management performs an annual valuation to determine if any impairment has occurred. The valuation test as of September 30, 2007 did not indicate any impairment.

The net carrying value of goodwill and other intangible assets at September 30, 2007 is comprised of the following (unaudited):

(Amounts in thousands)
Goodwill	$44,231
Definite life intangible assets (detail below)	26,327

Total	$70,558

The net carrying value of goodwill as of September 30, 2007, is included in the Company’s geographic operations as follows (unaudited):

(Amounts in thousands)
North America	$14,722
Europe	26,560
Australia / Asia	2,949

Total goodwill	$44,231

During the three months ended September 30, 2007, the net carrying value of goodwill increased by $0.6 million as a result of changes in the foreign currency rates used to translate the balance sheet of the Company’s international operations. During the nine months ended September 30, 2007, $15.2 million of goodwill was written off in connection with the disposal of the slot and table games segment, and goodwill increased by $1.4 million due to changes in the foreign currency rates used to translate the balance sheets of the Company’s international operations, resulting in a net decrease in goodwill of $13.8 million.

During September 2007, the indefinite life intangible asset (perpetual license) was disposed of in connection with the sale of the table games division.

Definite life intangible assets as of September 30, 2007, subject to amortization, are comprised of the following (unaudited):

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Patent and trademark rights	$6,016	$(3,945)	$2,071	5 years
Software development costs	587	(110)	477	5 years
Licensed technology	10,732	(1,696)	9,036	10 years
Core technology and other proprietary rights	23,196	(8,453)	14,743	6 years

Total	$40,531	$(14,204)	$26,327	7 years

Amortization expense for definite life intangible assets of $1.5 million and $4.4 million compared to $1.4 million and $4.2 million was included in loss from continuing operations for the three and nine months ended September 30, 2007 and 2006, respectively. Amortization expense for definite life intangible assets of $0 and $0.6 million compared to $0.5 million and $1.3 million was included in loss from discontinued operations for the three and nine months ended September 30, 2007 and 2006, respectively.

8. OTHER ASSETS

Other assets at September 30, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	September 30, 2007	December 31, 2006
	(Unaudited)
Deposits	$251	$477
Debt issue costs	1,342	2,618
Minority investments	6,037	6,037
Royalties	1,600	3,491
Deferred stock warrants	2,238	3,376
Other	962	327

Total	$12,430	$16,326

9. ACCRUED LIABILITIES

Accrued liabilities at September 30, 2007 and December 31, 2006 consist of the following:

(Amounts in thousands)	September 30, 2007	December 31, 2006
	(Unaudited)
Payroll and related costs	$3,552	$3,519
Interest	2,501	1,341
Royalties	727	374
Restructuring and severance expense	268	512
Legal and tax	654	4,110
Patent liability	2,612	—
Marketing	424	—
Other	964	182

Total	$11,702	$10,038

10. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

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

On August 4, 2006, the Company completed the final phase of its credit facility with an affiliate of Cerberus Capital Management, L.P., Ableco Finance LLC. The $22.5 million, three-year revolving credit facility is intended for general working capital purposes and to replace the existing $10 million facility completed in the first stage of the financing. This financing arrangement is herein referred to as the Senior Credit Facility.

Outstanding principal under the Senior Credit Facility bears interest at a reference rate of interest plus an applicable margin (currently 11.0%) or a LIBOR rate plus an applicable margin. Underwriting fees related to the facility equal 2.0% of the total principal and warrants to purchase 150,000 shares of the Company’s common stock. The warrants were valued using a binomial lattice model and a Monte Carlo model using volatility of 69.64%, derived service period of one year, risk free rate of 5.05%, and expected dividends of zero. These warrants are classified in Other Assets in the accompanying balance sheet. The terms of the new facility require the Company to comply with certain financial covenants covering senior debt leverage ratio, total debt leverage ration, minimum EBITDA, minimum cash plus availability, minimum interest coverage, and certain negative covenants.

On July 16, 2007, the Company entered into a Waiver Letter and Amendment (the “Amendment”) related to Senior Credit Facility to amend certain matters related to the pending sale of the table games division and related activities in connection therewith, and to amend the financial covenants for the second and third quarter of 2007. The waiver required a permanent repayment of the facility of $6.0 million resulting in a maximum availability of $16.5 million

On September 26, 2007, the Company entered into an Amendment, Consent, and Waiver related to the Senior Credit Facility to amend certain matters related to the completion of the sale of the table games division and related activities in connection therewith, and to amend the financial covenants for the third and fourth quarters of 2007.

During August 2007, the Company’s Senior Secured Notes (the “Notes”) became due and payable within one year. Accordingly, the net carrying value of the Notes is reflected in current liabilities in the accompanying balance sheet as of September 30, 2007.

During October 2007, the Company notified the trustee for its 11.875% Senior Secured Notes due 2008 (the “Notes”) that on November 19, 2007, the Company will redeem $15 million of principal amount of its outstanding Notes at a redemption price of 100.00% of the principal amount of the Notes, plus accrued and unpaid interest to the redemption date. The remaining aggregate outstanding principal amount of the Notes after the redemption will be $30 million.

As more fully described in Note 12, on November 5, 2007 the Company executed a Settlement Agreement and Mutual Release (the “Settlement Agreement”) in the matter Derek Webb et al vs. Mikohn Gaming Corporation. The Company paid

$20 million from existing cash on hand on November 6, 2007, and will pay $4.7 million for Webb’s previously claimed attorney fees 30 business days thereafter.

The Company has been notified by the lender for its Senior Credit Facility that, among other things, the execution of the settlement agreement has caused the Company to be in default under its senior credit facility. If the Company is unable to obtain a waiver of or cure any existing event of default, the lender could seek acceleration of the $10 million of principal currently outstanding under the Senior Credit Facility, which could cause a cross-default under the Company’s 11.875% Senior Secured Notes due 2008 and allow its lenders and noteholders to control the Company’s assets which are pledged as collateral under its debt instruments. The Company intends to refinance the $10 million in principal currently outstanding under the Senior Credit Facility through one or more future financings, which may include the potential issuance of debt, equity or a combination thereof. As a result of this pending matter, the Company has classified the outstanding balance of $10 million under the Senior Credit Facility as current.

11. EQUITY TRANSACTION

On August 13, 2007, the Company entered into a Securities Purchase Agreement for the sale of 6,943,333 shares of the Company’s common stock at a price of $4.50 per share (the “Private Placement”). The closing of the Private Placement occurred on August 16, 2007, resulting in aggregate gross proceeds to the Company of approximately $31.2 million. The Company incurred placement agent and other fees of approximately $2 million in connection with the offer and sale of the shares. The shares were sold to accredited investors.

On September 13, 2007, the Company filed a registration statement under the Securities Act of 1933 to register the shares of common stock sold in the Private Placement and certain other shares held by selling stockholders, and the registration became effective on November 6, 2007. Under the terms of a Registration Rights Agreement entered into in connection with the Securities Purchase Agreement, the Company is obligated to use its commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) three years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(k) of the Securities Act. If the Company fails to achieve any of these requirements, it is obligated to pay each purchaser of the common stock sold in the Private Placement partial liquidated damages equal to 1% per month of the aggregate amount invested by such purchaser, calculated on a daily pro-rata basis. As required under FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements,” the Company has evaluated the likelihood that a transfer of consideration will occur in connection with this registration payment arrangement, and has determined that as of the date of this filing, the payment of such liquidated damages is not probable, as that term is defined in FASB Statement No. 5, “Accounting for Contingencies.” As a result, the Company has not recorded a liability for this contingent obligation as of September 30, 2007. Any subsequent accruals of a liability or payments made under this registration rights agreement will be charged to earnings in the period they are recognized or paid.

12. COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management is not aware of any matter, pending or threatened, that in its judgment would reasonably be expected to have a material adverse effect on the Company or its operations.

In June 2005, the Company entered into a Memorandum of Understanding (“MOU”) with International Game Technology (“IGT”) to sell, market, distribute and integrate a table management system. In connection with the MOU, IGT incurred certain costs related to the purchase of intellectual property and the related maintenance and defense to be used in the joint product development. In accordance with the MOU, IGT would recover a portion of these costs through the joint product development. In September 2006, the Company and IGT entered into a Sales, Marketing, Distribution and Product Integration Agreement to further clarify the terms of the MOU. Among other clarifications, the parties agreed that the Company would make payments to IGT of $7.3 million over a three-year period, with no interest, commencing in the first quarter of 2007. The present value of these payments is classified as an intangible asset, and the remaining balance of the obligation is included in current and noncurrent liabilities in the accompanying balance sheet at September 30, 2007.

The Company was sued by Derek Webb and related plaintiffs (“Webb”) in the U.S. District Court, Southern District of Mississippi, Jackson Division, in a case filed on December 27, 2002. The plaintiffs alleged state law interference with business relations claims and federal antitrust violations and contended that the Company illegally restrained trade and attempted to monopolize the proprietary table game market in the United States. At trial, Plaintiffs sought monetary damages, penalties and attorneys’ fees in excess of tens of millions of dollars based on the only claims remaining at the time of trial, which were the sham litigation and attempted monopolization claims. Trial on this case was held in January and February, 2007. In a jury verdict, the plaintiff was awarded the sum of $13 million for his claims, which amount was trebled in accordance with applicable antitrust law. As a result, on or about February 21, 2007, judgment was entered in favor of plaintiffs in the amount of $39 million, plus the costs of suit, including a reasonable attorney’s fee. Plaintiffs claim that costs of suit and attorney’s fees together exceed $4.7 million. The Company filed post-trial claims for relief (including a motion for a new trial and a motion for a judgment as a matter of law) and, if necessary, it intended to initiate the appeals process. The enforcement of the judgment was stayed during the pendency of the motion for a new trial. At the time post trial motions were filed, the Company believed, and outside counsel concurred, that it was remote that the post trial motion process would be concluded before December 31, 2007, however on October 25, 2007 the Company’s post trial motions were denied by the United States District Court for the Southern District of Mississippi. The Company would have been required to post a $20 million bond by November 8, 2007 and grant a subordinated security interest in its assets for $23.7 million representing the remaining amount of the judgment including plaintiff legal fees within 30 days from the date of judgment in order to appeal this matter. In response to this development, on November 5, 2007, the Company executed a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Webb. The Company paid $20 million from existing cash on hand one business day from execution of the Settlement Agreement and will pay the sum of $4.7 million for Webb’s previously claimed attorney fees 30 business days thereafter. No later than two business days after the final payments are made, Webb shall file the necessary pleadings to dismiss the action with prejudice. After the fulfillment of all conditions of the Settlement Agreement and Mutual Release, the Company believes it will have no further obligation with respect to the Webb litigation.

The Company had a dispute with Hasbro, Inc. that was filed in the U.S. District Court in Rhode Island related to the calculation of royalty payments from 1999-2002 on the sale and license of certain of Progressive’s branded slot machines. Hasbro was seeking monetary damages in excess of $8 million. On October 25th, 2007 the parties entered into a settlement agreement and mutual release of all claims whereby the parties agreed to release all claims between them and settle all disputes with no admission of wrongdoing, and for the Company to pay Hasbro the sum of $2.7 million, with payment as follows: $1.0 million within 5 days of the execution of the settlement agreement, $1.0 million no later than September 15, 2008, and $0.7 million no later than March 15, 2009; provided, however that such payment obligation may be reduced by $0.1 million if the last payment is made by December 15, 2008, and may be reduced by an additional $0.1 million in the event the final amount is paid no later than September 15, 2008.

On or about May 8, 2006, the Company was served with a First Amended Complaint by Gregory F. Mullally in regards to a case pending in the United States District Court for the District of Nevada. Mr. Mullally’s First Amended Complaint added the Company and over ten other defendants in a case that has been pending since 2005. The case makes various legal claims relating to an allegation that Mr. Mullally owns the Internet rights to the proprietary table games known as Caribbean Stud® and 21 Superbucks. The Company believes this case is without merit and intends to defend this claim vigorously. The Company believes there is a remote chance of success by Mullally. The Company cannot currently estimate potential losses related to this claim as Mullally has not provided any assessment or estimation of damages. The Company is currently awaiting a ruling on its Motion for a Summary Judgment.

On or about August 1, 2006, the Company was served with a Complaint by DTK, LLC in regards to a case pending in the Circuit Court of Harrison County, Mississippi, First Judicial District. The Complaint makes various legal claims surrounding allegations that Progressive is responsible for damages caused by Hurricane Katrina to its former facility in Gulfport. Trial on this case was set to occur within a three week period starting in January, 2008. The Company intends to defend this claim vigorously. Plaintiffs are seeking losses of approximately $0.5 million. The Company believes there is a remote chance DTK will prevail on its claims and be awarded the full amount they seek and we believe any likely losses related to the damage to the facility are substantially less that the amount sought by DTK.

The Company was sued by Paltronics, Inc. in the U.S. District Court District of Nevada in a case filed on August 26, 2006. Paltronics alleges patent infringement in regards to an embodiment of multi screen presentations that Progressive sells as an-add on module for slot machines. The Company believes it is well positioned to defend against this claim. This case is still in the early stages and the Company cannot currently make an assessment of the outcome, but intends to defend this case vigorously. The Company believes that the Plaintiffs are seeking damages in excess of $1 million, and that Paltronics’ chance of success is remote as we do not believe we infringe the patent at issue.

On or about February 14, 2007, the Company was served with a complaint by CEI Holding, Inc. in regards to a case pending in the Eighth Judicial District Court, Clark County Nevada (Case Number: A535019). CEI Holding claims that Progressive allegedly failed to pay the accounts payable obligations of Casino Excitement, Inc. pursuant to a 2002 stock purchase agreement wherein Casino Excitement, Inc. (the Company’s former exterior sign business) was sold by the Company to CEI Holdings, Inc. This case is still in the early stages and the Company cannot currently make an assessment of the outcome, but intends to defend this case vigorously. CEI Holdings, Inc. is claiming damages of approximately $0.5 million. The Company believes the likelihood of success by CEI Holdings, Inc. is remote.

In addition to the items listed above, from time to time the Company is also involved in other legal matters, litigation, claims and proceedings in the ordinary course of its business operations, including matters involving bankruptcies of debtors, collection efforts, disputes with former employees and other matters. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. At this time management has not reached a determination that any of the matters listed above or the Company’s other litigation matters are expected to result in liabilities that will have a material adverse effect on the Company’s financial position or results of operations.

13. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of basic and diluted earnings (loss) per share (unaudited):

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended September 30, 2007:
Loss from continuing operations	$(4,739)	$(4,739)
Loss from discontinued operations	(34,998)	(34,998)

Net loss	$(39,737)	$(39,737)

Weighted average common shares	38,335	38,335
Per share amount
Loss from continuing operations	$(0.12)	$(0.12)
Loss from discontinued operations	(0.92)	(0.92)

Net loss	$(1.04)	$(1.04)

For the three months ended September 30, 2006:
Loss from continuing operations	$(5,375)	$(5,375)
Income from discontinued operations	2,124	2,124

Net loss	$(3,251)	$(3,251)

Weighted average common shares	34,590	35,389
Per share amount
Loss from continuing operations	$(0.15)	$(0.15)
Income from discontinued operations	0.06	0.06

Net loss	$(0.09)	$(0.09)

For the nine months ended September 30, 2007:
Loss from continuing operations	$(17,097)	$(17,097)
Loss from discontinued operations	(65,602)	(65,602)

Net loss	$(82,699)	$(82,699)

Weighted average common shares	36,010	36,010
Per share amount
Loss from continuing operations	$(0.47)	$(0.47)
Loss from discontinued operations	(1.83)	(1.83)

Net loss	$(2.30)	$(2.30)

For the nine months ended September 30, 2006:
Loss from continuing operations	$(27,210)	$(27,210)
Income from discontinued operations	751	751

Net loss	$(26,459)	$(26,459)

Weighted average common shares	34,473	35,343
Per share amount
Loss from continuing operations	$(0.79)	$(0.79)
Income from discontinued operations	0.02	0.02

Net loss	$(0.77)	$(0.77)

Dilutive stock options and warrants of 0.2 million and 0.3 million for the three and nine months ended September 30, 2007, and 0.8 million and 0.9 million for the three and nine months ended September 30, 2006, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

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

Both parties entered into a three year Manufacturer’s Supply Agreement at the close of the transaction, whereby MSG would purchase electronics from the Company at its standard OEM pricing. For the nine months ended September 30, 2007, MSG purchased $0.3 million in electronic displays and related products from the Company. In addition, under the Manufacturer’s Supply Agreement, MSG provided the Company assembly, testing, shipping and warehousing services at MSG’s warehouse at hours worked plus any overhead associated with providing these services, multiplied by 110%. On January 3, 2006, the Company terminated this portion of the agreement and is currently using a third party contract manufacturer in Las Vegas, Nevada to provide these same services.

From time to time, the Company purchases signage and sign related products from MSG in conjunction with its progressive jackpot systems. During the nine months ended September 30, 2007, the Company purchased $0.4 million from MSG.

In 2005, the Company entered into a worldwide exclusive license with Magellan Technology Pty Limited (“Magellan”). The Company licensed, on an exclusive basis, Magellan’s rights to its RFID reader, tag and related intellectual property for any gaming applications for $3.1 million. The Company also completed the purchase of a minority interest in Magellan in 2006. In connection with the Company’s exclusive global master license to use Magellan’s RFID technology in gaming worldwide, the Company purchased $0.1 million of inventory from Magellan during the nine months ended September 30, 2007.

15. SEGMENT REPORTING

The Company’s business historically consisted of two reportable segments: (i) slot and table games, and (ii) systems. The slot and table games business segment, which was reclassified to discontinued operations as of June 30, 2007, included the development, licensing and distribution of proprietary slot and table games. Revenues were derived from leases, revenue sharing arrangements, royalty and license fee arrangements with casinos and gaming suppliers. The Company’s systems segment offers a suite of products that when combined, supports every facet of a gaming operation, and consolidates the management of slot machines, table games, server-based gaming, account wagering, marketing and cage into one fully integrated system.

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

As a result of the reclassification of the slot and table games segment to discontinued operations as of June 30, 2007, all of the Company’s continuing operations are now included in the systems segment.

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three and nine months ended September 30, 2007 and 2006 consists of (unaudited):

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Operations	2007	2006	2007	2006
Revenues:
North America	$11,879	$10,181	$33,239	$29,335
Australia / Asia	2,107	1,777	7,052	3,733
Europe	4,338	2,201	11,583	7,096

Total	$18,324	$14,159	$51,874	$40,164

(Loss) income from continuing operations:
North America	$(4,897)	$(4,624)	$(16,540)	$(23,535)
Australia / Asia	(136)	232	(16)	65
Europe	294	(983)	(541)	(3,740)

Total	$(4,739)	$(5,375)	$(17,097)	$(27,210)

Depreciation and amortization:
North America	$1,119	$996	$3,356	$3,109
Australia / Asia	186	165	262	243
Europe	637	593	1,863	1,718

Total	$1,942	$1,754	$5,481	$5,070

16. GUARANTOR FINANCIAL STATEMENTS

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2007 (Unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$28,042	$—	$2,236	$—	$30,278
Accounts receivable, net	13,327	9	6,799	—	20,135
Contracts receivable, net	399	—	344	—	743
Inventories, net	4,564	—	1,371	—	5,935
Prepaid expenses	2,622	—	507	—	3,129

Total current assets	48,954	9	11,257	—	60,220
Property and equipment, net	3,156	131	1,009	—	4,296
Intangible assets, net	11,502	6,426	8,399	—	26,327
Goodwill	—	14,722	29,509	—	44,231
Investments in and loans to subsidiaries	45,479	—	—	(39,441)	6,038
Other assets	6,392	—	—	—	6,392
Noncurrent assets of discontinued operations	2,811	—	—	—	2,811

Total assets	$118,294	$21,288	$50,174	$(39,441)	$150,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other current liabilities	$72,660	$—	$5,361	$—	$78,021
Accrued litigation charge	24,677	—	—	—	24,677
Current liabilities of discontinued operations	6,303	—	—	—	6,303
Intercompany transactions	(22,742)	(10,588)	33,330	—	—

Total current liabilities	80,898	(10,588)	38,691	—	109,001
Long-term debt, net	—	—	—	—	—
Other liabilities, long term	2,847	—	267	—	3,114
Noncurrent liabilities of discontinued operations	1,309	—	—	—	1,309
Deferred tax liability	(2,953)	—	3,651	—	698
Stockholders’ equity	36,193	31,876	7,565	(39,441)	36,193

Total liabilities and stockholders’ equity	$118,294	$21,288	$50,174	$(39,441)	$150,315

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,236	$—	$2,947	$—	$7,183
Accounts receivable, net	13,398	101	4,319	—	17,818
Contracts receivable, net	4	5,505	898	—	6,407
Inventories, net	9,550	—	1,936	—	11,486
Other current assets	4,032	—	415	—	4,447

Total current assets	31,220	5,606	10,515	—	47,341
Contract sales and notes receivable, net	—	164	—	—	164
Property and equipment, net	4,560	131	765	—	5,456
Goodwill and intangible assets, net	40,916	37,696	38,287	—	116,899
Investments in and loans to subsidiaries	61,182	—	—	(55,145)	6,037
Other assets	10,233	53	3	—	10,289

Total assets	$148,111	$43,650	$49,570	$(55,145)	$186,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other current liabilities	$23,136	$73	$4,449	$—	$27,658
Intercompany transactions	(29,860)	(3,595)	33,455	—	—

Total current liabilities	(6,724)	(3,522)	37,904	—	27,658
Long-term debt, net	62,051	—	—	—	62,051
Other liabilities, long term	621	—	73	—	694
Deferred tax liability	8,236	—	3,620	—	11,856
Stockholders’ equity	83,927	47,172	7,973	(55,145)	83,927

Total liabilities and stockholders’ equity	$148,111	$43,650	$49,570	$(55,145)	$186,186

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2007 (Unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$13,397	$—	6,445	$(1,518)	$18,324
Cost of sales	6,983	—	2,725	(1,518)	8,190
Other operating expenses	8,406	(1)	3,254	—	11,659

Operating income (loss)	(1,992)	1	466	—	(1,525)
Equity in earnings of subsidiaries	159	—	—	(159)	—
Interest expense, net	(2,123)	—	(308)	—	(2,431)
Loss on early retirement of debt	(783)	—	—	—	(783)

Income (loss) from continuing operations before income tax benefit	(4,739)	1	158	(159)	(4,739)
Income tax benefit	—	—	—	—	—

Income (loss) from continuing operations	(4,739)	1	158	(159)	(4,739)
Loss from discontinued operations, net of taxes	(34,998)	(7,020)	(192)	7,212	(34,998)

Net loss	$(39,737)	$(7,019)	$(34)	$7,053	$(39,737)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2006 (Unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elim- Inations	Consolidated
Revenues	$10,306	$—	$3,978	$(125)	$14,159
Cost of sales	4,205	264	1,425	(125)	5,769
Other operating expenses	7,133	1,494	3,028	—	11,655

Operating loss	(1,032)	(1,758)	(475)	—	(3,265)
Equity in loss of subsidiaries	(2,431)	—	—	2,431	—
Interest expense, net	(1,912)	78	(276)	—	(2,110)

Loss from continuing operations before income tax benefit	(5,375)	(1,680)	(751)	2,431	(5,375)
Income tax benefit	—	—	—	—	—

Loss from continuing operations	(5,375)	(1,680)	(751)	2,431	(5,375)
Income from discontinued operations, net of taxes	2,124	6,933	(12)	(6,921)	2,124

Net income (loss)	$(3,251)	$5,253	$(763)	$(4,490)	$(3,251)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2007 (Unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$34,186	$3,281	$18,635	$(4,228)	$51,874
Cost of sales	16,136	3,316	8,617	(4,228)	23,841
Other operating expenses	25,414	284	9,671	—	35,369

Operating (loss) income	(7,364)	(319)	347	—	(7,336)
Equity in earnings of subsidiaries	(876)	—	—	876	—
Interest expense, net	(8,074)	—	(904)	—	(8,978)
Loss on early retirement of debt	(783)	—	—	—	(783)

Loss from continuing operations before income tax benefit	(17,097)	(319)	(557)	876	(17,097)
Income tax benefit	—	—	—	—	—

Loss from continuing operations	(17,097)	(319)	(557)	876	(17,097)
Loss from discontinued operations, net of taxes	(65,602)	(14,728)	(460)	15,188	(65,602)

Net loss	$(82,699)	$(15,047)	$(1,017)	$16,064	$(82,699)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2006 (Unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elim- inations	Consolidated
Revenues	$29,460	$—	$10,829	$(125)	$40,164
Cost of sales	12,066	3,272	4,472	(125)	19,685
Other operating expenses	30,383	2,463	9,229	—	42,075

Operating loss	(12,989)	(5,735)	(2,872)	—	(21,596)
Equity in loss of subsidiaries	(9,331)	—	—	9,331	—
Interest expense, net	(4,890)	78	(802)	—	(5,614)

Loss from continuing operations before income tax benefit	(27,210)	(5,657)	(3,674)	9,331	(27,210)
Income tax benefit	—	—	—	—	—

Loss from continuing operations	(27,210)	(5,657)	(3,674)	9,331	(27,210)
Income from discontinued operations, net of taxes	751	6,665	951	(7,616)	751

Net loss	$(26,459)	$1,008	$(2,723)	$1,715	$(26,459)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Nine Months Ended September 30, 2007 (Unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(14,561)	$332	$(937)	$—	$(15,166)
Net cash provided by (used in) discontinued operating activities	(1,928)	(332)	769	—	(1,491)

Net cash used in operating activities	(16,489)	—	(168)	—	(16,657)

Cash flows from investing activities:
Purchase of property and equipment	(539)	—	(638)	—	(1,177)
Proceeds from sale of property and equipment	9	—	—	—	9
Purchases of intangible assets	(1,032)	—	—	—	(1,032)

Net cash used in continuing investing activities	(1,562)	—	(638)	—	(2,200)
Net cash provided by (used in) discontinued investing activities	19,614	—	—	—	19,614

Net cash used in investing activities	18,052	—	(638)	—	17,414

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(10,950)	—	(5)	—	(10,955)
Proceeds from long-term debt and notes payable	3,200	—	—	—	3,200
Purchase of treasury stock	(134)	—	—	—	(134)
Proceeds from issuance of common stock	30,127	—	—	—	30,127

Net cash provided by (used in) financing activities	22,243	—	(5)	—	22,238

Effect of exchange rate changes on cash and cash equivalents	—	—	100	—	100
Increase (decrease) in cash and cash equivalents	23,806	—	(711)	—	23,095
Cash and cash equivalents, beginning of period	4,236	—	2,947	—	7,183

Cash and cash equivalents, end of period	$28,042	$—	$2,236	$—	$30,278

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	For the Nine Months Ended September 30, 2006 (Unaudited)
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elim- inations	Consolidated
Net cash provided by (used in) continuing operating activities	$(11,099)	$350	$1,438	$—	$(9,311)
Net cash provided by (used in) discontinued operating activities	1,353	(228)	804	—	1,929

Net cash provided by (used in) operating activities	(9,746)	122	2,242	—	(7,382)

Cash flows from investing activities:
Purchase of property and equipment	(1,467)	(5)	(183)	—	(1,655)
Purchase of minority investments	(6,000)	—	—	—	(6,000)
Purchase of business operations	—	—	(599)	—	(599)
Proceeds from sale of property and equipment	5	—	1	—	6
Purchases of intangibles	(4,201)	—	—	—	(4,201)

Net cash used in continuing investing activities	(11,663)	(5)	(781)	—	(12,449)
Net cash used in discontinued investing activities	(1,065)	—	—	—	(1,065)

Net cash used in investing activities	(12,728)	(5)	(781)	—	(13,514)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(114)	—	(9)	—	(123)
Residual costs of equity offering	(151)	—	—	—	(151)
Proceeds from long-term debt and notes payable	15,136	—	—	—	15,136
Debt issuance costs	(2,039)	—	—	—	(2,039)
Purchase of treasury stock	(329)	—	—	—	(329)
Proceeds from issuance of common stock	1,429	—	—	—	1,429

Net cash provided by (used in) financing activities	13,932	—	(9)	—	13,923

Effect of exchange rate changes on cash and cash equivalents	—	—	(366)	—	(366)
Increase (decrease) in cash and cash equivalents	(8,542)	117	1,086	—	(7,339)
Cash and cash equivalents, beginning of period	12,387	(117)	1,811	—	14,081

Cash and cash equivalents, end of period	$3,845	$—	$2,897	$—	$6,742

17. STOCK-BASED COMPENSATION

At September 30, 2007, the Company has stock-based employee and director compensation plans, which are described below. On January 1, 2006, PGIC adopted the fair value recognition provision of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

The cost charged against operating loss for the three and nine months ended September 30, 2007 and 2006, respectively, for stock-based compensation was $0.8 million and $2.7 million compared to $0.7 million and $5.3 million, and no stock-based compensation cost was capitalized in inventory during those periods. The cost charged against discontinued

operations for the three and nine months ended September 30, 2007 and 2006, respectively, for stock-based compensation was $0.1 million and $0.1 million compared to $0.2 million and $0.4 million. The Company generally issues new shares to settle stock option exercises and vested stock awards.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007		2006
Range of values:	Low	High	Low	High
Expected volatility	54.3%	68.0%	60.0%	60.0%
Expected dividends	—	—	—	—
Expected term (in years)	4.3	6.9	4.5	4.5
Risk free rate	4.47%	5.16%	4.68%	5.21%

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

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to the Company’s employees, directors and consultants. Options issued under the plan are generally granted with an exercise price equal to the fair market value on the date of grant, become exercisable at the rate of 1/48th per month, and have a term of seven years. Restricted stock awards granted under the plan typically vest at the rate of one-third per year on each of the first through third anniversaries of the date of grant. The 2005 Equity Incentive Plan, which was adopted during 2005, is intended as the successor to the Company’s Stock Option Plan, Employee Stock Incentive Plan, and New Hire Equity Incentive Plan (the “predecessor plans”). As of September 30, 2007, the aggregate number of shares of the Company’s common stock that may be issued under the 2005 Equity Incentive Plan is 2,786,956, subject to certain increases from time to time as set forth in that plan.

At September 30, 2007, the Company had outstanding restricted stock awards which were granted under the 2005 Equity Incentive Plan and the predecessor plans. Restricted stock awards granted under the 2005 Equity Incentive Plan typically vest ratably over a service period of three years, and compensation expense is based upon the grant date fair value, calculated as the quoted market price of the Company’s stock on the grant date times the number of shares expected to vest. Restricted stock awards granted under the predecessor plans generally vest ratably over a period of three years, subject to the achievement of target market prices for the Company’s stock, and have a term of ten years. Compensation cost for these awards is based upon the number of shares expected to vest, times the quoted market price of the Company’s stock on the accounting measurement date, which is typically the date on which both the service condition and target market price condition have been met.

A summary of activity under the 2005 Equity Incentive Plan and the predecessor plans as of September 30, 2007, and changes during the nine months then ended is presented below:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Options:
Outstanding at December 31, 2006	2,539	$7.67
Granted	778	5.85
Exercised	(124)	5.50
Forfeited or expired	(371)	8.50

Outstanding at September 30, 2007	2,822	$7.15	5.6	$391

Exercisable at September 30, 2007	1,449	$7.11	4.8	$236

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2006	344	$9.10
Granted	40	7.44
Vested	(66)	9.21
Forfeited or cancelled	(33)	10.90

Outstanding at September 30, 2007	285	$8.63

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

A summary of option activity under the Director Stock Option Plan as of September 30, 2007, and changes during the nine months then ended is presented below:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	452	$7.06
Granted	75	5.52
Exercised	(10)	4.38
Forfeited or expired	(10)	4.38

Outstanding at September 30, 2007	507	$6.94	6.5	$128

Exercisable at September 30, 2007	354	$6.50	5.5	$128

Additional Share-Based Compensation Information

	Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2007	2006
2005 Equity Incentive Plan and predecessor plans:
Weighted average grant date fair value per share of options granted during the period	$3.12	$4.12
Total fair value of options that vested during the period	2,100	3,245
Total intrinsic value of options exercised during the period	154	332
Director Stock Option Plan:
Weighted average grant date fair value per share of options granted during the period	$4.39	$4.54
Total fair value of options that vested during the period	397	252
Total intrinsic value of options exercised during the period	47	—

Cash received during the nine months ended September 30, 2007 and 2006 from option exercises under all share-based payment arrangements was $0.7 million and $0.5 million, respectively.

The total unrecognized compensation cost related to nonvested options and restricted stock awards under all share-based compensation plans at September 30, 2007 was $7.3 million. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Warrants Issued to Vendors

Along with the stock option plans discussed above, the Company may from time to time grant stock warrants to various licensors as well as other individuals with whom the Company does business. From 1998 to 2000, the Company entered into various licensing agreements with Hasbro, Inc. and Hasbro International, Inc. (together, “Hasbro”) which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademark Clue®. In exchange for these license agreements, the Company granted Hasbro warrants to purchase up to 125,000 shares of the Company’s common stock for each license at an average exercise price of $6.13 per share. At September 30, 2007, none of these warrants remain outstanding.

From 1998 to 2000, the Company entered into a licensing agreement with Ripley Entertainment which granted the Company rights to intellectual property, including rights to develop and market gaming devices and associated equipment under the trademark for Ripley’s Believe It® or Not!®, in exchange for which the Company granted Ripley’s Entertainment a warrant to purchase up to 35,000 shares of the Company’s common stock at an exercise price of $6.75 per share. This warrant has expired.

During 2006, the Company licensed certain intellectual property rights from Harrah’s License Company, LLC in exchange for 325,000 warrants to purchase shares of the Company’s common stock at an exercise price of $7.50 per share. These warrants were valued using the Black-Scholes-Merton option-pricing model using volatility of 60%, expected life of six years, risk free rate of 4.79%, and expected dividends of zero. These warrants remain outstanding and exercisable at September 30, 2007.

At September 30, 2007, the total number of uncancelled warrants issued in exchange for license agreements was 325,000, with a weighted average exercise price of $7.50 per share.

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

No stock purchase warrants were issued during the three and nine months ended September 30, 2007.

A summary of the status of the Company’s warrants issued to vendors at September 30, 2007 and changes during the six months then ended is presented in the table below:

(Amounts in thousands, except per share amounts)	Number of Shares	Wtd. Average Exercise Price
Warrants outstanding at December 31, 2006	898	$7.95	(1)
Granted	—	—
Exercised	—	—
Cancelled	(223)	8.00

Warrants outstanding at September 30, 2007	675	$7.69

Warrants exercisable at September 30, 2007	675	$7.69

(1)	The weighted average exercise price at December 31, 2006 excludes 75,000 warrants for which the exercise price was set on August 4, 2007 in accordance with the warrant agreement.

The costs charged to the statement of operations for the three and nine months ended September 30, 2007 related to warrants issued to vendors were $0.6 million and $1.1 million, respectively.

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

Following is a summary of the status of these options and warrants at September 30, 2007 and changes during the nine months then ended:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Options and warrants assumed:
Outstanding at December 31, 2006	427	$16.10
Granted	—	—
Exercised	—	—
Forfeited or expired	125	17.91

Outstanding and exercisable at September 30, 2007	302	$15.39	1.2	$—

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

General Information

We are a global supplier of integrated casino and jackpot management solutions for the gaming industry. This technology is widely used to enhance casino operations and help drive greater revenues for existing products. Our products include multiple forms of regulated wagering solutions in wired, wireless and mobile formats.

We offer a suite of products that when combined, supports every facet of a gaming operation, and consolidates the management of slot machines, table games, server-based gaming, account wagering, marketing and cage into one fully integrated system. The system can support from one venue to several hundred venues in a multi-site configuration. Our current revenues are primarily comprised of software, hardware and support services, which comprise both upfront payments as well as recurring fees.

Previously, we developed, acquired and distributed table and slot game content as well as software products to meet the needs of gaming operators worldwide. In 2004, we began repositioning our business to focus solely on technology and game content and completed a series of acquisitions and divestitures to reposition our company. During the quarter ended June 30, 2007, we entered into an arrangement to divest our slot games division. We completed the sale of our table games division to Shuffle Master, Inc. on September 28, 2007.

Prior to June 30, 2007, our company included both our systems segment and the table and slot games segment pursuant to which we developed, acquired, licensed and distributed proprietary and non-proprietary branded and non-branded table and slot games. As a result of the sale of our slot and table businesses, we have classified the slot and table games segment as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” — see Note 3 in the Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and 2006

Revenues and cost of revenues:

(in thousands)	2007	2006
Systems revenues and gross profit
Revenues	$18,324	$14,159
Cost of revenues	8,190	5,769

Gross profit	$10,134	$8,390

Systems installation base
Slot management	71,722	54,300
Table management	4,874	2,530

Systems revenues and gross profit. Our systems revenues for the three months ended September 30, 2007 increased by $4.2 million or 29% when compared to the three months ended September 30, 2006 primarily as a result of Casinolink® Jackpot Systems™ (“CJS”) and Casinolink® Enterprise (“Casinolink”) installations. The company’s Casinolink installations were over 3,000 in the third quarter of 2007 and included further expansion of this technology in Canada, Europe and Asia. The Company expects further growth in Casinolink in these regions, particularly in Asia where gaming is experiencing significant growth. We reported a record 1,400 installations of table management systems in the third quarter of 2006, representing growth in the United States, Europe and Asia. CJS, which was introduced to the United States market in mid-2006, has experienced significant growth to just over 9,000 units under management as of September 30, 2007. Historically, this product was approved in all United States jurisdictions except for Nevada. In July 2007, the Company announced that Nevada Gaming Control Board’s Technology Division has approved the CJS for a 60-day field trial at multiple properties in Las Vegas. The Company expects to commercialize CJS in Nevada at the end of 2007 and expects this jurisdiction to be a significant growth driver for this product during 2008.

Gross profit margins decreased to 55.3% in the third quarter of 2007 compared to 59.3% in the third quarter of 2006. The third quarter 2006 profit margins reflected approximately $1.8 million of one-time license transactions with very high margins. Beginning in 2007, the Company has shifted its focus away from these types of transactions and as a result the third quarter of 2007 did not include any one-time license transactions.

Systems installed base. Our slot management installed base increased to 71,722 units as of September 30, 2007 from 54,300 units as of September 30, 2006 led by increases in CJS of approximately 2,500 units and Casinolink® Enterprise of 3,000 units. Our table management installed base also increased to 4,874 units at September 30, 2007 from 2,530 units at September 30, 2006.

Three Months Ended September 30, 2007 and 2006

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2007	2006
Total revenue	$18,324	$14,159
Cost of revenue	8,190	5,769

Gross profit	10,134	8,390
Stock compensation expense	661	717
SG&A expense	6,274	6,394
R&D expense	2,782	2,790
Depreciation and amortization	1,942	1,754

Total operating expenses	11,659	11,655

Loss from operations	(1,525)	(3,265)
Interest expense	(2,431)	(2,110)
Loss on early retirement of debt	(783)	—

Loss from continuing operations before income tax benefit	(4,739)	(5,375)
Income tax benefit	—	—

Loss from continuing operations	(4,739)	(5,375)
Income (loss) from discontinued operations	(34,998)	2,124

Net loss	$(39,737)	$(3,251)

Diluted weighted average common shares	38,335	35,389
Earnings (loss) per share:
Net loss from continuing operations	$(0.12)	$(0.15)
Net income (loss) from discontinued operations	(0.92)	0.06

Net loss per share	$(1.04)	$(0.09)

Selling, general and administrative expense (“SG&A”). SG&A expenses excluding non-cash stock compensation expense decreased approximately $0.1 million from the prior year quarter. SG&A reflect approximately $3 million of annualized cost reductions as a result of the Company’s refined business model. The cost reductions, which were completed during the first half of 2007 are reflected in the discontinued operations line in 2007 and in 2006 for comparative purposes.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. R&D expenses for third quarter of 2007 were consistent with the prior year quarter.

Depreciation and amortization. Depreciation and amortization increased slightly to $1.9 million in the third quarter of 2007 from $1.8 million in the third quarter of 2006 as a result of higher amortization expense from additions to our intellectual property portfolio.

Interest expense. Our interest expense primarily includes interest costs and amortization from our $45 million of 11.875% Senior Secured Notes due 2008 and our $10 million senior secured revolving credit facility. Interest expense increased in the third quarter of 2007 compared to the third quarter of 2006 as a result of slightly higher average borrowings under our credit facility.

Income taxes. During the three months ended September 30, 2007 and 2006, the tax benefit generated from our losses was fully reserved due to our net operating loss position.

Discontinued operations. Included in discontinued operations are the earnings and losses from our slot and table games segment for the quarter ended September 30, 2007 and 2006.

As a result of the completion of table game division sale, we recorded a charge of approximately $35 million in the third quarter of 2007. The charge represents additional costs related to the disposition of this division and includes a $24.7 million charge related to the Webb vs. Mikohn legal settlement. This accrual consists of the $20 million settlement fee we paid from cash on hand on November 5, 2007 and legal fees of approximately $4.7 million which are due 30 business days from the execution of the agreement. The net gain from discontinued operations for the third quarter of 2006 was approximately $2.1 million and included a $3.5 million table games patent license agreement.

Earnings (loss) per share. During the third quarter of 2007, we incurred a loss per fully-diluted share from continuing operations of $0.12 compared to a loss of $0.15 in the prior year period based on weighted average shares of 38.3 million in 2007 and 34.6 million of weighted average diluted shares in 2006. The net loss per share narrowed from the third quarter of 2006 to the third quarter of 2007 as a result of the cost reductions made during 2007.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2007 and 2006

Revenues and cost of revenues:

(in thousands)	2007	2006
Systems revenues and gross profit
Revenues	$51,874	$40,164
Cost of revenues	23,841	19,685

Gross profit	$28,033	$20,479

Systems installation base
Slot management	71,722	54,300
Table management	4,874	2,530

Systems revenues and gross profit. Our systems revenues increased during the first three quarters of 2007 as compared to the same period in 2006 as a result growth in our Casinolink® Jackpot Systems™ (“CJS”) to the North American markets and continued expansion of our Casinolink® Enterprise installations and the acceleration of installations for our TableId systems through our partnership with IGT.

Gross profit margins increased to 54% in the nine months ended September 30, 2007 compared to 51% in the nine months ended September 30, 2006. The improvement is due to higher software license revenues, a larger recurring revenue installed base and better leverage on the Company’s fixed service costs.

Nine Months Ended September 30, 2007 and 2006

Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2007	2006
Total revenue	$51,874	$40,164
Cost of revenue	23,841	19,685

Gross profit	28,033	20,479
Stock compensation expense	2,022	5,147
SG&A expense	20,075	23,684
R&D expense	7,791	8,174
Depreciation and amortization	5,481	5,070

Total operating expenses	35,369	42,075

Loss from operations	(7,336)	(21,596)
Interest expense	(8,978)	(5,614)
Loss on early retirement of debt	(783)	—

Loss from continuing operations before income tax benefit	(17,097)	(27,210)
Income tax benefit	—	—

Loss from continuing operations	(17,097)	(27,210)
Income (loss) from discontinued operations	(65,602)	751

Net loss	$(82,699)	$(26,459)

Diluted weighted average common shares	36,010	35,343
Earnings (loss) per share:
Net loss from continuing operations	$(0.47)	$(0.79)
Net income (loss) from discontinued operations	(1.83)	0.02

Net loss	$(2.30)	$(0.77)

Selling, general and administrative expense (“SG&A”). SG&A expenses excluding non-cash stock compensation expense decreased approximately $3.6 million from the prior year quarter primarily due to non-recurring charges recorded in the first half of 2006 for severance, restructuring and legal settlements. Non-cash stock compensation expense also decreased in the first three quarters of 2007 to $2.0 million from $5.1 million as a result of the additional charges for the initial adoption of SFAS No. 123(R) in the first quarter of 2006. The decrease in stock compensation expense is also attributable to a reduction in headcount.

Research and development expense (“R&D”). R&D consists primarily of personnel and related costs across all of our product lines. R&D expense decreased $0.4 million in the first nine months of 2007 compared to the first nine months of 2006 as a result of the cost reductions in connection with the sale of the slot and table games divisions.

Depreciation and amortization. Depreciation and amortization increased by $0.4 million in the first nine months of 2007 compared to the first nine months of 2006 as a result of higher amortization from additions to our intellectual property portfolio.

Interest expense. Our interest expense primarily includes interest costs and amortization from our $45 million of 11.875% Senior Secured Notes due 2008 and our $10 million senior secured term credit facility. Excluding the $0.8 million in costs for early retirement of debt incurred in the third quarter of 2007, interest expense increased by $3.4 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily as a result of higher outstanding borrowings under our credit facility and as a result of a $1.2 million waiver fee recorded in the second quarter of 2007 referred to above.

Income taxes. During the nine months ended September 30, 2007 and 2006, the tax benefit generated from our losses was fully reserved due to our net operating loss position.

Discontinued operations. Included in discontinued operations are the earnings and losses from our slot and table games segment for the nine months ended September 30, 2007 and 2006.

With the completion of the table game division sale and the slot route and inventory sales, we have recorded a charge of $65.6 million for the nine months ending September 30, 2007. The charge represents impairment charges associated with the adjustment of the carrying values of the assets involved in the sales, including a $24.7 million charge related to the Webb vs. Mikohn legal settlement. This accrual consists of the $20 million settlement fee we paid from cash on hand on November 5, 2007 and legal fees of approximately $4.7 million which are due 30 business days from the execution of the agreement. The net gain from discontinued operations for the nine months ending September 30, 2006 was approximately $0.8 million and included a $3.5 million table games patent license agreement.

Earnings (loss) per share. For the nine months ended September 30, 2007, we incurred a loss per fully-diluted share from continuing operations of $0.47 compared to a loss of $0.79 in the prior year period based on weighted average shares of 38.3 million in 2007 and 35.4 million of weighted average diluted shares in 2006. The net loss per share narrowed from the nine months ended September 30, 2006 to the same period in 2007 as a result of the cost reductions made during 2007.

Liquidity and Capital Resources. The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on the Company’s current operating plan, management believes existing cash, cash forecasted by management to be generated by operations and proceeds from future financing will be sufficient to meet the Company’s working capital and capital requirements through at least December 31, 2007. However, if events or circumstances occur such that the Company does not meet its plans as expected, the Company may not be able to meet its obligations. The Company may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

As more fully described in Part II “Item 1. Legal Proceedings” in this report, the Company is a defendant in the matter Derek Webb et al vs. Mikohn Gaming Corporation. On February 21, 2007, the Company received an adverse jury verdict, and the Company subsequently filed post trial motions. At the time post trial motions were filed, the Company believed, and outside counsel concurred, that it was remote that the post trial motion process would be concluded before December 31, 2007. On October 25, 2007 the Company’s post trial motions were denied by the United States District Court for the Southern District of Mississippi. The Company would have been required to post a $20 million bond by November 8, 2007, and grant a subordinated security interest for $23.7 million representing the remaining amount of the judgment including plaintiff legal fees within 30 days from the date of judgment in order to appeal this matter. In response to this development, on November 5, 2007, the Company executed a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Webb. The Company paid $20 million from existing cash on hand one business day from execution of the Settlement Agreement and $4.7 million for Webb’s previously claimed attorney fees 30 business days thereafter. No later than two business days after the payments are made, Webb shall file the necessary pleadings to dismiss the action with prejudice. After the fulfillment of all conditions of the Settlement Agreement and Mutual Release, the Company believes it will have no further obligation with respect to the Webb litigation.

The Company has been notified by the lender for its Senior Credit Facility that, among other things, the execution of the settlement agreement has caused the Company to be in default under its senior credit facility. If the Company is unable to obtain a waiver of or cure any existing event of default, the lender could seek acceleration of the $10 million of principal currently outstanding under the Senior Credit Facility. The Company intends to refinance the $10 million in principal currently outstanding under the Senior Credit Facility through one or more future financings, which may include the potential issuance of debt, equity or a combination thereof. As a result of this pending matter, the Company has classified the outstanding balance of $10 million under the Senior Credit Facility as current.

In addition to the matters referred to above, the Company has the following obligations that need to be repaid in the next 12 months:

The Company has approximately $45 million of 11.875% Senior Secured Notes due August 2008 (the “Notes”). The Company has issued an irrevocable notice to redeem $15 million of the Notes on November 19, 2007 and intends to refinance this payment through borrowings or other financing alternatives. The Company intends to refinance the remaining $30 million of the Notes in late 2007 or early 2008. The Company will evaluate potential financing alternatives including possible issuances of equity, debt or a combination of both. On October 19, 2007, the Company filed a Form S-3 Shelf Registration Statement pursuant to which the Company registered $50 million of common stock that can be later sold in one or more offerings on terms to be determined at the time of the offering.

The Company believes that if it is not successful in obtaining additional financing, then existing cash and cash forecasted by management to be generated by operations will not be sufficient to meet the Company’s debt repayment obligations and other obligations.

Net cash and cash equivalents at September 30, 2007 were $30.3 million, an increase of $23.1 million compared to December 31, 2006. This change resulted from cash used in operations of $16.6 million, cash provided by investing activities of $17.4 million, cash provided by financing activities of $22.2 million, and effect of foreign exchange rate changes of $0.1 million.

Significant components of cash flows from operations are as follows:

(Amounts in millions)
Net loss	$(82.7)
Loss on discontinued operations	65.6
Depreciation and amortization	5.5
Stock based compensation	2.7
Amortization of debt discount and issue costs	2.3
Other changes in assets and liabilities	(8.6)
Net cash provided used in discontinued operations	(1.5)

Net cash used in operations	$(16.7)

Significant cash flows from investing activities included proceeds from the disposal of the slot and table games segment of $19.8, purchases of fixed assets of $1.2 million and additions to intangible assets of $1 million, including discontinued operations.

Significant cash flows from financing activities during the nine months ended September 30, 2007 were $29.1 million net proceeds from our private equity placement, $1 million from the exercise of options and warrants, and $11 million in payments and $3.2 in borrowings under our senior debt facility.

The Company’s 11.875% senior secured notes and its senior secured revolving line of credit both contain a number of financial and non-financial covenants. Among the more restrictive of these covenants are a senior debt leverage ratio, total debt leverage ratio, minimum EBITDA, minimum cash plus availability and minimum interest coverage.

As of September 30, 2007, the Company had obtained a waiver for all the above referenced covenants except for the minimum cash plus availability of $6 million, which it was in compliance, reporting a cash plus availability balance of $34.2 million.

Capital Expenditures and Other

During the nine months ended September 30, 2007, we spent $1.2 million for purchases of property and equipment and $5.0 million related to the payment of license fees for the purchase of intellectual property.

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

On June 27, 2007, the FASB ratified the EITF consensus on EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which calls for nonrefundable advance payments for goods or services that are to be used in future research and development activities to be deferred and capitalized until such time as the related goods are delivered or the related services are performed, at which point the amounts are to be recognized as an expense. EITF 07-3 is effective for fiscal periods beginning after December 15, 2007. The Company believes the effect of this consensus will not have a material impact on its financial statements.

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

No changes in the Company’s internal control over financial reporting have occurred during the Company’s fiscal quarter ended September 30, 2007, the have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The legal proceedings described in Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2006, including the litigation involving Derek Webb, should be read in conjunction with this disclosure. No material developments related to these various litigation matters have occurred, except as disclosed herein.

We were sued by Derek Webb and related plaintiffs (“Webb”) in the U.S. District Court, Southern District of Mississippi, Jackson Division, in a case filed on December 27, 2002. The plaintiffs alleged state law interference with business relations claims and federal antitrust violations and contended that the Company illegally restrained trade and attempted to monopolize the proprietary table game market in the United States. At trial, Plaintiffs sought monetary damages, penalties and attorneys’ fees in excess of tens of millions of dollars based on the only claims remaining at the time of trial, which were the sham litigation and attempted monopolization claims. Trial on this case was held in January and February, 2007. In a jury verdict, the plaintiff was awarded the sum of $13 million for his claims, which amount was trebled in accordance with applicable antitrust law. As a result, on or about February 21, 2007, judgment was entered in favor of plaintiffs in the amount of $39 million, plus the costs of suit, including a reasonable attorney’s fee. Plaintiffs claim that costs of suit and attorney’s fees together exceed $4.7 million. We filed post-trial claims for relief (including a motion for a new trial and a motion for a judgment as a matter of law) and, if necessary, intended to initiate the appeals process. The enforcement of the judgment was stayed during the pendency of the motion for a new trial. At the time post trial motions were filed, we believed, and outside counsel concurred, that it was remote that the post trial motion process would be concluded before December 31, 2007, however on October 25, 2007 our post trial motions were denied by the United States District Court for the Southern District of Mississippi. We would have been required to post a $20 million bond by November 8, 2007 and grant a subordinated security interest in our assets for $23.7 million representing the remaining amount of the judgment including plaintiff legal fees within 30 days from the date of judgment in order to appeal this matter. In response to this development, on November 5, 2007, we executed a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Webb. We paid $20 million from existing cash on hand one business day from execution of the Settlement Agreement and will pay the sum of $4.7 million for Webb’s previously claimed attorney fees 30 business days thereafter. No later than two business days after the final payments are made, Webb shall file the necessary pleadings to dismiss the action with prejudice. After the fulfillment of all conditions of the Settlement Agreement and Mutual Release, the Company believes it will have no further obligation with respect to the Webb litigation.

We had a dispute with Hasbro, Inc. that was filed in the U.S. District Court in Rhode Island relating to the calculation of royalty payments from 1999-2002 on the sale and license of certain of Progressive’s branded slot machines. Hasbro was seeking monetary damages in excess of $8 million. On October 25th, 2007 the parties entered into a settlement agreement and mutual release of all claims whereby the parties agreed to release all claims between them and settle all disputes with no admission of wrongdoing, and for the Company to pay Hasbro the sum of $2.7 million, with payment as follows: $1.0 million within 5 days of the execution of the settlement agreement, $1.0 million no later than September 15, 2008, and $0.7 million no later than March 15, 2009; provided, however that such payment obligation may be reduced by $0.1 million if the last payment is made December 15, 2008, and may be reduced by an additional $0.1 million in the event the final amount is paid no later than September 15, 2008.

On or about May 8, 2006, we were served with a First Amended Complaint by Gregory F. Mullally in regards to a case pending in the United States District Court for the District of Nevada. Mr. Mullally’s First Amended Complaint added the Company and over ten other defendants in a case that has been pending since 2005. The case makes various legal claims relating to an allegation that Mr. Mullally owns the Internet rights to the proprietary table games known as Caribbean Stud® and 21 Superbucks. We believe this case is without merit and intend to defend this claim vigorously. The Company believes there is a remote chance of success by Mullally. We cannot currently estimate potential losses related to this claim as Mullally has not provided any assessment or estimation of damages. We are currently awaiting a ruling on our Motion for a Summary Judgment.

On or about August 1, 2006, we were served with a Complaint by DTK, LLC in regards to a case pending in the Circuit Court of Harrison County, Mississippi, First Judicial District. The Complaint makes various legal claims surrounding allegations that Progressive is responsible for damages caused by Hurricane Katrina to DTK’s former facility in Gulfport. Trial on this case was set to occur within a three week period starting in January, 2008. The Company intends to defend this claim vigorously. Plaintiffs are seeking losses of approximately $0.5 million. The Company believes there is a remote chance DTK will prevail on its claims and be awarded the full amount they seek and we believe any likely losses related to the damage to the facility are substantially less that the amount sought by DTK.

We were sued by Paltronics, Inc. in the U.S. District Court District of Nevada in a case filed on August 26, 2006. Paltronics alleges patent infringement in regards to an embodiment of multi screen presentations that we sell as a module for slot machines. We believe we are well positioned to defend against this claim. This case is still in the early stages and the Company cannot currently make an assessment of the outcome, but intends to defend this case vigorously. The Plaintiffs are seeking damages in excess of $1 million. We believe that Paltronics’ chance of success is remote as we do not believe we infringe the patent at issue.

On or about February 14, 2007, the Company was served with a complaint by CEI Holding, Inc. in regards to a case pending in the Eighth Judicial District Court, Clark County Nevada (Case Number: A535019). CEI Holding claims that Progressive allegedly failed to pay the accounts payable obligations of Casino Excitement, Inc. pursuant to a 2002 stock purchase agreement wherein Casino Excitement, Inc. (the Company’s former exterior sign business) was sold by the Company to CEI Holdings, Inc. This case is still in the early stages and the Company cannot currently make an assessment of the outcome, but intends to defend this case vigorously. CEI Holdings, Inc. is claiming damages of approximately $0.5 million. We believe the likelihood of success by CEI Holdings, Inc. is remote.

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

Historically, we have not generated sufficient cash flow from operations to satisfy our capital requirements and have relied upon debt and equity financing arrangements to satisfy such requirements. If our future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance our debt. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to meet our debt service requirements. There can be no assurance that our existing credit facility or future financing arrangements will be available on acceptable terms, or at all. We recently obtained a waiver from our senior lender of certain borrowing base and qualified cash covenants, and in light of the recent default notice we received from our senior lender related to the execution of the settlement agreement in connection with the Webb litigation and other matters, we will require another waiver if we do not repay or refinance all amounts outstanding under our senior credit facility in the near future. If we are unable to maintain existing financing arrangements, including our credit facility, or obtain future financing, on terms acceptable to us, this may pose a significant risk to our liquidity and ability to meet operational and other cash requirements. Additionally, substantially all of our assets are pledged as security to the lenders under our senior secured credit facility and holders of our Notes. The ability of our stockholders to participate in the distribution of our assets upon our liquidation or recapitalization will be subject to the prior claims of our secured and unsecured creditors. Any foreclosure of our assets by such creditors will materially reduce the assets available for distribution to our stockholders.

*We have substantial debt and debt service requirements, which could have an adverse impact on our business and the value of our common stock.

On September 30, 2007, our total outstanding debt was approximately $54.7 million. On August 4, 2006, we entered into a three-year senior credit facility. Outstanding principal under the facility, which is currently $10 million, bears interest at a reference rate of interest plus an applicable margin (currently 11.00%) or a LIBOR rate plus an applicable margin. We have been notified by the lender for our senior credit facility that, among other things, the execution of the settlement agreement in connection with the Webb litigation has caused us to be in default under our senior credit facility. In connection with this default, the lender has elected to exercise control authority over certain of our bank accounts. If we are unable to obtain a waiver of or cure any existing event of default, the lender could seek acceleration of the $10 million of principal currently outstanding under the senior credit facility, which could cause a cross-default under our 11.875% Senior Secured Notes due 2008 and allow our lenders and noteholders to control our assets which are pledged as collateral under our debt instruments. In addition, we recently issued an irrevocable call notice to redeem, on November 19, 2007, $15 million of our 11.875% Senior Secured Notes due August 2008. We need to obtain additional financing to fund the pending $15 million redemption of our senior secured notes. In addition, we intend to refinance the remaining $30 million in senior secured notes in early 2008. If we fail to redeem the $15 million of senior secured notes on November 19, 2007, our noteholders will have the right to accelerate the maturity of that debt and foreclose upon the collateral securing that debt. In addition, if we fail to comply with the other terms of our debt obligations, including the terms of our senior secured credit facility and our 11.875% senior secured notes due in August 2008, our lenders and the noteholders will have the right to accelerate the maturity of that debt and foreclose upon the collateral securing that debt.

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

*We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.

In light of certain prior disclosures in our consolidated financial statements for the year ended December 31, 2006, and the recent developments in the Webb litigation, our independent registered public accounting firm has provided an updated audit report on our consolidated financial statements for the year ended December 31, 2006. On November 6, 2007, we filed Audited Consolidated Financial Statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004, along with the modified audit report of our independent registered public accounting firm related to the financial statements as of and for the year ended December 31, 2006. The audit report, as updated, indicates that the recent developments related to the Webb litigation, the possibility that we could be in default under our senior credit facility, and the pending redemption of $15 million of our senior secured notes raise substantial doubt about our ability to continue as a going concern.

We intend to obtain additional financing to fund the pending redemption of our senior secured notes, and to repay the entire $10 million principal amount currently outstanding under our senior credit facility. In addition, we intend to refinance the remaining $30 million in senior secured notes in early 2008. However, we cannot guarantee that we will be able to obtain additional financing sufficient to fund the pending redemption and allow us to repay our senior credit facility, or that we will be successful in refinancing the remaining senior secured notes in early 2008.

If we are unable to fund the pending redemption, repay our senior credit facility, or refinance the remaining senior secured notes, the audit report of our independent registered public accounting firm related to the financial statements as of and for the year ended December 31, 2007 may continue to indicate that there is substantial doubt about our ability to continue as a going concern. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, to raise additional capital and to sell our products, and could have a material adverse effect on our business, financial condition and results of operations.

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

Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness, including without limitation, our senior secured credit facility and our senior secured notes. This in turn could have a material adverse effect on our operations, our revenues and thus our common stock value. For example, we have been notified by the lender for our senior credit facility that, among other things, the execution of the settlement agreement in connection with the Webb litigation has caused us to be in default under our senior credit facility. If we are unable to obtain a waiver of or cure any existing event of default, our senior lender could accelerate the $10 million in outstanding principal and interest under our senior secured credit facility. An acceleration of our indebtedness under our senior secured credit facility could result in a payment default under our senior secured notes, and the trustee of those notes could accelerate the $45 million (or, if we are able to complete the noticed $15 million redemption, $30 million) in outstanding principal and interest under those notes. In the event we were unable to restructure or refinance this debt or secure financing to repay this debt, our lenders could foreclose upon the collateral securing that debt.

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

*We may not realize expected benefits from the sale of our table game assets to Shuffle Master.

In connection with the recent sale of our table game division, or TGD, assets to Shuffle Master Inc., or Shuffle Master, the purchase agreement for that sale and a related 5-year technology license to integrate our Casinolink Jackpot System, or CJS, progressive jackpot system module for use with Shuffle Master’s progressive specialty table games, we received $3.0 million for the initial integration of our CJS system with Shuffle Master’s tables, which we expect to be completed in the fourth quarter of 2007. The purchase agreement also provides for earn-out payments based on the installed base growth of the TGD assets through 2016 (subject to certain conditions), including $3.5 million in guaranteed minimum payments. We also expect to receive recurring monthly royalty payments for the placement of our CJS on Shuffle Master’s specialty table games. We do not have control over the timing of integration of our CJS progressive jackpot system module for use with certain versions of Shuffle Master’s specialty table games and that integration may be delayed for reasons outside of our control. Furthermore, the timing and amounts of any earn-out or royalty payments related to the sale of the TGD assets and the related license are subject to Shuffle Master’s ownership and operation of those assets, and our inability to manage those assets could result in payments that are substantially lower than we expect, which could adversely affect our revenues and our business.

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

*If our current or proposed products or technologies do not receive regulatory approval, our revenue and business prospects will be adversely affected.

Our products and technologies are in various stages of development. Our development efforts are dependent on factors such as obtaining requisite governmental approvals. Each of these products and technologies requires separate regulatory approval in each market in which we do business, and this regulatory approval may either not be granted at all or not be granted in a timely manner, for reasons primarily outside of our control. In addition, we cannot predict with any accuracy which jurisdictions or markets, if any, will accept and which authorities will approve the operation of our gaming products and technologies, or the timing of any such approvals. A lack of regulatory approval for our products and technologies, or delays in obtaining necessary regulatory approvals, will adversely affect our revenues and business prospects.

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

See “Item 1. Legal Proceedings” in Part II of this Quarterly Report on Form 10-Q and “Item 3. Legal Proceedings” in our Annual Report on Form 10-K filed with the SEC on March 23, 2007 for a description of various legal proceedings in which we are involved and developments related to those proceedings.

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

*We operate in a highly competitive market and may be unable to successfully compete which may harm our operating results.

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

*Our business is closely tied to the casino industry and factors that negatively impact the casino industry may also negatively affect our ability to generate revenues.

Casinos and other gaming operators represent a significant portion of our customers. Therefore, factors that may negatively impact the casino industry may also negatively impact our future revenues. If casinos experience reduced patronage, revenues may be reduced as our games may not perform well and may be taken off of the casino floor altogether.

The level of casino patronage, and therefore our revenues, are affected by a number of factors beyond our control, including:

•	general economic conditions;

•	levels of disposable income of casino patrons;

•	downturn or loss in popularity of the gaming industry;

•	the relative popularity of entertainment alternatives to casino gaming;

•	the growth and number of legalized gaming jurisdictions;

•	local conditions in key gaming markets, including seasonal and weather-related factors;

•	increased transportation costs;

•	acts of terrorism and anti-terrorism efforts;

•	changes or proposed changes to tax laws;

•	increases in gaming taxes or fees;

•	legal and regulatory issues affecting the development, operation and licensing of casinos;

•	the availability and cost of capital to construct, expand or renovate new and existing casinos;

•	the level of new casino construction and renovation schedules of existing casinos; and

•	competitive conditions in the gaming industry and in particular gaming markets, including the effect of such conditions on the pricing of our games and products.

These factors significantly impact the demand for our products and technologies.

In the event that there is a decline in public acceptance of gaming, this may affect our ability to do business in some markets, either through unfavorable legislation affecting the introduction of gaming into emerging markets, or through resulting reduced casino patronage. We cannot assure you that the level of support for legalized gaming or the public use of leisure money in gaming activities will not decline.

*Economic, political and other risks associated with our international sales and operations could adversely affect our operating results.

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily the United Kingdom and Australia, accounted for approximately 40% of our consolidated revenue for the quarter ended September 30, 2007. We expect the percentage of our international sales to continue to increase during the remainder of 2007. Accordingly, our future results could be harmed by a variety of factors, including:

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

*Our business will be seriously jeopardized if we are unable to attract and retain key employees.

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key personnel, particularly in the technology area and continue to grow our existing businesses. We face intense competition for such personnel. The loss of services of any principal member of our management team could adversely impact our operations and ability to raise additional capital.

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

Our quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approval or denial of our products and corporate licenses, the introduction of new products or the seasonality of customer capital budgets, and our operating results have historically been lower in quarters with lower sales. In addition, historically, up to approximately 40% of our revenues have been based on cash-based licensing transactions, the majority of which are generated from intellectual property, content and technology licensing activities. Most of these non-recurring transactional revenues are from gaming supplier original equipment manufacturers, or OEMs, and service providers. Each such transaction has been unique, depending on the nature, size, scope and breadth of the intellectual property, content, or technology that was being licensed and/or the rights the licensee or the buyer wishes to obtain. Also, these licensing transactions often take several months, and in some cases, several quarters, to negotiate and consummate. As a result, our quarterly revenues and net income may vary based on how and when we record these cash-based transactions, and our operating results and stock price could be volatile, particularly on a quarterly basis.

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

The market price for our common stock could decline as a result of sales by existing stockholders of large numbers of shares of our common stock or the perception that such sales may occur. Such sales of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate. Of the approximately 42.0 million shares that that are outstanding as of September 30, 2007, approximately 41.4 million shares generally are freely tradable in the public market.

Additionally, as of September 30, 2007, there were outstanding options, restricted share grants, and warrants to purchase an aggregate of approximately 5.9 million of our shares and we may grant options to purchase up to approximately 1.6 million additional shares under our stock option plans. Shares issued on exercise of those instruments would be freely tradable in the public market, except for any that might be acquired by our officers or directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 13, 2007, the Company entered into a Securities Purchase Agreement for the sale of 6,943,333 shares of the Company’s common stock at a price of $4.50 per share (the “Private Placement”). The closing of the Private Placement occurred on August 16, 2007, resulting in aggregate gross proceeds to the Company of approximately $31,245,000. The Company incurred placement agent and other fees of approximately $2,031,000 in connection with the offer and sale of the shares. The shares were sold to accredited investors.

The proceeds were used to repay debt and for general working capital purposes.

On September 13, 2007, the Company filed a registration statement under the Securities Act of 1933 to register the shares of common stock sold in the Private Placement and certain other shares held by selling stockholders. Under the terms of a Registration Rights Agreement entered into in connection with the Securities Purchase Agreement, the Company was obligated to cause this registration statement to become effective no later than November 5, 2007. The Company is also obligated to use its commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) three years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(k) of the Securities Act. If the Company fails to achieve any of these requirements, it is obligated to pay each purchaser of the common stock sold in the Private Placement partial liquidated damages equal to 1% of the aggregate amount invested by such purchaser, and an additional 1% for each subsequent month this requirement is not met. As required under FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements,” the Company has evaluated the likelihood that a transfer of consideration will occur in connection with the registration payment arrangement, and has determined that as of the date of this filing, the payment of such liquidated damages is not probable, as that term is defined in FASB Statement No. 5, “Accounting for Contingencies.” As a result, the Company has not recorded a liability for this contingent obligation as of September 30, 2007. Any subsequent accruals of a liability or payments made under this registration rights agreement will be charged to earnings in the period they are recognized or paid.

Issuer Repurchases of Equity Securities

The following table summarizes purchases of equity securities by the issuer and affiliated purchasers for the three months ended September 30, 2007:

Period	(a) Total Number of Shares (or Units Purchased)(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans for Programs
August 2007	14,014	$5.14	175,800	$2,000,000
September 2007	882	5.11

(1)	These are shares withheld for income tax purposes at the time of issuance of vested restricted stock awards.
(2)	On August 13, 2002 our Board of Directors authorized the purchase of up to $2 million of our common stock. Since the authorization of the plan, we have purchased approximately 175,800 shares of our common stock for an approximate aggregate of $484,000.

Item 5. Other Information

The unaudited financial statements included in this interim report on Form 10-Q contain updated information from that which the Company furnished on October 31, 2007, including a reduction in the loss from discontinued operations of $19.0 million and the reclassification to current portion of the Company’s $10.0 million outstanding principal balance of its senior revolving credit facility.

The reduction in loss from discontinued operations resulted from the Company’s agreement to settle all outstanding litigation in the Derek Webb, et al (“Webb”) v. Mikohn Gaming Corporation matter. The Company had previously recorded a charge related to this case of $43.7 million, consisting of the total judgment and legal fees. The reduction in loss reduces this charge to reflect the agreed upon $20.0 million settlement and reimbursement of $4.7 million in legal fees.

The Company’s outstanding principal balance of $10.0 million under its Senior Credit Facility was previously classified as long-term debt. The settlement of the Webb matter referred to above may have resulted in an Event of Default (as defined) under the Senior Credit Facility. The Company intends to refinance the $10 million in principal currently outstanding and has classified this balance as current in the accompanying financial statements for September 30, 2007.

Item 6.	Exhibits.

Exhibit	Document Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.2	Amendment to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on March 28, 2006.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.4	Certificate of Designation, Rights, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company, incorporated by reference to Exhibit A of Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000.

4.1	Specimen Certificate of common stock of the Company, incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 11, 2007.

4.2	Rights Agreement, dated June 14, 1999, by and between the Company and U.S. Stock Transfer Corporation, as the Rights Agent, incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed on August 2, 2000.

4.3	Form of Warrant, dated October 22, 2003, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 9, 2004.

4.4	Warrant Agreement, dated August 22, 2001, by and among the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.5	Indenture, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors, incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.6	Guarantee, dated August 22, 2001, by and among the Guarantors named therein, incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.7	Pledge and Security Agreement, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors named therein, incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.8	Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated August 22, 2001, by and among the Company, Stewart Title of Nevada and Firstar Bank, N.A., incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.9	Trademark Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.10	Patent Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.11	Copyright Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.12	Securities Purchase Agreement, dated as of August 13, 2007, by and among the Company and the Investors listed on the signature pages thereto, incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-3 filed on September 13, 2007.

4.13	Registration Rights Agreement, dated as of August 13, 2007, by and among the Company and the Investors listed on the signature pages to the Securities Purchase Agreement, incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-3 filed on September 13, 2007.

10.1	Waiver Letter and Amendment to Amended and Restated Financing Agreement, dated as of July 16, 2007, by Ableco Finance LLC, as Collateral Agent, and Ableco Finance LLC, as Administrative Agent, the Company and the Guarantors party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007.

10.2	Amendment, Consent, and Waiver to Amended and Restated Financing Agreement, dated as of July 16, 2007, by Ableco Finance LLC, as Collateral Agent, and Ableco Finance LLC, as Administrative Agent, the Company and the Guarantors party thereto, incorporated by reference to Exhibit 10.3 to the Company’s Company’s Current Report on Form 8-K filed on October 4, 2007.

10.3	Purchase Agreement, dated as of September 26, 2007, by and between the Company and Shuffle Master, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 1, 2007.

10.4	Software Distribution License Agreement, dated as of September 26, 2007, by and between the Company and Shuffle Master, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on October 1, 2007.

10.5	Settlement Agreement and Mutual Release, dated November 5, 2007, by and among Derek Webb, Prime Table Games, Prime Table Games LLC, Hannah O’Donnell and the Company.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION, Registrant

By:	/s/ HEATHER A. ROLLO
Heather A. Rollo Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the Registrant and as principal financial officer) November 9, 2007