Form 10-K
period 2007-12-31
PROGRESSIVE GAMING INTERNATIONAL CORP
filed 2008-03-17
CIK 912241

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                      .

Commission File No. 0-22752

Progressive Gaming International Corporation

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0218876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

920 Pilot Road, P.O. Box 98686 Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 896-3890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	The NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of the common stock of the registrant as of June 30, 2007 held by non-affiliates was $199,576,553.

The number of shares outstanding of the registrant’s common stock was 61,993,509 as of March 12, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2007.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE

YEAR ENDED DECEMBER 31, 2007

PROGRESSIVE GAMING INTERNATIONAL CORPORATION®

ANNUAL REPORT ON FORM 10-K FOR THE

YEAR ENDED DECEMBER 31, 2007

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

PART I

Item 1. Business

Overview

We are a global supplier of integrated casino and jackpot management solutions for the gaming industry. This technology is widely used to enhance casino operations and help drive greater revenues. Our products include multiple forms of regulated wagering solutions in wired, wireless and mobile formats.

Casino and Jackpot Management Systems. Under the umbrella of Casinolink Enterprise Edition™, we offer a suite of products that when combined, consolidates the management of slot machines, table games, server-based gaming, account wagering, marketing and cage into one fully integrated system. The system can support from one venue to several hundred venues in a multi-site configuration. Casinolink Enterprise Edition™, is comprised of Casinolink ® Patron Suite™, which offers reception, player tracking and marketing functionality; Casinolink ® Intelligence Suite™, which provides casinos with products to manage cage and pit operations, cashless gaming and slot accounting and security functionality; and Casinolink Gaming Suite™ which provides casinos with slot jackpot management tools, player bonusing and media management functionality. Casinolink is designed to centrally manage widely distributed multi-site operations from one location. An operator is able to centrally monitor floor activity, game alarms, revenue generation, players, progressives and mystery jackpots. Casinolink’s flexibility allows for daily operating procedures to be tailored for each individual gaming operation to maintain independence while supporting overall corporate goals and processes.

Table Management Systems. The Table iD™ system (previously marketed as the Intelligent Table System), brings expert technology from three industry-leading companies, Progressive Gaming, International Game

Technology (IGT) and Shuffle Master, Inc. (Shuffle Master) to the table games sector, providing the benefits of accurate and automated data collection and player tracking that we believe was previously only seen in the slot machine sector. Table iD™ is a modular, comprehensive and fully integrated suite of software products that enables casinos to track player activity, monitor games through chip tracking and bet recognition, and provide real time accounting for table games.

Sports and Poker Management Systems. Primeline™ is a race and sports book software system used to manage the operation of a race and sports book. The Primeline™ system encompasses the management of wagering propositions and point of sale (POS) operations for writing and chasing betting tickets and provides full auditing capabilities. Rapid Bet Live™ is designed to yield higher hold percentages than traditional outcome wagers, and allows for live “in game” proposition wagering throughout the entire course of a sporting event. This product is available to sports books throughout Nevada, and can also be installed in various international gaming jurisdictions.

Server-Based Peer to Peer Poker. Branded with Harrah’s Entertainment’s World Series of Poker®, our “Peer to Peer" Texas Hold'em game offers many of the popular features of "Internet style" poker including cashless account-based wagering, the option to play multiple tables/tournaments at the same time and the ability for a player to view their account history, a summary of recently-played games, and even a statistical breakdown of their play.

Formed in May 1986 as a Nevada corporation, Progressive Gaming (formerly Mikohn Gaming Corporation) has transitioned from a company that provided electronic components, signage and jackpot systems, and slot and table games to a systems-centric provider of casino management and progressive systems. We have forged strategic partnerships to greater increase our brand offerings and distribution channels with operators and gaming suppliers such as Harrah’s Entertainment, Inc., Cantor Gaming, IGT, Shuffle Master, and Elixir Gaming Limited (among others). In order to stay on the forefront of technology and industry developments, we are affiliated with a number of key organizations including the American Gaming Association (AGA), the Canadian Gaming Association (CGA) and the Gaming Standards Association (GSA) and we are a Microsoft Certified Solution Provider.

Recent Developments

During the 2007 business year, we have entered into a number of strategic partnerships designed to improve our market and business prospects, and we have introduced a number of new products and enhanced features to our existing products. We also made significant progress on regulatory approvals for Casinolink® Jackpot System™, World Series of Poker® Peer to Peer Texas Hold'em and other new features and functionality for our existing systems offerings.

In February 2007 we signed strategic agreements that will expand the mobile gaming relationship between Progressive and Cantor Gaming. We will be a worldwide distributor of Cantor's mobile gaming systems and Cantor has licensed the rights to Rapid Bet Live and PrimeLine for use with their mobile gaming system's sports wagering applications. Cantor is the exclusive provider of mobile gaming services to the Las Vegas Sands Corporation, which owns and operates The Venetian on the Las Vegas Strip and the Sands Macao.

In July 2007, we entered an agreement with Acres-Fiore to jointly develop a new, innovative mystery jackpot feature for CJS. The new feature will allow for multiple jackpots to be won at random on any game play and will include a “Win Proximity” meter that indicates to players when one of the jackpot awards is close to being hit. The agreement allows Progressive Gaming to add Acres-Fiore’s premium game enhancements to both existing and new CJS installations, subject to regulatory approvals. This new feature of CJS was submitted to Gaming Laboratories International (GLI), in February 2008.

During the second half of 2007 we received approvals and entered into business agreements that we anticipate will enhance our market share as well as position us for greater growth. In Nevada, we received approval to begin field trials of our Casinolink Jackpot Station (CJS), a local and wide-area progressive/mystery jackpot system. Upon successful completion of the field trial and receipt of final approval, the Company will be able to immediately commercialize CJS in Nevada. The CJS technology has already been successfully deployed in casinos throughout the world.

We have also entered into a ten-year strategic alliance with Elixir Group Limited, a provider of gaming technology solutions to the Asia Pacific region gaming markets, to address the growing gaming systems needs for this region, which is fueled by rapid expansion of gaming markets in Macau as well as across Asia. Under this agreement, we are the exclusive provider of Casinolink and other systems to Elixir in specific territories.

In September 2007 we completed the sale of our Table Game Division (TGD) assets to Shuffle Master for an upfront payment and fixed and variable ongoing payments through 2016. In conjunction with the sale, we entered into a separate Technology License Agreement whereby we will receive recurring monthly royalty payments for the placement of the Company's progressive systems, which include CJS, on Shuffle Master's specialty table games.

During the Global Gaming Expo (G2E) held in November 2007, we introduced a number of new products. In the wagering and sports book arena we introduced the PrimeLine Enterprise Edition race and sports book management system as well as our new Rapid Bet Live™ interactive wireless sports wagering platform on Cantor Gaming mobile devices. To address the increasing needs of data analytics in business, we introduced Casinolink Enterprise Edition with Analytics, and the new Progressive Gaming/Acres-Fiore jointly developed innovative mystery progressive game enhancement. We also introduced new updates for the jointly owned and marketed Table iD table management system and our Chip Inventory System (CIS). Table iD is jointly owned, developed and marketed by Progressive Gaming and IGT. We demonstrated our 13.56 MHz Radio Frequency Identification (RFID) technology and updated interfaces to allow for seamless integration with more casino management systems.

In December 2007, Foxwoods Resort Casino selected chips embedded with high frequency RFID tracking technology along with our Chip Inventory System (CIS) table management system for the majority of their table gaming operations. Foxwoods plans to incorporate the Table iD™ table management system with full RFID functionality on approximately 250 of its table games over the next two years and begin implementation of CIS throughout all of its cage operations in the first half of 2008.

In February 2008, we received GLI approval of our server based World Series of Poker® “Peer to Peer” Texas Hold'em game. We expect to begin placing World Series of Poker® “Peer to Peer” Texas Hold'em in Harrah's casinos in certain GLI markets in which they operate prior to making the product available to customers worldwide.

Industry Overview

Global Gaming Industry—Market Size

According to estimates provided by Casino City Press, gaming revenues in North America increased to approximately $107.6 billion in 2006, representing an annual growth rate of over 7.5%. These figures include gaming revenues from commercial casinos, Native American casinos and card rooms, and exclude gaming revenues from cruise ships, sports books, pari-mutuel wagering, charity bingos and lotteries. We believe the continued growth in the gaming industry will help drive an increase in demand for gaming products. Based on our most recent survey of state gaming laws, gaming activities in some form are currently legal in 49 states and the District of Columbia in the United States, and 10 provinces and territories in Canada.

Growth of the Gaming Industry

We believe consumer demand in the gaming industry has been and continues to be driven by several trends including:

•

Rising social acceptability and popularity of gaming as a leisure activity. The gaming industry has grown with the rising popularity and social acceptability of gaming as a leisure activity. According to the American Gaming Association, more than one in five Americans has developed a more favorable view of casino gaming over the past five to ten years. We believe the proliferation of televised poker and poker tournaments has also contributed to the continued increase in consumer spending on gaming. This trend is also evident in international jurisdictions; most notably Macau, China, Singapore, Western and Central Europe and Latin America.

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

•

Legalization of gaming in several U.S. states. Since the beginning of 2004, the legislatures or gaming authorities of several U.S. states, including those in Pennsylvania, Florida, Oklahoma and Maine, have permitted for legalization or expansion of gaming activities within their respective states. Other state legislatures are considering gaming legislation to generate additional tax revenue and stimulate economic development.

•

Proliferation of Native American casino gaming. According to estimates provided by Casino City Press, Native American gaming experienced a growth rate of approximately 10.7% in 2006 over 2005, representing the fastest growing segment of the North American gaming industry.

•

International expansion. Internationally, we anticipate the most significant expansion in regions such as Macau, Southeast Asia and the United Kingdom. We expect Macau to become the largest gaming market, by revenue, in the world and growth is expected to continue under its effort to redevelop the island of Cotai into a Las Vegas-like gaming and entertainment destination market.

Products

Casino and Jackpot Management Systems

We market our suite of software systems under the Casinolink Enterprise Edition™ umbrella. This modular, comprehensive and fully integrated suite of software products centralizes gaming management, including functions such as slots and tables monitoring, reporting and accounting across all casino properties, improving efficiency, tightening security and surveillance, and lowering costs. The Casinolink Enterprise Edition™ modules run on an easy-to-use Microsoft Windows and SQL Server platform. Due to its modular design, our customers can elect to integrate a combination of features or an individual feature into their casino with limited disruption and compatibility issues with their existing back-end systems. The various Casinolink Enterprise Edition™ modules are summarized in the following chart:

Casinolink Enterprise Edition™ is a suite of products that when combined, consolidates the management of slot machines, table games, server-based gaming, account wagering, marketing and cage operations into one fully integrated system. The system can support a single venue or several hundred venues in a multi-site configuration. Casinolink Enterprise Edition™ is comprised of Casinolink Patron Suite, Casinolink Intelligence Suite™ and Casinolink Gaming Suite™.

Within Casinolink Patron Suite, three distinct modules address the needs of casinos to assist in marketing and promotions, tracking game play on both slots and tables, and player registration. Casinolink Intelligence Suite™ provides casinos with products to manage cage and pit operations, cashless gaming, and slot accounting and security. The Casinolink Gaming Suite™ includes slot jackpot management tools, player bonusing, and media management functionality, as well as sports wagering and server-based gaming products.

Casinolink® Jackpot System (CJS). CJS is a comprehensive, robust and proprietary hardware and software solution for centralizing/linking regular and mystery progressive jackpots. With CJS, casino operators can centralize control of progressive and mystery jackpots for their owned slot machines and generate related media displays. Among other things, operators can manage the frequency and size of progressive jackpots, as well as the way “wins” are celebrated on the slot floor. CJS allows casinos to create individual banks of mystery progressives or progressive themed areas of their slot floor, link games for floor-wide bonusing and link thousands of games allowing for expanded jackpots and bonusing across multiple properties.

Table Management Systems

Table Management Systems. The Table iD™ system (previously marketed as the Intelligent Table System), brings expert technology from three industry-leading companies, Progressive Gaming, IGT and Shuffle Master, to the table games sector, providing the benefits of accurate and automated data collection and player tracking that we believe was previously only seen in the slot machine sector. Table iD™ is a modular, comprehensive and fully integrated suite of software products that enables casinos to track player activity, monitor games through chip tracking and bet recognition, and provide real time accounting for table games. The information can be interfaced with the casino’s main database, such as our Casinolink Patron Suite™ or several others vendors’ management systems, and may be used for rewarding players, generating marketing information, and enhancing game security. We believe that improved accuracy and player-initiated ratings are very useful to the casino in identifying and directing complimentary benefits to the customer, and ultimately improving customer loyalty. We believe this solution also enables casinos to better secure the chip activity at their tables and also detect counterfeit chips, while allowing them to redirect supervisor time from administrative to customer-relationship and other tasks.

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

Chip Manager™ can be utilized in conjunction with Table Manager™ for an even more detailed view of table play. With Chip Manager™, manual inputs to track wagers are eliminated by utilizing sensors located at each player position at the table that automatically scan RFID casino chips, which are embedded with microchips that transmit radio frequency signals. The use of RFID casino chips enables casinos to track the amount wagered in real time and in conjunction with CIS detect counterfeit casino chips, and minimize cheating. This real-time data enables our customers to increase casino patron loyalty by more accurately assigning player ratings and more effectively directing complimentary benefits. It also enables casinos to detect counterfeit chips and allows them to redirect supervisor time from administration to customer-relationship and other tasks. In addition, through our agreement with Magellan, we now offer our customers next-generation 13.56-MHz high-frequency RFID technology that utilizes thin flat antennas that significantly increases the speed of chip recognition. For example, our internal testing shows that Chip Manager™ is now capable of reading 100 RFID casino chips in approximately 0.2 seconds. We believe this technology also will support the development of further RFID products suitable for expanding customer service and player tracking.

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

As of December 31, 2007 our table management systems had an installed base of approximately 5,740 tables in North America, Australia, Europe, Macau and South Africa. We believe the adoption of RFID technology as part of the Table iD™ initiatives will increase significantly with the implementation of the Magellan technology.

We are responsible along with IGT for the sale and distribution of Table Manager and Chip Manager, and Shuffle Master will be responsible for the sale and distribution of Card Manager. Pursuant to our product development agreement with Shuffle Master and IGT, we agreed not to manufacture or sell intelligent shoe products for a period of three years (from June 15, 2005), although we may sublicense our IBR patents to third parties.

Sports and Poker Management Systems

Sports. Through our acquisition of VirtGame in the latter part of 2005, we entered the sports wagering market with two distinct products, Primeline™ and Rapid Bet Live™. Primeline™ is a software system used to manage the operation of a race and sports book. The Primeline™ system encompasses the management of wagering propositions and point of sale (POS) operations for writing and chasing betting tickets and provides full auditing capabilities. The Primeline™ system is installed in approximately 30 casinos in Nevada. Rapid Bet Live™ is a real time sports wagering system that received Nevada Gaming approval in June, 2006 and the Gaming Board for the Commonwealth of the Bahamas approval in March 2007. Rapid Bet Live™ is designed to yield higher hold percentages than traditional outcome wagers, and allows for live “in game” proposition wagering throughout the entire course of a sporting event. This product is available to sports books throughout Nevada, and can also be installed in various international gaming jurisdictions. We have also developed and received approval in Nevada for a “wireless” version of the game, which gives patrons the flexibility of placing sports wagers on a wireless device as well as at the betting counter. Nevada Gaming approval of the “wireless” version of Rapid Bet Live™ was received in December, 2006. In November 2007, the PrimeLine™ Enterprise Edition 1.0 race and sports book management system was presented at the seventh annual Global Gaming Expo (G2E) in Las Vegas. Additionally, demonstrations were made of our new Rapid Bet Live™ interactive wireless sports wagering platform on Cantor Gaming mobile devices.

Server-Based Peer to Peer Poker. Progressive Gaming has a limited exclusive license agreement with Harrah's Licensing Company, LLC, whereby Progressive Gaming was granted the right to utilize the World Series of Poker brand in our peer to peer systems based gaming product. World Series of Poker "Peer to Peer" Texas Hold'em offers many of the popular features of “Internet style” poker including cashless account-based wagering, the option to play multiple tables/tournaments at the same time and the ability for a player to view their account history, a summary of recently-played games, and even a statistical breakdown of their play. This multi-player poker system is designed to allow patrons to compete against other players over a real time secure intranet server, allowing operators to offer an unlimited number of tables and variety of configurations and limits while tracking play and delivering promotions through their existing player rewards system. Poker players will no longer need to be physically located at a poker table as they will be able to play World Series of Poker "Peer to Peer" Texas Hold'em at a variety of locations within a casino, including at bars, restaurants or lounges, against players located at the same site or across multiple properties.

We lease our sports and poker wagering products to customers in exchange for recurring revenues consisting of (i) fixed periodic fees, and (ii) a percentage of the “net win” (“net win” produced by a gaming device is defined as gross revenues minus all jackpots, payouts and any approved claims).

Growth Strategies

We aim to be the leading developer and supplier of technology-based gaming products. To improve productivity and profitability, we focus our resources on developing, marketing and distributing higher growth and higher margin products that generate revenues on a recurring basis. To achieve our objective, we have adopted the following key strategies for growth:

•

Increase focus on our table management modules. We believe our table management modules, with state-of-the-art RFID technology licensed through Magellan, bring to the table games sector the benefits of accurate and automated data collection and player tracking previously seen only in the slot games sector. We believe the enhanced performance of chip tracking, coupled with decreasing costs to manufacture RFID-enabled chips, will accelerate the adoption of our table management products across the approximately 52,000 table games worldwide. To increase their marketability, we also intend to market our table management modules as a part of Table iD™. As a part of the Table iD™ alliance, IGT will, among other things, also assist in selling and distributing our Table iD™ suite of products.

•	Market our systems products under the Casinolink Enterprise Edition™ umbrella. Although our systems are capable of operating independently of one another, we believe utilizing multiple modules of Casinolink Enterprise Edition™ together will enhance the system’s functionality. For example, Casinolink Jackpots enables our customers to implement their own multi-site, multi-level progressive jackpot systems in a cost-effective manner. When combined with our table and slot management modules, Casinolink Jackpots and Rewards can create progressive jackpots and bonusing across the entire casino floor. We intend to highlight such value propositions in marketing the Casinolink Enterprise Edition™ products.

•

Market our server-based wagering modules. We have developed a suite of server-based gaming modules to support what we expect will be an eventual shift towards server-based gaming. Products include Casinolink Game Station™, Casinolink Peer to Peer Poker and the Casinolink Sports modules as part of Casinolink Enterprise Edition. We showcased the advancement of server-based gaming at the Global Gaming Expo in November 2007. We expect that the adoption of wireless gaming in various jurisdictions will further accelerate the adoption of server-based wagering, primarily for sports and poker applications.

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

Segment and Geographic Information

Financial information about segments is incorporated herein by reference to Note 25 “Segment Reporting” to our consolidated financial statements included in Part II in this Annual Report on Form 10-K.

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

Casino Management Systems Competition

Our Casinolink® Enterprise Edition™ competes against systems from Octavian, Bally Technologies, Aristocrat, Paltronics, and Atronic. The market for casino management systems is highly competitive in the United States, and is somewhat less competitive internationally. Pricing, product features and functionality, accuracy and reliability are key factors in determining a provider’s success in selling its system. Due to the high initial costs of installing a computerized monitoring system, customers for such systems generally do not change suppliers once they have installed a system. We have been successful primarily with customers in foreign jurisdictions that desire to monitor geographically dispersed casinos from a centralized control facility.

We believe that our products and patents serve as a significant barrier to entry for potential competitors. Our entry level Table iD™ Table Manager version competes with products marketed by Bravo and Bally Technologies, Inc.. To our knowledge, UbiTrak, in partnership with Chipco International, is also developing a competing product.

Manufacturing and Assembly Operations

In January 2006, the Company entered into a three-year agreement with a third party contract manufacturer with facilities in Las Vegas, Nevada to assume significant responsibility for the assembly, warehousing and shipping of many of our systems and media hardware.

The Company’s Las Vegas operation primarily functions as an electronics repair facility and as an assembly, warehousing and distribution hub for proprietary RFID systems procured from third party manufacturers.

Nearly all of the components and raw materials we use in our products are available from many sources. Many suppliers can provide our electronic displays and progressive jackpots and systems hardware products. Accordingly, with the exception of the three-year agreement with a third party contract manufacturer, we are generally not dependent in any significant way upon any single supplier or vendor for components, raw materials or assembly.

Under our technology licensing agreement with Magellan Technology Pty Limited, we may purchase RFID readers and antennas from either Magellan or an approved third party manufacturer. During 2007 we elected to purchase the majority of these components from Magellan, however we expect to expand our business relationship with an approved third party supplier during 2008.

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

Research and Development

Our research and development department is dedicated to developing secure robust systems that are designed to enhance player entertainment value and increase our customer’s revenue stream and operating efficiencies. Headed by our Executive Vice President, Global Operations and Technology, our R&D staff of approximately 73 employees possesses significant experience in the design and development of real-time, distributed software systems typically targeted for use in multi-site casino operations. Our current emphasis is on developing new technologies, and leveraging open gaming standards, to expand and improve Casinolink Enterprise Edition’s™ functionalities including new progressive and marketing packages as well as an Analytics / Business Intelligence module to refresh and grow our installation base. In addition, we are expanding our table management and RFID solutions, and our server based gaming applications—Casinolink Game Station, Peer to Peer Poker, and PrimeLine Enterprise Edition.

We conduct extensive testing on the products we offer to ensure they meet the key performance and quality standards as required by gaming regulators. In addition, our R&D personnel constantly work with our customers to respond to their needs and to ensure compatibility with other products currently available in the market. Moreover, we actively participate in the Gaming Standards Association (GSA) and we also closely monitor the evolving regulatory standards in the gaming industry so that we are able to respond to, address, and most importantly drive new emerging technologies.

We believe our intellectual property rights, patents, trademarks and copyrights are significant assets. In particular, we own or have license rights to over 150 patents across all of our systems offerings and have approximately 100 patent applications pending throughout the world. This portfolio was obtained through acquisition and internal development and has taken over 10 years to aggregate. In addition to internally developed and acquired emerging gaming technologies, we also rely on strategic partnerships to obtain access to intellectual property.

We intend to vigorously protect the investment in our research and development efforts and the unique features of our products and services by maintaining our intellectual property rights. However, we cannot ensure that intellectual property rights will not be infringed. Additionally, we cannot be sure that our pending applications for additional intellectual property rights will be granted. During the years ended December 31, 2007, 2006 and 2005, we expended approximately $10.6 million, $11 million, and $7.2 million, respectively, on research and development activities.

Employees

As of December 31, 2007, we had approximately 264 employees worldwide, of whom approximately 19 were in operations and assembly, 44 in sales and marketing, 79 in installation and service, 73 in research and development and 49 in administration. None of our employees are covered by a collective bargaining agreement. We believe that we enjoy good relations with our employee work force.

Government Regulation

Overview

We are subject to regulation by governmental authorities in most jurisdictions in which our products are sold or used by persons or entities licensed to conduct gaming activities. Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, findings of suitability, registrations and/or other required approvals with respect to us, our personnel and our products are time-consuming and expensive. References in this “Government Regulation” section to “Progressive,” “we,” “us” and “our” are generally to Progressive Gaming International Corporation except where otherwise indicated.

Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable. Despite our experience, we may be unable to obtain or maintain necessary gaming regulatory approvals for us, our products or our personnel.

We, either directly or through our subsidiaries, have approvals that enable us to conduct our business in numerous jurisdictions worldwide, subject in each case to the conditions of the particular approvals. These conditions may include limitations as to the type of game or product we may sell or lease, as well as limitations on the type of facility (such as riverboats) and the territory within which we may operate (such as tribal nations).

Certain Native American tribes throughout the United States that have compacts with the states in which their tribal dominions are located, operate or propose to operate casinos, and these tribes may require suppliers of gaming and gaming-related equipment to obtain authorizations. We have worked and will continue to work with these tribes to obtain and/or maintain the necessary authorizations.

During 2007 we cooperated with certain gaming authorities with respect to the required standard re-licensing of our company in certain jurisdictions, as well as the licensing and qualification of new officers and other individuals. This process is on-going and the results are not expected to have a material adverse effect on us. We continue to cooperate with all gaming regulatory agencies as necessary and applicable to maintain good standing in all jurisdictions in which we hold a license.

Gaming Devices and Equipment

We sell or lease products that are considered to be “gaming devices” or “gaming equipment” in jurisdictions in which gaming has been legalized. Although regulations vary among jurisdictions, each jurisdiction requires various licenses, findings of suitability, registrations, approvals or permits to be held by companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment. We work to maintain all such licenses and/or approvals necessary in order to conduct our business in all such jurisdictions.

Associated Equipment

Some of our products fall within the general classification of associated equipment. “Associated equipment” is equipment that is not classified as a “gaming device,” but which has an integral relationship to the conduct of licensed gaming. Regulatory authorities in some jurisdictions have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrently with the use of associated equipment. In other jurisdictions, the regulatory authorities must approve associated equipment in advance of its use at licensed locations. We have obtained approval for our associated equipment in each jurisdiction that requires such approval and in which our products that are classified as associated equipment are sold or used.

Regulation of Stockholders

In most jurisdictions, any beneficial owner of our voting securities or other securities may, at the discretion of the gaming regulatory authorities, be required to file an application for a license, finding of suitability or other approval, and in the process subject himself, herself or itself to an investigation by those authorities. The gaming laws and regulations of some jurisdictions require beneficial owners of more than 5% of our outstanding voting securities to file certain reports.

Regulation and Licensing—Nevada

Gaming—Nevada

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

Changes in such laws, regulations and procedures, depending upon their nature, could have an adverse effect on our operations. We are registered by the Nevada Gaming Commission as a publicly traded corporation, or a Registered Corporation (as defined in the Nevada Gaming Regulations), and have been found to be suitable to own the stock of Mikohn Nevada (a wholly owned subsidiary of ours that holds the license in the state of Nevada), which is licensed as a manufacturer and distributor of gaming devices, and as an operator of a slot machine route. We and Mikohn Nevada have obtained from the Nevada Gaming Authorities the various authorizations required to engage in manufacturing, distribution, slot route operations and inter-casino linked system activities consisting of slot machines in the state of Nevada. The regulatory requirements set forth below apply to us as a Registered Corporation and to Mikohn Nevada as a manufacturer, distributor and operator of a slot machine route.

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

The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us or Mikohn Nevada in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Mikohn Nevada are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in gaming activities of Mikohn Nevada may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing. Both require submission of detailed personal and financial information, which is followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have the power to disapprove a change in corporate position.

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

Progressive Gaming International Corporation and Mikohn Nevada are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Mikohn Nevada also are required to be reported to or approved by the Nevada Gaming Commission.

Should Mikohn Nevada be found to have violated the Nevada Gaming Control Act, the licenses it holds could be limited, conditioned, suspended or revoked. In addition, Mikohn Nevada, Progressive Gaming

International Corporation and the persons involved could be required to pay substantial fines, at the discretion of the Nevada Gaming Commission, for each separate violation of the Nevada Gaming Control Act. Limitation, conditioning or suspension of any license held by Mikohn Nevada could (and revocation of any license would) materially adversely affect our manufacturing, distribution and slot operations.

Regulation of Security Holders—Nevada

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

(ii)	any change in the Registered Corporation’s corporate charter, bylaws, management, policies or operations or those of any of its gaming affiliates; or

(iii)	any other action that the Nevada Gaming Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only.

Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

(i)	voting on all matters voted on by stockholders;

(ii)	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

(iii)	other activities the Nevada Gaming Commission may determine to be consistent with investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada State Gaming Control Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder of a Registered Corporation found unsuitable and who holds, directly or indirectly, any beneficial ownership in the voting securities beyond such period of time as the Nevada Gaming Commission may specify for filing any required application may be guilty of a criminal offense.

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

The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Gaming Commission finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission determines that a person is unsuitable to own such security, it may sanction the Registered Corporation, which sanctions may include the loss of its approvals if, without the prior approval of the Nevada Gaming Commission it:

(i)	pays to the unsuitable person any dividend, interest, or other distribution;

(ii)	recognizes any voting right of such unsuitable person in connection with such securities;

(iii)	pays the unsuitable person remuneration in any form; or

(iv)	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction. Progressive Gaming International Corporation and Mikohn Nevada are required to maintain current stock ledgers in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record owner may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record owner unsuitable.

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

Any offer by us to sell our common stock requires the review of, and prior approval by, the Nevada Gaming Commission. In September of 2007, we received prior approval, referred to as the “Shelf Approval,” by the Nevada Gaming Commission to make public offerings for a period of two years, subject to certain conditions, which covers registered common stock issued after the date of the Shelf Approval. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board and must be renewed at the end of the two-year approval period. The Shelf Approval applies to any affiliated company that is wholly owned by us, which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Gaming Commission as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, must be paid to the State of Nevada and to the counties and cities in which gaming operations are conducted. These fees and taxes, depending upon their nature, are payable monthly, quarterly or annually and are based upon either a percentage of the gross revenues received or the number of gaming devices operated within the state. Annual fees are also payable to the State of Nevada for renewal of licenses as an operator of a slot machine route, manufacturer and/or distributor.

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

Federal Regulation

The Federal Gambling Devices Act of 1962, or the Federal Act, makes it unlawful, in general, for a person to manufacture, transport, or receive gaming machines, gaming machine type devices, and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. In addition, the Federal Act imposes various record keeping and equipment identification requirements. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties. We are currently registered and we renew our registration annually.

Application of Future or Additional Regulatory Requirements

In the future, we intend to seek the necessary registrations, licenses, approvals and findings of suitability for us, our subsidiaries, our products and our personnel in other jurisdictions throughout the world where significant sales or use of our products are expected to be made. However, we may be unable to obtain these registrations, licenses, approvals or findings of suitability, which if obtained may be revoked, suspended or unsuitably conditioned. In addition, we may be unable to timely obtain, or to obtain at all, the necessary approvals for our future products as they are developed, even in those jurisdictions in which our existing products have been licensed or approved. If a registration, license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary registration, license, approval or finding of suitability, we may be prohibited from selling our products for use in that jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.

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

Historically, we have not generated sufficient cash flow from operations to satisfy our capital requirements and have relied upon debt and equity financing arrangements to satisfy such requirements. If our future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance our debt. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to meet our debt service requirements. There can be no assurance that our existing or future financing arrangements will be available on acceptable terms, or at all. If we are unable to maintain existing financing arrangements or obtain future financing on terms acceptable to us, this may pose a significant risk to our liquidity and ability to meet operational and other cash requirements. Additionally, substantially all of our assets are pledged as security to the holders of our Notes. The ability of our stockholders to participate in the distribution of our assets upon our liquidation or recapitalization will be subject to the prior claims of our secured and unsecured creditors. Any foreclosure of our assets by such creditors will materially reduce the assets available for distribution to our stockholders.

We have substantial debt and debt service requirements, which could have an adverse impact on our business and the value of our common stock.

On December 31, 2007, our total outstanding debt was approximately $30 million. We recently redeemed $15 million of our 11.875% senior secured notes due August 2008. We intend to refinance the remaining $30 million in senior secured notes in mid 2008. We currently do not have sufficient cash to completely redeem our outstanding senior secured notes, and if we fail to refinance or otherwise redeem the senior secured notes before they become due in August 2008, our noteholders will have the right to foreclose upon the collateral securing that debt. In addition, if we fail to comply with the other terms of our debt obligations, including the terms of our 11.875% senior secured notes due in August 2008, the noteholders will have the right to accelerate the maturity of that debt and foreclose upon the collateral securing that debt.

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

We expect to continue to be subject to covenants in our debt agreements that impose financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise, and may adversely affect the conduct and competitiveness of our current business, which could in turn reduce our revenues and thus affect the value of our common stock. Specifically, these covenants may place restrictions on our ability to, among other things:

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

Additionally, the covenants governing our indebtedness restrict the operations of our subsidiaries, including, in some cases, limiting the ability of our subsidiaries to make distributions to us, and these limitations could impair or adversely affect the conduct and competitiveness of our current business.

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

The development of new products and technologies requires a significant investment by us prior to any of the products or technologies becoming available for the market. New products, such as new gaming technologies, may not gain popularity with gaming patrons and casinos, or may not maintain any popularity achieved. In the event any new products or technologies fail to gain market acceptance or appeal to consumer preferences, we may be unable to recover the cost of developing these products or technologies.

We may not realize expected benefits from the sale of our table game assets to Shuffle Master.

In connection with the recent sale of our table game division, or TGD, assets to Shuffle Master Inc., or Shuffle Master, the purchase agreement for that sale and a related 5-year technology license to integrate our Casinolink Jackpot System, or CJS, progressive jackpot system module for use with Shuffle Master’s progressive specialty table games, we received $3 million for the initial integration of our CJS system with Shuffle Master’s tables, which was completed in the fourth quarter of 2007. The purchase agreement also provides for earn-out payments based on the installed base growth of the TGD assets through 2016 (subject to certain conditions), including $3.5 million in guaranteed minimum payments. We also expect to receive recurring monthly royalty payments for the placement of our CJS on Shuffle Master’s specialty table games. We have only limited influence over the timing of integration of our CJS progressive jackpot system module for use with certain versions of Shuffle Master’s specialty table games and that integration may be delayed for reasons outside of our control. Furthermore, the timing and amounts of any earn-out or royalty payments related to the sale of the TGD assets and the related license are subject to Shuffle Master’s ownership and operation of those assets, and in the actual earn-out and royalty payments could be substantially lower than we expect, which could adversely affect our anticipated revenues and our business.

If we are unable to develop new technologies, our products and technologies may become obsolete or noncompetitive.

The gaming sector is characterized by the development of new technologies and continuous introduction of new products. In addition to requiring a strong pipeline of proprietary games, our success is dependent upon new product development and technological advancements, including the continued development and commercialization of the Table iD™ system, our cashless technology, table player tracking technologies, central server-based products and technologies, progressive jackpot systems, integrated management systems and sports and poker management systems. The markets in which we compete are subject to frequent technological changes, and one or more of our competitors may develop alternative technologies or products for bonusing, progressive jackpots, slot accounting, cashless technology, player tracking or game promotions, or a superior game platform which may not be made available to us. While we expend a significant amount of resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products at a rapid enough pace. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.

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

For example, new features for RFID (radio frequency identification) and table management systems, central server based gaming including CJS (Casino Jackpot Station) and sports and poker management systems represent key strategic initiatives for the Company. We are at various stages in the approval and development process for each initiative and are moving forward with the regulators in various jurisdictions to obtain required approvals,. We cannot assure you that we will receive the necessary approvals in all of the jurisdictions we have sought approval nor can we assure you that there will not be any production delays in developing and distributing these products and technologies. Any delay in production or in the regulatory process, or a denial of regulatory approval altogether, for any one of these initiatives will adversely impact our revenues and business.

If our products or technologies currently in development do not achieve commercial success, our future revenue and business prospects could be adversely affected.

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

See “Item 3. Legal Proceedings” in this Annual Report on Form 10-K for a description of various legal proceedings in which we are involved and developments related to those proceedings.

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

The distribution of gaming products and conduct of gaming operations are extensively regulated by various domestic and foreign gaming authorities. Although the laws of different jurisdictions vary in their technical requirements and are amended from time-to-time, virtually all jurisdictions in which we operate require registrations, licenses, findings of suitability, permits and other approvals, as well as documentation of qualifications, including evidence of the integrity, financial stability and responsibility of our officers, directors, major stockholders and key personnel. If we fail to comply with the laws and regulations to which we are subject, the applicable domestic or foreign gaming authority may impose significant penalties and restrictions on our operations, resulting in a material adverse effect on our revenues and future business. See “Item 1. Business—Government Regulation” in this Annual Report for a description of the regulations that apply to our business.

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

Casinos and other gaming operators represent a significant portion of our customers. Therefore, factors that may negatively impact the casino industry may also negatively impact our future revenues. If casinos experience reduced patronage, revenues may be reduced as our systems may not perform well and may be taken off of the casino floor altogether.

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

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Europe, Canada and Asia, accounted for approximately 47% of our consolidated revenue for the year ended December 31, 2007. We expect the percentage of our international sales to continue to increase in 2008. Accordingly, our future results could be harmed by a variety of factors, including:

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

Our quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approval or denial of our products and corporate licenses, the introduction of new products or the seasonality of customer capital budgets, and our operating results have historically been lower in quarters with lower sales. In addition, prior to the year ended December 31, 2007, up to approximately 40% of our revenues were based on cash-based licensing transactions, the majority of which are generated from intellectual property, content and technology licensing activities. Most of these non-recurring transactional revenues are from gaming supplier original equipment manufacturers, or OEMs, and service providers. Each such transaction has been unique, depending on the nature, size, scope and breadth of the intellectual property, content, or technology that was being licensed and/or the rights the licensee or the buyer wishes to obtain. Also, these licensing transactions often take several months, and in some cases, several quarters, to negotiate and consummate. As a result, our quarterly revenues and net income may vary based on how and when we record these cash-based transactions, and our operating results and stock price could be volatile, particularly on a quarterly basis.

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

If our quarterly or annual results are below the expectations of securities market analysts and investors, the price of our common stock may decline.

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

If our quarterly or annual operating results fall below the expectations of securities market analysts and investors due to these or other risks, securities analysts may downgrade our common stock and some of our stockholders may sell their shares, which could adversely affect the trading prices of our common stock. Additionally, in the past, companies that have experienced declines in the trading price of their shares due to events of this nature have been the subject of securities class action litigation. If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources, thus harming our business.

Future sales of our common stock may depress our stock price.

The market price for our common stock could decline as a result of sales by existing stockholders of large numbers of shares of our common stock or the perception that such sales may occur. Such sales of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate. Of the estimated approximately 62 million shares outstanding on December 31, 2007:

•	approximately 61.4 million shares generally are freely tradable in the public market; and

•	approximately 0.6 million additional shares may be sold by our executive officers and directors subject to compliance with the volume limitations and other restrictions of Rule 144.

Additionally, as of December 31, 2007, there were outstanding options, restricted share grants, and warrants to purchase an aggregate of approximately 6 million of our shares and we may grant options to purchase up to approximately 1.4 million additional shares under our stock option plans. Shares issued on exercise of those instruments would be freely tradable in the public market, except for any that might be acquired by our officers or directors. However, any of those shares that might be acquired by any of our officers and directors could be sold, subject to compliance with the volume limitations and other restrictions of Rule 144.

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

Item 2. Properties

The table below lists our leased administrative, engineering, operations, sales and service facilities as of December 31, 2007.

Location/Activity	Area (Sq Ft.)
Las Vegas, NV — Corporate Administration	86,515
Las Vegas, NV — Operations	30,594
Houten, The Netherlands — Service and Administration	10,118
Absecon, NJ — Service and Sales	6,500
Biloxi, MS — Service and Sales	6,300
Carlsbad, CA — Research and Development	6,268
Macau — Service and Administration	5,026
Lane Cove, Australia — Service and Sales	4,617
Sparks, NV — Service and Sales	4,608
Oldham, UK — Service and Sales	4,500
Calgary, Canada — Service and Sales	4,200
Tallinn, Estonia — Service and Sales	1,593
Kansas City, MO — Service and Sales	1,395
172,234

These locations have remaining terms of occupancy ranging up to five years that expire on various dates through 2012.

See Note 17 of Notes to Consolidated Financial Statements for information as to our lease commitments with respect to the foregoing rental properties. We believe these facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate.

Item 3. Legal Proceedings

Legal Proceedings

We were sued by Derek Webb and related plaintiffs in the U.S. District Court, Southern District of Mississippi, Jackson Division, in a case filed on December 27, 2002. The suit originated from a patent infringement matter dating back to 1999. The plaintiffs alleged state law interference with business relations claims and federal antitrust violations and contended that we illegally restrained trade and attempted to monopolize the proprietary table game market in the United States. At trial, Plaintiffs sought monetary damages, penalties and attorneys’ fees in excess of several million dollars based on the attempted monopolization claim only. Trial on this case was held in January and February, 2007. In a jury verdict, the plaintiff was awarded the sum of $13 million for his claims, which amount was trebled in accordance with applicable law. As a result, on or about February 21, 2007, judgment was entered in favor of plaintiffs in the amount of $39 million, plus the costs of suit, including a reasonable attorney’s fee. Plaintiffs claimed that costs of suit and attorney’s fees together exceeded $4.7 million. We filed post-trial claims for relief (including a motion for a new trial and a motion for a judgment as a matter of law), which were denied. On or about November 4, 2007 the parties reached a settlement agreement whereby we paid the plaintiffs $20.0 million in cash and plaintiffs’ attorneys’ fees of $4.7 million. The charges for the settlement and related legal fees have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2007 in the loss from discontinued operations. The Company believes it has no further obligations with respect to the Webb litigation.

We had a dispute with Hasbro, Inc. that was filed in the U.S. District Court in Rhode Island relating to the calculation of royalty payments from 1999-2002 on the sale and license of certain of Progressive’s branded slot machines. Hasbro was seeking monetary damages in excess of $8 million. On October 25, 2007 the parties entered into a settlement agreement and mutual release of all claims whereby the parties agreed to release all claims between them and settle all disputes with no admission of wrongdoing, and for the Company to pay Hasbro the sum of $2.7 million, with payment as follows: $1.0 million within 5 days of the execution of the settlement agreement, $1.0 million no later than September 15, 2008, and $0.7 million no later than March 15, 2009; provided, however that such payment obligation may be reduced by $0.1 million if the last payment is made December 15, 2008, and may be reduced by an additional $0.1 million in the event the final amount is paid no later than September 15, 2008. The charges for the settlement and related legal fees have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2007 in the loss from discontinued operations.

On or about May 8, 2006, we were served with a First Amended Complaint by Gregory F. Mullally in regards to a case pending in the United States District Court for the District of Nevada. Mr. Mullally’s First Amended Complaint added the Company and over ten other defendants in a case that has been pending since 2005. The case makes various legal claims relating to an allegation that Mr. Mullally owns the Internet rights to the proprietary table games known as Caribbean Stud ® and 21 Superbucks. We believe this case is without merit and intend to defend this claim vigorously. The Company believes there is a remote chance of success by Mullally. We cannot currently estimate potential losses related to this claim as Mullally has not provided any assessment or estimation of damages. We are currently awaiting a ruling on our Motion for a Summary Judgment.

On or about August 1, 2006, we were served with a Complaint by DTK, LLC in regards to a case pending in the Circuit Court of Harrison County, Mississippi, First Judicial District. The Complaint makes various legal claims surrounding allegations that Progressive is responsible for damages caused by Hurricane Katrina to DTK’s former facility in Gulfport. Mediation is likely to occur in March 2008. The Company believes its potential exposure on this case is up to approximately $0.5 million.

We were sued by Paltronics, Inc. in the U.S. District Court District of Nevada in a case filed on August 26, 2006 wherein Paltronics alleges patent infringement in regards to an embodiment of multi screen presentations that we sell as a module for slot machines. We believe we are well positioned to defend against this claim, but also believe settlement of the action is possible. We have reserved for the potential settlement amount in the 2007 financials.

On or about February 14, 2007, we were served with a complaint by CEI Holding, Inc. in regards to a case pending in the Eighth Judicial District Court, Clark County Nevada (Case Number: A535019). CEI Holding claims that we allegedly failed to pay the accounts payable obligations of Casino Excitement, Inc. pursuant to a 2002 stock purchase agreement wherein Casino Excitement, Inc. (our former exterior sign business) was sold by us to CEI Holdings, Inc. This case was settled in early March 2008 for $0.3 million, and the charges for the settlement and related legal fees have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2007 in the loss from discontinued operations.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2007, there were no unregistered sales of equity securities.

Our common stock trades on the NASDAQ Global Market under the symbol “PGIC”. The following table sets forth the range of high and low sales prices per share by quarter for our common stock.

	High	Low
2007
First Quarter	$9.98	$3.55
Second Quarter	6.11	4.04
Third Quarter	6.35	4.65
Fourth Quarter	5.20	1.98

2006
First Quarter	$10.09	$6.93
Second Quarter	11.03	7.50
Third Quarter	8.74	6.51
Fourth Quarter	9.70	7.41

As of December 31, 2007, we had approximately 345 holders of record of our common stock.

We have never paid dividends nor do we have any plans to pay dividends in the foreseeable future. At present, we intend to retain all future earnings for use in the development of our business. The indenture governing our Senior Secured Notes due 2008 expressly prohibits the payment of cash dividends except under specified circumstances. See Note 14 of Notes to Consolidated Financial Statements for information as to our Senior Secured Note commitments.

Issuer Repurchases of Equity Securities

The following table summarizes purchases of equity securities by the issuer and affiliated purchasers for the three months ended December 31, 2007:

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning balance			175,800	$2,000,000
October 2007	—	$—	—
November 2007	—	—	—
December 2007	—	—	—

Ending balance	—	$—	175,800	$2,000,000

(1)	On August 13, 2002 our Board of Directors authorized the purchase of up to $2 million of our common stock. Since the authorization of the plan, we have purchased approximately 175,800 shares of our common stock for an approximate aggregate of $484,000. All of these purchases occurred during 2002.

The following table summarizes equity securities authorized for issuance as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of Securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	3,796,547		$6.26		1,412,203
Equity compensation plans not approved by stockholders	801,375	(1)	$6.48		—

Total	4,597,922	(2)	$6.30	(2)	1,412,203

(1)	Amount represents warrants to purchase 325,000 shares of our common stock issued to a licensor which granted us rights to intellectual property and warrants to purchase 476,375 shares of our common stock issued to lenders in connection with financing arrangements.
(2)	Amounts exclude 42,307 options and 254,756 warrants assumed in the acquisition of VirtGame, which have a weighted average exercise price of $15.50 per share.

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

The table below sets forth a summary of our selected financial data for each of the years ended December 31, (amounts in thousands except per share amounts):

	2007	2006	2005	2004	2003
Statement of Operations Data:
Total revenue	$70,984	$54,669	$49,449	$55,814	$50,871
Cost of revenue	32,109	27,695	28,112	30,883	32,850

Gross profit	38,875	26,974	21,337	24,931	18,021
Operating expenses	50,941	54,904	34,114	29,920	45,945
Net gain on disposition of non-core assets	—	—	(7,080)	—	—
Gain on sale of core intellectual property	—	—	(2,500)	—	—

Operating loss	(12,066)	(27,930)	(3,197)	(4,989)	(27,924)
Interest expense, net	(10,400)	(7,832)	(8,535)	(9,645)	(14,324)
Other income net	—	—	—	176	87
Loss on early retirement of debt	(3,346)	—	(2,993)	—	(9,524)

Loss from continuing operations before income taxes	(25,812)	(35,762)	(14,725)	(14,458)	(51,685)
Income tax (provision) benefit	(1,282)	—	—	65	13

Loss from continuing operations	(27,094)	(35,762)	(14,725)	(14,393)	(51,672)
(Loss) income from discontinued operations, net of taxes	(67,434)	(862)	8,742	14,652	17,456

Net income (loss)	$(94,528)	$(36,624)	$(5,983)	$259	$(34,216)

Weighted average common shares outstanding:
Basic	39,984	34,527	25,124	21,884	14,689

Diluted	39,984	34,527	25,124	22,359	14,689

Per Share Data:
Basic (loss) earnings per share:
Loss from continuing operations	$(0.68)	$(1.04)	$(0.59)	$(0.66)	$(3.52)
(Loss) income from discontinued operations	(1.68)	(0.02)	0.35	0.67	1.19

Basic (loss) earnings per share	$(2.36)	$(1.06)	$(0.24)	$0.01	$(2.33)
Diluted (loss) earnings per share:
Loss from continuing operations	$(0.68)	$(1.04)	$(0.59)	$(0.66)	$(3.52)
(Loss) income from discontinued operations	(1.68)	(0.02)	0.35	0.66	1.19

Diluted (loss) earnings per share	$(2.36)	$(1.06)	$(0.24)	$—	$(2.33)

Balance Sheet Data:
Total assets	$133,909	$186,186	$185,846	$107,317	$102,282

Total debt, long term liabilities and deferred tax liabilities	$36,730	$74,729	$59,214	$73,802	$76,013

Total stockholders’ equity	$70,951	$83,927	$104,555	$10,241	$7,389

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

We offer a suite of products that when combined, supports every facet of a gaming operation, and consolidates the management of slot machines, table games, server-based gaming, account wagering, marketing and cage into one fully integrated system. The system can support from one venue to several hundred venues in a multi-site configuration. Our revenues from continuing operations are primarily comprised of upfront payments and recurring fees for software, hardware and support services.

Previously, we also developed, acquired, licensed and distributed table and slot games, and manufactured and sold interior casino signage and related products. In 2004, we announced a plan to reposition our business to focus solely on technology and game content. In 2005, we completed the sale of our interior signage division and made several acquisitions of technology and systems-based companies, which are more fully described below. During 2007, the sale of our table games division to Shuffle Master, and the divestiture of our remaining slot operations and slot inventory marked the completion of our transition to a company that is solely focused on achieving sustainable revenue growth from recurring systems placements.

With respect to our operating segments, prior to June 30, 2007 our operations included both systems and table and slot game segments. As a result of the sale of our slot and table businesses, we have classified the slot and table games segment as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”—see Note 3 in the Notes to Consolidated Financial Statements. We evaluate performance and allocate resources to our operating segments based upon profit or loss from operations before income taxes. The accounting policies of our reportable segments are the same as those described in the summary of critical accounting policies below.

Strategic Transactions

In connection with our plan to reposition the company as a provider of integrated casino systems solutions, we completed the following strategic transactions during the most recent three fiscal years:

•	During 2007, we completed two equity offerings resulting in net cash proceeds of $75.3 million after transaction costs.

•

On September 28, 2007, we completed the sale of our table games division (“TGD”) to Shuffle Master for which we received cash proceeds of approximately $19.8 million. The purchase agreement related to that sale also provides for earn-out payments based on the installed base growth of the TGD assets through 2016 (subject to certain conditions), including $3.5 million in guaranteed minimum payments expected to be realized over the next four years.

•

During 2005 and 2006 we completed a number of strategic transactions. We strengthened our portfolio of intellectual property through the acquisitions of EndX, VirtGame and PitTrak, and through a technology licensing agreement and minority investment in Magellan. We also entered into strategic agreements with IGT and Shuffle Master for the table management business, Cantor Gaming for the sports and poker business and Elixir Gaming for the growing Asian casino management business, and disposed of our interior signage division.

Results of Operations

Revenues and Cost of Revenues

(amounts in thousands, except installed base amounts)	Year Ended December 31,			Percentage Change
	2007	2006	2005	07 vs. 06	06 vs. 05
Systems revenues and gross profit:
Revenues	$70,984	$54,669	$49,449	29.8%	10.6%
Cost of revenues	32,109	27,695	28,112	15.9%	(1.5)%

Gross profit	$38,875	$26,974	$21,337	44.1%	26.4%

System installation base
Slot management	76,339	59,000	49,700	29.4%	18.7%
Table management	5,740	2,947	1,980	94.8%	48.8%

Overview. In December 2004, we announced our intent to focus our business on game content and technology, and we have completed several strategic transactions since this decision. With the completion of the table and slot games divestitures during 2007, we have now completed this repositioning of our business. The operations of the disposed slot and table games businesses have been accounted for as discontinued operations for all period presented, in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”). The sole component of our revenues from continuing operations is now systems revenue, which is generated primarily from the sale and servicing of modular and integrated casino management systems.

The key business metric used by management is slot and table management system installed base, representing the number of slot machines or table games that are connected to our systems and daily fees which represent the recurring payments made by the customer for the software maintenance or other ongoing services and products.

Systems revenues and gross profit. Our systems revenues for the year ended December 31, 2007 were $71 million, representing growth of 29.8% over 2006 levels. The improvement in systems revenues in 2007 was due primarily to increased demand for our Casinolink Enterprise (“Casinolink”) system, particularly in Canada, Europe and Asia, and further expansion of our table management systems. For the fiscal year ended December 31, 2007, our slot management revenues improved by approximately $11.1 million over 2006 from both the international expansion of Casinolink and further placements of our CJS. Table management systems revenues increased by approximately $2.6 million in 2007 compared to 2006 as a result of new implementations in the United States and Asia. We expect further growth in Casinolink placements in these regions, particularly in Asia where gaming is experiencing significant growth. Increased placements of our Casinolink Jackpot Systems (“CJS”) also contributed to improvements in our systems revenues and gross profit margins. CJS was introduced to the United States market in mid-2006, and we received approval for field trials in Nevada during the second half of 2007. Upon successful completion of the field trials, CJS is expected to be commercialized in Nevada, and we expect this jurisdiction to be a significant opportunity during 2008 and beyond. Our installed base of slot management systems grew to 76,339 in 2007 compared to 59,000 in 2006, an increase of 29.4%. Gross profit margins increased by $11.9 million or 44.1% in 2007 compared to 2006.

Our installed base of table management systems almost doubled from 2006 to 2007, growing by almost 95% from 2,947 in 2006 to 5,740 in 2007. Our table management growth was driven primarily by initial installations of systems at corporate accounts and other large customers in the United States as well as expansion in Macau, China. We expect further growth in our table management business in 2008 and beyond as these large United States customers expand their table management systems to other properties, and through increased placements in Asia and Europe. The improvement in gross margins reported in fiscal 2007 compared to 2006 is primarily due to higher software license revenues, higher recurring revenue installed base, and better leverage on our fixed service costs.

During the fiscal year ended December 31, 2006, our systems revenues were $54.7 million, representing an increase of 10.6% compared to 2005. This improvement in 2006 compared to 2005 was primarily due to increased demand for our systems. During 2006 our table management installed base, which includes our legacy TableLink system and Table iD, grew by approximately 48.8% compared to 2005 levels. Our slot management installed base showed an 18.7% growth in fiscal 2006 compared to 2005, and our gross profit during 2006 grew by 26.4% or $5.6 million over 2005 levels.

Condensed Statement of Operations

	Year Ended December 31,			Percentage Change
(amounts in thousands, except per share amounts)	2007	2006	2005	07 vs. 06	06 vs. 05
Total revenue	$70,984	$54,669	$49,449	29.8%	10.6%
Cost of revenue	32,109	27,695	28,112	15.9%	(1.5)%

Gross profit	38,875	26,974	21,337	44.1%	26.4%

SG&A expense	32,945	37,057	24,907	(11.1)%	48.8%
R&D expense	10,647	10,950	7,171	(2.8)%	52.7%
Depreciation and amortization	7,349	6,897	2,036	6.6%	238.8%
Net gain on disposal of non-core assets	—	—	(7,080)	—%	(100.0)%
Gain on sale of core intellectual property	—	—	(2,500)	—%	(100.0)%

Total operating expenses	50,941	54,904	24,534	(7.2)%	123.8%

Operating loss	(12,066)	(27,930)	(3,197)	(56.8)%	773.6%
Interest expense, net	(10,400)	(7,832)	(8,535)	32.8%	(8.2)%
Loss on early retirement of debt	(3,346)	—	(2,993)	100.0%	(100.0)%

Loss from continuing operations before income tax provision	(25,812)	(35,762)	(14,725)	(27.8)%	142.9%
Income tax provision	(1,282)	—	—	100.0%	—%

Loss from continuing operations	(27,094)	(35,762)	(14,725)	(24.2)%	142.9%
(Loss) income from discontinued operations, net of tax	(67,434)	(862)	8,742	7,723.0%	(109.9)%

Net loss	$(94,528)	$(36,624)	$(5,983)	158.1%	512.1%

Weighted average common shares:
Basic	39,984	34,527	25,124
Diluted	39,984	34,527	25,124
Income (loss) per share:
Loss from continuing operations	$(0.68)	$(1.04)	$(0.59)	(34.6)%	76.3%
(Loss) income from discontinued operations	(1.68)	(0.02)	0.35	8,300.0%	(105.7)%

Net loss	$(2.36)	$(1.06)	$(0.24)	122.6%	341.7%

Selling, general and administrative expense (“SG&A”). SG&A expenses decreased by $4.1 million during the year ended December 31, 2007 compared to 2006. This decrease was primarily attributable to non-recurring charges during 2006 consisting of $2.8 million in legal fees and settlements, $0.6 million in consulting fees, and $0.2 million in other charges. In addition, non-cash stock compensation included in SG&A, excluding amounts related to severance, decreased to $2.5 million in 2007 from $4.7 million in the prior year primarily as a result of charges related to the initial adoption of SFAS No. 123(R) in the first quarter of 2006.

SG&A expenses increased by $12.2 million in the year ended December 31, 2006 compared to 2005. This increase was primarily due to additional legal and compliance costs necessary to continue to achieve regulatory approvals for our new products, legal fees incurred in connection with ongoing litigation matters, legal settlements, relocation and restructuring charges for our international operations, and separation and post-

employment agreement costs. In addition, non-cash charges for stock compensation expense were $4.7 million for 2006 compared with $0.7 million in 2005 as a result of the initial adoption of SFAS No. 123(R) in the first quarter of 2006.

Research and development expense (“R&D”). R&D expense consists primarily of personnel and related costs for design and development of our product lines. During 2007, research and development expenses decreased by $0.3 million compared to 2006 primarily as a result of lower contractor expenses related to product compliance and testing.

During 2006, research and development expense increased by 52.7% over 2005, as a result of increased spending to meet our product development timelines and achieve our strategic objectives.

Depreciation and amortization. Depreciation and amortization increased by $0.5 million in 2007 compared to 2006 as a result of higher amortization expense related to additions to our intellectual property portfolio.

Depreciation and amortization increased $4.9 million during 2006 compared to 2005, primarily as a result of amortization expense for intangible assets acquired through our purchases of EndX and VirtGame, which were completed in late 2005.

Net gain on disposition of non-core assets. During the second quarter of 2005, we completed the sale of the interior sign division, which resulted in a gain of approximately $7.1 million including transaction costs and other costs related to the disposal.

Gain on sale of core intellectual property. During the third quarter of 2005, we completed a strategic licensing transaction whereby we sold the remaining rights to certain intellectual property in a barter transaction, and retained a non-exclusive license in the intellectual property for use in our operations.

Interest expense, net. Our interest expense primarily includes interest costs and amortization of debt issuance costs from our 11.875% Senior Secured Notes due 2008 and our former senior secured term credit facility. Net interest expense for 2007 was $10.4 million compared to $7.8 million for 2006. The increase of $2.6 million is attributable primarily to higher outstanding borrowings under our former credit facility and a $1.2 million waiver fee incurred during 2007, partially offset by a decrease related to the retirement of $32.3 million in debt during 2007.

During 2006, net interest expense decreased by $0.7 million as compared to 2005 as a result of the retirement of $20 million of our Senior Secured Notes during the fourth quarter of 2005, partially offset by interest expense on our former senior secured credit facility.

Loss on early retirement of debt. During 2007 we recognized a non-cash charge of $3.3 million on the early retirement of debt. This charge represents a write-off of $3.1 million in prepaid debt issue costs, including the unamortized fair value of warrants issued to lenders on our $22.5 million senior secured credit facility, and a $0.2 million write-off of prepaid debt issue costs and debt discount related to the early retirement of $15 million of our Senior Secured Notes. During 2005, we recorded a $3.0 million loss on the early retirement of $20.0 million of our Senior Secured Notes. Of this charge, $1.2 million was a call premium paid in cash, and $1.8 million was a non-cash charge related to writing off related debt discount and prepaid debt issue costs.

Income taxes. We recorded a tax provision of $1.3 million for 2007, representing a non-cash charge to increase the valuation allowance for previously recognized deferred tax assets. We did not recognize a tax benefit or provision related to our domestic operations for the years ended December 31, 2006 or 2005 due to our net operating loss position.

Discontinued operations. Discontinued operations includes the earnings and losses of the slot and table games operations, which were disposed of during the second half of 2007. For the year ended December 31,

2007, we recorded a charge of $67.4 million representing a $25.9 million impairment charge for adjustment of the carrying values of the assets involved in the sale, a $24.7 million charge for the table games related Webb vs. Mikohn legal settlement, and a total of $16.8 million representing operating losses and other charges related to the disposed segment. Operating results of our discontinued operations for the years ended December 31, 2006 and 2005 were a loss of $0.9 million and income of $8.7 million, net of an impairment charge of $4.5 million related to legacy slot hardware issues, respectively. All earnings and losses of discontinued operations are presented net of taxes.

Loss per share. For the year ended December 31, 2007 we incurred a loss from continuing operations per fully-diluted share of $0.68 compared to a loss of $1.04 from continuing operations per fully diluted share for 2006, based on weighted average shares of 40.0 million and 34.5 million, respectively. The 34.6% improvement in loss per share resulted primarily from increased gross margins and reduced costs during 2007, partially offset by increased interest expense and loss on early retirement of debt. The loss from continuing operations per fully-diluted share for 2005 was $0.59, based on weighted average shares of 25.1 million. The 76.3% increase in loss per share during 2006 over 2005 resulted primarily from increases in operating costs during 2006 over 2005 levels.

Liquidity and Capital Resources

We have generated net losses from operations of $94.5 million, $36.6 million and $6.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, and have an accumulated deficit of $245.0 million at December 31, 2007. We have used cash in operating activities of $49.0 million, $12.1 million and $21.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. We have generated net cash from investing and financing activities of $60.7 million, $5.3 million and $23.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We have total cash and cash equivalents of $19.1 million and a net working capital deficit of $4.8 million at December 31, 2007. The net working capital deficit includes $30 million of our 11.875% Senior Secured Notes due in August 2008. We believe that existing cash on hand ($19.1 million at December 31, 2007), cash generated from operations during 2008 and proceeds of future financing will be sufficient sources of capital to repay the $30 million 11.875% Senior Secured Notes on their due date and meet other working capital requirements through at least December 31, 2008. However, if events or circumstances occur such that we do not meet our plans as expected or are unable to obtain future financing, we would not be able to meet our obligations. There can be no assurance that any additional financing will be available on acceptable terms, or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Net cash and cash equivalents at December 31, 2007 were $19.1 million, an increase of $11.9 million compared to December 31, 2006. This change resulted from net cash provided by financing activities of $43.4 million, partially offset by cash used in continuing operating activities of $14.7 million, cash used in continuing investing activities of $2.0 million, net cash used in discontinued operations of $15.0 million, and $0.2 million in effect of exchange rate changes on cash and cash equivalents.

Significant components of cash flows from continuing operating activities for the year ended December 31, 2007 are as follows:

(Amounts in millions)
Net loss	$(94.5)
Loss from discontinued operations, net of tax	67.4

Net loss from continuing operations	(27.1)
Depreciation and amortization	7.3
Stock based compensation	3.6
Amortization of debt discount and issue costs	2.4
Impairment of long-lived asset	0.9
Loss on early retirement of debt	3.3
Other, primarily changes in assets and liabilities	(5.1)

Net cash used in continuing operating activities	$(14.7)

Other significant sources (uses) of cash during 2007 were $19.8 million proceeds from the sale of the table games division, $76.3 million from the issuance of common stock, $(32.7) million used for repayments of long-term debt, net of $3.2 million in additional borrowings, and $(1.9) million used for purchases of property and equipment and investment in intellectual property. During the year ended December 31, 2007, we completed numerous capital transactions, including the completion of a private placement of equity in August for approximately $31 million, the sale of our worldwide table games division in September for upfront payments of approximately $20 million and fixed and variable payments through 2017, and the sale of common stock pursuant to a registered offering in November of approximately $50 million. The proceeds raised through the aforementioned transactions were primarily used to repay a significant portion of our long-term debt, to settle the majority of our legal matters, and to improve working capital and pay installment payments for intellectual property.

The following table summarizes our contractual obligations for long-term debt, capital leases, interest expense, operating leases, license fees and employment agreements for the periods shown:

(Amount in thousands)	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years
Current portion of long-term debt	$29,852	$29,852	$—	$—	$—
Interest expense	3,563	3,563	—	—	—
Operating leases	6,419	2,670	3,229	520	—
License / development	2,793	1,281	575	937	—
Employment agreements	252	252	—	—	—

Total	$42,879	$37,618	$3,804	$1,457	$—

The table above excludes accretion of debt discount of $0.1 million for the periods shown.

Management is currently evaluating alternatives to refinance the $30 million in Senior Secured Notes including additional debt financing and partial use of cash on hand.

Employment Agreements

We have entered into employment contracts with our corporate officers and certain other key employees. Significant contract provisions in some of these employment contracts include minimum annual base salaries, healthcare benefits, life insurance benefits, bonus compensation if performance measures are achieved, changes in control (CIC), grants of restricted stock, incentive stock options and non-compete provisions. These contracts are primarily “at will” employment agreements, under which we or the employee may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract.

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

Capital Expenditures and Other

During 2007, we spent approximately $1 million for purchase of property and equipment, primarily for expansion of our facilities in Macau, and additions to office and computer equipment used in our operations.

Share Repurchase Plan

On August 13, 2002 our Board of Directors authorized the purchase of up to $2.0 million of our common stock. The purchases may be made from time to time in the open market. The timing and actual number of shares to be purchased will depend on market conditions. Through December 31, 2007, we have purchased 175,800 shares of our common stock for approximately $0.5 million, all of which occured during 2002.

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

Revenue Recognition

We recognize revenue depending on the line of business as described below. As documentation for a transaction commitment, we requires a properly authorized writing from the customer specifying transaction terms and conditions, such as a contract signed by the customer or an approved customer purchase order or another approved form. We may require additional documentation to support revenue recognition including receipt of shipment, a signed customer installation ticket or a signed customer acceptance ticket as more fully described below:

Slot and Table Games. Prior to our disposal of the slot and tables games divisions, our revenue recognition policies for slot and table games were as follows. We leased and sold proprietary slot and table games to casino customers. Table game lease contracts were typically for a 36-month period with a 30-day cancellation clause. The lease revenue was recognized on a monthly basis. Slot machine lease contracts were either on revenue participation or a fixed-rental basis. Slot machine lease contracts were typically for a month-to-month period with a 30-day cancellation clause. On a participation basis, we earned a share of the revenue that the casino earned from these slot machines. On a fixed-rental basis, we charged a fixed amount per slot machine per day. Revenues from both types of lease arrangements were recognized on the accrual basis. The sales agreements for proprietary table games and slot games consisted of the sale of hardware and a perpetual license for the proprietary intellectual property. Slot and table game sales were executed by a signed contract or a customer purchase order. Revenues for these sales agreements were generally recognized when the hardware and intellectual property was delivered to the customer.

Systems. Our systems sales generally include a combination of proprietary hardware and software components. We account for system sales in accordance with Statement of Position 97- 2, “Software Revenue Recognition” (“SOP 97-2”). System sales are evidenced by a signed contract. Follow-up spare parts and hardware-only sales are evidenced by a purchase order or other approved form. Revenue for system sales is generally recognized when: (i) there is an arrangement with a fixed determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered, installed, training has been completed and customer acceptance has occurred.

Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and perform the installation themselves and require an additional software licenses and hardware and (iii) customers purchasing spare parts.

Postcontract Customer Support. Maintenance and support for substantially all of our products are sold under agreements with established vendor-specific objective evidence of fair value in accordance with the applicable accounting literature. These contracts are generally for a period of three years and revenue is recognized ratably over the contract service period. Further professional services are also sold under agreements with established vendor-specific objective evidence of price, which is based on daily rates and is recognized as the services are provided.

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

Interior Signage. Prior to the disposal of the interior signage division in 2005, signage sales were executed by a signed contract or customer purchase order. Revenue was recognized when the completed product was delivered. If the agreement called for us to perform an installation after delivery, revenue related to the installation was recognized when the installation has been completed and accepted by the customer.

Inventory and Obsolescence

We routinely evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Raw materials and work in progress with quantities in excess of forecasted usage are reviewed at least quarterly by our engineering and operating personnel for obsolescence. Such raw material and work in progress write-downs are typically caused by engineering change orders or product end of life adjustments. Finished goods are reviewed at least quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record reserves for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. In 2005, we reduced our reserves through write-offs of obsolete inventories and adjusted the level of reserves in accordance with our accounting policies. In the second quarter of 2006, we increased our reserves by approximately $0.9 million due primarily to charges resulting from the European Union’s adoption of the Restriction of Hazardous Substances in electronic equipment (RoHS) initiative on July 1, 2006 and due to charges resulting from slot machine parts deemed no longer saleable. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

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

Long-Lived Asset Impairment

Long-lived assets and intangible assets with determinable lives are reviewed for impairment quarterly or whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future, which could result in an impairment of long-lived assets.

In accordance with SFAS No. 142 and SFAS No. 144, we perform an impairment analysis on all of our long-lived and intangible assets on an annual basis and in certain other circumstances. For indefinite lived assets including perpetual licenses and goodwill, management performs an annual valuation to determine if any impairment has occurred. During the fourth quarter of 2007, we changed the date of our annual goodwill impairment test from the last day of our third quarter (September 30) to the first day of our fourth quarter (October 1). We selected this date to perform our annual goodwill impairment test because we believe this date is preferable in these circumstances, as it better aligns the timing of the testing with our long-range planning process, which is expected to result in efficiencies and savings in professional fees. In addition, the October 1 test date is preferable because it allows more time for management to plan and execute its review of the completeness and accuracy of the impairment testing process. This change did not delay, accelerate or avoid an impairment charge. The valuation tests as of September 30, 2007, October 1, 2007 and September 30, 2006 did not indicate any impairment.

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective January 1, 2007, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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

We elected the modified prospective application method contained in SFAS No. 123(R) to account for share-based payments. Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation”. Under APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

•

Any tax benefits recognized as a result of the exercise of employee stock options would be classified as a financing cash flow. We have not recognized any tax benefits related to stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards.

Adoption of this pronouncement did not change the methodology we use to determine the fair value of our share-based compensation arrangements. We use the Black-Scholes-Merton option-pricing model for stock options and the grant date fair value of our common stock for restricted stock awards.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. Management is currently evaluating the impact SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for us on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2 “Effective Date of FASB Statement No. 157” (FSP) SFAS No. 157-2) that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position, cash flows, and results of operations.

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

We are subject to foreign currency exchange risk relating to the translation of our foreign subsidiaries’ asset, liability, income and expense accounts. Our foreign subsidiaries use the local currency as their functional currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the rate of exchange at the end of the relevant period. The income and expense accounts are translated using the average rate of exchange during the relevant period. Due to the long-term nature of our investment in our foreign operations, most of our intercompany transactions and translation adjustments are reflected as a separate component in stockholders’ equity. Although we do not regularly incur gains or losses from specific foreign currency transactions and do not believe that these amounts are material, these gains and losses are reflected in our consolidated statement of operations. For the year ended December 31, 2007, we did not have any forwards, options or other derivative contracts in force. We do not consider our existing foreign currency translation exposure to be material.

Interest Rate Risk

We have total interest-bearing debt of approximately $30 million before discounts. The entire balance has a fixed rate of interest and therefore, is not exposed to the fluctuation of market interest rates.

Any future borrowings will be exposed to market rate risk. We periodically review our interest rate exposure, if any, on our long-term debt and, as market conditions warrant, we may enter into an interest rate cap or swap agreements in order to manage this exposure. For the year ended December 31, 2007, we did not have any such agreements in force. See Note 14 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 8. Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

All other schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Progressive Gaming International Corporation:

We have audited the accompanying consolidated balance sheets of Progressive Gaming International Corporation and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006. Also, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has experienced recurring operating losses, has an accumulated deficit and negative working capital. In addition, the Company’s senior secured notes are due in August 2008 and are classified as current as of December 31, 2007, and the Company currently does not have sufficient cash to completely redeem the outstanding senior secured notes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1 under the heading Description of Business, Basis of Presentation, Liquidity and Capital Resources. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Las Vegas, Nevada

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Progressive Gaming International Corporation

Las Vegas, Nevada

We have audited the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows of Progressive Gaming International Corporation (the “Company”) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Progressive Gaming International Corporation’s operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Los Angeles, California

March 28, 2006, except for Note 3,

    as to which the date is March 14, 2008

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share data)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$19,063	$7,183
Accounts receivable, net of allowance for doubtful accounts of $942 and $943	21,360	17,818
Contract sales receivable, net of allowance for doubtful accounts of $472 and $1,529	829	6,407
Inventories, net of reserves of $768 and $1,040	6,576	11,486
Prepaid expenses	1,643	4,447
Current assets of discontinued operations	680	—

Total current assets	50,151	47,341
Contract sales and notes receivable, net	—	164
Property and equipment, net	3,893	5,456
Intangible assets, net	25,646	59,159
Goodwill, net	42,373	58,014
Noncurrent assets of discontinued operations	2,131	—
Other assets	9,715	16,052

Total assets	$133,909	$186,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,234	$11,047
Customer deposits	1,403	2,113
Current portion of long-term debt and other liabilities, net of unamortized discount of $148 and $0	29,852	128
Accrued liabilities	11,305	10,038
Deferred revenue and license fees	2,416	4,332
Current liabilities of discontinued operations	3,695	—

Total current liabilities	54,905	27,658
Long-term debt and notes payable, net of unamortized discount of $0 and $585	—	62,051
Noncurrent liabilities of discontinued operations	1,175	—
Other long-term liabilities	6,290	694
Deferred tax liability	588	11,856

Total liabilities	62,958	102,259

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized, 61,993,509 and 34,774,154 shares issued and outstanding	6,199	3,477
Additional paid-in capital	306,879	229,048
Other comprehensive income	4,734	3,601
Accumulated deficit	(245,038)	(150,510)

Subtotal	72,774	85,616
Less treasury stock, 317,174 and 293,692 shares, at cost	(1,823)	(1,689)

Total stockholders’ equity	70,951	83,927

Total liabilities and stockholders’ equity	$133,909	$186,186

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2007	2006	2005

Revenues	$70,984	$54,669	$49,449
Cost of revenues	32,109	27,695	28,112

Gross profit	38,875	26,974	21,337

Selling, general and administrative expense	32,945	37,057	24,907
Research and development	10,647	10,950	7,171
Depreciation and amortization	7,349	6,897	2,036
Net gain on disposition of non-core assets	—	—	(7,080)
Gain on sale of core intellectual property	—	—	(2,500)

Total operating expenses	50,941	54,904	24,534

Operating loss	(12,066)	(27,930)	(3,197)
Interest expense, net	(10,400)	(7,832)	(8,535)
Loss on early retirement of debt	(3,346)	—	(2,993)

Loss from continuing operations before tax provision	(25,812)	(35,762)	(14,725)
Income tax provision	(1,282)	—	—

Loss from continuing operations	(27,094)	(35,762)	(14,725)
(Loss) income from discontinued operations, net of tax of $11.2 million, $0 and $0	(67,434)	(862)	8,742

Net loss	$(94,528)	$(36,624)	$(5,983)

Weighted average common shares:
Basic	39,984	34,527	25,124

Diluted	39,984	34,527	25,124

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.68)	$(1.04)	$(0.59)
(Loss) income from discontinued operations	(1.68)	(0.02)	0.35

Net loss	$(2.36)	$(1.06)	$(0.24)

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(Amounts in thousands)	2007	2006	2005
Net loss	$(94,528)	$(36,624)	$(5,983)
Other comprehensive loss, net of tax:	—	—	—
Foreign currency translation gains (losses)	1,133	4,345	(599)

Comprehensive loss	$(93,395)	$(32,279)	$(6,582)

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total
(Amounts in thousands)	Shares	Amount
Balance, December 31, 2004	22,498	$2,250	$116,932	$(145)	$(107,903)	$(893)	$10,241

Net loss					(5,983)		(5,983)
Currency translation adjustments				(599)			(599)
Stock options exercised	626	63	3,063				3,126
Stock warrants exercised	1,518	152	8,000				8,152
Employee stock purchase plan	14	1	117				118
Employee stock incentive plan			736				736
Issuance of restricted stock	131	13	(13)				—
Purchase of treasury stock						(433)	(433)
Issuance of common stock for cash	8,298	830	69,094				69,924
Common stock issued in acquisition	1,271	127	19,146				19,273

Balance, December 31, 2005	34,356	3,436	217,075	(744)	(113,886)	(1,326)	104,555

Net loss					(36,624)		(36,624)
Currency translation adjustments				4,345			4,345
Stock options exercised	102	10	489				499
Stock warrants exercised	180	18	791				809
Employee stock purchase plan	26	2	260				262
Employee stock incentive plan			6,921				6,921
Issuance of restricted stock	110	11	(11)				—
Issuance of stock warrants			3,674				3,674
Purchase of treasury stock						(363)	(363)
Residual costs of equity offering			(151)				(151)

Balance, December 31, 2006	34,774	3,477	229,048	3,601	(150,510)	(1,689)	83,927

Net loss					(94,528)		(94,528)
Currency translation adjustments				1,133			1,133
Stock options exercised	134	13	711				724
Employee stock purchase plan	37	4	282				286
Employee stock incentive plan			3,719				3,719
Issuance of restricted stock	106	11	233				244
Purchase of treasury stock						(134)	(134)
Issuance of common stock for cash	26,943	2,694	72,591				75,285
Stock warrant modifications			295				295

Balance, December 31, 2007	61,994	$6,199	$306,879	$4,734	$(245,038)	$(1,823)	$70,951

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2007	2006	2005
Cash flows from operating activities:
Net loss	$(94,528)	$(36,624)	$(5,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	67,434	862	(8,742)
Depreciation	1,470	1,346	1,130
Amortization	5,879	5,552	906
Provision for (recovery of) bad debts	71	228	(49)
Provision for (recovery of) obsolete inventory	212	942	(85)
Amortization of debt discount and debt issue costs	2,351	1,467	1,147
Loss on disposition of property and equipment	15	30	44
Impairment of long lived assets	860	—	—
Net gain on disposition of non-core assets	—	—	(7,080)
Loss on early retirement of debt	3,346	—	2,993
Stock-based compensation	3,569	6,329	669
Unrealized foreign currency transaction gains	—	(272)	—
Other changes in operating assets and liabilities:
Accounts receivable	(2,808)	(1,903)	(1,503)
Contract sales and notes receivable	2,977	6,423	(4,065)
Inventories	(566)	(1,639)	(1,404)
Prepaid expenses and other assets	793	(4,716)	(6,607)
Trade accounts payable	(4,847)	3,721	(1,829)
Accrued expenses and other current liabilities	1,439	4,160	(3,306)
Customer deposits, deferred revenue and other liabilities	(3,480)	(2,169)	1,793
Deferred taxes	1,074	—	—

Net cash used in continuing operating activities	(14,739)	(16,263)	(31,971)
Net cash provided by (used in) discontinued operating activities	(34,288)	4,133	10,643

Net cash used in operating activities	(49,027)	(12,130)	(21,328)

Cash flows from investing activities:
Purchase of property and equipment	(1,007)	(1,815)	(1,923)
Proceeds from sales of property and equipment	44	35	145
Proceeds from sale of non-core assets	—	—	11,402
Purchases of minority investments	—	(6,000)	(38)
Purchases of business operations, net of cash acquired	—	(744)	(36,165)
Additions to intangible assets	(997)	(2,234)	(5,910)

Net cash used in continuing investing activities	(1,960)	(10,758)	(32,489)
Net cash provided by (used in) discontinued investing activities	19,248	(1,757)	(3,721)

Net cash provided by (used in) investing activities	17,288	(12,515)	(36,210)

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	(35,950)	(262)	(20,061)
Call premium on early retirement of debt	—	—	(1,188)
Principal payments on capital leases	(16)	(14)	(60)
Purchase of treasury stock	(134)	(363)	(433)
Proceeds from long-term debt and notes payable	3,200	17,636	—
Debt issuance costs	—	(569)	—
Residual costs of equity offering	—	(151)	—
Proceeds from issuance of common stock and warrants	76,295	1,570	81,320

Net cash provided by continuing financing activities	43,395	17,847	59,578

Effect of exchange rate changes on cash and cash equivalents	224	(100)	(264)

Increase (decrease) in cash and cash equivalents	11,880	(6,898)	1,776
Cash and cash equivalents, beginning of year	7,183	14,081	12,305

Cash and cash equivalents, end of year	$19,063	$7,183	$14,081

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(Amounts in thousands)	2007	2006	2005
Supplemental disclosure of cash flows information:

Cash paid for interest	$9,201	$6,151	$8,467

Cash paid for state and federal taxes	$14	$49	$170

Issuance of warrants		$3,674

Acquisitions:
Fair value of assets acquired, net of cash received			$22,234

Liabilities assumed			$2,266

Fair value of common stock, warrants and options issued in business combinations			$19,273

Goodwill recognized		$744	$35,508

See notes to consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts disclosed in the accompanying footnote tables are shown in thousands while amounts included in text are disclosed in actual amounts.

1. Description of Business, Basis of Presentation, Liquidity and Capital Resources

Description of Business

Progressive Gaming International Corporation (referred throughout these notes, together with its subsidiaries as “Progressive” or “the Company”) was incorporated in May 1986 in Nevada. Progressive develops, acquires, and markets electronic player tracking, game monitoring/accounting and progressive jackpot and mystery systems for slot and table game operations. The Company’s current facilities are in North America, the Netherlands, the United Kingdom, Macau, Estonia, and Australia. The Company’s customers include casinos, other gaming suppliers, operators of wide-area gaming networks and lottery authorities. Progressive’s gaming products are found in almost every major gaming jurisdiction worldwide.

Systems. The Company sells or leases software and electronic components for player tracking and slot machine and table game monitoring/accounting systems along with progressive jackpot and mystery systems to casino operators and governmental agencies.

Slot and Table Games. As more fully described in Note 3, in September 2007, the Company completed the sale of its table games division to Shuffle Master, Inc. During June 2007, the Company entered into two arrangements to sell its remaining slot route and slot inventory to Reel Games, Inc., and the disposal of the slot operations was completed during the third quarter of 2007. Both transactions further the Company’s strategy to concentrate on systems sales and development as the primary business focus.

Interior Signage. In connection with its focus on systems content and technology, the Company sold its interior sign division through a private buy-out of the division’s employees during 2005.

Basis of Presentation, Liquidity and Capital Resources

The Company has generated net losses from operations of $94.5 million, $36.6 million and $6.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, and has an accumulated deficit of $245.0 million at December 31, 2007. The Company has used cash in operating activities of $49.0 million, $12.1 million and $21.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. The Company has generated net cash from investing and financing activities of $60.7 million, $5.3 million and $23.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has total cash and cash equivalents of $19.1 million and net a working capital deficit of $4.8 million at December 31, 2007. The net working capital deficit includes $30 million of the Company’s 11.875% Senior Secured Notes (“Senior Secured Notes”) due in August 2008. Although the Company has the ability to partially redeem the Senior Secured Notes with cash on hand and cash from operations, the Company will need to obtain additional financing to complete the redemption by August 2008. Management is in the process of evaluating alternatives; including a senior credit facility, debt arrangement or other financing sources.

Management believes that existing cash on hand ($19.1 million at December 31, 2007), cash generated from operations based on the Company’s 2008 approved plan and proceeds of the planned financing will be sufficient sources of capital to redeem the Senior Secured Notes on their due date and meet other working capital requirements through at least December 31, 2008. However, if management is unable to complete its planned financing, the Company would not be able to satisfy its working capital needs through December 31, 2008. There can be no assurance that any additional financing will be available on acceptable terms, or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

On November 16, 2007, the Company completed its sale of 20 million shares of its Common Stock at a price of $2.50 per share. Proceeds from the transaction were used to fund strategic developments and acquisitions, repurchase and retire $15.0 million of the Company’s Senior Secure Notes (“Note”), provide for working capital needs and for other general corporate purposes. On August 16, 2007, the Company completed the private placement of 6.9 million shares of the Company’s common stock at a price of $4.50 per share, resulting in net proceeds to the Company of approximately $28.3 million. The shares were sold to accredited investors and were subsequently registered. See Note 16 for additional information.

In connection with the Company’s November retirement of $15.0 million of its Notes , the Company incurred a loss for the early retirement of debt, totaling $0.2 million. The loss includes a charge of $0.1 million for loan fees paid on the repurchase of the Notes and non-cash charges to write-off $0.1 million representing the unamortized bond issue costs and unamortized discount on the Notes retired.

In November 2007, the Company terminated its Senior Credit Facility and repaid the outstanding balance of $10.0 million. The Company incurred a loss for the early retirement of debt, totaling $2.4 million as part of the closing process. The loss includes a charge of $2.1 million for unamortized loan fees including the unamortized fair value of warrants issued to lenders, and prepayment penalty and termination costs of $0.3 million.

2. Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days when purchased. The Company places its cash and temporary investments with financial institutions. At December 31, 2007, the Company had deposits with financial institutions in excess of FDIC insured limits by $19.8 million.

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

Long-Lived Assets. Property and equipment are stated at cost and are depreciated by the straight-line method over the useful lives of the assets, which range from 3 to 10 years. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Management requires long-lived assets that are held and used by the Company to be reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from related future undiscounted cash flows.

Patents and Trademarks. The Company capitalizes the cost of registering and defending patents and trademarks. These costs are amortized over the useful life of the patent or trademark.

Intangible Assets. Intangible assets consist of patent and trademark rights, goodwill, intellectual property rights, covenants not to compete, software costs, license fees and a perpetual license. They are recorded at cost and are amortized, except goodwill and perpetual license, on a straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 5 to 20 years. The straight-line amortization method is utilized because the Company believes there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

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

Deposits. Deposit liabilities represent payment obligations and payments collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed.

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

Litigation and Other Contingencies. The Company is involved in various legal matters, litigation and claims of various types in the ordinary course of its business operations. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The status of significant claims is summarized in Note 17.

SFAS No. 5, “Accounting for Contingencies” requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and that the amount can be reasonably estimated. Significant management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict. For contingencies where an unfavorable outcome is reasonably possible and which are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss.

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

Revenue Recognition. The Company recognizes revenue depending on the line of business as follows:

Slot and Table Games. Prior to the Company’s disposal of the slot and table games segment, the Company’s revenue recognition policies for these operations were as follows: The Company leases and sells proprietary slot and table games to casino customers. Table game lease contracts are typically for a 36-month period with a 30-day cancellation clause. The lease revenue is recognized on a monthly basis. Slot machine lease contracts are either on revenue participation or a fixed-rental basis. Slot machine lease contracts are typically for a month-to-month period with a 30-day cancellation clause. On a participation basis, the Company earns a share of the revenue that the casino earns from these slot machines. On a fixed-rental basis, the Company charges a fixed amount per slot machine per day. Revenues from both types of lease arrangements are recognized on the accrual basis. The sales agreements for proprietary table games and slot games consist of the sale of hardware and a perpetual license for the proprietary intellectual property. Slot and table game sales are executed by a signed contract or a customer purchase order. Revenues for these sales agreements are generally recognized when the hardware and intellectual property is delivered to the customer.

Systems. System sales consist of a suite of products (some of which are sold separately) that enable gaming entities to track customer gaming activity, account for slot machine activity and operate progressive jackpot systems. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with Statement of Position 97- 2, “Software Revenue Recognition” (“SOP 97-2”). System sales are considered multiple element arrangements because they include hardware, software, installation, training and post-sale customer support. System sales are evidenced by a signed contract. Follow-up spare parts and hardware-only sales are generally evidenced by a purchase order. Revenue for system sales is recognized when: (i) there is a signed contract with a fixed or determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered, installed, training has been completed and acceptance has occurred.

Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and perform the installation themselves and require an additional software license and hardware, and (iii) customers who contract with third parties for the installation of systems, and (iii) customers purchasing spare parts.

Postcontract Customer Support. Maintenance and support for substantially all of the Company’s products are sold under agreements with established vendor-specific objective evidence of fair value in accordance with the applicable accounting literature. These contracts are generally for a period of three years and revenue is recognized ratably over the contract service period. Further professional services are also sold under agreements with established vendor-specific objective evidence of price, which is based on daily rates and is recognized as the services are provided.

License Arrangements. A significant portion of the Company’s historical revenues were generated from the license of intellectual property, software and game content. These licenses are sold on a stand-alone basis or in multiple element arrangements. Revenue is recognized from these transactions in accordance with the applicable accounting literature. Revenues under perpetual license arrangements are generally recognized when the license is delivered. Revenues under fixed term arrangements are generally recognized over the term of the arrangement or in a manner consistent with the earnings process. For arrangements with multiple deliverables, revenue is generally recognized as the elements are delivered so long as the undelivered elements have established fair values as required in the applicable accounting literature. Beginning in the year ended December 31, 2007, the Company shifted its focus away from one-time license arrangements and as a result such arrangements have been declining and are expected to further decline in future periods.

Interior Signage. Prior to the disposal of the interior signage division in 2005, signage sales were executed by a signed contract or customer purchase order. Revenue was recognized when the completed product is delivered. If the agreement called for the Company to perform an installation after delivery, revenue related to the installation was recognized when the installation had been completed and accepted by the customer.

Stock-Based Compensation. Beginning January 2006, the Company adopted the modified prospective application method contained in SFAS No. 123 (revised December 2004), “Share-Based Payment” (“SFAS No. 123(R)”) , to account for share-based payments. As a result, the Company applies this pronouncement to new awards or modifications of existing awards in 2006 and thereafter. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by SFAS No. 123, “ Accounting for Stock-Based Compensation”. Under APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Equity Instruments Issued to Outside Parties. The Company’s accounting policy for equity instruments issued to outside parties in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The number of outstanding options issued to consultants at December 31, 2007, was 45,000, with a range of exercise prices from $4.55 to $7.06 per share. The fair value of these option awards has been fully amortized to expense.

During the year ended December 31, 2006, the Company issued warrants to purchase an aggregate of 350,000 shares of the Company’s common stock to Ableco Holding LLC (“Ableco”) representing a portion of the debt issue costs related to the Company’s long-term debt arrangements. At the date of issuance, these warrants had a term of seven years. The fair value of these warrants was recorded as a prepaid loan fee, and was being recognized as a charge to the statement of operations on the straight-line method over the term of the debt facility. These warrants contain anti-dilution provisions requiring certain adjustments when dilutive equity transactions occur. During 2007, the Company’s issuance of approximately 27 million shares of common stock resulted in these anti-dilution provisions triggering an increase in the number of shares issuable under the warrants, and a decrease in the exercise price per share. These adjustments resulted in an increase of approximately $0.2 million in the fair value of these warrants. As a result of the termination of the senior secured term credit facility with Ableco during the fourth quarter of 2007, the unamortized fair value of these warrants was written off. At December 31, 2007, the number of shares issuable under outstanding warrants held by Ableco was 476,375, with exercise prices ranging from $4.56 to $6.10.

From 1998 to 2000, the Company licensed rights to intellectual property, including rights to develop and market gaming devices and associated equipment under certain Ripley and Hasbro trademarks, in exchange for warrants to purchase shares of the Company’s common stock. During the year ended December 31, 2006, the Company licensed certain intellectual property rights from Harrah’s in exchange for 325,000 warrants to purchase shares of the Company’s common stock at an exercise price of $7.50 per share. These warrants were valued using the Black-Scholes-Merton option-pricing model using volatility of 60%, expected life of six years, risk free rate of 4.79%, and expected dividends of zero. At December 31, 2007, the number of outstanding warrants issued in exchange for license agreements was 325,000, with a weighted average exercise price of $7.50 per share.

Software Development Capitalization. The Company capitalizes costs related to the development of certain software products that meet the criteria under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”.

Income Taxes. Effective January 1, 2007, we adopted FIN No. 48,” Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

The Company has assessed all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position's sustainability and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit are subject to change as new information becomes available.

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

Recently Issued Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2 “Effective Date of FASB Statement No. 157” (FSP) SFAS No. 157-2) that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position, cash flows, and results of operations.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company will adopt this statement as of January 1, 2009. Management is currently evaluating the impact SFAS No. 141(R) will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. Discontinued Operations

On September 28, 2007, the Company completed the sale of its table games division to Shuffle Master, Inc. Upon closing, the Company received $19.8 million in cash. The Purchase Agreement also provides for earn-out payments based on the installed base growth of the table game division assets through 2016, subject to certain conditions, including $3.5 million in guaranteed minimum payments expected to be realized over the next four years. The table games division consisted of casino table games with proprietary intellectual property, including patents, trademarks, copyrights, etc. that had been developed, acquired or licensed from third parties.

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

As a result of the sales of the table game division sale and the slot route and inventory sales, the Company recorded a total charge of $67.4 million during the year ended December 31, 2007, which comprises $25.9 million in impairment charges associated with the adjustment of the carrying values of the assets involved in the sales, including $15.3 million related to goodwill, an accrual for a table games-related litigation settlement of $24.7 million, and a total of $16.8 representing operating losses and other charges related to the disposed segment. Revenues for the table games division and slot route were $3.3 million, $13 million and $23.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Those revenues, which previously were included in the slot and table games segment revenues, are classified as discontinued operations in the accompanying consolidated statements of operations and prior period amounts have been reclassified, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Interest expense was not allocated to the slot and table businesses, and therefore, all of the Company’s interest expense is included within continuing operations.

The assets and liabilities associated with discontinued operations are presented in separate line items in the consolidated balance sheets. The components of the assets and liabilities of discontinued operations at December 31, 2007 are presented below, along with comparable carrying values of the assets and liabilities at December 31, 2006 (unaudited).

(Amounts in thousands)	2007	2006
		(unaudited)
Current assets of discontinued operations	$680	$2,428
Noncurrent assets of discontinued operations:
Present value of minimum future payments due from purchaser	2,131	—
Intangible assets	—	32,721
Goodwill	—	12,762
Property and equipment	—	616

Total noncurrent assets of discontinued operations	2,131	46,099
Current liabilities of discontinued operations	3,695	805
Noncurrent liabilities of discontinued operations	1,175	11,190

Net (liabilities) assets of discontinued operations	$(2,059)	$36,532

The components of the (loss) income from discontinued operations for the years ended December 31, 2007, 2006 and 2005 (unaudited) are presented below.

(Amounts in thousands)	2007	2006	2005
		(unaudited)	(unaudited)
Loss on disposal	$(37,124)	$—	$—
Income tax benefit on disposal	11,190	—	—
Accrued litigation charge	(24,677)	—	—
Operating (loss) income and other charges	(16,823)	(862)	8,742

(Loss) income from discontinued operations	$(67,434)	$(862)	$8,742

4. Acquisitions and Divestitures

On January 5, 2005, the Company acquired substantially all the assets of PitTrak®, a table games management system. PitTrak® has similar functionality as TableLink ® and provides the Company with an existing installed base of over 400 tables and access to sell its management solutions worldwide. The total purchase consideration of $2.8 million was allocated to intangible assets, including goodwill of $2.6 million, software costs, patents, trademarks, and customer lists totaling $0.4 million, and net current liabilities of $0.2 million. The goodwill of $2.6 million was assigned to the systems segment, and the Company anticipates this goodwill will not be deductible for tax purposes. The Company also purchased patents related to player card image based recognition (IBR) and licensed the exclusive rights to develop and distribute an IBR card recognition shoe.

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

On October 7, 2005, the Company completed its acquisition of VirtGame Corp. (VirtGame), a provider of open architecture gaming software primarily focused on the delivery of a central-server based slot games and centrally managed sports betting. The Company issued a total of 1.8 million shares of its common stock for all of the outstanding common stock, preferred stock, warrants and options of VirtGame.

On November 28, 2005, the Company acquired EndX Group, Ltd. (“EndX”), a global gaming management systems software company headquartered in the United Kingdom, for $29.9 million in cash, including transaction costs. EndX had been one of the Company’s key strategic partners for over three years. The EndX Intelligence product suite is currently installed in over 175 gaming centers in approximately 20 countries worldwide, including centers operated by the three major gaming operators located in the United Kingdom. The EndX product has been integrated as a part of CasinoLink ® Enterprise Edition. The modules of EndX include cage and cash management, player marketing, table games accounting, and surveillance and alerts monitoring. In addition, we and EndX previously created a version of TableLink ® for the international market. Significant North American multi-site installations that have been completed or are in the process of being installed include 17 sites for the British Columbia Lottery Corporation and four sites for the Saskatchewan Indian Gaming Authority.

Pro Forma Results (unaudited)

The results of operations of the entities acquired in the PitTrak, EndX and VirtGame acquisitions, and the effects of related financing, have been included in our consolidated financial statements since their respective January 5, 2005, October 7, 2005, and November 28, 2005, dates of acquisition. The following unaudited pro forma consolidated financial information has been prepared assuming that the following transactions had occurred at the beginning of 2005:

•	The acquisition of PitTrak, as if it occurred on January 1, 2005;

•	The acquisition of EndX , as if it occurred on January 1, 2005;

•

The acquisition of VirtGame as if it occurred on January 1, 2005, and the related issuance of approximately 1.2 million shares of common stock in exchange for the outstanding common and preferred stock of VirtGame.

(Amounts in thousands)	2005
Net revenues	$82,079

Loss from operations	$(757)

Net loss	$(12,117)

Loss per share—basic and diluted	$(0.46)

Other Acquisitions

During 2006 the Company purchased an 11% minority investment in a non-public entity, Magellan Technology Pty Ltd. (“Magellan”), for $6 million in cash. This investment is accounted for using the cost method, and is periodically reviewed for impairment. In addition, the Company acquired an exclusive license for certain of Magellan’s intellectual property for $3 million.

Following the fourth quarter of 2007, the Company reviewed its investment in Magellan in light of macro economic conditions, particularly in the technology sector and other factors, for possible impairment. During that review, certain impairment indicators were noted. The Company estimated the fair value of the investment at December 31, 2007 utilizing discounted cash flow methodologies, and based on its analysis, recorded an other-than-temporary impairment of this investment of $0.9 million, which is reflected in the selling, general and administrative expenses line of the consolidated statement of operations.

5. Fair Values of Financial Instruments

The following table presents the carrying amount and estimated fair market value of financial instruments at December 31, 2007:

(Amounts in thousands)	Carrying Amount	Estimated Fair Market Value
Senior notes	$29,852	$28,613

The carrying values of contract sales and notes receivable, capital leases, and the secured working capital line of credit approximate fair values due to their lengths of maturity or variable interest rates. The estimated fair value of fixed rate long-term debt was determined by using quoted market prices and where quoted market prices are not available the fair value was calculated utilizing the present value of estimated future cash flows and applying discount rates commensurate with the risks involved.

6. Receivables

Accounts receivable at December 31, 2007 and 2006 consist of the following:

(Amounts in thousands)	2007	2006
Trade accounts	$21,566	$15,531
Other	736	3,230

Subtotal	22,302	18,761
Less: allowance for doubtful accounts	(942)	(943)

Net	$21,360	$17,818

Contract and notes receivable at December 31, 2007 and 2006 consist of the following:

(Amounts in thousands)	2007	2006
Contract sales and notes receivable	$1,301	$8,100
Less: allowance for doubtful accounts	(472)	(1,529)

Net	$829	$6,571

Noncurrent portion	$—	$164

Changes in the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 are as follows:

(Amounts in thousands)	2007	2006	2005
Allowance for doubtful accounts—beginning	$2,472	$2,334	$2,429
Reclassify allowance for doubtful accounts of discontinued operations	(1,057)	—	—
Provision for bad debts (recoveries)	71	228	(49)
Write-offs	(72)	(90)	(46)

Allowance for doubtful accounts—ending	$1,414	$2,472	$2,334

During 2007, a provision for bad debts of $1.8 million was recorded as a charge to the loss on discontinued operations, and $2.7 million in receivables of discontinued operations were written off.

7. Inventories

Inventories at December 31, 2007 and 2006 consist of the following:

(Amounts in thousands)	2007	2006
Raw materials	$5,013	$7,752
Finished goods	2,315	4,759
Work-in-progress	16	15

Subtotal	7,344	12,526
Less: reserve for obsolete inventory	(768)	(1,040)

Net	$6,576	$11,486

Changes in the reserve for obsolete inventory for the years ended December 31, 2007, 2006 and 2005 are as follows:

(Amounts in thousands)	2007	2006	2005
Reserve for obsolete inventory—beginning	$1,040	$1,157	$1,332
Reclassify reserve for obsolete inventory of discontinued operations	(424)	—	—
Provision for obsolete inventories	212	942	(85)
Write-offs	(60)	(1,059)	(90)

Reserve for obsolete inventory—ending	$768	$1,040	$1,157

During 2007, a provision for obsolete inventory of $3,953 was recorded as a charge to the loss on discontinued operations, and $3,222 in inventories of discontinued operations were written off.

On July 1, 2006, the European Union adopted the RoHS initiative (restriction of the use of certain hazardous substances in electrical and electronic equipment). This initiative is expected to be adopted in other jurisdictions, including the United States, during 2007. As a result of the adoption of this initiative, the Company completed a comprehensive analysis of its inventories, and recorded an additional reserve for obsolete inventory of $0.9 million during the second quarter of 2006.

8. Property and Equipment

Property and equipment at December 31, 2007 and 2006 consist of the following:

(Amounts in thousands)	2007	2006
Buildings and leasehold improvements	$1,294	$1,125
Machinery and equipment	9,276	10,021
Equipment leased to others	—	3,949
Furniture and fixtures	1,453	1,790
Transportation equipment	172	662

Subtotal	12,195	17,547
Less: accumulated depreciation	(8,302)	(12,091)

Net	$3,893	$5,456

Depreciation expense included in continuing operations for property and equipment was $1.5 million, $1.3 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation expense included in discontinued operations for property and equipment was $0.3 million, $0.5 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

9. Goodwill and Intangible Assets

Intangible assets at December 31, 2007 and 2006 consist of the following:

(Amounts in thousands)	2007	2006
Perpetual license	$—	$35,762
Patent and trademark rights	6,210	16,698
Software development costs	650	868
Licensed technology	11,540	5,483
Core technology and other proprietary rights	22,879	22,613

Subtotal	41,279	81,424
Less: accumulated amortization	(15,633)	(22,265)

Net	$25,646	$59,159

In accordance with SFAS No. 142 and SFAS No. 144, the Company performs an impairment analysis on all of its long-lived and intangible assets on an annual basis and in certain other circumstances. For indefinite lived assets including perpetual licenses and goodwill, management performs an annual valuation to determine if any impairment has occurred. During the fourth quarter of 2007, the Company changed the date of its annual goodwill impairment test from the last day of its third quarter (September 30) to the first day of its fourth quarter (October 1). The Company selected this date to perform its annual goodwill impairment test because it believes the new date is preferable in these circumstances as it better aligns the timing of the impairment test with the Company’s long-range planning process, which is expected to result in efficiencies and savings in professional fees. In addition, the October 1 test date is preferable because it allows more time for management to plan and execute its review of the completeness and accuracy of the impairment testing process. This change did not delay, accelerate or avoid an impairment charge. The valuation tests as of September 30, 2007, October 1, 2007 and September 30, 2006 did not indicate any impairment.

The net carrying value of goodwill as of December 31, 2007, is included in the Company’s geographic operations as follows:

(Amounts in thousands)	Net Amount
North America	$14,723
Europe	24,678
Australia / Asia	2,972

Net	$42,373

During the year ended December 31, 2007, the carrying value of goodwill decreased by $15.6 million as follows:

•	$15.3 million decrease resulting from goodwill written off in connection with the disposal of the slot and table games segment

•

$1.2 million decrease related to a tax election in the United Kingdom under HMRC Schedule 23 FA 2003 which resulted in a net operating loss carryforward of approximately $1.2 million. This election related to events that occurred prior to the Company’s acquisition of EndX during 2005 and has been recorded as an adjustment to goodwill previously recognized in connection this acquisition.

•	$0.9 million increase as a result of changes in the foreign currency rates used to translate the balance sheet of the Company’s international operations.

During September 2007, the indefinite life intangible asset (perpetual license) was disposed of in connection with the sale of the table games division.

Definite life intangible assets as of December 31, 2007, subject to amortization, are comprised of the following:

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Patent and trademark rights	$6,210	$(4,092)	$2,118	7 years
Software development costs	650	(142)	508	5 years
Licensed technology	11,540	(2,043)	9,497	10 years
Core technology and other proprietary rights	22,879	(9,356)	13,523	6 years

Total	$41,279	$(15,633)	$25,646	7 years

Amortization expense from continuing operations for definite life intangible assets was $5.9 million, $5.5 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense from discontinued operations for definite life intangible assets was $0.7 million, $2 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

(Amounts in thousands)
2008	$5,884
2009	5,283
2010	5,249
2011	4,021
2012	717
Thereafter	4,492

Total	$25,646

10. Other Assets

Other assets at December 31, 2007 and 2006 consist of the following:

(Amounts in thousands)	2007	2006
Deposits	$241	$477
Debt issue costs	—	2,618
Minority investments	5,178	6,037
Royalties	4,262	3,217
Deferred stock warrants	—	3,376
Other	34	327

Total	$9,715	$16,052

11. Accrued Liabilities

Accrued liabilities at December 31, 2007 and 2006 consist of the following:

(Amounts in thousands)	2007	2006
Payroll and related costs	$5,601	$3,513
Interest	863	1,341
Royalties	—	374
Restructuring and severance expense	197	512
Legal and tax	1,330	4,110
Patent liability	2,800	—
Other	514	188

Total	$11,305	$10,038

Included in accrued liabilities at December 31, 2006 is $2.8 million related to settlement of a class action lawsuit.

During the second quarter of 2006, the Company recorded charges for certain legal and tax matters, severance for a former executive officer and the restructuring of its international offices. On June 16, 2006, the Company entered into a separation agreement with its former CFO, resulting in charges of $0.9 million for severance and $0.9 million for stock compensation expense. Due to the proliferation of gaming in Asia, particularly Macau, the Company has realigned its international operations to respond to changing market opportunities in this region of the world. As a result of this restructuring, the Company closed its office in Oxford, England and relocated certain key employees to Macau. The Company recognized $0.3 million of charges related to this restructuring during the quarter ended June 30, 2006. During the second quarter of 2006 the Company recorded $1.5 million of charges related to certain legacy legal and tax matters in accordance with SFAS No. 5.

12. Net Gain on Disposition of Non-core Assets

During the second quarter of 2005, the Company completed the sale of its interior sign division, which resulted in a gain of $7.1 million, including transaction costs. Additionally, the Company commenced the process of repositioning its existing slot machine platform to focus on central-server based games and third party content development. In connection with this repositioning, the Company entered into an asset purchase agreement to sell certain non-gaming slot hardware related to its existing platform. In connection with the repositioning, the Company recorded an impairment charge of $4.5 million equal to the amount by which the carrying value exceeded fair value determined by the selling price. As a result of the disposal of the slot and table games operations during 2007, this impairment charge was reclassified to loss on discontinued operations.

13. Gain on Sale of Core Intellectual Property

During the third quarter of 2005, the Company completed a $2.5 million strategic licensing transaction by selling the remaining rights to certain intellectual property through a nonmonetary transaction, but retained a non-exclusive right to use the intellectual property in the Company’s operations. This gain was based upon the fair value of intellectual property sold in the exchange.

14. Debt

Debt at December 31, 2007 and 2006 consists of the following:

(Amounts in thousands)	2007	2006
11.875% Senior Secured Notes due August 15, 2008, net of unamortized discount of $148 and $585	$29,852	$44,415
Unsecured promissory note to TAB, Ltd. bearing interest at 5%, principal and interest due currently	—	113
Notes payable secured by transportation and office equipment, interest rates between 0% to 12% due through 2007	—	15
Secured revolving working capital line of credit of $22.5 million. Interest at prime rate plus 3.5%, interest payable monthly, due 2009.	—	17,636

Total	29,852	62,179
Less: current portion	(29,852)	(128)

Long-term portion	$—	$62,051

At December 31, 2007, all of the Company’s debt had a maturity of less than one year.

As of December 31, 2007, the Company is in compliance with all debt covenants.

On April 20, 2006, the Company completed the first of two phases of securing a credit facility for completion of its minority investment in Magellan Technology Pty., Ltd., and for general working capital purposes. The first phase included an arrangement for a $10 million senior secured term loan due April 19, 2007. Outstanding principal under the facility bore interest at the prime rate of interest plus 2.25%. Underwriting fees related to the facility equaled 3.5% of the total principal and warrants to purchase 200,000 shares of the Company’s common stock. The warrants were initially valued using the Black-Scholes method using expected volatility of 60%, expected term of seven years, risk free rate of 4.97%, and expected dividends of zero. Prior to the termination of the credit facility, these warrants were classified in Other Assets in the Company’s consolidated balance sheet.

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

Prior to the termination of the Senior Credit Facility, the outstanding principal under the facility bore interest at a reference rate of interest plus an applicable margin or a LIBOR rate plus an applicable margin. Underwriting fees related to the facility equal 2.0% of the total principal and warrants to purchase 150,000 shares of the Company’s common stock. The warrants were initially valued using a binomial lattice model and a Monte Carlo model using volatility of 69.64%, derived service period of one year, risk free rate of 5.05%, and expected dividends of zero. These warrants were classified in Other Assets in the accompanying consolidated balance sheet. The terms of the facility required the Company to comply with certain financial covenants covering senior debt leverage ratio, total debt leverage ratio, minimum EBITDA, minimum cash plus availability, minimum interest coverage, and certain negative covenants.

During November 2007, the Company redeemed $15 million of its 11.875% Senior Secured Notes due 2008 (the “Notes”) at a redemption price of 100.00% of the principal amount of the Notes, plus accrued and unpaid interest to the redemption date. The remaining aggregate outstanding principal amount of the Notes after the redemption is $30 million.

In November 2007, the Company retired $15.0 million of its Notes and incurred a loss for the early retirement of debt of $0.2 million. The loss includes a charge of $0.1 million for loan fees paid on the repurchase of the Notes and non-cash charges to write-off $0.1 million representing the unamortized bond issue costs and unamortized discount on the Notes retired.

In November 2007, the Company paid the outstanding balance on its Senior Credit Facility of $10.0 million in connection with the termination of the Senior Credit Facility. The Company incurred a loss for the early retirement of debt, totaling $2.4 million as part of the closing process. The loss includes a charge of $2.1 million for unamortized loan fees including the unamortized fair value of stock purchase warrants, and prepayment penalty and termination costs of $0.3 million.

15. Other Long Term Liabilities

Other long-term liabilities at December 31, 2007 and 2006 consists of the following:

(Amounts in thousands)	2007	2006
Long term portion settlements	$374	$—
Long term patent liability	2,659	—
Deferred revenue	3,257	694

Total	$6,290	$694

16. Equity Transactions

On August 13, 2007, the Company entered into a Securities Purchase Agreement for the sale of 6,943,333 shares of the Company’s common stock at a price of $4.50 per share (the “Private Placement”). The closing of the Private Placement occurred on August 16, 2007, resulting in aggregate gross proceeds to the Company of $31.2 million. The Company incurred placement agent and other fees of approximately $2 million in connection with the offer and sale of the shares. The shares were sold to accredited investors.

On September 13, 2007, the Company filed a registration statement under the Securities Act of 1933 to register the shares of common stock sold in the Private Placement and certain other shares held by selling stockholders, and the registration became effective on November 6, 2007. Under the terms of a Registration Rights Agreement entered into in connection with the Securities Purchase Agreement, the Company is obligated to use its commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) three years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(k) of the Securities Act. If the Company fails to achieve any of these requirements, it is obligated to pay each purchaser of the common stock sold in the Private Placement partial liquidated damages equal to 1% per month of the aggregate amount invested by such purchaser, calculated on a daily pro-rata basis. As required under FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements,” the Company has evaluated the likelihood that a transfer of consideration will occur in connection with this registration payment arrangement, and has determined that as of the date of this filing, the payment of such liquidated damages is not probable, as that term is defined in SFAS No. 5. As a result, the Company has not recorded a liability for this contingent obligation as of December 31, 2007. Any subsequent accruals of a liability or payments made under this registration rights agreement will be charged to earnings in the period they are recognized or paid.

On November 16, 2007, the Company completed its sale of 20 million shares of its Common Stock at a price of $2.50 per share. Proceeds from the transaction were used to fund strategic developments and acquisitions, repurchase and retire $15.0 million of the Company’s Notes, provide working capital and for other general corporate purposes.

17. Commitments and Contingencies

The Company leases certain of its facilities and equipment under various agreements for periods through the year 2012. The following schedule shows the future minimum rental payments required under these operating leases, which have initial non-cancelable lease terms in excess of one year as of December 31, 2007:

(Amounts in thousands)	Minimum Payments
2008	$2,670
2009	1,627
2010	1,602
2011	508
2012	12
Thereafter	—

Total	$6,419

Rent expense, net of sublease rentals, was $2.4 million, $2.7 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Legal Matters

The Company was sued by Derek Webb and related plaintiffs in the U.S. District Court, Southern District of Mississippi, Jackson Division, in a case filed on December 27, 2002. The suit originated from a patent infringement matter dating back to 1999. The plaintiffs alleged state law interference with business relations claims and federal antitrust violations and contended that the Company illegally restrained trade and attempted to monopolize the proprietary table game market in the United States. At trial, Plaintiffs sought monetary damages, penalties and attorneys’ fees in excess of several million dollars based on the attempted monopolization claim only. Trial on this case was held in January and February, 2007. In a jury verdict, the plaintiff was awarded the sum of $13 million for his claims, which amount was trebled in accordance with applicable law. As a result, on or about February 21, 2007, judgment was entered in favor of plaintiffs in the amount of $39 million, plus the costs of suit, including a reasonable attorney’s fee. Plaintiffs claimed that costs of suit and attorney’s fees together exceeded $4.7 million. The Company filed post-trial claims for relief (including a motion for a new trial and a motion for a judgment as a matter of law) which were denied. On or about November 4, 2007 the parties reached a settlement agreement whereby the Company paid the plaintiffs $20.0 million in cash and plaintiffs’ attorneys’ fees of $4.7 million. The Company believes it has no further obligations with respect to the Webb litigation.

The Company had a dispute with Hasbro, Inc. that was filed in the U.S. District Court in Rhode Island relating to the calculation of royalty payments from 1999-2002 on the sale and license of certain of Progressive’s branded slot machines. Hasbro was seeking monetary damages in excess of $8 million. On October 25, 2007 the parties entered into a settlement agreement and mutual release of all claims whereby the parties agreed to release all claims between them and settle all disputes with no admission of wrongdoing, and for the Company to pay Hasbro the sum of $2.7 million, with payment as follows: $1.0 million within 5 days of the execution of the settlement agreement, $1.0 million no later than September 15, 2008, and $0.7 million no later than March 15, 2009; provided, however that such payment obligation may be reduced by $0.1 million if the last payment is made December 15, 2008, and may be reduced by an additional $0.1 million in the event the final amount is paid no later than September 15, 2008.

On or about May 8, 2006, the Company was served with a First Amended Complaint by Gregory F. Mullally in regards to a case pending in the United States District Court for the District of Nevada. Mr. Mullally’s First Amended Complaint added the Company and over ten other defendants in a case that has been pending since 2005. The case makes various legal claims relating to an allegation that Mr. Mullally owns the

Internet rights to the proprietary table games known as Caribbean Stud ® and 21 Superbucks. The Company believes this case is without merit and intends to defend this claim vigorously. The Company believes there is a remote chance of success by Mullally. The Company cannot currently estimate potential losses related to this claim as Mullally has not provided any assessment or estimation of damages. The Company is currently awaiting a ruling on our Motion for a Summary Judgment.

On or about August 1, 2006, the Company was served with a Complaint by DTK, LLC in regards to a case pending in the Circuit Court of Harrison County, Mississippi, First Judicial District. The Complaint makes various legal claims surrounding allegations that Progressive is responsible for damages caused by Hurricane Katrina to DTK’s former facility in Gulfport. Mediation is likely to occur in March 2008. The Company believes its potential exposure on this case is up to approximately $0.5 million.

The Company was sued by Paltronics, Inc. in the U.S. District Court District of Nevada in a case filed on August 26, 2006 wherein Paltronics alleges patent infringement in regards to an embodiment of multi screen presentations that the Company sells as a module for slot machines. Management believes the Company is well positioned to defend against this claim, but also believes settlement of the action is possible. The Company has reserved for the potential settlement amount in the 2007 financials.

On or about February 14, 2007, the Company was served with a complaint by CEI Holding, Inc. in regards to a case pending in the Eighth Judicial District Court, Clark County Nevada (Case Number: A535019). CEI Holding claims that Progressive allegedly failed to pay the accounts payable obligations of Casino Excitement, Inc. pursuant to a 2002 stock purchase agreement wherein Casino Excitement, Inc. (the Company’s former exterior sign business) was sold by the Company to CEI Holdings, Inc. The case was settled in early March 2008 for $0.3 million, and the charges for the settlement and related legal fees have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2007 in the loss from discontinued operations.

From time to time the Company is also involved in other legal matters, litigation and claims of various types in the ordinary course of our business operations, including matters involving bankruptcies of debtors, collection efforts, disputes with former employees and other matters. Except as noted above, no significant accruals have been recorded for legal matters.

18. Income Taxes

Income (loss) from continuing operations before tax consisted of the following:

(Amounts in thousands)	2007	2006	2005
U.S.	$(21,860)	$(29,725)	$(13,485)
Foreign	(3,952)	(6,037)	(1,240)

Total	$(25,812)	$(35,762)	$(14,725)

The (provision) benefit for income taxes from continuing operations for the years ended December 31, 2007, 2006 and 2005 consist of:

(Amounts in thousands)	2007	2006	2005
Current tax expense
Federal	$—	$—	$—
Foreign	(224)	(283)	—
State	—	—	—

Total current tax expense	$(224)	$(283)	$—

Deferred tax benefit (expense)
Federal	$(2,933)	$—	$—
Foreign	1,896	283	—
State	(21)	—	—

Total deferred benefit (expense)	$(1,058)	$283	$—

Income tax benefit (expense) from continuing operations	$(1,282)	$—	$—

Tax benefit of $11.1 million was allocated to discontinued operations. The (provision) benefit for income taxes for the years ended December 31, 2007, 2006 and 2005 differs from the amount computed at the federal income tax statutory rate as a result of the following:

(Amounts in thousands)	2007	%	2006	%	2005	%
Amounts at statutory rate	$(9,034)	35.0%	$(12,517)	35.0%	$(5,154)	35.0%
Adjustments:
Foreign subsidiaries tax, net	137	(0.5)%	252	(0.7)%	76	(0.5)%
State income tax	235	(0.9)%	(380)	1.1%	(87)	0.6%
Non-deductible expenses and other	3,746	(14.6)%	(1,117)	3.1%	73	(0.5)%
Valuation allowance	6,198	(24.0)%	13,762	(38.5)%	5,092	(34.6)%

Total benefit (expense)	$(1,282)	(5.0)%	$—	0.0%	$—	0.0%

The components of the net deferred tax liability at December 31, 2007 and 2006 consist of the following:

(Amounts in thousands)	2007	2006
Deferred tax assets:
Current:
Inventory book / tax differences	$2,062	$1,007
Prepaid expenses and other	4,804	1,584
Valuation allowance	(6,866)	(2,591)

Subtotal	—	—

Noncurrent:
Deferred revenue	1,303	1,226
Stock based compensation	1,102
Tax credits	282	2,247
Intangible assets and other	781	6,149
Net operating loss carryforward	30,770	50,608
Valuation allowance	(29,688)	(54,079)

Subtotal	4,550	6,151

Total deferred tax assets	4,550	6,151

Deferred tax liabilities:
Current:	—	—
Noncurrent:
Perpetual license and other	(4,536)	(16,996)
Property and equipment and other	(602)	(1,011)

Subtotal	(5,138)	(18,007)

Total deferred tax liabilities	(5,138)	(18,007)

Net deferred tax liability	$(588)	$(11,856)

Changes in the deferred tax valuation allowance for the years ended December 31, 2007, 2006 and 2005 were as follows:

(Amounts in thousands)	2007	2006	2005
Beginning balance	$56,670	$46,021	$37,510
Additions (reductions)	(18,874)	14,063	2,032
Purchase accounting adjustments	(1,242)	(3,414)	6,479

Ending balance	$36,554	$56,670	$46,021

At December 31, 2007, management continues to believe that the realization of its deferred tax assets is not more likely than not to be achieved and as a result, maintains a full valuation allowance against its deferred tax asset.

At December 31, 2007, the Company had federal net operating loss carryforwards of $77.9 million and AMT tax credit carryforwards of $0.3 million. The net operating loss will expire in 2018 through 2026 and the AMT tax credit carryforwards do not expire. The Company has foreign NOL’s of $12.2 million which can be carried forward indefinitely.

The entire amount of the net operating loss and AMT credit carryforwards are subject to limitations under Section 382 of the Internal Revenue Code (“Section 382”). Section 382 limits the amount of carryforwards that can be used to offset future taxable income to an annual limit. Based upon the current Section 382 annual base limit of $3 million, the Company will have net operating losses that will expire unutilized and as a result, has reduced the deferred tax asset for net operating loss carryforward to the amount allowable under the base Section 382 limit.

During 2005 the Company reclassified $12.4 million of the perpetual license to goodwill and decreased the related deferred tax liability by $6.9 million accordingly.

Uncertain Tax Positions

Effective January 1, 2007, we adopted the provisions of FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. The cumulative effect of adopting FIN 48 resulted in no change in retained earnings.

The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2007 to December 31, 2007 (in thousands):

Balance as of January 1, 2007	$983
Increases related to prior year tax positions	7,291
Decreases related to prior year tax positions	(983)
Increases related to current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to lapsing of statute of limitations	—

Balance as of December 31, 2007	$7,291

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is zero based on the fact that we currently have a full reserve against our unrecognized tax benefits.

As of December 31, 2007, interest included in our provision for income taxes was not material in any of the periods presented. We have not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

The Company conducts business globally and, as a result, the Company and/or one or more of its subsidiaries files income tax returns in the federal and various state jurisdictions in the U.S. as well as in various jurisdictions outside of the U.S.

The Company generally remains subject to examination of its U.S. federal income tax returns for 2004 and later years and generally remains subject to examination of its various state income tax returns for a period of three to four years from the date the return was filed. However tax authorities may adjust carryforwards from earlier years that are utilized in an open tax year. The Company has carryforwards from 1998. The Company generally remains subject to examination of its various income tax returns in its significant jurisdictions outside the U.S. for periods ranging from one to four years after the date the return was filed.

The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

19. Loss Per Share

The following table provides a reconciliation of basic and diluted loss per share for the years ended December 31, 2007, 2006 and 2005:

(Amounts in thousands, except per share amounts)	2007	2006	2005
Loss from continuing operations	$(27,094)	$(35,762)	$(14,725)
(Loss) income from discontinued operations	(67,434)	(862)	8,742

Net loss	$(94,528)	$(36,624)	$(5,983)

Weighted average common shares:
Basic	39,984	34,527	25,124

Diluted	39,984	34,527	25,534

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.68)	$(1.04)	$(0.59)
(Loss) income from discontinued operations	(1.68)	(0.02)	0.35

Net loss	$(2.36)	$(1.06)	$(0.24)

Dilutive stock options and warrants of 0.2 million, 0.9 million, and 2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, have not been included in the computation of diluted loss per share as their effect would be antidilutive.

20. Benefit Plans

The Company adopted a savings plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company’s matching contributions for 2007, 2006 and 2005 were $0.5 million, $0.4 million and $0.2 million, respectively.

21. Stock-Based Compensation Plans

At December 31, 2007, the Company has stock-based employee and director compensation plans, which are described below. On January 1, 2006, PGIC adopted the fair value recognition provision of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The results for the prior periods have not been restated. The adoption of SFAS No. 123(R) had no effect on cash flows from operations or cash flows from financing activities for the years ended December 31, 2007 and 2006.

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

A summary of the stock-based compensation cost charged against income for the years ended December 31, 2007, 2006 and 2005, respectively, is presented below:

(Amounts in thousands)	2007	2006	2005
Charged against operating loss	$3,569	$6,329	$669
Charged against discontinued operations	150	594	67

Total charged against income	$3,719	$6,923	$736

No stock-based compensation cost was capitalized in inventory during the years ended December 31, 2007, 2006 and 2005. The Company generally issues new shares to settle stock option exercises and vested stock awards.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provision of SFAS No. 123(R) to stock-based compensation granted under the Company’s plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the fair value of option grants is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the vesting periods.

(Amounts in thousands, except per share amounts)	2005
Net loss, as reported	$(5,983)
Add: Total stock-based compensation expense included in net loss	736
Deduct: Total stock-based compensation expense determined under fair value method	(3,032)

Pro forma net loss	$(8,279)

Loss per share:
As reported—basic and diluted	$(0.24)

Pro forma—basic and diluted	$(0.33)

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007		2006		2005
Range of values:	Low	High	Low	High	Low	High
Expected volatility	54%	68%	60%	60%	60%	60%
Expected dividends	—	—	—	—	—	—
Expected term (in years)	4.3	6.9	4.5	4.5	7.0	7.0
Risk free rate	3.7%	5.2%	4.1%	5.2%	3.8%	4.6%

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

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to the Company’s employees, directors and consultants. Options issued under the plan are generally granted with an exercise price equal to the fair market value on the date of grant, become exercisable at the rate of 1/48 th per month, and have a stated term of seven years. Restricted stock awards granted under the plan typically vest at the rate of one-third per year on each of the first through third anniversaries of the date of grant. The 2005 Equity Incentive Plan, which was adopted during 2005, is intended as the successor to the Company’s Stock Option Plan, Employee Stock Incentive Plan, and New Hire Equity Inventive Plan (the “predecessor plans”). As of December 31, 2007, the aggregate number of shares of the Company’s common stock that may be issued under the 2005 Equity Incentive Plan is 2,786,956, subject to certain increases from time to time as set forth in that plan.

At December 31, 2007, the Company had outstanding restricted stock awards which were granted under the 2005 Equity Incentive Plan and the predecessor plans. Restricted stock awards granted under the 2005 Equity Incentive Plan typically vest ratably over a service period of three years, and compensation expense is based upon the grant date fair value, calculated as the quoted market price of the Company’s stock on the grant date times the number of shares expected to vest. Restricted stock awards granted under the predecessor plans generally vest ratably over a period of three years, subject to the achievement of target market prices for the Company’s stock, and have a stated term of ten years. Compensation cost for these awards is based upon the number of shares expected to vest, times the quoted market price of the Company’s stock on the accounting measurement date, which is typically the date on which both the service condition and target market price condition have been met.

A summary of activity under the 2005 Equity Incentive Plan and the predecessor plans as of December 31, 2007, and changes during the year then ended is presented below:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Options:
Outstanding at December 31, 2006	2,539	$7.67
Granted	992	5.16
Exercised	(124)	5.50
Forfeited or expired	(427)	8.54

Outstanding at December 31, 2007	2,980	$6,79	5.5	$8

Exercisable at December 31, 2007	1,530	$7.10	4.7	$8

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2006	344	$9.10
Granted	65	5.59
Vested	(66)	9.21
Forfeited or cancelled	(33)	10.90

Outstanding at December 31, 2007	310	$8.15

During the year ended December 31, 2007, there were no significant modifications of previously-granted stock based compensation awards to employees.

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

A summary of the activity under the Director Stock Option Plan as of December 31, 2007, and changes during the year then ended is presented below:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	452	$7.06
Granted	75	5.52
Exercised	(10)	4.38
Forfeited or expired	(10)	4.38

Outstanding at December 31, 2007	507	$6.94	6.3	$—

Exercisable at December 31, 2007	365	$6.52	5.3	$—

Additional Share-Based Compensation Information

(Amounts in thousands, except per share amounts)	2007	2006	2005
2005 Equity Incentive Plan and predecessor plans:
Weighted average grant date fair value per share of options granted during the year	$2.73	$4.22	$7.40
Total fair value of options that vested during the year	$2,673	$3,887	$2,240
Total intrinsic value of options exercised during the year	$154	$338	$3,946

Director Stock Option Plan:
Weighted average grant date fair value per share of options granted during the year	$4.39	$4.54	$8.43
Total fair value of options that vested during the year	$445	$408	$284
Total intrinsic value of options exercised during the year	$47	$—	$604

Cash received during the years ended December 31, 2007, 2006 and 2005 from option exercises under all share-based payment arrangements was $0.7 million, $0.5 million, and $3.1 million, respectively.

The total unrecognized compensation cost related to nonvested options and restricted stock awards under all share-based compensation plans at December 31, 2007 was $6.8 million. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Warrants Issued to Vendors

During the year ended December 31, 2006, the Company licensed certain intellectual property rights from Harrah’s License Company, LLC in exchange for 325,000 warrants to purchase shares of the Company’s common stock at an exercise price of $7.50 per share. These warrants were valued using the Black-Scholes-Merton option-pricing model using volatility of 60%, expected term of six years, risk free rate of 4.79%, and expected dividends of zero. These warrants remain outstanding and exercisable at December 31, 2007.

During 2006, the Company issued a total of 350,000 stock purchase warrants to Ableco Finance LLC in connection with financing arrangements. These warrants contain anti-dilution provisions under which the exercise prices and the total number of shares issuable under the warrants would be adjusted should the Company undertake certain equity transactions. As a result of the Company’s two equity issuance transactions during 2007, the exercise prices and the total number of shares issuable under these warrants were adjusted. These adjustments resulted in an increase in the number of shares issuable under the warrants, a decrease in the weighted-average exercise price, and an increase in the fair value of the warrants of approximately $0.2 million. In connection with the retirement of our senior secured credit facility with Ableco, the unamortized fair value of these warrants was written off to loss on early retirement of debt during the fourth quarter of 2007.

No new warrants were issued to vendors during the years ended December 31, 2007 and 2005.

A summary of the status of the Company’s warrants issued to vendors at December 31, 2007, 2006 and 2005 and changes during the years then ended is presented in the table below:

	2007			2006			2005
(Amounts in thousands except per share amounts)	Warrants	Wtd. Ave Exercise Price		Warrants	Wtd. Ave Exercise Price		Warrants	Wtd. Ave Exercise Price
Warrants, beginning of year	898	$7.95	(1)	348	$6.76		660	$5.90
Adjustments(2)	126	—		—	—		—	—
Granted	—	—		675	7.94	(1)	—	—
Exercised	—	—		(125)	4.56		(312)	4.94
Cancelled	(223)	8.00		—	—		—	—

Warrants, end of year	801	$6.48		898	$7.95	(1)	348	$6.76

Exercisable at end of year	801	$6.48		823	$7.95	(1)	348	$6.76

(1)

The weighted average exercise price excludes 75,000 warrants for which the exercise price had not yet been set in accordance with the warrant agreement. The exercise price was set at $5.74 per share on August 8, 2007.

(2)	Reflects the effect of anti-dilution adjustments, and the pricing of warrants outstanding at January 1, 2007 for which the exercise price had not yet been set.

The costs charged to the statement of operations for the years ended December 31, 2007, 2006 and 2005 related to warrants issued to vendors were $2.7 million, $0.4 million and $0.1 million, respectively.

Warrants and Options Assumed in Acquisition

In connection with the Company’s acquisition of VirtGame during 2005, the Company assumed all outstanding options and warrants to purchase VirtGame common stock. In accordance with the merger agreement, the assumed options and warrants were subject to the same terms and conditions as set forth in the applicable plans and/or agreements under which they were issued. The number of shares and the per share exercise price for the shares of the Company’s common stock issuable upon exercise of the assumed options and warrants shown below were determined using the exchange ratio applicable to the VirtGame common stock, which was 0.028489 to 1. At the date of acquisition, all of the acquired options and warrants were fully vested and exercisable. These options and warrants expire at various dates through 2010.

Following is a summary of the status of these options and warrants at December 31, 2007 and changes during the year then ended:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Options and Warrants assumed:
Outstanding at December 31, 2006	427	$16.10
Granted	—	—
Exercised	—	—
Forfeited or expired	(130)	17.55

Outstanding and exercisable at December 31, 2007	297	$15.50	0.9	$—

22. Concentrations of Credit Risk

The financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts and contracts receivable. The Company performs credit evaluations of its customers, and typically requires advance deposits of approximately 50%.

At December 31, 2007, net accounts and contracts receivable by region, as a percentage of total receivables, were as follows:

	Accounts Receivable	Contracts Receivable	Total
Domestic region	58.2%	100.0%	64.4%
International region:
Australia / Asia	18.1	—	15.4
Europe	23.7	—	20.2

Total International	41.8	—	35.6

Total	100.0%	100.0%	100.0%

23. Guarantor Financial Statements

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of 11.875% Senior Secured Notes due 2008. The consolidating condensed financial statements for the guarantor subsidiaries are as follows:

CONSOLIDATING CONDENSED BALANCE SHEETS

	December 31, 2007
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,200	$—	$2,863	$—	$19,063
Accounts receivable, net	12,436	—	8,924	—	21,360
Contracts receivable, net	829	—	—	—	829
Inventories, net	4,848	—	1,728	—	6,576
Prepaid expenses	1,195	—	448	—	1,643
Current assets of discontinued operations	680	—	—	—	680

Total current assets	36,188	—	13,963	—	50,151
Contract sales and notes receivable, net	—	—	—	—	—
Property and equipment, net	3,029	130	734	—	3,893
Intangible assets, net	12,047	6,020	7,579	—	25,646
Goodwill	—	14,723	27,650	—	42,373
Investments in and loans to subsidiaries	43,551	—	—	(38,373)	5,178
Other assets	4,537	—	—	—	4,537
Noncurrent assets of discontinued operations	2,131	—	—	—	2,131

Total assets	$101,483	$20,873	$49,926	$(38,373)	$133,909

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$45,556	$—	$5,654	$—	$51,210
Current liabilities of discontinued operations	3,695	—	—	—	3,695
Intercompany transactions	(25,927)	(11,003)	36,930	—	—

Total current liabilities	23,324	(11,003)	42,584	—	54,905
Other liabilities, long term	6,033	—	257	—	6,290
Noncurrent liabilities of discontinued operations	1,175	—	—	—	1,175
Deferred tax liability	—	—	588	—	588
Stockholders’ equity (deficit)	70,951	31,876	6,497	(38,373)	70,951

Total liabilities and stockholders’ equity (deficit)	$101,483	$20,873	$49,926	$(38,373)	$133,909

CONSOLIDATING CONDENSED BALANCE SHEETS

	December 31, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,236	$—	$2,947	$—	$7,183
Accounts receivable, net	13,398	101	4,319	—	17,818
Contracts receivable, net	4	5,505	898	—	6,407
Inventories, net	9,550	—	1,936	—	11,486
Other current assets	4,032	—	415	—	4,447

Total current assets	31,220	5,606	10,515	—	47,341
Contract sales and notes receivable, net	—	164	—	—	164
Property and equipment, net	4,560	131	765	—	5,456
Goodwill and intangible assets, net	41,190	37,696	38,287	—	117,173
Investments in and loans to subsidiaries	61,182	—	—	(55,145)	6,037
Other assets	9,959	53	3	—	10,015

Total assets	$148,111	$43,650	$49,570	$(55,145)	$186,186

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$23,136	$73	$4,449	$—	$27,658
Intercompany transactions	(29,860)	(3,595)	33,455	—	—

Total current liabilities	(6,724)	(3,522)	37,904	—	27,658
Long-term debt, net	62,051	—	—	—	62,051
Other long-term liabilities	621	—	73	—	694
Deferred tax liability	8,236	—	3,620	—	11,856
Stockholders’ equity (deficit)	83,927	47,172	7,973	(55,145)	83,927

Total liabilities and stockholders’ equity (deficit)	$148,111	$43,650	$49,570	$(55,145)	$186,186

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$52,173	$—	$28,211	$(9,400)	$70,984
Cost of sales	29,208	—	12,301	(9,400)	32,109
Other operating expenses	30,671	1,625	18,645	—	50,941

Operating loss	(7,706)	(1,625)	(2,735)	—	(12,066)
Equity in earnings (loss) of subsidiaries	(5,577)	—	—	5,577	—
Interest expense, net	(9,183)	—	(1,217)	—	(10,400)
Loss on early retirement of debt	(3,346)	—	—	—	(3,346)

Loss from continuing operations before income tax provision	(25,812)	(1,625)	(3,952,)	5,577	(25,812)
Income tax (provision) benefit	(1,282)	—	(1,282)	1,282	(1,282)

Loss from continuing operations, net of taxes	(27,094)	(1,625)	(5,234)	6,859	(27,094)
Income (loss) from discontinued operations, net of taxes	(67,434)	(47,530)	1,575	45,955	(67,434)

Net income (loss)	$(94,528)	$(49,155)	$(3,659)	$52,814	$(94,528)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$42,025	$—	$16,281	$(3,637)	$54,669
Cost of sales	23,626	—	7,706	(3,637)	27,695
Other operating expenses	39,752	1,625	13,527	—	54,904

Operating loss	(21,353)	(1,625)	(4,952)	—	(27,930)
Equity in earnings (loss) of subsidiaries	(7,662)	—	—	7,662	—
Interest expense, net	(6,747)	—	(1,085)	—	(7,832)

Loss from continuing operations before income tax benefit	(35,762)	(1,625)	(6,037)	7,662	(35,762)
Income tax benefit	—	—	—	—	—

Loss from continuing operations, net of taxes	(35,762)	(1,625)	(6,037)	7,662	(35,762)
Income (loss) from discontinued operations, net of taxes	(862)	(1,252)	1,361	(109)	(862)

Net income (loss)	$(36,624)	$(2,877)	$(4,676)	$7,553	$(36,624)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$40,136	$—	$9,313	$—	$49,449
Cost of sales	23,362	—	4,750	—	28,112
Other operating expenses	28,306	—	5,808	—	34,114
Net gain on disposition of non-core assets	(7,080)	—	—	—	(7,080)
Gain on sale of core intellectual property	(2,500)	—	—	—	(2,500)

Operating loss	(1,952)	—	(1,245)	—	(3,197)
Equity in earnings (loss) of subsidiaries	(1,240)	—	—	1,240	—
Interest expense, net	(8,540)	—	5	—	(8,535)
Loss on early retirement of debt	(2,993)	—	—	—	(2,993)

Loss from continuing operations before income tax benefit	(14,725)	—	(1,240)	1,240	(14,725)
Income tax benefit	—	—	—	—	—

Loss from continuing operations, net of taxes	(14,725)	—	(1,240)	1,240	(14,725)
Income (loss) from discontinued operations, net of taxes	8,742	8,953	2,761	(11,714)	8,742

Net income (loss)	$(5,983)	$8,953	$1,521	$(10,474)	$(5,983)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(15,842)	$—	$1,103	$—	$(14,739)
Net cash used in discontinued operating activities	(33,826)	—	(462)	—	(34,288)

Net cash provided by (used in) operating activities	(49,668)	—	641	—	(49,027)

Cash flows from investing activities:
Purchase of property and equipment	(552)	—	(455)	—	(1,007)
Proceeds from sale of property and equipment	15	—	29	—	44
Increase in intangible assets	(997)	—	—	—	(997)

Net cash used in continuing investing activities	(1,534)	—	(426)	—	(1,960)
Net cash provided by (used in) discontinued investing activities	19,755	—	(507)	—	19,248

Net cash provided by (used in) investing activities	18,221	—	(933)	—	17,288

Cash flows from financing activities:
Principal payments on long-term debt	(35,950)	—	—	—	(35,950)
Principal payments on capital leases	—	—	(16)	—	(16)
Purchase of treasury stock	(134)	—	—	—	(134)
Proceeds from long-term debt and notes payable	3,200	—	—	—	3,200
Proceeds from issuance of common stock	76,295	—	—	—	76,295

Net cash provided by (used in) financing activities	43,411	—	(16)	—	43,395

Effect of exchange rate changes on cash and cash equivalents	—	—	224	—	224
Increase (decrease) in cash and cash equivalents	11,964	—	(84)	—	11,880
Cash and cash equivalents, beginning of period	4,236	—	2,947	—	7,183

Cash and cash equivalents, end of period	$16,200	$—	$2,863	$—	$19,063

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(14,919)	$(2,275)	$931	$—	$(16,263)
Net cash provided by discontinued operating activities	380	2,392	1,361	—	4,133

Net cash provided by (used in) operating activities	(14,539)	117	2,292	—	(12,130)

Cash flows from investing activities:
Purchase of minority investment	(6,000)	—	—	—	(6,000)
Purchase of business operations, net of cash acquired	(56)	—	(688)	—	(744)
Purchase of property and equipment	(1,425)	—	(390)	—	(1,815)
Proceeds from sale of property and equipment	—	—	35	—	35
Additions to intangible assets	(2,234)	—	—	—	(2,234)

Net cash used in continuing investing activities	(9,715)	—	(1,043)	—	(10,758)
Net cash used in discontinued investing activities	(1,757)	—	—	—	(1,757)

Net cash used in investing activities	(11,472)	—	(1,043)	—	(12,515)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(263)	—	(13)	—	(276)
Purchase of treasury stock	(363)	—	—	—	(363)
Proceeds from long-term debt and notes payable	17,636	—	—	—	17,636
Debt issuance costs	(569)	—	—	—	(569)
Residual costs of equity offering	(151)	—	—	—	(151)
Proceeds from issuance of common stock	1,570	—	—	—	1,570

Net cash provided by (used in) financing activities	17,860	—	(13)	—	17,847

Effect of exchange rate changes on cash and cash equivalents	—	—	(100)	—	(100)
Increase (decrease) in cash and cash equivalents	(8,151)	117	1,136	—	(6,898)
Cash and cash equivalents, beginning of period	12,387	(117)	1,811	—	14,081

Cash and cash equivalents, end of period	$4,236	$—	$2,947	$—	$7,183

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005
(Amounts in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in continuing operating activities	$(17,967)	$(9,042)	$(4,962)	$—	$(31,971)
Net cash provided by (used in) discontinued operating activities	(1,744)	9,626	2,761	—	10,643

Net cash provided by (used in) operating activities	(19,711)	584	(2,201)	—	(21,328)

Cash flows from investing activities:
Purchase of business operations, net of cash acquired	(36,203)	—	—	—	(36,203)
Purchase of property and equipment	(1,418)	(29)	(476)	—	(1,923)
Proceeds from sales of non-core assets	11,402	—	—	—	11,402
Proceeds from sale of property and equipment	96	—	49	—	145
Additions to intangible assets	(5,910)	—	—	—	(5,910)

Net cash used in continuing investing activities	(32,033)	(29)	(427)	—	(32,489)
Net cash used in discontinued investing activities	(3,048)	(673)	—	—	(3,721)

Net cash used in investing activities	(35,081)	(702)	(427)	—	(36,210)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(20,052)	—	(69)	—	(20,121)
Call premium on early retirement of debt	(1,188)	—	—	—	(1,188)
Proceeds from issuance of common stock	81,320	—	—	—	81,320
Purchase of treasury stock	(433)	—	—	—	(433)

Net cash provided by (used in) financing activities	59,647	—	(69)	—	59,578

Effect of exchange rate changes on cash and cash equivalents	—	—	(264)	—	(264)
Increase (decrease) in cash and cash equivalents	4,855	(118)	(2,961)	—	1,776
Cash and cash equivalents, beginning of period	7,532	1	4,772	—	12,305

Cash and cash equivalents, end of period	$12,387	$(117)	$1,811	$—	$14,081

24. Related Party Transactions

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

Both parties entered into a three year Manufacturer’s Supply Agreement at the close of the transaction, whereby MSG would purchase electronics from the Company at its standard OEM pricing. For the year ended December 31, 2007, MSG purchased $0.3 million in electronic displays and related products from the Company. In addition, under the Manufacturer’s Supply Agreement, MSG provided the Company assembly, testing, shipping and warehousing services at MSG’s warehouse at hours worked plus any overhead associated with providing these services, multiplied by 110%. On January 3, 2006, the Company terminated this portion of the agreement and is currently using a third party contract manufacturer in Las Vegas, Nevada to provide these same services.

From time to time, the Company purchases signage and sign related products from MSG in conjunction with its progressive jackpot systems. During the year ended December 31, 2007, the Company purchased $0.4 million from MSG.

In 2005, the Company entered into a worldwide exclusive license with Magellan Technology Pty Limited (“Magellan”). The Company licensed, on an exclusive basis, Magellan’s rights to its RFID reader, tag and related intellectual property for any gaming applications for $3.1 million. The Company also completed the purchase of a minority interest in Magellan in 2006. In connection with the Company’s exclusive global master license to use Magellan’s RFID technology in gaming worldwide, the Company purchased $0.1 million of inventory from Magellan during the year ended December 31, 2007.

25. Segment Reporting

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

The accounting policies of the segments are the same as those described in Note 2 above.

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

Geographic segment information for the years ended December 31, 2007, 2006 and 2005 consists of:

(Amounts in thousands)	2007	2006	2005
Geographic Operations:
Revenue:
North America	$42,773	$38,388	$40,136
Australia / Asia	11,673	6,611	4,499
Europe	16,538	9,670	4,814

Total	$70,984	$54,669	$49,449

Loss from continuing operations, before income tax provision:
North America	$(21,860)	$(29,725)	$(13,485)
Australia / Asia	(1,530)	(684)	1,088
Europe	(2,422)	(5,353)	(2,328)

Total	$(25,812)	$(35,762)	$(14,725)

Depreciation and amortization:
North America	$4,546	$4,243	$1,585
Australia / Asia	302	332	202
Europe	2,501	2,322	249

Total	$7,349	$6,897	$2,036

Assets:
North America	$83,984	$136,733	$141,570
Australia / Asia	10,193	7,983	5,789
Europe	39,732	41,470	38,487

Total	$133,909	$186,186	$185,846

Capital expenditures:
North America	$552	$1,395	$1,517
Australia / Asia	303	268	142
Europe	152	152	264

Total	$1,007	$1,815	$1,923

QUARTERLY RESULTS OF OPERATIONS (unaudited)

(Amounts in thousands, except per share amounts)	1 ST	2 ND	3 RD	4 TH
Revenues:
2007	$14,709	$18,841	$18,324	$19,110
2006	$14,121	$11,884	$14,159	$14,505

Gross profit:
2007	$7,047	$10,852	$10,134	$10,842
2006	$7,983	$4,106	$8,390	$6,495

Operating costs and expenses:
2007	$11,775	$11,935	$11,659	$15,572
2006	$14,691	$15,728	$11,655	$12,830

Operating income (loss):
2007	$(1,514)	$(1,083)	$(4,739)	$(4,730)
2006	$(4,598)	$(11,622)	$(5,375)	$(6,335)

Loss from continuing operations:
2007	$(7,444)	$(4,914)	$(4,739)	$(9,997)
2006	$(8,242)	$(13,593)	$(5,375)	$(8,552)

Income (loss) from discontinued operations:
2007	$(1,291)	$(29,313)	$(34,998)	$(1,832)
2006	$(608)	$(766)	$2,124	$(1,612)

Net income (loss):
2007	$(8,735)	$(34,227)	$(39,737)	$(11,829)
2006	$(8,850)	$(14,359)	$(3,251)	$(10,164)

Weighted average shares outstanding:
Basic—
2007	34,810	34,847	38,335	51,776
2006	34,387	34,439	34,590	34,689
Diluted—
2007	34,810	34,847	38,335	51,776
2006	34,387	34,439	34,590	34,689

Earnings (loss) per share:
Basic and diluted loss per share from continuing operations
2007	$(0.21)	$(0.14)	$(0.12)	$(0.19)
2006	$(0.24)	$(0.40)	$(0.15)	$(0.25)
Earnings (loss) per share from discontinued operations:
2007	$(0.04)	$(0.84)	$(0.92)	$(0.04)
2006	$(0.02)	$(0.02)	$0.06	$(0.04)

Item 9A. Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that it is able to record the information it is required to disclose in the reports it files with the SEC, and to process, summarize and report this information within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. These disclosure controls and procedures are designed and maintained by or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, as required by the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that the disclosure controls and procedures were effective.

2. Changes in Internal Control Over Financial Reporting. During the year ended December 31, 2007, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessments, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited the 2007 consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Its report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Progressive Gaming International Corporation:

We have audited Progressive Gaming International Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Progressive Gaming International Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Progressive Gaming International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for the years ended December 31, 2007 and 2006 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 14, 2008

Item 9B. Other Information

Differences from Previously Furnished Information

The audited financial statements included in this Annual Report on Form 10-K contain updated information from that which the Company furnished on February 19, 2008, including an accrual for $350,000 for the settlement of the Company’s litigation matter with CEI Holding, Inc., a reduction of $324,000 in the loss on early retirement of debt and an adjustment of $1,227,740 and $1,896,319 to the goodwill and provision benefit, respectively, for the UK subsidiary. The litigation settlement accrual is reflected in the Company’s loss on discontinued operations. The reduction of the loss on early retirement of debt relates to anti-dilution provisions of stock warrants issued to lenders. The goodwill adjustment relates to a tax election applied for in late 2007 for a special deduction for certain items that occurred prior to acquisition and the provision benefit is related to net operating losses generated by the UK subsidiary subsequent to the acquisition, both of these items were adjustments to the deferred tax liability. All of these adjustments are reflected in the Company’s statement of operations for the year ended December 31, 2007.

Compensatory Arrangements of Certain Officers.

On February 22, 2008, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of Progressive Gaming International Corporation (the “Company”), approved a 2008 Incentive Compensation Plan for the Company’s executive officers (the “2008 Incentive Compensation Plan”). For Russel McMeekin, President and Chief Executive Officer, Heather A. Rollo, Executive Vice President, Chief Financial Officer and Treasurer, Thomas M. Galanty, Executive Vice President, Global Operations and Technology and Robert B. Ziems, Executive Vice President, General Counsel and Secretary, the 2008 Incentive Compensation Plan provides for certain target levels, at three different tiers of performance, for revenue, EBITDA, gross margins and other Board approved metrics, which, if reached, would result in certain bonus awards. For Mr. McMeekin, the cash bonus award would be 56%, 80% or 100% of his base salary, for Ms. Rollo, 42% or 60% for Mr. Galanty, 56%, 80% or 100%, for Mr. Ziems, 42% or 60%, for Robert J. Parente, Executive Vice President, Americas and Neil Crossan, Executive Vice President, International, 42%, 60% or 80% of their base salaries.

The Committee also approved a new equity incentive policy that covers various executives and other management of the Company which provided for stock option grants in the following amounts to the following executives:

Name	Title	Option Grant	% Holdings(a)
Russel H. McMeekin	President, Chief Executive Officer	281,000	1.3%
Heather A. Rollo	Executive Vice President, Chief Financial Officer and Treasurer	101,000	0.5%
Robert J. Parente	Executive Vice President—Americas	78,000	0.6%
Thomas M. Galanty	Executive Vice President, Global Operations and Technology	117,000	0.3%
Robert B. Ziems	Executive Vice President, General Counsel and Secretary	59,500	0.3%
Neil Crossan	Executive Vice President—International	82,000	0.3%

(a)	Represents the aggregate potential ownership from common shares, stock options and unvested restricted shares.

This equity incentive policy also provides that the foregoing executives shall be eligible to receive future stock option grants, subject to the achievement of performance objectives and targets to be determined in the sole discretion of the Committee and subject to the Committee’s sole discretion to adjust the amount of such stock option grants.

The Committee also approved payment of bonuses pursuant to the Executive Incentive Plan for 2007 and the executive employment contracts. For Mr. McMeekin 72% of his base salary, for Ms. Rollo, 54% of her base salary, for Mr. Galanty, 72% of his base salary, for Mr. Ziems, 54% of his base salary and payments for Mr. Parente and Mr. Crossan based on their regional and worldwide sales plans.

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

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Except as set forth above, the information required by Items 10 through 14 will be set forth in Progressive Gaming International Corporation’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which sections are incorporated herein by reference as if set forth in full.

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

(b) Exhibits

Exhibit	Document Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.2	Amendment to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on March 28, 2006.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2007.

3.4	Certificate of Designation, Rights, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company, incorporated by reference to Exhibit A of Exhibit 3 to the Registration Statement on Form 8-A filed on August 2, 2000.

4.1	Specimen Certificate of common stock of the Company, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on June 11, 2007.

4.2	Rights Agreement, dated June 14, 1999, by and between the Company and U.S. Stock Transfer Corporation, as the Rights Agent, incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed on August 2, 2000.

4.3	Form of Warrant, dated October 22, 2003, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on November 20, 2003.

4.4	Warrant Agreement, dated August 22, 2001, by and among the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.5	Indenture, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.6	Guarantee, dated August 22, 2001, by and among the Guarantors named therein, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.7	Pledge and Security Agreement, dated August 22, 2001, by and among the Company, Firstar Bank, N.A. and the Guarantors named therein, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.8	Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated August 22, 2001, by and among the Company, Stewart Title of Nevada and Firstar Bank, N.A., incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

Exhibit	Document Description
4.9	Trademark Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.10	Patent Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.11	Copyright Security Agreement, dated August 22, 2001, by and between the Company and Firstar Bank, N.A., incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 filed on September 14, 2001.

4.12	Securities Purchase Agreement, dated August 13, 2007, by and among the Company and the Investors listed on the signature pages thereto, incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed on September 13, 2007.

4.13	Registration Rights Agreement, dated August 13, 2007, by and among the Company and the Investors listed on the signature pages thereto, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-3 filed on September 13, 2007.

10.1	Amended and Restated Financing Agreement, dated August 4, 2006, by and among the Company, the subsidiaries of the Company thereto, the Lenders from time to time party thereto, Ableco Finance LLC, as Collateral Agent, and Ableco Finance LLC, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006.

*10.2	Summary of the Company’s 2nd Half 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 9, 2006.

*10.3	Summary of the Company’s 2006 Sales Incentive Plan, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 9, 2006.

*10.4	2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 28, 2005.

*10.5	Form of Restricted Stock Bonus Award Grant Notice and Award Agreement under the Company’s 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 9, 2006.

*10.6	Form of Stock Option Agreement under the Company’s 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 9, 2006.

*10.7	Director Stock Option Plan, as amended, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on June 28, 2005.

*10.8	Form of Stock Option Agreement under the Company’s Director Stock Option Plan, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 9, 2006.

*10.9	Stock Option Plan, as amended, incorporated by reference to the Company’s Definitive Proxy Statement filed on July 19, 2004.

*10.10	Employee Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed on August 14, 2003.

*10.11	New Hire Equity Incentive Plan, incorporated by reference to Exhibit 99.1 of the Company’s Current Report Form 8-K filed on February 17, 2005.

*10.12	Amended and Restated Employment Agreement, dated January 1, 2005, by and between the Company and Russel H. McMeekin, incorporated by reference to Exhibit 99.2 of the Company’s Current Report Form 8-K filed on February 17, 2005.

Exhibit	Document Description
*10.13	Severance Agreement and Release of All Claims dated June 15, 2006 by and between the Company and Michael A. Sicuro, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 21, 2006.

*10.14	Amended and Restated Employment Agreement, dated August 10, 2004, by and between the Company and Robert A. Parente, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2004.

*10.15	Employment Agreement, dated July 1, 2005, by and between the Company and Neil Crossan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report filed on March 31, 2006.

*10.16	Employment Agreement, dated June 6, 2005, by and between the Company and Thomas Galanty, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 31, 2006.

*10.17	Employment Agreement, dated February 11, 2005, by and between the Company and Heather A. Rollo, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2005.

10.18	Form of Indemnification Agreement by and between the Company and its directors and executive officers, incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

10.19	Letter Agreement, dated June 13, 2005, by and between the Company and IGT, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 17, 2005.

10.20†	Product Development and Integration Agreement, dated June 13, 2005, by and among the Company, Shuffle Master, Inc. and IGT, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K/A filed on August 8, 2005.

10.21†	Binding Memorandum of Understanding, dated June 13, 2005, by and between the Company and IGT, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed on August 8, 2005.

10.22†	Non-Exclusive Patent License, dated June 13, 2005, by and among the Company, Shuffle Master, Inc., and IGT, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 17, 2005.

10.23	Amendment Number One to Financing Agreement and Waiver, dated March 20, 2007, by and among the Company, the Lenders party thereto, Ableco Finance LLC, as Collateral Agent, and Ableco Finance LLC, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 15, 2007.

10.24	Waiver Letter and Amendment to Amended and Restated Financing Agreement, dated July 16, 2007, by Ableco Finance LLC, as Collateral Agent, and Ableco Finance LLC, as Administrative Agent, the Company and the Guarantors party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007.

10.25	Amendment, Consent, and Waiver to Amended and Restated Financing Agreement, dated September 26, 2007, by Ableco Finance LLC, as Collateral Agent, and Ableco Finance LLC, as Administrative Agent, the Company and the Guarantors party thereto, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2007.

10.26	Purchase Agreement, dated September 26, 2007, by and between the Company and Shuffle Master, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 1, 2007.

Exhibit	Document Description
10.27	Software Distribution License Agreement, dated September 26, 2007, by and between the Company and Shuffle Master, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on October 1, 2007.

10.28	Settlement Agreement and Mutual Release, dated November 5, 2007, by and among Derek Webb, Prime Table Games, Prime Table Games LLC, Hannah O’Donnell and the Company, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007.

18.1	Preferability Letter from Independent Registered Public Accounting Firm.

21.1	Subsidiaries.

23.1	Consent of BDO Seidman, LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensation plans.
†	Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

March 17, 2008	By:	/s/ HEATHER A. ROLLO
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

Signature	Title	Date

/s/ RUSSEL H. MCMEEKIN Russel H. McMeekin	Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/s/ HEATHER A. ROLLO Heather A. Rollo	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 17, 2008

/s/ PETER G. BOYNTON Peter G. Boynton	Chairman of the Board	March 17, 2008

/s/ PAUL A. HARVEY Major General Paul A. Harvey (Ret)	Director	March 17, 2008

/s/ TERRANCE W. OLIVER Terrance W. Oliver	Director	March 17, 2008

/s/ RICK L. SMITH Rick L. Smith	Director	March 17, 2008

/s/ DOUGLAS M. TODOROFF Douglas M. Todoroff	Director	March 17, 2008