Form 10-Q
period 2008-03-31
PROGRESSIVE GAMING INTERNATIONAL CORP
filed 2008-05-12
CIK 912241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer       Accelerated Filer  ☑    Non-Accelerated Filer (Do not check if a smaller reporting company)   Smaller Reporting Company 

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

62,003,509	as of	May 5, 2008
(Amount Outstanding)		(Date)

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except share data)	2008	2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$11,717	$19,063
Accounts receivable, net of allowance for doubtful accounts of $1,200 and $942	20,423	21,360
Contract sales receivable, net of allowance for doubtful accounts of $383 and $472	826	829
Inventories, net of reserves of $799 and $768	7,025	6,576
Prepaid expenses	1,963	1,643
Current assets of discontinued operations	561	680
Total current assets	42,515	50,151
Property and equipment, net	3,935	3,893
Intangible assets, net	24,396	25,646
Goodwill	42,485	42,373
Noncurrent assets of discontinued operations	2,155	2,131
Other assets	9,683	9,715
Total assets	$125,169	$133,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,472	$6,234
Customer deposits	1,105	1,403
Current portion of long-term debt and other liabilities, net of unamortized discount of $85 and $148	29,915	29,852
Accrued liabilities	11,199	11,305
Deferred revenues and license fees	2,652	2,416
Current liabilities of discontinued operations	2,894	3,695
Total current liabilities	53,237	54,905
Noncurrent liabilities of discontinued operations	2,014	1,175
Other long-term liabilities	6,117	6,290
Deferred tax liability	39	588
Total liabilities	61,407	62,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized and 62,003,509 and 61,993,509 shares issued and outstanding	6,200	6,199
Additional paid-in capital	307,832	306,879
Other comprehensive income	4,998	4,734
Accumulated deficit	(253,437)	(245,038)
Subtotal	65,593	72,774
Less treasury stock, 319,819 and 317,174 shares, at cost	(1,831)	(1,823)
Total stockholders’ equity	63,762	70,951
Total liabilities and stockholders’ equity	$125,169	$133,909

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share amounts)	2008	2007
Revenues	$15,216	$14,709
Cost of revenues	7,889	7,662
Gross profit	7,327	7,047
Selling, general and administrative expense	8,701	7,556
Research and development	3,247	2,514
Depreciation and amortization	1,876	1,705
Total operating expenses	13,824	11,775
Operating loss	(6,497)	(4,728)
Interest expense, net	(964)	(2,716)
Loss from continuing operations before income tax benefit	(7,461)	(7,444)
Income tax benefit	508	—
Loss from continuing operations	(6,953)	(7,444)
Loss from discontinued operations, net of tax of $0 and $0	(1,446)	(1,291)
Net loss	$(8,399)	$(8,735)
Weighted average common shares:
Basic	61,996	34,810
Diluted	61,996	34,810
Basic and diluted loss per share:
Loss from continuing operations	(0.11)	(0.21)
Loss from discontinued operations	(0.03)	(0.04)
Net loss	$(0.14)	$(0.25)

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2008	2007
Net loss	$(8,399)	$(8,735)
Other comprehensive income:
Foreign currency translation gains	264	197
Comprehensive loss	$(8,135)	$(8,538)

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(8,399)	$(8,735)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations, net of tax	1,446	1,291
Depreciation	373	385
Amortization	1,503	1,320
Provision for bad debts	458	(11)
Provision for obsolete and excess inventory	12	(17)
Amortization of debt discount and debt issue costs	140	592
Net (gain) loss on disposition of property and equipment	(2)	17
Stock-based compensation	967	860
Changes in assets and liabilities:
Accounts receivable	676	2,243
Contract sales and notes receivable	3	(1,277)
Inventories	(398)	(2,131)
Prepaid expenses and other assets	(402)	(660)
Trade accounts payable	(956)	2,070
Accrued expenses and other current liabilities	45	(1,596)
Customer deposits, deferred revenue and other liabilities	(328)	—
Deferred taxes	(544)	4,284
Net cash used in continuing operating activities	(5,406)	(1,365)
Net cash used in discontinued operating activities	(1,313)	(654)
Net cash used in operating activities	(6,719)	(2,019)
Cash flows from investing activities:
Purchase of property and equipment	(424)	(384)
Proceeds from sales of property and equipment	—	4
Purchases of intangible assets	(306)	(28)
Net cash used in continuing investing activities	(730)	(408)
Net cash used in other discontinued investing activities	—	(62)
Net cash used in investing activities	(730)	(470)
Cash flows from financing activities:
Principal payments on notes payable and long-term debt	—	(75)
Principal payments on capital leases	—	(2)
Proceeds from long-term debt and notes payable	—	1,000
Residual costs of equity offering	(13)	—
Purchase of treasury stock	(7)	—
Proceeds from issuance of common stock	—	372
Net cash (used in) provided by continuing financing activities	(20)	1,295
Effect of exchange rate changes on cash and cash equivalents	123	29
Decrease in cash and cash equivalents	(7,346)	(1,165)
Cash and cash equivalents, beginning of period	19,063	7,183
Cash and cash equivalents, end of period	$11,717	$6,018

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months Ended
	March 31,
(Amounts in thousands)	2008	2007
Supplemental disclosure of cash flows information:
Cash paid for interest	$—	$717
Cash paid for state and federal taxes	$7	$13
Intellectual property acquired through financing	$—	$6,716

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts disclosed in the accompanying footnote tables are shown in thousands while amounts included in text are disclosed in actual amounts.

1. GENERAL

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

2. BASIS OF PRESENTATION, LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated a net loss of $8.4 million for the three months ended March 31, 2008, and has an accumulated deficit of $253.4 million at March 31, 2008. The Company has used cash in operating activities of $6.7 million and has used cash in investing activities of $0.7 million during the three months ended March 31, 2008.

At March 31, 2008, the Company had total cash and cash equivalents of $11.7 million and a net working capital deficit of $10.7 million.  The net working capital deficit included $30 million of outstanding 11.875% Senior Secured Notes due in August 2008.   The Company intends to refinance our $30 million Senior Secured Notes through a strategic technology investment together with a bank facility.  These transactions are expected to be completed on or before July 31, 2008.  In addition to these two transactions, the Company believes that it has the following additional potential sources of cash to fund the repayment of our Senior Secured Notes as a secondary alternative:

1.	As of March 31, 2008, the Company had approximately $11.7 million of cash, of which we could potentially use $5 - $7 million to repay a portion of our Senior Secured Notes.

2.
The Company believes it could potentially obtain a working capital line of credit collateralized by their accounts receivable and/or our inventory.  As of March 31, 2008, the Company had approximately $21 million and $7 million of accounts receivable and inventory, respectively.

3.
The Company believes that other forms of financing may be available as a secondary alternative measure to the transactions mentioned above, including: term debt facilities and other combination financing structures.

The Company believes that the preceding financing alternatives will be sufficient to satisfy the $30 million Senior Secured Notes by August 2008.  Further, the Company believes any other obligations arising in the next 12-months can be satisfied through cash on hand and cash expected to be generated from operations during fiscal 2008. However, if events or circumstances occur such that the Company does not meet its plans as expected or are unable to obtain future financing, the Company would not be able to meet its obligations. There can be no assurance that any additional financing will be available on acceptable terms, or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and temporary investments with financial institutions. At March 31, 2008, the Company had deposits with financial institutions in excess of FDIC insured limits by $11.8 million.

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

Long-Lived Assets. Property and equipment are stated at cost and are depreciated using the straight-line method over the useful lives of the assets, which range from 3 to 10 years. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Management requires long-lived assets that are held and used by the Company to be reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from related future undiscounted cash flows.

Assets Held for Sale. Assets classified as held for sale are stated at the lower of cost or fair value less cost to sell.

Patents and Trademarks. The Company capitalizes the cost of registering and successful defense of patents and trademarks. These costs are amortized over the useful life of the patent or trademark.

Intangible Assets. Intangible assets consist of patent and trademark rights, goodwill, intellectual property rights, covenants not to compete, software costs and license fees. Prior to the disposal of the table games division during the third quarter of 2007, intangible assets also included a perpetual license. Intangible assets are recorded at cost and are amortized, except goodwill and perpetual license, on a straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 5 to 20 years.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized but are subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, software development costs, trademark and proprietary property rights, and license and non-compete agreements will continue to be amortized over their useful lives. Management performs impairment reviews annually or whenever events or circumstances occur that would indicate the assets may be impaired.

Deferred Revenues. Deferred revenues consist primarily of arrangements for which revenues will be recognized in future periods.

Customer Deposits. Customer deposit liabilities represent payments and payment obligations collected in advance from customers pursuant to agreements under which the related sale of inventory has not been completed.

Other Assets. Other long-term assets represent primarily advance royalty payments, minority investments, unamortized loan fees and security deposits for building and equipment leases and other services. The Company’s minority investments in non-public companies are accounted for using the cost method, and are regularly reviewed for impairment. When facts and circumstances indicate that an impairment has occurred that is other-than-temporary, the Company records an impairment charge and reduces the carrying value of the investment.

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

Nonmonetary Exchanges. The Company adopted SFAS No. 153 “Exchanges of Non-Monetary Assets” for the quarter ended September 30, 2005. SFAS No. 153 addresses the measurement for the exchange of non-monetary assets. SFAS No. 153 requires that exchanges be recorded at fair value provided that fair value is determinable and other qualifying criteria are met as described in the standard. If fair value is not determinable or if the other qualifying criteria are not met, the exchange is recorded at cost.

Revenue Recognition. The Company recognizes revenue depending on the line of business as follows:

Systems. The Company’s systems segment offers a suite of products that when combined, supports many facets of a gaming operation, and consolidates the management of slot machines, table games, server-based gaming, account wagering, marketing and cage into one fully integrated system. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with Statement of Position “SOP” 97- 2, “Software Revenue Recognition”. System sales are evidenced by a signed contract. Follow-up spare parts and hardware-only sales are evidenced by a purchase order or other approved form. Revenue for system sales is recognized when: (i) there is an arrangement with a fixed determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered and installed, training has been completed, and acceptance has occurred.

Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and do the installation themselves and require an additional software license and hardware and (iii) customers purchasing spare parts.

Postcontract Customer Support. Maintenance and support for substantially all of the Company’s products are sold under agreements with established vendor-specific objective evidence of fair value in accordance with the applicable accounting literature. These contracts are generally for a period of three years and revenue is recognized ratably over the contract service period. Further training is also sold under agreements with established vendor-specific objective evidence of fair value, which is based on daily rates and is recognized as the services are provided.

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

Slot and Table Games. Prior to the Company’s disposal of the slot and table games segment, the Company’s revenue recognition policies for these operations were as follows:  The Company leased and sold proprietary slot and table games to casino customers. Table game lease contracts were typically for a 36-month period with a 30-day cancellation clause. The lease revenue was recognized on a monthly basis. Slot machine lease contracts were either on revenue participation or a fixed-rental basis. Slot machine lease contracts were typically for a month-to-month period with a 30-day cancellation clause. On a participation basis, the Company earned a share of the revenue that the casino earned from these slot machines. On a fixed-rental basis, the Company charged a fixed amount per slot machine per day. Revenues from both types of lease arrangements were recognized on the accrual basis. The sales agreements for proprietary table games and slot games consisted of the sale of hardware and a perpetual license for the proprietary intellectual property. Slot and table game sales were executed by a signed contract or a customer purchase order. Revenues for these sales agreements were generally recognized when the hardware and intellectual property is delivered to the customer.

Stock-Based Compensation. Beginning January 2006, the Company adopted the modified prospective application method contained in SFAS No. 123 (revised December 2004), “Share-Based Payment” (“SFAS No. 123(R)”), to account for share-based payments. As a result, the Company applies this pronouncement to new awards or modifications of existing awards in 2006 and thereafter. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation”. Under APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Equity Instruments Issued to Outside Parties. The Company’s accounting policy for equity instruments issued to outside parties in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The number of outstanding options issued to consultants at March 31, 2008 was 45,000, with a range of exercise prices from $4.55 to $7.06 per share. The fair value of these option awards has been fully amortized to expense.

During the year ended December 31, 2006, the Company issued warrants to purchase an aggregate of 350,000 shares of the Company’s common stock to Ableco Holding LLC (“Ableco”) representing a portion of the debt issue costs related to the Company’s long-term debt arrangements. At the date of issuance, these warrants had a term of seven years. The fair value of these warrants was recorded as a prepaid loan fee, and was being recognized as a charge to the statement of operations on the straight-line method over the term of the debt facility.  As a result of the termination of this debt facility, the unamortized fair value of these warrants was written off during the fourth quarter of 2007. These warrants contain anti-dilution provisions requiring certain adjustments when dilutive equity transactions occur. At March 31, 2008, the number of shares issuable under outstanding warrants held by Ableco was 476,375, with exercise prices ranging from $4.56 to $6.10.

From time to time, the Company issues stock purchase warrants to third parties in consideration for intellectual property licensing arrangements. During the year ended December 31, 2006, the Company issued warrants to purchase 325,000 shares of the Company’s common stock at an exercise price of $7.50 per share in exchange for certain intellectual property rights licensed from Harrah’s. At March 31, 2008, the number of outstanding warrants issued in exchange for license agreements was 325,000, with a weighted average exercise price of $7.50 per share.  These warrants were valued using the Black-Scholes-Merton option-pricing model using volatility of 60%, expected life of six years, risk free rate of 4.79%, and expected dividends of zero.

Software Development Capitalization. The Company capitalizes external direct costs related to the development of certain software products that meet the criteria under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”.

Income Taxes. Effective January 1, 2007, the Company adopted FIN No. 48,”Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

Reclassifications. Certain balance sheet and operating statement amounts reported in the prior period have been reclassified to conform to the current period presentation.

Recently Issued Accounting Standards. In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company will adopt this statement as of January 1, 2009. Management is currently evaluating the impact SFAS No. 141(R) will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.”  This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not currently utilize derivative instruments, and therefore the adoption of SFAS No. 161 is not expected to have a material impact the Company’s financial position, results of operations or cash flows.

4. DISCONTINUED OPERATIONS

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

The Company has no continuing involvement in the disposed businesses, and continuing direct cash flows from the slot and table businesses are expected to cease within one year from the date of sale.

The assets and liabilities associated with discontinued operations are presented in separate line items in the Consolidated Balance Sheets. The components of the assets and liabilities of discontinued operations at March 31, 2008 are presented below, along with comparable carrying values of the assets and liabilities at December 31, 2007.

	March 31,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Current assets of discontinued operations	$561	$680
Noncurrent assets of discontinued operations (present value of minimum future payments due from purchaser)	2,155	2,131
Current liabilities of discontinued operations	2,894	3,695
Noncurrent liabilities of discontinued operations	2,014	1,175
Net liabilities of discontinued operations	$(2,192)	$(2,059)

The changes in the liabilities of discontinued operations during the three months ended March 31, 2008, are identified below:

March 31,
2008
(Amounts in thousands)	(Unaudited)
Liabilities of discontinued operations as of December 31, 2007	$4,869
Payment of accrued liabilities charged to expense	(755)
Additional royalty liability accrual	794
Liabilities of discontinued operations as of March 31, 2007	$4,908

The operating losses and other charges related to discontinued operations were $1.4 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively. The loss for the three months ended March 31, 2008 represents bad debt charges, royalty accruals and legal fees. For the three months ended March 31, 2007, the loss represents pre-disposal operating results of the slot and table games segment.

5. FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or none recurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring and nonrecurring basis are as follows:

(Amounts in thousands)	Fair Value at March 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents (level 1, recurring)	$11,717	$11,717	$—	$—
Investment in Magellan Technology Pty Ltd.(level 3, nonrecurring)	5,140	—	—	5,140
Total	$16,857	$11,717	$—	$5,140

The Company’s investment in Magellan Technology Pty Ltd. is measured at fair value on a nonrecurring basis, and was last measured at December 31, 2007.  There were no gains or losses recorded for fair value instruments during the three months ended March 31, 2008.

6. RECEIVABLES

Accounts receivable at March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Trade accounts	$21,096	$21,566
Other	527	736
Subtotal	21,623	22,302
Less: allowance for doubtful accounts	(1,200)	(942)
Net	$20,423	$21,360

Contract sales and notes receivable at March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Contract sales and notes receivable	$1,209	$1,301
Less: allowance for doubtful accounts	(383)	(472)
Net	$826	829
Current portion	$826	$829

7. INVENTORIES

Inventories at March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Raw materials	$5,259	$5,013
Finished goods	2,482	2,315
Work in progress	83	16
Subtotal	7,824	7,344
Less: reserve for obsolete inventory	(799)	(768)
Net	$7,025	$6,576

8. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142 and SFAS No. 144, (“Accounting for the Impairment or Disposal of Lon-Lived Assets”) the Company performs an impairment analysis on all of its long-lived and intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from related future undiscounted cash flows. For indefinite lived assets including goodwill, management performs an annual valuation to determine if any impairment has occurred. The valuation test as of October 1, 2007 did not indicate any impairment.

The net carrying value of goodwill and other intangible assets at March 31, 2008 is comprised of the following (unaudited):

(Amounts in thousands)
Goodwill	$42,485
Definite life intangible assets (detail below)	24,396
Total	$66,881

Definite life intangible assets as of March 31, 2008, subject to amortization, are comprised of the following (unaudited):

				Weighted-Average
	Gross Carrying	Accumulated		Amortization
(Amounts in thousands)	Amount	Amortization	Net	Period
Patent and trademark rights	$13,599	$(4,817)	$8,782	9 years
Software development costs	784	(444)	340	3 years
Licensed technology	3,996	(1,465)	2,531	5 years
Core technology and other proprietary rights	23,168	(10,425)	12,743	6 years
Total	$41,547	$(17,151)	$24,396	7 years

Amortization expense for definite life intangible assets of $1.5 million and $1.3 million was included in loss from continuing operations for the three months ended March 31, 2008 and 2007, respectively. Prior to the disposal of the slot and table games segment, amortization expense for definite life intangible assets of $0.4 million was included in loss from discontinued operations for the three months ended March 31, 2007.

The net carrying value of goodwill as of March 31, 2008, is included in the Company’s geographic operations as follows (unaudited):

(Amounts in thousands)
North America	$14,722
Europe	24,651
Australia / Asia	3,112
Total goodwill	$42,485

During the three months ended March 31, 2008, the net carrying value of goodwill increased by $0.1 million as a result of changes in the foreign currency rates used to translate the balance sheet of the Company’s international operations.

9. OTHER ASSETS

    Other assets at March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Deposits	$262	$241
Minority investments	5,178	5,178
Royalties	4,201	4,262
Other	42	34
Total	$9,683	$9,715

10. ACCRUED LIABILITIES

Accrued liabilities at March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Payroll and related costs	$4,096	$5,601
Interest	1,873	863
Restructuring and severance expense	72	197
Legal and tax	1,314	1,330
Patent liability	2,993	2,800
Marketing	217	—
Other	634	514
Total	$11,199	$11,305

11. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

During November 2007, the Company redeemed $15 million of its 11.875% Senior Secured Notes due 2008 (the “Notes”) at a redemption price of 100.00% of the principal amount of the Notes, plus accrued and unpaid interest to the redemption date. The remaining aggregate outstanding principal amount of the Notes after the redemption is $30 million.

At March 31, 2008, all of the Company’s debt had a maturity of less than one year.

At March 31, 2008, the Company is in compliance with all debt covenants.

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

The Company had a dispute with Hasbro, Inc. that was filed in the U.S. District Court in Rhode Island relating to the calculation of royalty payments from 1999 through 2002 on the sale and license of certain of Progressive’s branded slot machines. Hasbro was seeking monetary damages in excess of $8 million. On October 25, 2007 the parties entered into a settlement agreement and mutual release of all claims whereby the parties agreed to release all claims between them and settle all disputes with no admission of wrongdoing, and for the Company to pay Hasbro the sum of $2.7 million, with payment as follows: $1.0 million within five days of the execution of the settlement agreement, $1.0 million no later than September 15, 2008, and $0.7 million no later than March 15, 2009; provided, however that such payment obligation may be reduced by $0.1 million if the last payment is made December 15, 2008, and may be reduced by an additional $0.1 million in the event the final amount is paid no later than September 15, 2008.

On or about May 8, 2006, the Company was served with a First Amended Complaint by Gregory F. Mullally in regards to a case pending in the United States District Court for the District of Nevada. Mr. Mullally’s First Amended Complaint added the Company and over ten other defendants in a case that has been pending since 2005. The case makes various legal claims relating to an allegation that Mr. Mullally owns the Internet rights to the proprietary table games known as Caribbean Stud ®  and 21 Superbucks. The Company intends to defend this claim vigorously. The Company intends to defend this claim vigorously. The Company is currently awaiting a ruling on its Motion for a Summary Judgment.

On or about August 1, 2006, the Company was served with a Complaint by DTK, LLC in regards to a case pending in the Circuit Court of Harrison County, Mississippi, First Judicial District. The Complaint makes various legal claims surrounding allegations that the Company is responsible for damages caused by Hurricane Katrina to DTK’s former facility in Gulfport. Trial on this case was set to occur within a three week period starting in January, 2008. The trial was then postponed and the parties agreed to participate in mediation in April 2008.  Plaintiffs were seeking losses of approximately $0.5 million. In April 2008, the parties agreed to settle the case for a sum of $0.3 million paid over three installments, with the final payment due in November 2008.

The Company was sued by Paltronics, Inc. in the U.S. District Court District of Nevada in a case filed on August 26, 2006. Paltronics alleges patent infringement in regards to an embodiment of multi-screen presentations that the Progressive sells as a module for slot machines. The Plaintiffs were seeking damages in excess of $1 million. In April 2008, the parties reached a settlement and the Company has agreed to license the patent.

On or about February 14, 2007, the Company was served with a complaint by CEI Holding, Inc. in regards to a case pending in the Eighth Judicial District Court, Clark County Nevada (Case Number: A535019). CEI Holding claims that Progressive allegedly failed to pay the accounts payable obligations of Casino Excitement, Inc. pursuant to a 2002 stock purchase agreement wherein Casino Excitement, Inc. (the Company’s former exterior sign business) was sold by the Company to CEI Holdings, Inc. The case was settled in early March 2008 for $0.3 million, and the charges for the settlement and related legal fees were reflected in the consolidated statements of operations for the year ended December 31, 2007 in the loss from discontinued operations.

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

13. INCOME TAXES

For the three months ended March 31, 2008, the Company recognized a tax benefit of $0.5 million related to its foreign operations.  The Company will continue to review the tax losses and income generated in the future by the foriegn subsidiaries to evaluate whether they should be reflected as a benefit or provision in the Company's consolidated financial statements.  For the three months ended March 31, 2007, the Company did not recognize a tax benefit or provision due to its net operating loss position.

14. LOSS PER SHARE

The following table provides a reconciliation of basic and diluted loss per share (unaudited):

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended March 31, 2008:
Loss from continuing operations	$(6,953)	$(6,953)
Loss from discontinued operations	(1,446)	(1,446)
Net loss	$(8,399)	$(8,399)

Weighted average common shares	61,996	61,996
Per share amount
Loss from continuing operations	$(0.11)	$(0.11)
Loss from discontinued operations	(0.03)	(0.03)
Net loss	$(0.14)	$(0.14)

For the three months ended March 31, 2007:
Loss from continuing operations	$(7,444)	$(7,444)
Loss from discontinued operations	(1,291)	(1,291)
Net loss	$(8,735)	$(8,735)

Weighted average common shares	34,810	34,810
Per share amount
Loss from continuing operations	$(0.21)	$(0.21)
Loss from discontinued operations	(0.04)	(0.04)
Net loss	$(0.25)	$(0.25)

Dilutive stock options and warrants of 0.7 million for the three months ended March 31, 2007 have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

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

Both parties entered into a three year Manufacturer’s Supply Agreement at the close of the transaction, whereby MSG would purchase electronics from the Company at its standard OEM pricing. For the three months ended March 31, 2008, the Company had no sales transactions with MSG.

From time to time, the Company purchases signage and sign related products from MSG in conjunction with its progressive jackpot systems. During the three months ended March 31, 2008, the Company had no purchase transactions with MSG.

In 2005, the Company entered into a worldwide exclusive license with Magellan Technology Pty Limited (“Magellan”). The Company licensed, on an exclusive basis, Magellan’s rights to its RFID reader, tag and related intellectual property for any gaming applications for $3.1 million. The Company also completed the purchase of a minority interest in Magellan in 2006. From time to time, the Company purchases inventory from Magellan in connection with the Company’s exclusive global master license to use Magellan’s RFID technology in gaming worldwide. The Company purchased no inventory from Magellan during the three months ended March 31, 2008.

16. SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in Note 3.

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

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three months ended March 31, 2008 and 2007 consists of (unaudited):

	Three Months Ended
(Amounts in thousands)	March 31,
Geographic Operations	2008	2007
Revenues:
North America	$9,636	$9,911
Australia / Asia	1,884	2,023
Europe	3,696	2,775
Total	$15,216	$14,709
(Loss) income from continuing operations before income taxes:
North America	$(5,910)	$(6,984)
Australia / Asia	(149)	431
Europe	(1,402)	(891)
Total	$(7,461)	$(7,444)
Depreciation and amortization:
North America	$1,189	$1,050
Australia / Asia	57	37
Europe	630	618
Total	$1,876	$1,705

17. GUARANTOR FINANCIAL STATEMENTS

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2008 (Unaudited)
			Non-
		Guarantor	Guarantor
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,442	$—	$3,275	$—	$11,717
Accounts receivable, net	12,306	—	8,117	—	20,423
Contracts receivable, net	826	—	—	—	826
Inventories, net	5,696	—	1,329	—	7,025
Prepaid expenses	1,341	—	622	—	1,963
Current assets of discontinued operations	561	—	—	—	561
Total current assets	29,172	—	13,343	—	42,515
Property and equipment, net	2,978	130	827	—	3,935
Intangible assets, net	11,806	5,613	6,977	—	24,396
Goodwill	—	14,722	27,763	—	42,485
Investments in and loans to subsidiaries	42,394	—	—	(37,216)	5,178
Other assets	4,500	1	4	—	4,505
Noncurrent assets of discontinued operations	2,155	—	—	—	2,155
Total assets	$93,005	$20,466	$49,914	$(37,216)	$125,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other current liabilities	43,790	—	6,553	—	50,343
Current liabilities of discontinued operations	2,894	—	—	—	2,894
Intercompany transactions	(25,315)	(11,004)	36,319	—	—
Total current liabilities	21,369	(11,004)	42,872	—	53,237
Other liabilities, long term	5,860	—	257	—	6,117
Noncurrent liabilities of discontinued operations	2,014	—	—	—	2,014
Deferred tax liability	—	—	39	—	39
Stockholders’ equity	63,762	31,470	5,746	(37,216)	63,762
Total liabilities and stockholders’ equity	$93,005	$20,466	$48,914	$(37,216)	$125,169

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2007
			Non-
		Guarantor	Guarantor
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,200	$—	$2,863	$—	$19,063
Accounts receivable, net	12,436	—	8,924	—	21,360
Contracts receivable, net	829	—	—	—	829
Inventories, net	4,848	—	1,728	—	6,576
Prepaid expenses	1,195	—	448	—	1,643
Current assets of discontinued operations	680	—	—	—	680
Total current assets	36,188	—	13,963	—	50,151
Property and equipment, net	3,029	130	734	—	3,893
Intangible assets, net	12,047	6,020	7,579	—	25,646
Goodwill	—	14,723	27,650	—	42,373
Investments in and loans to subsidiaries	43,551	—	—	(38,373)	5,178
Other assets	4,537	—	—	—	4,537
Noncurrent assets of discontinued operations	2,131	—	—	—	2,131
Total assets	$101,483	$20,873	$49,926	$(38,373)	$133,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other current liabilities	$45,556	$—	$5,654	$—	$51,210
Current liabilities of discontinued operations	3,695	—	—	—	3,695
Intercompany transactions	(25,927)	(11,003)	36,930	—	—
Total current liabilities	23,324	(11,003)	42,584	—	54,905
Other liabilities, long term	6,033	—	257	—	6,290
Noncurrent liabilities of discontinued operations	1,175	—	—	—	1,175
Deferred tax liability	—	—	588	—	588
Stockholders’ equity	70,951	31,876	6,497	(38,373)	70,951
Total liabilities and stockholders’ equity	$101,483	$20,873	$49,926	$(38,373)	$133,909

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2008 (Unaudited)
			Non-
		Guarantor	Guarantor
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$10,452	—	$5,580	$(816)	$15,216
Cost of revenues	5,740	—	2,965	(816)	7,889
Other operating expenses	9,563	406	3,855	—	13,824
Operating income (loss)	(4,851)	(406)	(1,240)		(6,497)
Equity in loss of subsidiaries	(1,957)	—	—	1,957	—
Interest expense, net	(653)	—	(311)	—	(964)
Income (loss) from continuing operations before income tax benefit	(7,461)	(406)	(1,551)	1,957	(7,461)
Income tax benefit	508	—	508	(508)	508
Income (loss) from continuing operations	(6,953)	(406)	(1,043)	1,449	(6,953)
Loss from discontinued operations, net of taxes	(1,446)	—	—	—	(1,446)
Net loss	$(8,399)	(406)	$(1,043)	$1,449	$(8,399)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2007 (Unaudited)
			Non-
		Guarantor	Guarantor
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$11,082	$—	$4,798	$(1,171)	$14,709
Cost of revenues	6,865	—	1,968	(1,171)	7,662
Other operating expenses	8,369	406	3,000	—	11,775
Operating loss	(4,152)	(406)	(170)	—	(4,728)
Equity in loss of subsidiaries	(866)	—	—	866	—
Interest expense, net	(2,426)	—	(290)	—	(2,716)
Loss from continuing operations before income tax benefit	(7,444)	(406)	(460)	866	(7,444)
Income tax benefit	—	—	—	—	—
Income (loss) from continuing operations	(7,444)	(406)	(460)	866	(7,444)
Income (loss) from discontinued operations, net of taxes	(1,291)	(120)	329	(209)	(1,291)
Net income (loss)	$(8,735)	$(526)	$(131)	$657	$(8,735)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Three Months Ended March 31, 2008 (Unaudited)
			Non-
		Guarantor	Guarantor
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(5,892)	—	$486	—	$(5,406)
Net cash used in discontinued operating activities	(1,313)	—	—	—	(1,313)
Net cash provided by (used in) operating activities	(7,205)	—	486	—	(6,719)
Cash flows from investing activities:
Purchase of property and equipment	(228)	—	(196)	—	(424)
Purchases of intangible assets	(306)	—	—	—	(306)
Net cash used in continuing investing activities	(534)	—	(196)	—	(730)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—
Net cash used in investing activities	(534)	—	(196)	—	(730)
Cash flows from financing activities:
Purchase of treasury stock	(7)	—	—	—	(7)
Residual costs of equity offering	(13)	—	—	—	(13)
Net cash used in financing activities	(20)	—	—	—	(20)
Effect of exchange rate changes on cash and cash equivalents	—	—	123	—	123
Increase (decrease) in cash and cash equivalents	(7,759)	—	413	—	(7,346)
Cash and cash equivalents, beginning of period	16,201	—	2,862	—	19,063
Cash and cash equivalents, end of period	$8,442	—	$3,275	—	$11,717

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Three Months Ended March 31, 2007 (Unaudited)
			Non-
		Guarantor	Guarantor
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in continuing operating activities	$(643)	$(304)	$(418)	—	$(1,365)
Net cash used in discontinued operating activities	(204)	(120)	(330)	—	(654)
Net cash used in operating activities	(847)	(424)	(748)	—	(2,019)
Cash flows from investing activities:
Purchase of property and equipment	(340)	—	(44)	—	(384)
Proceeds from sale of property and equipment	2	—	2	—	4
Purchases of intangible assets	(28)	—	—	—	(28)
Net cash used in continuing investing activities	(366)	—	(42)	—	(408)
Net cash provided by (used in) discontinued investing activities	(486)	424	—	—	(62)
Net cash provided by (used in) investing activities	(852)	424	(42)	—	(470)
Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(75)	—	(2)	—	(77)
Proceeds from long-term debt and notes payable	1,000	—	—	—	1,000
Proceeds from issuance of common stock	372	—	—	—	372
Net cash provided by (used in) financing activities	1,297	—	(2)	—	1,295
Effect of exchange rate changes on cash and cash equivalents	—	—	29	—	29
Decrease in cash and cash equivalents	(402)	—	(763)	—	(1,165)
Cash and cash equivalents, beginning of period	4,236	—	2,947	—	7,183
Cash and cash equivalents, end of period	$3,834	$—	$2,184	—	$6,018

18. STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, “Share Based Payment” effective January 1, 2006. The total compensation expense relating to stock-based compensation follows:

	Three Months
	Ended March 31,
	(Unaudited)
(Amounts in thousands)	2008	2007
Selling, general and administrative	$655	$637
Research and development	211	143
Cost of revenues	101	80
Stock-based compensation expense charged to continuing operations	967	860
Stock-based compensation expense charged to discontinued operations	—	117
Total stock-based compensation expense	$967	$977

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

We offer a suite of products that when combined, supports every facet of a gaming operation, and consolidates the management of slot machines, table games, server-based gaming, account wagering, marketing and cage into one fully integrated system. The system can support from one venue to several hundred venues in a multi-site configuration. Our current revenues are primarily comprised of software, hardware, installation and support services, which comprise both upfront payments as well as recurring fees.

Previously, we developed, acquired and distributed table and slot game content as well as technologies to meet the needs of gaming operators worldwide. In 2004, we began repositioning our business to focus solely on technology and completed a series of acquisitions and divestitures to reposition our company.  During 2005 and 2006 we completed a number of strategic transactions.  We strengthened our portfolio of intellectual property through the acquisitions of EndX, VirtGame and PitTrak, and through a technology licensing agreement and minority investment in Magellan. We also entered into strategic agreements with IGT and Shuffle Master for the table management business, Cantor Gaming for the sports and poker business and Elixir Gaming for the growing Asian casino management business, and disposed of our interior signage division.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007
Revenues and cost of revenues:

(Amounts in thousands)	2008	2007
Systems revenues and gross profit
Revenues	$15,216	$14,709
Cost of revenues	7,889	7,662
Gross profit	$7,327	$7,047
Systems installation base
Slot management	80,573	62,275
Table management	6,533	3,155

Overview. In December 2004, we announced our intent to focus our business on systems and technology, and we have completed a number of strategic transactions, acquisitions and divestitures since this decision. With the completion of the table and slot games divestitures during 2007, we have now completed this repositioning of our business. The operations of the disposed slot and table games businesses have been accounted for as discontinued operations for all period presented, in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”). The sole component of our revenues from continuing operations is now systems revenue, which is generated primarily from the sale and maintenance of modular and integrated casino management systems.

The key business metric used by management is slot and table management system installed base, representing the number of slot machines or table games that are connected to our systems, and daily fees which represent the recurring payments made by the customer for software maintenance or other ongoing services and products.

Systems revenues and gross profit. Our systems revenues for the quarter ended March 31, 2008 were $15.2 million, representing growth of $0.5 million, or 3%, over the first quarter of 2007. The improvement in systems revenues was due primarily to increased demand for our table management systems, partially offset by lower sales of electronic hardware and intellectual property license revenues. Our gross profit margin of 48.2% during the first quarter of 2008 reflects a slight improvement as compared to our gross profit margin of 47.9% for the first quarter of 2007.

For the quarter ended March 31, 2008, our slot management revenues were $13.3 million compared to $13.8 million for the first quarter of 2007.  The net decrease of $0.5 million is primarily a result of lower sales of electronic hardware to other manufacturers, partially offset by increased placements of our Casinolink Jackpot Systems (“CJS”).  Our installed base of slot management systems grew by 4,234 during the first quarter of 2008, compared to growth of 3,275 during the first quarter of 2007.  CJS was introduced to the United States market in mid-2006, and is approved in nearly all major jurisdictions with the exception of Nevada, which is expected in mid-2008. Upon this approval, CJS is expected to be commercialized in Nevada, and we expect this jurisdiction to be a significant opportunity through the remainder of 2008 and beyond.

Table management systems revenues increased by approximately $1.1 million from $0.8 million at March 31, 2007 to $1.9 million atMarch 31, 2008. Our installed base of table management systems grew by 793 during the quarter ended March 31, 2008, compared to growth of 208 for the quarter ended March 31, 2007. Our table management growth was driven primarily by installations of systems with large corporate customers in the United States and Australia.

Three Months Ended March 31, 2008 and 2007
Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2008	2007
Revenues	$15,216	$14,709
Cost of revenues	7,889	7,662
Gross profit	7,327	7,047
Selling, general and administrative expense	8,701	7,556
Research and development expense	3,247	2,514
Depreciation and amortization	1,876	1,705
Total operating expenses	13,824	11,775
Operating loss	(6,497)	(4,728)
Interest expense, net	(964)	(2,716)
Loss from continuing operations before income tax benefit	(7,461)	(7,444)
Income tax benefit	508	—
Loss from continuing operations	(6,953)	(7,444)
Loss from discontinued operations	(1,446)	(1,291)
Net loss	$(8,399)	$(8,735)

Diluted weighted average common shares	61,996	34,810
Loss per share:
Loss from continuing operations	$(0.11)	$(0.21)
Loss from discontinued operations	(0.03)	(0.04)
Net loss	$(0.14)	$(0.25)

Selling, general and administrative expense (“SG&A”). SG&A expenses increased by $1.1 million during the quarter ended March 31, 2008 compared to the same period in 2007. This increase was primarily attributable to higher seasonal trade show activity, increased operating expenses of our foreign operations, and increased bad debt reserves.  Included in selling, general and administrative expense is non-cash stock-based compensation expense of $0.7 million and $0.6 million for the first quarter of 2008 and 2007, respectively.

 Research and development expense (“R&D”). R&D expense consists primarily of personnel and related costs for design and development of our product lines. During the first quarter of 2008, research and development expenses increased by $0.7 million to $3.2 million compared to $2.5 million for the same period in 2007.  The increase was primarily a result of  increased travel to support the trade show activity described above, as well as slightly higher stock compensation and benefits costs.

Depreciation and amortization. Depreciation and amortization expense for the first quarter of 2008 was $1.9 million compared to $1.7 million during the first quarter of 2007.  The increase resulted from higher amortization expense related to additions to our intellectual property portfolio.

Interest expense, net. Our interest expense primarily includes interest costs and amortization of debt issuance costs from our 11.875% Senior Secured Notes due 2008 and our former senior secured term credit facility. Net interest expense for the first quarter of 2008 was $1 million, representing a decrease of 65% or $1.8 million compared to the same period in 2007.  The decrease is attributable primarily to a decrease of $18.6 million in outstanding borrowings under our former credit facility and a $15 million decrease in principal outstanding on our Senior Secured Notes due 2008, compared to March 31, 2007 balances.  In addition, interest income increased year over year by approximately $0.2 million as a result of higher cash balances held in interest-bearing accounts.

Income taxes.  For the quarter ended March 31, 2008, we recognized a tax benefit of $0.5 million related to our foreign operations.  For the quarter ended March 31, 2007, we did not recognize a tax benefit or provision due to our net operating loss position.

Discontinued operations.  Discontinued operations includes the earnings and losses of the slot and table games operations, which were disposed of during the second half of 2007. For the quarter ended March 31, 2008, we recorded charges totaling $1.4 million, representing additional provisions for doubtful receivables of the former slot and table games operations, additional accruals for table-games related royalties, and legal fees.   The loss from discontinued operations of $1.3 million for the quarter ended March 31, 2007 represented operating losses of the slot and table games segment prior to disposal. All earnings and losses of discontinued operations are presented net of taxes.

Loss per share. For the quarter ended March 31, 2008 we incurred a loss from continuing operations per fully-diluted share of $0.11 compared to a loss of $0.21 from continuing operations per fully diluted share for the first quarter of 2007, based on weighted average shares of 62 million and 34.8 million, respectively. The 42.9% improvement in loss per share resulted primarily from an increase in the number of weighted average shares outstanding.

Liquidity and Capital Resources

At March 31, 2008, we had total cash and cash equivalents of $11.7 million and a net working capital deficit of $10.7 million.  The net working capital deficit included $30 million of outstanding 11.875% Senior Secured Notes due in August 2008.   We intend to refinance our $30 million Senior Secured Notes through a strategic technology investment together with a bank facility.  These transactions are expected to be completed on or before July 31, 2008.  In addition to these two transactions, we believe we have the following additional potential sources of cash to fund the repayment of our Senior Secured Notes as a secondary alternative:

1.	As of March 31, 2008, we had approximately $11.7 million of cash, of which we could potentially use $5 - $7 million to repay a portion of our Senior Secured Notes.

2.
We believe we could potentially obtain a working capital line of credit collateralized by our accounts receivable and/or our inventory.  As of March 31, 2008, we had approximately $21 million and $7 million of accounts receivable and inventory, respectively.

3.
We believe that other forms of financing may be available as a secondary alternative measure to the transactions mentioned above, including: term debt facilities and other combination financing structures.

We believe that the preceding financing alternatives will be sufficient to satisfy the $30 million Senior Secured Notes by August 2008.  Further, we believe any other obligations arising in the next 12-months can be satisfied through cash on hand and cash expected to be generated from operations during fiscal 2008. However, if events or circumstances occur such that we do not meet our plans as expected or are unable to obtain future financing, we would not be able to meet our obligations. There can be no assurance that any additional financing will be available on acceptable terms, or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

    We generated net losses from operations of $8.4 million during the first quarter of 2008, and have an accumulated deficit of $253.4 million at March 31, 2008. Our net cash and cash equivalents balance of $11.7 million at March 31, 2008 reflects a decrease of $7.3 million compared to December 31, 2007. This change resulted from net cash used in continuing operating activities of $5.4 million, including cash payments for legal, accounting and other advisors related to our November 2007 follow-on equity offering, net cash used in continuing investing activities of $0.7 related to ongoing investments in intellectual property and property and equipment used in operations, and net cash used in discontinued operations of $1.3 million related primarily to lawsuits settled in connection with the sale of the slot and table games divisions.  These decreases were partially offset by $0.1 million in effect of exchange rate changes on cash and cash equivalents.

Significant components of cash flows from continuing operating activities for the quarter ended March 31, 2008 are as follows:

(Amounts in millions)
Net loss	$(8.4)
Loss from discontinued operations, net of tax	1.4
Net loss from continuing operations	(7.0)
Depreciation and amortization	1.9
Stock based compensation	1.0
Provision for bad debts	0.5
Amortization of debt discount and issue costs	0.1
Other, primarily changes in assets and liabilities	(1.9)
Net cash used in continuing operating activities	$(5.4)

Other significant uses of cash during the first quarter of 2008 were $0.4 million invested in property and equipment and $0.3 million invested in intangible assets.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with unconsolidated entities or other persons.

Capital Expenditures and Other

During the first quarter of 2008, we invested approximately $0.4 million in property and equipment, primarily for expansion of our facilities in Macau, and additions to office and computer equipment used in our operations.

Critical Accounting Policies

A description of our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations". SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. We are currently evaluating the impact SFAS No. 141(R) will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not currently utilize derivative instruments, and therefore the adoption of SFAS No. 161 is not expected to have a material impact our financial position, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Refer to Part I, Item 7A, of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes in market risks since the fiscal year end.

Item 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that it is able to record the information it is required to disclose in the reports it files with the SEC, and to process, summarize and report this information within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. These disclosure controls and procedures are designed and maintained by or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, as required by the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that the Company’s disclosure controls and procedures were effective.

No changes in the Company’s internal control over financial reporting have occurred during the Company’s fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The legal proceedings described in Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2007, should be read in conjunction with this disclosure. No material developments related to these various litigation matters have occurred, except as disclosed herein.

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

On or about May 8, 2006, we were served with a First Amended Complaint by Gregory F. Mullally in regards to a case pending in the United States District Court for the District of Nevada. Mr. Mullally’s First Amended Complaint added the Company and over ten other defendants in a case that has been pending since 2005. The case makes various legal claims relating to an allegation that Mr. Mullally owns the Internet rights to the proprietary table games known as Caribbean Stud ®  and 21 Superbucks. We intend to defend this claim vigorously. We are currently awaiting a ruling on our Motion for a Summary Judgment.

On or about August 1, 2006, we were served with a Complaint by DTK, LLC in regards to a case pending in the Circuit Court of Harrison County, Mississippi, First Judicial District. The Complaint makes various legal claims surrounding allegations that Progressive is responsible for damages caused by Hurricane Katrina to DTK’s former facility in Gulfport. Trial on this case was set to occur within a three week period starting in January, 2008. The trial was then postponed and the parties agreed to participate in mediation in April 2008. Plaintiffs were seeking losses of approximately $0.5 million. In April 2008, the parties agreed to settle the case for a sum of $0.3 million paid over three installments, with the final payment due in November 2008.

We were sued by Paltronics, Inc. in the U.S. District Court District of Nevada in a case filed on August 26, 2006. Paltronics alleges patent infringement in regards to an embodiment of multi screen presentations that we sell as a module for slot machines. The Plaintiffs were seeking damages in excess of $1 million. In April 2008, the parties reached a settlement and the Company has agreed to license the patent.

On or about February 14, 2007, we were served with a complaint by CEI Holding, Inc. in regards to a case pending in the Eighth Judicial District Court, Clark County Nevada (Case Number: A535019). CEI Holding claims that Progressive allegedly failed to pay the accounts payable obligations of Casino Excitement, Inc. pursuant to a 2002 stock purchase agreement wherein Casino Excitement, Inc. (the Company’s former exterior sign business) was sold by the Company to CEI Holdings, Inc. The Company intended to defend this claim vigorously. Plaintiffs were seeking losses of approximately $0.5 million. Though the Company believed there was a remote chance CEI would prevail on its claims and be awarded the full amount they sought, the Company determined it was in its best interest to reach an amicable settlement in this matter.  As a result in March 2008, the parties agreed to settle the case in exchange for the Company forgiving a $0.3 million promissory note owed to the Company by CEI.

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

Item 1A. Risk Factors

You should consider carefully the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment.

We have marked with an asterisk those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March, 2008.

Risks Relating to Our Business

    *Our cash flow from operations and available credit are not sufficient to meet our short-term capital requirements and, as a result, we are dependent upon future financing, which may not be available.

    Historically, we have not generated sufficient cash flow from operations to satisfy our capital requirements and have relied upon debt and equity financing arrangements to satisfy such requirements. Our current cash flows and capital resources are insufficient to meet our short-term debt obligations and commitments, and we may be forced to reduce or delay activities and capital expenditures if we are unable to obtain additional equity capital or restructure or refinance our debt. In the event that we are unable to obtain additional equity capital or restructure or refinance our debt, we will be left without sufficient liquidity and we will not be able to meet our debt service requirements and repayment obligations. There can be no assurance that future financing arrangements will be available on acceptable terms, or at all. If we are unable to obtain future financing on terms acceptable to us, this will pose a significant risk to our liquidity and our ability to meet operational and other cash requirements. Additionally, substantially all of our assets are pledged as security to the holders of our Notes. The ability of our stockholders to participate in the distribution of our assets upon our liquidation or recapitalization will be subject to the prior claims of our secured and unsecured creditors. Any foreclosure of our assets by such creditors will materially reduce the assets available for distribution to our stockholders.

*We have substantial debt and debt service requirements, which could have an adverse impact on our business and the value of our common stock.

    On March 31, 2008, our total outstanding debt was approximately $30 million. We intend to refinance the outstanding $30 million of our 11.875% senior secured notes due August 2008 on or before the maturity date of those notes. We currently do not have sufficient cash to completely redeem our outstanding senior secured notes, and if we fail to refinance or otherwise redeem the senior secured notes before they become due in August 2008, our noteholders will have the right to foreclose upon the collateral securing that debt. In addition, if we fail to comply with the other terms of our debt obligations, including the terms of our 11.875% senior secured notes due in August 2008, the noteholders will have the right to accelerate the maturity of that debt and foreclose upon the collateral securing that debt.
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

Our Audited Consolidated Financial Statements as of December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006, and 2007, contain an audit report of our independent registered public accounting firm related to the financial statements as of and for the years ended December 31, 2006 and 2007. The audit report indicates that the upcoming maturity of our senior secured notes raises substantial doubt about our ability to continue as a going concern.  We intend to obtain additional financing to fund the repayment of our senior secured notes.  However, we cannot guarantee that we will be successful in refinancing the senior secured notes.

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

In connection with the sale of our table game division, or TGD, assets to Shuffle Master Inc., or Shuffle Master, the purchase agreement for that sale and a related 5-year technology license to integrate our Casinolink Jackpot System, or CJS, progressive jackpot system module for use with Shuffle Master’s progressive specialty table games, we received $3 million for the initial integration of our CJS system with Shuffle Master’s tables, which was completed in the fourth quarter of 2007. The purchase agreement also provides for earn-out payments based on the installed base growth of the TGD assets through 2016 (subject to certain conditions), including $3.5 million in guaranteed minimum payments. We also expect to receive recurring monthly royalty payments for the placement of our CJS on Shuffle Master’s specialty table games. The timing and amounts of any earn-out or royalty payments related to the sale of the TGD assets and the related license are subject to Shuffle Master’s ownership and operation of those assets, and the actual earn-out and royalty payments could be substantially lower than we expect, which could adversely affect our anticipated revenues and our business.

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

Our products and technologies are in various stages of development. Our development efforts are dependent on factors such as obtaining requisite governmental approvals. Each of these products and technologies requires separate regulatory approval in each market in which we do business, and this regulatory approval may either not be granted at all or not be granted in a timely manner, for reasons primarily outside of our control. In addition, we cannot predict with any accuracy which jurisdictions or markets, if any, will accept, and which authorities will approve, the operation of our gaming products and technologies, or the timing of any such approvals. A lack of regulatory approval for our products and technologies, or delays in obtaining necessary regulatory approvals, will adversely affect our revenues and business prospects.

For example, new features for RFID (Radio Frequency Identification) and table management systems, central server based gaming including CJS (Casino Jackpot Station) and sports and poker management systems represent key strategic initiatives for the Company. We are at various stages in the approval and development process for each initiative and are moving forward with the regulators in various jurisdictions to obtain required approvals. We cannot assure you that we will receive the necessary approvals in all of the jurisdictions we have sought approval nor can we assure you that there will not be any production delays in developing and distributing these products and technologies. Any delay in production or in the regulatory process, or a denial of regulatory approval altogether, for any one of these initiatives will adversely impact our revenues and business.

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

*If any conflicts arise between us and any of our alliance partners, our reputation, revenues and cash position could be significantly harmed.

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

In addition, in certain of our current or future strategic alliances, we may agree not to develop products independently, or with any third party, directly competitive with the subject matter of our strategic alliances. Our strategic alliances may have the effect of limiting the areas of research, development and/or commercialization that we may pursue, either alone or with others, which, in turn, may cause us to forego potentially profitable business opportunities.  For example, as part of our joint development arrangement with IGT and Shuffle Master, we agreed not to manufacture or sell our intelligent shoe products for a three-year period.  Under certain circumstances, however, our alliance partners may research, develop, or commercialize, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of such strategic alliances.

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

See “Part II, Item 1. Legal Proceedings” in this Quarterly Report on Form 10-Q for a description of various legal proceedings in which we are involved and developments related to those proceedings.

    *If we are found to have infringed or to be infringing on a third-party’s intellectual property rights, we may be forced to discontinue certain products or technologies, pay damages or obtain a license to use the intellectual property, any of which may adversely affect our future growth and revenues.

If we are found to have infringed or to be infringing on a third party’s intellectual property rights, we may be forced to discontinue certain products or the use of certain competitive technologies or features, which may have a material adverse effect on our future growth and revenues. Alternatively, if the company holding the applicable patent is willing to give us a license that allows us to develop, manufacture or market our products or technologies, we may be required to obtain a license from them. Such a license may require the payment of a license, royalty or similar fee or payment and may limit our ability to market new products or technologies, which would adversely affect our future growth and revenues. In addition, if we are found to have committed patent infringement we may be obligated to pay damages or be subject to other remedies, which could adversely affect the value of our common stock.

*Some of our products may contain open source software which may be subject to restrictive open source licenses requiring us to make our source code available to third parties and potentially granting third parties certain rights to the software.

Some of our products may contain open source software which may be subject to restrictive open source licenses. Some of these licenses may require that we make our source code related to the licensed open source software available to third parties and/or license such software under the terms of a particular open source license potentially granting third parties certain rights to the software. We may incur legal expenses in defending against claims that we did not abide by such licenses. If our defenses are unsuccessful we may be enjoined from distributing products containing such open source software, be required to make the relevant source code available to third parties, be required to grant third parties certain rights to the software, be subject to potential damages or be required to remove the open source software from our products. Any of these outcomes could disrupt our distribution and sale of related products, put us at a competitive disadvantage relative to third parties and adversely affect our revenues and the value of our common stock.

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

The distribution of gaming products and conduct of gaming operations are extensively regulated by various domestic and foreign gaming authorities. Although the laws of different jurisdictions vary in their technical requirements and are amended from time-to-time, virtually all jurisdictions in which we operate require registrations, licenses, findings of suitability, permits and other approvals, as well as documentation of qualifications, including evidence of the integrity, financial stability and responsibility of our officers, directors, major stockholders and key personnel. If we fail to comply with the laws and regulations to which we are subject, the applicable domestic or foreign gaming authority may impose significant penalties and restrictions on our operations, resulting in a material adverse effect on our revenues and future business. See “Item 1. Business—Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008, for a description of the regulations that apply to our business.

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

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily the Europe, Canada and Asia, accounted for approximately 61% of our consolidated revenue for the quarter ended March 31, 2008. We expect the percentage of our international sales to continue to increase during the remainder of 2008. Accordingly, our future results could be harmed by a variety of factors, including:

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

Our quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approval or denial of our products and corporate licenses, the introduction of new products or the seasonality of customer capital budgets, and our operating results have historically been lower in quarters with lower sales. In addition, prior to the year ended December 31, 2007, up to approximately 40% of our revenues were based on cash-based licensing transactions, the majority of which were generated from intellectual property, content and technology licensing activities. Most of these non-recurring transactional revenues were from gaming supplier original equipment manufacturers, or OEMs, and service providers. Each such transaction has been unique, depending on the nature, size, scope and breadth of the intellectual property, content, or technology that was being licensed and/or the rights the licensee or the buyer wishes to obtain.

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

The market price for our common stock could decline as a result of sales by existing stockholders of large numbers of shares of our common stock or the perception that such sales may occur. Such sales of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate. Of the estimated approximately 62 million shares outstanding on March 31, 2008:

•	approximately 61.1 million shares generally are freely tradable in the public market; and

•	approximately 0.6 million additional shares may be sold by our executive officers and directors subject to compliance with the volume limitations and other restrictions of rule 144.

Additionally, as of March 31, 2008, there were outstanding options, restricted share grants, and warrants to purchase an aggregate of approximately 6 million of our shares and we may grant options to purchase up to approximately 1.4 million additional shares under our stock option plans. Shares issued on exercise of those instruments would be freely tradable in the public market, except for any that might be acquired by our officers or directors. However, any of those shares that might be acquired by any of our officers and directors could be sold, subject to compliance with the volume limitations and other restrictions of Rule 144.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Repurchases of Equity Securities

The following table summarizes purchases of equity securities by the issuer and affiliated purchasers for the three months ended March 31, 2008:

(d) Maximum Number (or
			(c) Total Number of	approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part of	Units) that May Yet
	(a) Total Number	(b) Average Price	Publicly Announced	Be Purchased Under
	of Shares (or Units	Paid per Share	Plans or	the Plans for
Period	Purchased)(1)	(or Unit)	Programs(2)	Programs
Beginning balance			175,800	$2,000,000
January 2008	—	—	—
February 2008	2,645	$2.63	—
March 2008	—	—	—
Ending balance			175,800	$2,000,000

(1)	Represents shares withheld for income tax purposes at the time of issuance of vested restricted stock awards.

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
May 12, 2008