Form 10-Q
period 2008-06-30
PROGRESSIVE GAMING INTERNATIONAL CORP
filed 2008-08-11
CIK 912241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

62,111,310	as of	August 8, 2008
(Amount Outstanding)		(Date)

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in thousands, except share data)	2008	2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$9,562	$19,063
Restricted cash	475	—
Accounts receivable, net of allowance for doubtful accounts of $968 and $942	16,525	21,360
Current portion of contract sales receivable, net of allowance for doubtful accounts of $383 and $472	1,692	829
Inventories, net of reserves of $864 and $768	7,138	6,576
Prepaid expenses	2,397	1,643
Current assets of discontinued operations	—	680
Total current assets	37,789	50,151
Contract sales and notes receivable	1,959	—
Property and equipment, net	3,956	3,893
Intangible assets, net	23,203	25,646
Goodwill	42,637	42,373
Noncurrent assets of discontinued operations	—	2,131
Other assets	9,832	9,715
Total assets	$119,376	$133,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,656	$6,234
Customer deposits	837	1,403
Current portion of long-term debt and other liabilities, net of unamortized discount of $21 and $148	29,979	29,852
Accrued liabilities	9,327	11,305
Deferred revenues and license fees	2,550	2,416
Current liabilities of discontinued operations	3,179	3,695
Total current liabilities	51,528	54,905
Noncurrent liabilities of discontinued operations	1,170	1,175
Other long-term liabilities	5,813	6,290
Deferred tax liability	—	588
Total liabilities	58,511	62,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 100,000,000 shares authorized and 62,111,310 and 61,993,509 shares issued and outstanding	6,211	6,199
Additional paid-in capital	309,060	306,879
Other comprehensive income	5,147	4,734
Accumulated deficit	(257,718)	(245,038)
Subtotal	62,700	72,774
Less treasury stock, 322,792 and 317,174 shares, at cost	(1,835)	(1,823)
Total stockholders’ equity	60,865	70,951
Total liabilities and stockholders’ equity	$119,376	$133,909

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2008	2007	2008	2007
Revenues	$18,062	$18,841	$33,278	$33,550
Cost of revenues	8,004	7,989	15,893	15,651
Gross profit	10,058	10,852	17,385	17,899
Selling, general and administrative expense	8,190	7,606	16,891	15,162
Research and development	3,008	2,495	6,255	5,009
Depreciation and amortization	1,871	1,834	3,747	3,539
Total operating expenses	13,069	11,935	26,893	23,710
Operating loss	(3,011)	(1,083)	(9,508)	(5,811)
Interest expense, net	(1,067)	(3,831)	(2,031)	(6,547)
Loss from continuing operations before income taxes	(4,078)	(4,914)	(11,539)	(12,358)
Income tax (provision) benefit	(11)	—	497	—
Loss from continuing operations	(4,089)	(4,914)	(11,042)	(12,358)
Loss from discontinued operations, net of tax of $0 for all periods presented	(192)	(29,313)	(1,638)	(30,604)
Net loss	$(4,281)	$(34,227)	$(12,680)	$(42,962)
Weighted average common shares:
Basic	62,054	34,847	62,026	34,810
Diluted	62,054	34,847	62,026	34,810
Basic and diluted loss per share:
Loss from continuing operations	$(0.07)	$(0.14)	$(0.18)	$(0.36)
Loss from discontinued operations	—	(0.84)	(0.02)	(0.87)
Net loss	$(0.07)	$(0.98)	$(0.20)	$(1.23)

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2008	2007	2008	2007
Net loss	$(4,281)	$(34,227)	$(12,680)	$(42,962)
Other comprehensive income, net of tax:
Foreign currency translation gains	149	828	413	1,025
Comprehensive loss	$(4,132)	$(33,399)	$(12,267)	$(41,937)

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Amounts in thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(12,680)	$(42,962)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations, net of tax	1,638	30,604
Depreciation	720	591
Amortization	3,027	2,948
Provision for bad debts	227	20
Provision for obsolete and excess inventory	122	37
Amortization of debt discount and debt issue costs	281	1,159
Net gain on disposition of property and equipment	(3)	—
Stock-based compensation	1,904	1,743
Changes in operating assets and liabilities:
Accounts receivable	4,820	4,945
Contract sales and notes receivable	(18)	287
Inventories	(584)	(151)
Prepaid expenses and other assets	(1,017)	910
Trade accounts payable	(790)	(1,269)
Accrued expenses and other current liabilities	(1,652)	(4,811)
Customer deposits, deferred revenue and other liabilities	(971)	(59)
Deferred taxes	(581)	—
Net cash used in continuing operating activities	(5,557)	(6,008)
Net cash (used in) provided by discontinued operating activities	(2,128)	304
Net cash used in operating activities	(7,685)	(5,704)
Cash flows from investing activities:
Purchases of property and equipment	(815)	(409)
Proceeds from sales of property and equipment	4	9
Purchases of intangible assets	(526)	(517)
Net cash used in continuing investing activities	(1,337)	(917)
Net cash used in discontinued investing activities	—	(142)
Net cash used in investing activities	(1,337)	(1,059)
Cash flows from financing activities:
Principal payments on notes payable and long-term debt	—	(114)
Principal payments on capital leases	—	(3)
Proceeds from long-term debt and notes payable	—	3,200
Increase in restricted cash	(475)	—
Debt issuance costs	(101)	—
Residual costs of equity offering	(13)	—
Purchase of treasury stock	(11)	(58)
Proceeds from issuance of common stock	—	776
Net cash (used in) provided by continuing financing activities	(600)	3,801
Effect of exchange rate changes on cash and cash equivalents	121	32
Decrease in cash and cash equivalents	(9,501)	(2,930)
Cash and cash equivalents, beginning of period	19,063	7,183
Cash and cash equivalents, end of period	$9,562	$4,253

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months Ended
	June 30,
(Amounts in thousands)	2008	2007
Supplemental disclosure of cash flows information:
Cash paid for interest	$2,171	$3,303
Cash paid for state and federal taxes	$12	$14
Intellectual property acquired through financing	$—	$6,716

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts disclosed in the accompanying footnote tables are shown in thousands while amounts included in text are disclosed in actual amounts.

1. GENERAL

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at June 30, 2008, and the results of its operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

2. BASIS OF PRESENTATION, LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated net losses from operations of $12.7 million during the six months ended June 30, 2008, and the Company has an accumulated deficit of $257.7 million at June 30, 2008. The Company’s net cash and cash equivalents balance of $9.6 million at June 30, 2008 reflects a decrease of $9.5 million compared to December 31, 2007. This change resulted from net cash used in continuing operating activities of $5.6 million, including cash payments for legal, accounting and other advisors related to the Company's November 2007 follow-on equity offering, net cash used in continuing investing activities of $1.3 million related to ongoing investments in intellectual property and property and equipment used in operations, net cash used in financing activities of $0.6 million, and net cash used in discontinued operations of $2.1 million for payments of certain liabilities related to the disposed slot and table games divisions.  These decreases in cash were partially offset by a $0.1 million increase in the effect of exchange rate changes on cash and cash equivalents.

At June 30, 2008, the Company had total cash and cash equivalents of $9.6 million and a net working capital deficit of $13.7 million.  This net working capital deficit includes $30 million of outstanding 11.875% Senior Secured Notes due August 15, 2008.   The Company intends to refinance its $30 million Senior Secured Notes through the completion of two financing transactions for which definitive agreements were entered into in early August.  These transactions include (i) a senior secured credit facility of up to $27.5 million with Private Equity Management Group Financial Corporation (“PEM”), and (ii) a $15 million senior secured convertible note offering with International Game Technology (“IGT”). The credit facility with PEM is expected to consist of a revolving loan of up to $12.5 million and a term loan of $15 million. The Company expects to initially raise approximately $33 million from these financing transactions, which are expected to close by August 15, 2008, subject to certain closing condition. The Company believes that the proceeds from these two financing transactions will be sufficient to satisfy the $30 million Senior Secured Notes due August 15, 2008.  Further, the Company believes any other obligations arising in the next 12 months can be satisfied through cash on hand, cash expected to be generated from operations during fiscal 2008, and expected cash availability under the PEM revolver.  These financing arrangements include financial covenants including adjusted EBITDA, debt service coverage ratios, tangible net worth and liquidity requirements, as well as restrictions on additional indebtedness and the ability to issue dividends.  Both refinancing transactions include specific conditions that the Company must satisfy prior to receiving the funds described in each respective loan and financing agreement.  These conditions include entry into certain additional agreements and consents of third parties over which the Company has no control.  If the Company is unable to satisfy each of the conditions to funding the loan and financing agreements or one or both of the other parties to those agreements refuses to deliver the funds described in their loan and financing agreements before the maturity date of its senior secured Notes, the Company will be unable to repay the outstanding principal and interest related to the Notes.

If the refinancing transactions fail to close on the maturity date of the outstanding secured Notes, the Company’s existing noteholders will have the right to foreclose upon the collateral securing that debt and any such actions may ultimately result in the Company’s inability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and temporary investments with financial institutions. At June 30, 2008, the Company had deposits with financial institutions in excess of FDIC insured limits by $10.1 million.

Restricted Cash. Restricted cash consists of cash and cash equivalents pledged to secure the Company’s revolving line of credit for employee travel and similar expenses.

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

Long-Lived Assets. Property and equipment are stated at cost and are depreciated using the straight-line method over the useful lives of the assets, which range from 3 to 10 years. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Management requires long-lived assets that are held and used by the Company to be reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from related future undiscounted cash flows.

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

Other Assets. Other long-term assets primarily represent advance royalty payments, minority investments, unamortized loan fees and security deposits for building and equipment leases and other services. The Company’s minority investments in non-public companies are accounted for using the cost method, and are regularly reviewed for impairment. When facts and circumstances indicate that an impairment has occurred that is other-than-temporary, the Company records an impairment charge and reduces the carrying value of the investment.

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

Equity Instruments Issued to Outside Parties. The Company’s accounting policy for equity instruments issued to outside parties in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The number of outstanding options issued to consultants at June 30, 2008 was 25,000, with a range of exercise prices from $4.55 to $6.88 per share. The fair value of these option awards has been fully amortized to expense.

During the year ended December 31, 2006, the Company issued warrants to purchase an aggregate of 350,000 shares of the Company’s common stock to Ableco Holding LLC (“Ableco”) representing a portion of the debt issue costs related to the Company’s long-term debt arrangements. At the date of issuance, these warrants had a term of seven years. The fair value of these warrants was recorded as a prepaid loan fee, and was being recognized as a charge to the statement of operations on the straight-line method over the term of the debt facility.  As a result of the termination of this debt facility, the unamortized fair value of these warrants was written off during the fourth quarter of 2007. These warrants contain anti-dilution provisions requiring certain adjustments when dilutive equity transactions occur. At June 30, 2008, the number of shares issuable under outstanding warrants held by Ableco was 476,375, with exercise prices ranging from $4.56 to $6.10.

From time to time, the Company issues stock purchase warrants to third parties in consideration for intellectual property licensing arrangements. During the year ended December 31, 2006, the Company issued warrants to purchase 325,000 shares of the Company’s common stock at an exercise price of $7.50 per share in exchange for certain intellectual property rights licensed from Harrah’s, all of which are outstanding at June 30, 2008. The outstanding warrants issued have a weighted average exercise price of $7.50 per share.  These warrants were valued using the Black-Scholes-Merton option-pricing model using volatility of 60%, expected life of six years, risk free rate of 4.79%, and expected dividends of zero.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will be applied retrospectively to all periods presented. The Company is evaluating the impact of adopting the provisions of this FSP on our consolidated financial statements.

In May 2008, FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

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

The assets and liabilities associated with discontinued operations are presented in separate line items in the Consolidated Balance Sheets. The components of the assets and liabilities of discontinued operations at June 30, 2008 are presented below, along with comparable carrying values of the assets and liabilities at December 31, 2007.

	June 30,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Current assets of discontinued operations (1)	$—	$680
Noncurrent assets of discontinued operations (present value of minimum future payments due from purchaser) (2)	—	2,131
Current liabilities of discontinued operations	3,179	3,695
Noncurrent liabilities of discontinued operations	1,170	1,175
Net liabilities of discontinued operations (3)	$(4,349)	$(2,059)

(1) Current assets of discontinued operations consisting of contracts receivable of $0.7 million were reclassified to contracts receivable of continuing operations.

(2) Noncurrent assets of discontinued operations consisting of long term contracts receivable of $2 million were reclassified to contracts receivable of continuing operations.

(3) Liabilities of discontinued operations consist of settlement charges payable of $1.9 million, future royalties payable of $1.9, and other payables of $0.5 million.

The changes in the liabilities of discontinued operations during the six months ended June 30, 2008, are identified below:

June 30,
2008
(Amounts in thousands)	(Unaudited)
Liabilities of discontinued operations as of December 31, 2007	$4,870
Payment of accrued liabilities charged to expense	(1,372)
Additional royalty liability accrual	794
Additional legal liability accrual	57
Liabilities of discontinued operations as of June 30, 2008	$4,349

The components of the loss from discontinued operations (unaudited) are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2008	2007	2008	2007
Loss from discontinued operations before income tax benefit	$(192)	$(692)	$(1,638)	$(1,983)
Income tax benefit	—	—	—	—
Loss on disposal	—	(39,811)	—	(39,811)
Income tax benefit on disposal	—	11,190	—	11,190
Total	$(192)	$(29,313)	$(1,638)	$(30,604)

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

Level 2.                         Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.                         Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring and nonrecurring basis are as follows:

(Amounts in thousands)	Fair Value at June 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash, restricted cash and cash equivalents (level 1, recurring)	$10,037	$10,037	$—	$—
Investment in Magellan Technology Pty Ltd.(level 3, nonrecurring)	5,140	—	—	5,140
Total	$15,177	$10,037	$—	$5,140

The Company’s investment in Magellan Technology Pty Ltd. is measured at fair value on a nonrecurring basis, and was last measured at December 31, 2007.  There were no gains or losses recorded for fair value instruments during the six months ended June 30, 2008.

6. RECEIVABLES

Accounts receivable at June 30, 2008 and December 31, 2007 consist of the following:

	June 30,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Trade accounts	$16,978	$21,566
Other	515	736
Subtotal	17,493	22,302
Less: allowance for doubtful accounts	(968)	(942)
Net	$16,525	$21,360

Contract sales and notes receivable at June 30, 2008 and December 31, 2007 consist of the following:

	June 30,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Contract sales and notes receivable	$4,034	$1,301
Less: allowance for doubtful accounts	(383)	(472)
Net	3,651	829
Current portion	$1,692	$829

7. INVENTORIES

Inventories at June 30, 2008 and December 31, 2007 consist of the following:

	June 30,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Raw materials	$5,403	$5,013
Finished goods	2,431	2,315
Work in progress	168	16
Subtotal	8,002	7,344
Less: reserve for obsolete inventory	(864)	(768)
Net	$7,138	$6,576

8. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142 and SFAS No. 144, (“Accounting for the Impairment or Disposal of Long-Lived Assets”) the Company performs an impairment analysis on all of its long-lived and intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from related future undiscounted cash flows. For indefinite lived assets including goodwill, management performs an annual valuation to determine if any impairment has occurred. The valuation test as of October 1, 2007 did not indicate any impairment.

The net carrying value of goodwill and other intangible assets at June 30, 2008 is comprised of the following (unaudited):

(Amounts in thousands)
Goodwill	$42,637
Definite life intangible assets (detail below)	23,203
Total	$65,840

Definite life intangible assets as of June 30, 2008, subject to amortization, are comprised of the following (unaudited):

				Weighted-Average
	Gross Carrying	Accumulated		Amortization
(Amounts in thousands)	Amount	Amortization	Net	Period
Patent and trademark rights	$13,818	$(5,130)	$8,688	9 years
Software development costs	836	(472)	364	3 years
Licensed technology	4,064	(1,643)	2,421	5 years
Core technology and other proprietary rights	23,184	(11,454)	11,730	6 years
Total	$41,902	$(18,699)	$23,203	7 years

Amortization expense for definite life intangible assets of $1.5 million and $3.0 million compared to $1.6 million and $2.9 million was included in loss from continuing operations for the three and six months ended June 30, 2008 and 2007, respectively. Prior to the disposal of the slot and table games segment, amortization expense for definite life intangible assets of $0.4 million and $0.6 million was included in loss from discontinued operations for the three and six months ended June 30, 2007.

During the six months ended June 30, 2008 cash additions increased definite life intangible assets by $0.5 million.

The net carrying value of goodwill as of June 30, 2008, is included in the Company’s geographic operations as follows (unaudited):

(Amounts in thousands)
North America	$14,722
Europe	24,655
Australia / Asia	3,260
Total goodwill	$42,637

During the six months ended June 30, 2008, the net carrying value of goodwill increased by $0.3 million as a result of changes in the foreign currency rates used to translate the balance sheet of the Company’s international operations.

9. OTHER ASSETS

Other assets at June 30, 2008 and December 31, 2007 consist of the following:

	June 30,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Deposits	$377	$241
Minority investments	5,178	5,178
Royalties	4,140	4,262
Prepaid loan fees and other	137	34
Total	$9,832	$9,715

10. ACCRUED LIABILITIES

Accrued liabilities at June 30, 2008 and December 31, 2007 consist of the following:

	June 30,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Payroll and related costs	$4,221	$5,601
Interest	699	863
Restructuring and severance expense	396	197
Legal and tax	1,162	1,330
Patent liability	1,680	2,800
Marketing	465	—
Other	704	514
Total	$9,327	$11,305

11. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

During November 2007, the Company redeemed $15 million of its 11.875% Senior Secured Notes due 2008 (the “Notes”) at a redemption price of 100.00% of the principal amount of the Notes, plus accrued and unpaid interest to the redemption date. The remaining aggregate outstanding principal amount of the Notes after the redemption is $30 million.

At June 30, 2008, all of the Company’s debt had a maturity of less than one year.

At June 30, 2008, the Company is in compliance with all debt covenants.

The remaining $30 million of the Company’s 11.875% Senior Secured Notes is due August 15, 2008.

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

The Company had a dispute with Hasbro, Inc. that was filed in the U.S. District Court in Rhode Island relating to the calculation of royalty payments from 1999 through 2002 on the sale and license of certain of Progressive’s branded slot machines. Hasbro was seeking monetary damages in excess of $8 million. On October 25, 2007 the parties entered into a settlement agreement and mutual release of all claims whereby the parties agreed to release all claims between them and settle all disputes with no admission of wrongdoing, and for the Company to pay Hasbro the sum of $2.7 million, with payment as follows: $1 million within five days of the execution of the settlement agreement, $1 million no later than September 15, 2008, and $0.7 million no later than March 15, 2009; provided, however that such payment obligation may be reduced by $0.1 million if the last payment is made December 15, 2008, and may be reduced by an additional $0.1 million in the event the final amount is paid no later than September 15, 2008.

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

On or about August 1, 2006, the Company was served with a Complaint by DTK, LLC in regards to a case pending in the Circuit Court of Harrison County, Mississippi, First Judicial District. The Complaint makes various legal claims surrounding allegations that the Company is responsible for damages caused by Hurricane Katrina to DTK’s former facility in Gulfport. Trial on this case was set to occur within a three week period starting in January 2008.The trial was then postponed and the parties agreed to participate in mediation in April 2008.  Plaintiffs were seeking losses of approximately $0.5 million. In April 2008, the parties agreed to settle the case for a sum of $0.3 million paid over three installments, with the final payment due in November 2008.

In addition to the items listed above, from time to time the Company is also involved in other legal matters, litigation, claims and proceedings in the ordinary course of its business operations, including matters involving bankruptcies of debtors, collection efforts, disputes with former employees and other matters. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. At this time management has not reached a determination that any of the matters listed above or if any of the Company’s other litigation matters are expected to result in liabilities that will have a material adverse effect on the Company’s financial position or results of operations.

13. INCOME TAXES

For the three months and six months ended June 30, 2008, the Company recognized a tax provision of $0.01 million and a tax benefit $0.5 million, respectively, related to its foreign operations.  The Company will continue to review the tax losses and income generated in the future by the foreign subsidiaries to evaluate whether they should be reflected as a benefit or provision in the Company’s consolidated financial statements.  For the three months and six months ended June 30, 2007, the Company did not recognize a tax benefit or provision due to its net operating loss position.

14. LOSS PER SHARE

The following table provides a reconciliation of basic and diluted loss per share (unaudited):

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended June 30, 2008:
Loss from continuing operations	$(4,089)	$(4,089)
Loss from discontinued operations	(192)	(192)
Net loss	$(4,281)	$(4,281)

Weighted average common shares	62,054	62,054
Per share amount
Loss from continuing operations	$(0.07)	$(0.07)
Loss from discontinued operations	—	—
Net loss	$(0.07)	$(0.07)

For the three months ended June 30, 2007:
Loss from continuing operations	$(4,914)	$(4,914)
Loss from discontinued operations	(29,313)	(29,313)
Net loss	$(34,227)	$(34,227)

Weighted average common shares	34,847	34,847
Per share amount
Loss from continuing operations	$(0.14)	$(0.14)
Loss from discontinued operations	(0.84)	(0.84)
Net loss	$(0.98)	$(0.98)

For the six months ended June 30, 2008:
Loss from continuing operations	$(11,042)	$(11,042)
Loss from discontinued operations	(1,638)	(1,638)
Net loss	$(12,680)	$(12,680)

Weighted average common shares	62,026	62,026
Per share amount
Loss from continuing operations	$(0.18)	$(0.18)
Loss from discontinued operations	(0.02)	(0.02)
Net loss	$(0.20)	$(0.20)

For the six months ended June 30, 2007:
Loss from continuing operations	$(12,358)	$(12,358)
Loss from discontinued operations	(30,604)	(30,604)
Net loss	$(42,962)	$(42,962)

Weighted average common shares	34,810	34,810
Per share amount
Loss from continuing operations	$(0.36)	$(0.36)
Loss from discontinued operations	(0.87)	(0.87)
Net loss	$(1.23)	$(1.23)

Dilutive stock options and warrants of 0.1 million and 0.4 million for the three and six months ended June 30, 2007, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

15. RELATED PARTY TRANSACTIONS

During 2005, the Company sold substantially all the assets of its sign and graphics manufacturing business to a third party, retaining less than 1% equity interest. The Company and Mikohn Signs and Graphics, LLC (“MSG”), signed a Transition Services Agreement and a Manufacturer’s Supply Agreement upon completion of the transaction. The Transition Services Agreement had a term of six months ending in November 2005.

Both parties entered into a three year Manufacturer’s Supply Agreement at the close of the transaction, whereby MSG would purchase electronics from the Company at its standard OEM pricing. For the six months ended June 30, 2008 and 2007, the Company had no sales transactions with MSG.

From time to time, the Company purchases signage and sign related products from MSG in conjunction with its progressive jackpot systems. During the six months ended June 30, 2008, the Company had no purchase transactions with MSG. During the six months ended June 30, 2007, the Company purchased $0.1 million in inventory from MSG.

In 2005, the Company entered into a worldwide exclusive license with Magellan Technology Pty Limited (“Magellan”). The Company licensed, on an exclusive basis, Magellan’s rights to its RFID reader, tag and related intellectual property for any gaming applications for $3.1 million. The Company also completed the purchase of a minority interest in Magellan in 2006. From time to time, the Company purchases inventory from Magellan in connection with the Company’s exclusive global master license to use Magellan’s RFID technology in gaming worldwide. The Company purchased inventory of $0.5 million and $0.1 million from Magellan during the six months ended June 30, 2008 and 2007 respectively.

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

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three months and six months ended June 30, 2008 and 2007 consists of (unaudited):

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30,		June 30,
Geographic Operations	2008	2007	2008	2007
Revenues:
North America	$8,291	$11,449	$17,927	$21,360
Australia / Asia	4,856	2,922	6,740	4,945
Europe	4,915	4,470	8,611	7,245
Total	$18,062	$18,841	$33,278	$33,550
(Loss) income from continuing operations before income taxes:
North America	$(6,739)	$(4,659)	$(12,649)	$(11,643)
Australia / Asia	2,636	(312)	2,487	119
Europe	25	57	(1,377)	(834)
Total	$(4,078)	$(4,914)	$(11,539)	$(12,358)
Depreciation and amortization:
North America	$1,189	$1,187	$2,378	$2,237
Australia / Asia	53	39	110	76
Europe	629	608	1,259	1,226
Total	$1,871	$1,834	$3,747	$3,539

17. GUARANTOR FINANCIAL STATEMENTS

The Company’s domestic subsidiaries are 100% owned and have provided full and unconditional guarantees on a joint and several basis on the payment of the 11.875% Senior Secured Notes due 2008. The financial statements for the guarantor subsidiaries follow:

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2008 (Unaudited)
			Non-
		Guarantor	Guarantor
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,296	$—	$4,266	$—	$9,562
Restricted cash	475	—	—	—	475
Accounts receivable, net	7,880	—	8,645	—	16,525
Contracts receivable, net	1,692	—	—	—	1,692
Inventories, net	5,472	—	1,666	—	7,138
Prepaid expenses	1,793	—	604	—	2,397
Total current assets	22,608	—	15,181	—	37,789
Contract sales and notes receivable	1,959	—	—	—	1,959
Property and equipment, net	3,026	131	799	—	3,956
Intangible assets, net	11,613	5,207	6,383	—	23,203
Goodwill	—	14,722	27,915	—	42,637
Investments in and loans to subsidiaries	44,787	—	—	(39,609)	5,178
Other assets	4,654	—	—	—	4,654
Total assets	$88,647	$20,060	$50,278	$(36,609)	$119,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other current liabilities	42,082	—	6,267	—	48,349
Current liabilities of discontinued operations	3,179	—	—	—	3,179
Intercompany transactions	(24,226)	(11,003)	35,229	—	—
Total current liabilities	21,035	(11,003)	41,496	—	51,528
Other liabilities, long term	5,577	—	236	—	5,813
Noncurrent liabilities of discontinued operations	1,170	—	—	—	1,170
Stockholders’ equity	60,865	31,063	8,546	(39,609)	60,865
Total liabilities and stockholders’ equity	$88,647	$20,060	$50,278	$(39,609)	$119,376

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2007
			Non-
		Guarantor	Guarantor
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,200	$—	$2,863	$—	$19,063
Accounts receivable, net	12,436	—	8,924	—	21,360
Contracts receivable, net	829	—	—	—	829
Inventories, net	4,848	—	1,728	—	6,576
Prepaid expenses	1,195	—	448	—	1,643
Current assets of discontinued operations	680	—	—	—	680
Total current assets	36,188	—	13,963	—	50,151
Property and equipment, net	3,029	130	734	—	3,893
Intangible assets, net	12,047	6,020	7,579	—	25,646
Goodwill	—	14,723	27,650	—	42,373
Investments in and loans to subsidiaries	43,551	—	—	(38,373)	5,178
Other assets	4,537	—	—	—	4,537
Noncurrent assets of discontinued operations	2,131	—	—	—	2,131
Total assets	$101,483	$20,873	$49,926	$(38,373)	$133,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other current liabilities	$45,556	$—	$5,654	$—	$51,210
Current liabilities of discontinued operations	3,695	—	—	—	3,695
Intercompany transactions	(25,927)	(11,003)	36,930	—	—
Total current liabilities	23,324	(11,003)	42,584	—	54,905
Other liabilities, long term	6,033	—	257	—	6,290
Noncurrent liabilities of discontinued operations	1,175	—	—	—	1,175
Deferred tax liability	—	—	588	—	588
Stockholders’ equity	70,951	31,876	6,497	(38,373)	70,951
Total liabilities and stockholders’ equity	$101,483	$20,873	$49,926	$(38,373)	$133,909

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2008 (Unaudited)
			Non-
		Guarantor	Guarantor
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$9,555	$—	$9,771	$(1,264)	$18,062
Cost of revenues	6,212	—	3,056	(1,264)	8,004
Other operating expenses	8,915	406	3,748	—	13,069
Operating income (loss)	(5,572)	(406)	2,967	—	(3,011)
Equity in earnings of subsidiaries	2,255	—	—	(2,255)	—
Interest expense, net	(761)	—	(306)	—	(1,067)
Income (loss) from continuing operations before income tax benefit	(4,078)	(406)	2,661	(2,255)	(4,078)
Income tax provision	(11)	—	(11)	11	(11)
Income (loss) from continuing operations	(4,089)	(406)	2,650	(2,244)	(4,089)
Loss from discontinued operations, net of taxes	(192)	—	—	—	(192)
Net income (loss)	$(4,281)	$(406)	$2,650	$(2,244)	$(4,281)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2007 (Unaudited)
			Non-
		Guarantor	Guarantor
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$14,159	$—	$7,392	$(2,710)	$18,841
Cost of revenues	6,775	—	3,924	(2,710)	7,989
Other operating expenses	8,518	—	3,417	—	11,935
Operating loss	(1,134)	—	51	—	(1,083)
Equity in loss of subsidiaries	(255)	—	—	255	—
Interest expense, net	(3,525)	—	(306)	—	(3,831)
Loss from continuing operations before income tax benefit	(4,914)	—	(255)	255	(4,914)
Income tax benefit	—	—	—	—	—
Income (loss) from continuing operations	(4,914)	—	(255)	255	(4,914)
Income (loss) from discontinued operations, net of taxes	(29,313)	(7,588)	62	7,526	(29,313)
Net income (loss)	$(34,227)	$(7,588)	$(193)	$7,781	$(34,227)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2008 (Unaudited)
			Non-
		Guarantor	Guarantor
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$20,006	$—	$15,351	$(2,079)	$33,278
Cost of revenues	11,951	—	6,021	(2,079)	15,893
Other operating expenses	18,478	813	7,602	—	26,893
Operating income (loss)	(10,423)	(813)	1,728	—	(9,508)
Equity in earnings of subsidiaries	297	—	—	(297)	—
Interest expense, net	(1,413)	—	(618)	—	(2,031)
Income (loss) from continuing operations before income tax benefit	(11,539)	(813)	1,110	(297)	(11,539)
Income tax benefit	497	—	497	(497)	497
Income (loss) from continuing operations	(11,042)	(813)	1,607	(794)	(11,042)
Loss from discontinued operations, net of taxes	(1,638)	—	—	—	(1,638)
Net income (loss)	$(12,680)	$(813)	$1,607	$(794)	$(12,680)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2007 (Unaudited)
			Non-
		Guarantor	Guarantor
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$20,789	$3,281	$12,190	$(2,710)	$33,550
Cost of revenues	9,153	3,316	5,892	(2,710)	15,651
Other operating expenses	17,008	285	6,417	—	23,710
Operating loss	(5,372)	(320)	(119)	—	(5,811)
Equity in loss of subsidiaries	(1,035)	—	—	1,035	—
Interest expense, net	(5,951)	—	(596)	—	(6,547)
Loss from continuing operations before income tax benefit	(12,358)	(320)	(715)	1,035	(12,358)
Income tax benefit	—	—	—	—	—
Income (loss) from continuing operations	(12,358)	(320)	(715)	1,035	(12,358)
Income (loss) from discontinued operations, net of taxes	(30,604)	(7,708)	(268)	7,976	(30,604)
Net income (loss)	$(42,962)	$(8,028)	$(983)	$9,011	$(42,962)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Six Months Ended June 30, 2008 (Unaudited)
			Non-
		Guarantor	Guarantor
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(7,087)	$—	$1,530	$—	$(5,557)
Net cash used in discontinued operating activities	(2,128)	—	—	—	(2,128)
Net cash provided by (used in) operating activities	(9,215)	—	1,530	—	(7,685)
Cash flows from investing activities:
Purchase of property and equipment	(564)	—	(251)	—	(815)
Proceeds from sale of property and equipment	—	—	4	—	4
Purchases of intangible assets	(526)	—	—	—	(526)
Net cash used in continuing investing activities	(1,090)	—	(247)	—	(1,337)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—
Net cash used in investing activities	(1,090)	—	(247)	—	(1,337)
Cash flows from financing activities:
Increase in restricted cash	(475)	—	—	—	(475)
Debt issuance costs	(101)	—	—	—	(101)
Residual costs of equity offering	(13)	—	—	—	(13)
Purchase of treasury stock	(11)	—	—	—	(11)
Net cash used in financing activities	(600)	—	—	—	(600)
Effect of exchange rate changes on cash and cash equivalents	—	—	121	—	121
Increase (decrease) in cash and cash equivalents	(10,905)	—	1,404	—	(9,501)
Cash and cash equivalents, beginning of period	16,201	—	2,862	—	19,063
Cash and cash equivalents, end of period	$5,296	$—	$4,266	$—	$9,562

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Six Months Ended June 30, 2007 (Unaudited)
			Non-
		Guarantor	Guarantor
(Amounts in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(4,252)	$332	$(2,088)	$—	$(6,008)
Net cash provided by (used in) discontinued operating activities	(133)	(332)	769	—	304
Net cash used in operating activities	(4,385)	—	(1,319)	—	(5,704)
Cash flows from investing activities:
Purchase of property and equipment	(267)	—	(142)	—	(409)
Proceeds from sale of property and equipment	9	—	—	—	9
Purchases of intangible assets	(517)	—	—	—	(517)
Net cash used in continuing investing activities	(775)	—	(142)	—	(917)
Net cash used in discontinued investing activities	(142)	—	—	—	(142)
Net cash used in investing activities	(917)	—	(142)	—	(1,059)
Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(114)	—	(3)	—	(117)
Proceeds from long-term debt and notes payable	3,200	—	—	—	3,200
Purchase of treasury stock	(58)	—	—	—	(58)
Proceeds from issuance of common stock	776	—	—	—	776
Net cash provided by (used in) financing activities	3,804	—	(3)	—	3,801
Effect of exchange rate changes on cash and cash equivalents	—	—	32	—	32
Decrease in cash and cash equivalents	(1,498)	—	(1,432)	—	(2,930)
Cash and cash equivalents, beginning of period	4,236	—	2,947	—	7,183
Cash and cash equivalents, end of period	$2,738	$—	$1,515	$—	$4,253

18. STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, “Share Based Payment” effective January 1, 2006. The total compensation expense relating to stock-based compensation follows (amount in thousands):

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Selling, general and administrative	$645	$616	$1,300	$1,253
Research and development	195	165	406	308
Cost of revenues	97	78	198	158
Stock-based compensation expense charged to continuing operations	937	859	1,904	1,719
Stock-based compensation expense charged to discontinued operations	—	37	—	154
Total stock-based compensation expense	$937	$896	$1,904	$1,873

19. SUBSEQUENT EVENT

On August 4, 2008, the Company announced that it entered into definitive agreements for two financing transactions (the “Financing  Transactions”), which include (i) a new senior secured credit facility with Private Equity Management Group Financial Corporation (“PEM”), for up to $27.5 million, which consists of a revolving loan of up to $12.5 million (the “Revolving Loan”) and a term loan of $15 million (the “Term Loan”), and (ii) a $15 million senior secured convertible note (the “Convertible Notes”) offering with International Game Technology (“IGT”).  The Company expects to initially raise approximately $33 million from the Financing Transactions, which are subject to closing conditions and are expected to close by August 15, 2008.  The Company intends to use the net proceeds from the Financing Transactions to retire its remaining outstanding $30 million of 11.875% senior secured notes and accrued interest and transaction costs.

The Term Loan will bear no amortization for one year after the closing.  After the interest-only period the Term Loan will bear interest at a fixed rate per annum equal to 10.0%.  The Term Loan will be amortized based on a four year period and can be extended, at the Company’s option for a period of one year provided that specific conditions outlined by PEM are achieved.  There is no existing event of default and an extension fee equal to 1.0% of the unamortized principal balance of the Term Loan at the time of the extension is paid.  The Revolving Loan will bear interest at the rate per annum equal to 4.5% above the greater of the “prime rate” and 5.0% adjusted on the 1st day of every calendar month.  The Convertible Notes will bear interest at 7.0% per annum, payable semi-annually in arrears, and will mature 6 years after the closing.

Additionally, upon the anticipated closing of the refinancing transactions on August 15, 2008, the $15 million in principal amount of the IGT convertible promissory note will initially be convertible into approximately 16,853,932 shares of the Company’s common stock.  The Company will also issue 1,000,000 new shares of common stock to PEM and warrants to PEM to purchase 1,000,000 shares of common stock.  The Company will also issue warrants to IGT to purchase 1,441,892 shares of common stock.  The Company may subsequently be required to issue an additional 900,000 shares of common stock to PEM and warrants for an additional 1.8 million shares of the Company’s common stock to IGT in certain circumstances. Based upon the approximately 62,000,000 shares of common stock outstanding on June 30, 2008, if the maximum amount of the IGT convertible promissory note is converted, the maximum amount of the Company’s common stock issuable pursuant to the refinancing transactions is issued and the maximum amount of all the warrants to be issued pursuant to the refinancing transactions are exercised (subject to the assumptions indicated above), the Company will have up to approximately 85,107,134 shares outstanding, representing a potential increase of approximately 37% in the number of shares outstanding on June 30, 2008.

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

Prior to June 30, 2007, our company included both our systems segment and the table and slot games segment pursuant to which we developed, acquired, licensed and distributed proprietary and non-proprietary branded and non-branded table and slot games. During the third quarter of 2007, we disposed of our slot and table businesses, and we have classified the slot and table games segment as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” — see Note 3 in the Notes to Consolidated Financial Statements.

Amounts disclosed in the accompanying tables are shown in thousands except per share amounts, while amounts included in text are disclosed in actual amounts. All percentages reported are based on those rounded numbers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and 2007
Revenues and cost of revenues:

(Amounts in thousands, except installation base amounts)	2008	2007
Systems revenues and gross profit
Revenues	$18,062	$18,841
Cost of revenues	8,004	7,989
Gross profit	$10,058	$10,852
Gross profit percentage	55.7%	57.6%

Systems installation base
Slot management
Beginning of period	80,573	62,275
Increase during the period	4,224	3,943
End of period	84,797	66,218
Percentage increase	5.2%	6.3%
Table management
Beginning of period	6,533	3,155
Increase during the period	346	271
End of period	6,879	3,426
Percentage increase	5.3%	8.6%

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

The key business metrics used by management are slot and table management system installed base, representing the number of slot machines or table games that are connected to our systems, and daily fees which represent the recurring payments made by the customer for software maintenance or other ongoing services and products.

Systems revenues and gross profit. Our systems revenues for the quarter ended June 30, 2008 were $18.1 million, or $0.8 million lower than the prior year quarter. The 4.1% decline in systems revenues was primarily due to lower hardware sales.  Our gross profit margin for the second quarter of 2008 of 55.7% reflects a slight decrease compared to our gross profit margin of 57.6% during the second quarter of 2007, primarily as a result of a $3.8 million slot management licensing arrangement during the second quater of 2007.

For the quarter ended June 30, 2008, our slot management revenues were $15.4 million compared to $17.6 million for the second quarter of 2007.  The decrease in slot management revenues is primarily the result of a $3.8 million licensing arrangement during the second quarter of 2007.  Our installed base of slot management systems grew by 4,224 during the second quarter of 2008, compared to growth of 3,943 during the second quarter of 2007.  During the second quarter of 2008, we received final approval for commercialization of CJS in Nevada.  Potential placements of CJS in Nevada are expected to offer significant opportunities through the remainder of 2008.

Table management systems revenues more than doubled year over year, increasing from $1.2 million for the quarter ended June 30, 2007 to $2.5 million for the quarter ended June 20, 2008.  Our installed base of table management systems grew by 346 during the quarter ended June 30, 2008, compared to growth of 271 for the quarter ended June 30, 2007. Our table management growth was driven primarily by installations of systems with large corporate customers in the United States and Australia.

Three Months Ended June 30, 2008 and 2007
Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2008	2007
Revenues	$18,062	$18,841
Cost of revenues	8,004	7,989
Gross profit	10,058	10,852
Selling, general and administrative expense	8,190	7,606
Research and development expense	3,008	2,495
Depreciation and amortization	1,871	1,834
Total operating expenses	13,069	11,935
Operating loss	(3,011)	(1,083)
Interest expense, net	(1,067)	(3,831)
Loss from continuing operations before income tax provision	(4,078)	(4,914)
Income tax provision	(11)	—
Loss from continuing operations	(4,089)	(4,914)
Loss from discontinued operations, net of taxes	(192)	(29,313)
Net loss	$(4,281)	$(34,227)

Basic and diluted weighted average common shares	62,054	34,847
Basic and diluted loss per share:
Loss from continuing operations	$(0.07)	$(0.14)
Loss from discontinued operations	—	(0.84)
Net loss	$(0.07)	$(0.98)

Selling, general and administrative expense (“SG&A”). SG&A expenses increased by $0.6 million during the quarter ended June 30, 2008 compared to the same period in 2007, primarily as a result of to one-time restructuring charges.  Included in selling, general and administrative expense is non-cash stock-based compensation expense of $0.6 million and $0.6 million for the second quarter of 2008 and 2007, respectively.

 Research and development expense (“R&D”). R&D expense consists primarily of personnel and related costs for design and development of our product lines. During the second quarter of 2008, research and development expenses increased by $0.5 million to $3 million compared to $2.5 million for the same period in 2007.  The increase is due to certain prototypes used for development, and transfers to the department. Included in research and development expense is non-cash stock-based compensation expense of $0.2 and $0.2 for the second quarter of 2008 and 2007, respectively.

Depreciation and amortization. Depreciation and amortization expense for the second quarter of 2008 was $1.9 million compared to $1.8 million during the second quarter of 2007.  The increase resulted from higher amortization expense related to additions to our intellectual property portfolio, partially offset by lower depreciation expense resulting from fixed assets becoming fully depreciated.

Interest expense, net. Our interest expense primarily includes interest costs and amortization of debt issuance costs from our 11.875% Senior Secured Notes due 2008 and our former senior secured term credit facility. Net interest expense for the second quarter of 2008 was $1.1 million, representing a decrease of 72% compared to net interest expense of $3.8 million for the same period in 2007.  The decrease is attributable primarily to decreases of $20.8 million in outstanding borrowings under our former credit facility and $15 million in principal outstanding on our Senior Secured Notes due 2008, compared to June 30, 2007 balances. Additional factors contributing to the decrease in net interest expense year over year were a $1.2 million waiver fee recorded in the second quarter of 2007, and an increase in interest income of $0.2 million during the 2008 quarter as a result of higher cash balances held in interest-bearing accounts.

Income taxes.  For the quarter ended June 30, 2008, we recorded a small net income tax provision related to our European and UK operations. For the quarter ended June 30, 2007, we did not recognize a tax benefit or provision due to our net operating loss position.

Discontinued operations, net of taxes.  Discontinued operations includes the earnings and losses, net of taxes, of the slot and table games operations, which were disposed of during the second half of 2007. For the quarter ended June 30, 2008, we recorded residual charges totaling $0.2 million representing additional provision for obsolete slot and table inventory, settlements of outstanding table games related matters, and related legal fees.   During the quarter ended June 30, 2007, we recorded a charge of $29.3 million representing impairment charges associated adjusting to fair market value the carrying values of the disposed slot and table assets, $2.7 million in restructuring charges and $1 million in transaction costs associated with the disposal of the slot and table operations.  Revenues from slot and table operations of $1.8 million for the three months ended June 30, 2007 were also included in discontinued operations.

Loss per share. For the quarter ended June 30, 2008, we incurred a loss from continuing operations per fully-diluted share of $0.07 compared to a loss of $0.14 from continuing operations per fully diluted share for the second quarter of 2007, based on weighted average shares of 62.1 million and 34.8 million, respectively. The improvement in loss per share from continuing operations resulted primarily from an increase in the number of weighted average shares outstanding.

Six Months Ended June 30, 2008 and 2007
Revenues and cost of revenues:

(Amounts in thousands, except installation base amounts)	2008	2007
Systems revenues and gross profit
Revenues	$33,278	$33,550
Cost of revenues	15,893	15,651
Gross profit	$17,385	$17,899
Gross profit percentage	52.2%	53.4%

Systems installation base
Slot management
Beginning of period	76,339	59,000
Increase during the period	8,458	7,218
End of period	84,797	66,218
Percentage increase	11.1%	12.2%
Table management
Beginning of period	5,740	2,947
Increase during the period	1,139	479
End of period	6,879	3,426
Percentage increase	19.8%	16.3%

Systems revenues and gross profit. Our systems revenues for the six months ended June 30, 2008 were $33.3 million, or $0.3 million lower than the prior year quarter, representing less than a 1% decline in systems revenues year over year.  Our gross profit margin for the six months ended June 30, 2008 of 52.2% reflects a slight decrease of 1.2% compared to our gross profit margin of 53.4% during the same period in 2007, primarily due to a $3.8 million liscensing arrangement in the first half of 2007.

For the six months ended June 30, 2008, our slot management revenues were $28.8 million compared to $31.4 million for the six months ended June 30, 2007.  The decrease is primarily a result of a $3.8 million licensing arrangement during the first half of 2007.  Our installed base of slot management systems grew by 8,458 during the first six months of 2008, compared to growth of 7,218 during the same period in 2007.

Table management systems revenues more than doubled year over year, growing from $2 million for the six months ended June 30, 2007 to $4.3 million for the six months ended June 20, 2008.  Our installed base of table management systems grew by 1,139 during the first six months of 2008, compared to growth of 479 for the comparable period in 2007. Our table management growth was driven primarily by installations of systems with large corporate customers in the United States and Australia.

Six Months Ended June 30, 2008 and 2007
Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2008	2007
Revenues	$33,278	$33,550
Cost of revenues	15,893	15,651
Gross profit	17,385	17,899
Selling, general and administrative expense	16,891	15,162
Research and development expense	6,255	5,009
Depreciation and amortization	3,747	3,539
Total operating expenses	26,893	23,710
Operating loss	(9,508)	(5,811)
Interest expense, net	(2,031)	(6,547)
Loss from continuing operations before income tax benefit	(11,539)	(12,358)
Income tax benefit	497	—
Loss from continuing operations	(11,042)	(12,358)
Loss from discontinued operations, net of taxes	(1,638)	(30,604)
Net loss	$(12,680)	$(42,962)

Basic and diluted weighted average common shares	62,026	34,810
Basic and diluted loss per share:
Loss from continuing operations	$(0.18)	$(0.36)
Loss from discontinued operations	(0.02)	(0.87)
Net loss	$(0.20)	$(1.23)

Selling, general and administrative expense (“SG&A”). SG&A expenses increased by $1.7 million during the six months ended June 30, 2008 compared to the same period in 2007. This increase was primarily attributable to higher seasonal trade show activity, increased operating expenses of our foreign operations, increased bad debt reserves and restructuring charges.  Included in selling, general and administrative expense is non-cash stock-based compensation expense of $1.3 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively.

Research and development expense (“R&D”). During the first six months of 2008, research and development expenses increased by $1.3 million to $6.3 million compared to $5 million for the same period in 2007.  The increase is due primarily to certain prototypes used for development, and transfers to the department. Included in research and development expense is non-cash stock-based compensation expense of $0.4 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2008 was $3.7 million compared to $3.5 million during the first quarter of 2007.  The increase resulted from higher amortization expense related to additions to our intellectual property portfolio, partially offset by a decrease in depreciation expense as a result of certain fixed assets becoming fully depreciated.

Interest expense, net. Our interest expense primarily includes interest costs and amortization of debt issuance costs from our 11.875% Senior Secured Notes due 2008 and our former senior secured term credit facility. Net interest expense for the six months ended June 30, 2008 was $2 million, compared to $6.5 million for the same period in 2007.  The decrease is attributable primarily to decreases of $20.8 million in outstanding borrowings under our former credit facility and $15 million in principal outstanding on our Senior Secured Notes due 2008, compared to June 30, 2007 balances. Additional factors contributing to the decrease in net interest expense year over year were a $1.2 million waiver fee recorded in the second quarter of 2007, and an increase in interest income during the 2008 period of $0.2 million as a result of higher cash balances held in interest-bearing accounts.

Income taxes.  For the six months ended June 30, 2008, we recognized a net tax benefit of $0.5 million related to our foreign operations.  For the six months ended June 30, 2007, we did not recognize a tax benefit or provision due to our net operating loss position.

Discontinued operations, net of taxes.  For the six months ended June 30, 2008, we recorded residual charges totaling $1.6 million related to the disposed slot and table operations.  These residual charges represent additional provisions for doubtful receivables of the disposed units, additional accruals for table-games related royalties, settlements and legal fees.  During the six months ended June 30, 2007, we recorded charges totaling $30.6 million representing impairment charges associated adjusting to fair market value the carrying values of the disposed slot and table assets, including $2.7 million in restructuring charges and $1 million in transaction costs associated with the disposal of the slot and table operations.  Revenues for the slot and table operations of $3.9 million for the six months ended June 30, 2007 were also included in discontinued operations.

Loss per share.  For the six months ended June 30, 2008, we incurred a loss from continuing operations per fully-diluted share of $0.18 compared to a loss from continuing operations per fully-diluted share of $0.36 for the six months ended June 30, 2007, based on weighted average shares of 62.1 million and 34.8 million, respectively.  The improvement in loss per share from continuing operations resulted primarily from an increase in the number of weighted average shares outstanding.

Liquidity and Capital Resources

At June 30, 2008, we had total cash and cash equivalents of $9.6 million and a net working capital deficit of $13.7 million.  This net working capital deficit includes $30 million of outstanding 11.875% Senior Secured Notes due August 15, 2008.   We intend to refinance our $30 million Senior Secured Notes through the completion of two financing transactions, for which definitive agreements were entered into in early August.  These transactions include (i) a senior secured credit facility of up to $27.5 million with Private Equity Management Group Financial Corporation (“PEM”), and (ii) a $15 million senior secured convertible note offering with International Game Technology (“IGT”). The credit facility with PEM is expected to consist of a revolving loan of up to $12.5 million and a term loan of $15 million. The Company expects to initially raise approximately $33.0 million from these financing transactions, which are expected to close by August 15, 2008, subject to certain closing condition. We believe that the proceeds from these two financing transactions will be sufficient to satisfy the $30 million Senior Secured Notes due August 15, 2008.  Further, we believe any other obligations arising in the next 12 months can be satisfied through cash on hand, cash expected to be generated from operations during fiscal 2008, and expected cash availability under the PEM revolver.  These financing arrangements include financial covenants including adjusted EBITDA, debt service coverage ratios, tangible net worth and liquidity requirements, as well as restrictions on additional indebtedness and the ability to issue dividends.  Both refinancing transactions include specific conditions that we must satisfy prior to receiving the funds described in each respective loan and financing agreement.  These conditions include entry into certain additional agreements and consents of third parties over which we have no control.  If we are unable to satisfy each of the conditions to funding the loan and financing agreements or one or both of the other parties to those agreements refuses to deliver the funds described in their loan and financing agreements before the maturity date of our senior secured Notes, we will be unable to repay the outstanding principal and interest related to the Notes.

If the refinancing transactions fail to close on the maturity date of the outstanding secured Notes, our existing noteholders will have the right to foreclose upon the collateral securing that debt and any such actions may ultimately result in our inability to continue as a going concern.

We generated net losses from operations of $12.7 million during the six months ended June 30, 2008, and we have an accumulated deficit of $257.7 million at June 30, 2008. Our net cash and cash equivalents balance of $9.6 million at June 30, 2008 reflects a decrease of $9.5 million compared to December 31, 2007. This change resulted from net cash used in continuing operating activities of $5.6 million, including cash payments for legal, accounting and other advisors related to our November 2007 follow-on equity offering, net cash used in continuing investing activities of $1.3 million related to ongoing investments in intellectual property and property and equipment used in operations, net cash used in continuing financing activities of $0.6 million, and net cash used in discontinued operations of $2.1 million for payments of certain liabilities related to the disposed slot and table games divisions.  These decreases in cash were partially offset by a $0.1 million increase in the effect of exchange rate changes on cash and cash equivalents.

Significant components of cash flows from continuing operating activities for the six months ended June 30, 2008 are as follows:

(Amounts in millions)
Net loss	$(12.7)
Loss from discontinued operations, net of tax	1.6
Net loss from continuing operations	(11.1)
Depreciation and amortization	3.7
Stock based compensation	1.9
Provision for bad debts	0.2
Amortization of debt discount and issue costs	0.3
Other, primarily changes in assets and liabilities	(0.6)
Net cash used in continuing operating activities	$(5.6)

Other significant uses of cash during the six months ended June 30, 2008 were $0.8 million invested in property and equipment, $0.5 million invested in intangible assets, and $0.5 million in cash used to secure the company’s corporate credit card account.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with unconsolidated entities or other persons.

Capital Expenditures and Other

During the six months ended June 30, 2008, we invested approximately $0.8 million in property and equipment, primarily for additions to office and computer equipment used in our domestic operations, and expansion of our facilities in Macau.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are currently evaluating the impact of SFAS No. 161 will have on our financial position, results of operations and cash flows.

In May 2008, the FASB issued FSP No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will be applied retrospectively to all periods presented. We are evaluating the impact of adopting the provisions of this FSP on our consolidated financial statements.

In May 2008, FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. We do not believe this pronouncement will impact our financial statements.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. We do not believe this pronouncement will impact our financial statements.

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

No changes in the Company’s internal control over financial reporting have occurred during the Company’s fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have marked with an asterisk those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.

Risks Relating to Our Business

*We have substantial short-term debt and related debt service obligations, and the failure to satisfy these obligations could materially and adversely impact our financial viability or ultimately result in our inability to continue as a going concern.

On June 30, 2008, our total outstanding debt was approximately $30 million which consisted primarily of the outstanding $30 million of our 11.875% senior secured notes due August 15, 2008, or the Notes. We currently do not have sufficient cash to completely redeem our outstanding Notes.  We have entered into definitive agreements for a senior secured credit facility and a convertible note and warrant financing, each dated August 4, 2008, which we refer to as the refinancing transactions. We intend to use the proceeds of the refinancing transactions to repay the outstanding principal and interest related to the Notes.

Both the refinancing transactions include specific conditions that we must satisfy prior to receiving the funds described in each respective loan and financing agreement.  These conditions include entry into certain additional agreements and consents of third parties over which we have no control.  The negotiation of the additional agreements could result in undesirable terms to which we cannot agree.  In addition, third parties whose consent is required may refuse to consent.  If we are unable to satisfy each of the conditions to funding the loan and financing agreements or one or both of the other parties to those agreements refuses to deliver the funds described in their loan and financing agreements before the maturity date of our senior secured Notes, we will be unable to repay the outstanding principal and interest related to the Notes.

If the refinancing transactions fail to close on the maturity date of the outstanding secured Notes, our existing noteholders will have the right to foreclose upon the collateral securing that debt. If our existing noteholders foreclose upon the collateral securing the Notes, our financial viability may be materially and adversely impacted, and we may be forced to negotiate with our noteholders regarding a restructuring of the Notes, sell some or all of our assets to satisfy our obligations under the Notes or pursue other alternatives available through formal proceedings, any of which would cause our business to suffer, may force us to curtail our operations and may ultimately result in our inability to continue as a going concern.

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

Additionally, substantially all of our assets are pledged as security to the holders of our outstanding senior secured Notes, and will also be pledged as security pursuant to the refinancing transactions if and when they are closed. The ability of our stockholders to participate in the distribution of our assets upon our liquidation or recapitalization will be subject to the prior claims of our secured and unsecured creditors. Any foreclosure of our assets by such creditors will materially reduce the assets available for distribution to our stockholders.

*We have and expect to continue to have substantial debt and debt service requirements, which could have an adverse impact on our business and the value of our common stock.

Assuming that we are able to complete the refinancing transactions and repay the Notes, we will have a $15 million outstanding term loan and $15 million in outstanding convertibles notes.  Additionally, we will have a $12.5 million revolving facility, a portion of which we expect to draw down in connection with the closing of the refinancing transactions. We may also incur additional debt in the future. Substantial debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on our value as follows:

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

Our Audited Consolidated Financial Statements as of December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006, and 2007, contain an audit report of our independent registered public accounting firm related to the financial statements as of and for the years ended December 31, 2006 and 2007. The audit report indicates that the upcoming maturity of our senior secured Notes raises substantial doubt about our ability to continue as a going concern.  We intend to obtain additional financing from the refinancing transactions to fund the repayment of our senior secured Notes.  However, we cannot guarantee that we will be successful in refinancing the senior secured Notes.

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

We expect to continue to be subject to numerous covenants in our debt agreements, including the agreements related to the scheduled refinancing transactions, that impose financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise, and may adversely affect the conduct and competitiveness of our current business, which could in turn reduce our revenues and thus affect the value of our common stock. Specifically, these covenants may place restrictions on our ability to, among other things:

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

Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness, including without limitation, our senior secured Notes, our senior secured credit facility and our convertible note (assuming the refinancing transactions are closed). This in turn could have a material adverse effect on our operations, our revenues and thus our common stock value.

Additionally, the covenants governing our indebtedness restrict the operations of our subsidiaries, including, in some cases, limiting the ability of our subsidiaries to make distributions to us, and these limitations could impair or adversely affect the conduct and competitiveness of our current business.

Lastly, we will be required by our senior secured credit facility and the convertible note (assuming the refinancing transactions are closed) to offer to repurchase or make certain payments on our debt at times when we may lack the financial resources to do so, such as upon a change of control. These expenditures may materially and adversely affect our liquidity and our ability to maintain or grow our business as payments to satisfy the debt will be diverted away from any investment in the growth of our business, thus potentially affecting the value of our common stock.

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

For example, new features for RFID (Radio Frequency Identification) and table management systems, central server based gaming and sports and poker management systems represent key strategic initiatives for the Company. We are at various stages in the approval and development process for each initiative and are moving forward with the regulators in various jurisdictions to obtain required approvals. We cannot assure you that we will receive the necessary approvals in all of the jurisdictions we have sought approval nor can we assure you that there will not be any production delays in developing and distributing these products and technologies. Any delay in production or in the regulatory process, or a denial of regulatory approval altogether, for any one of these initiatives will adversely impact our revenues and business.

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

See “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008,  “Part II, Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 and “Part II, Item 1. Legal Proceedings” in this Quarterly Report on Form 10-Q for a description of various legal proceedings in which we are or have been involved and developments related to those proceedings.

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

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily the Europe, Canada and Asia, accounted for approximately 54% of our consolidated revenue for the quarter ended June 30, 2008. We expect the percentage of our international sales to continue to increase during the remainder of 2008. Accordingly, our future results could be harmed by a variety of factors, including:

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

The market price for our common stock could decline as a result of sales by existing stockholders of large numbers of shares of our common stock or the perception that such sales may occur. Such sales of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate. Of the estimated approximately 62 million shares outstanding on June 30, 2008:

•	approximately 61.5 million shares generally are freely tradable in the public market; and

•	approximately 0.6 million additional shares may be sold by our executive officers and directors subject to compliance with the volume limitations and other restrictions of rule 144.

Additionally, as of June 30, 2008, there were outstanding options, restricted share grants, and warrants to purchase an aggregate of approximately 7 million of our shares and we may grant options to purchase up to approximately 2.4 million additional shares under our stock option plans. Shares issued on exercise of those instruments would be freely tradable in the public market, except for any that might be acquired by our officers or directors. However, any of those shares that might be acquired by any of our officers and directors could be sold, subject to compliance with the volume limitations and other restrictions of Rule 144.

On August 4, 2008, we entered into definitive agreements for refinancing transactions with PEM and IGT described elsewhere in this quarterly report on Form 10-Q. Upon the anticipated closing of the refinancing transactions on August 15, 2008, the $15 million in principal amount of the IGT convertible promissory note will initially be convertible into approximately 16,853,932 shares of our common stock.  We will also issue 1,000,000 new shares of common stock to PEM and warrants to PEM to purchase 1,000,000 shares of common stock. We will also issue warrants to IGT to purchase 1,441,892 shares of common stock.  We may subsequently be required to issue an additional 900,000 shares of common stock to PEM and warrants for an additional 1.8 million shares of our common stock to IGT in certain circumstances . Based upon the approximately 62,000,000 shares of common stock outstanding on June 30, 2008, if the maximum amount of the IGT convertible promissory note is converted, the maximum amount of our common stock issuable pursuant to the refinancing transactions is issued and the maximum amount of all the warrants to be issued pursuant to the refinancing transactions are exercised (subject to the assumptions indicated above), we will have up to approximately 85,107,134 shares outstanding, representing a potential increase of approximately 37.0% in the number of shares outstanding on June 30, 2008.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of then-existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, up to 5 million shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders’ interest. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Repurchases of Equity Securities

The following table summarizes purchases of equity securities by the issuer and affiliated purchasers for the three months ended June 30, 2008:

				(d) Maximum Number (or
			(c) Total Number of	approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part of	Units) that May Yet
	(a) Total Number	(b) Average Price	Publicly Announced	Be Purchased Under
	of Shares (or Units	Paid per Share	Plans or	the Plans for
Period	Purchased)(1)	(or Unit)	Programs(2)	Programs
Beginning balance			175,800	$2,000,000
April 2008	—	—	—
May 2008	109	$1.68	—
June 2008	2,864	$1.45	—
Ending balance			175,800	$2,000,000

(1)	Represents shares withheld for income tax purposes at the time of issuance of vested restricted stock awards.

(2)
On August 13, 2002 our Board of Directors authorized the purchase of up to $2 million of our common stock. Since the authorization of the plan, we have purchased approximately 175,800 shares of our common stock for an approximate aggregate of $484,000. All of these purchases occurred during 2002.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Stockholders Meeting on June 20, 2008, and two matters were voted upon.  A description of each matter and tabulation of votes are as follows:

1           The following two Class 1 directors were elected to hold office until the 2011 Annual Meeting of Stockholders or until their successors are elected and qualified:

Director	Votes For	Votes Withheld
Peter G. Boynton	48,912,292	4,549,158
Russel H. McMeekin	48,914,788	4,546,662

The following individuals’ term of office as a director continued after the meeting: Terrance W. Oliver Rick L. Smith, Douglas M. Todoroff, Major Gen. Paul. A. Harvey (Retired).

2.           Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.  The voting for the proposal was as follows:

Votes For	Votes Against	Abstentions
52,704,237	496,129	261,084

Item 6.	Exhibits.

Exhibit	Document Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 33-69076).

3.2	Amendment to Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on March 28, 2006.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2007.

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
August 11, 2008