Form 10-Q
period 2008-09-30
PROGRESSIVE GAMING INTERNATIONAL CORP
filed 2008-11-18
CIK 912241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

7,895,331	as of	November 11, 2008
(Amount Outstanding)		(Date)

PROGRESSIVE GAMING INTERNATIONAL CORPORATION

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
PART I — FINANCIAL INFORMATION

Item 1. — Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except share data)	2008	2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,592	$19,063
Restricted cash	475	—
Accounts receivable, net of allowance for doubtful accounts of $3,465 and $942	11,557	21,360
Current portion of contract sales and notes receivable, net of allowance for doubtful accounts of $383 and $472	1,899	829
Inventories, net of reserves of $1,252 and $768	7,178	6,576
Prepaid expenses	4,268	1,643
Current assets of discontinued operations	—	680
Total current assets	28,969	50,151
Contract sales and notes receivable	1,758	—
Property and equipment, net	4,099	3,893
Intangible assets, net	7,120	25,646
Goodwill	14,698	42,373
Noncurrent assets of discontinued operations	—	2,131
Other assets	7,170	9,715
Total assets	$63,814	$133,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,546	$6,234
Customer deposits	939	1,403
Current portion of long-term debt and other liabilities, net of unamortized discount of $3,212 and $148	28,576	29,852
Accrued liabilities	8,425	11,305
Deferred revenues and license fees	2,620	2,416
Current liabilities of discontinued operations	3,314	3,695
Total current liabilities	51,420	54,905
Other long-term liabilities	8,806	6,290
Noncurrent liabilities of discontinued operations	996	1,175
Deferred tax liability	—	588
Total liabilities	61,222	62,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.10 par value, 12,500,000 and 100,000,000 shares authorized and 7,895,331 and 61,993,509 shares issued and outstanding	790	6,199
Additional paid-in capital	323,399	306,879
Other comprehensive income	1,658	4,734
Accumulated deficit	(321,309)	(245,038)
Subtotal	4,538	72,774
Less treasury stock, 59,203 and 317,174 shares, at cost	(1,946)	(1,823)
Total stockholders’ equity	2,592	70,951
Total liabilities and stockholders’ equity	$63,814	$133,909

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2008	2007	2008	2007
Revenues	$13,684	$18,324	$46,962	$51,874
Cost of revenues	7,608	8,190	23,501	23,841
Gross profit	6,076	10,134	23,461	28,033
Selling, general and administrative expense	10,577	7,276	27,032	22,860
Research and development	1,828	2,441	8,083	7,028
Depreciation and amortization	1,876	1,942	5,623	5,481
Restructuring charges	3,465	—	3,901	—
Asset impairment charges	43,755	—	43,755	—
Total operating expenses	61,501	11,659	88,394	35,369
Operating loss	(55,425)	(1,525)	(64,933)	(7,336)
Interest expense, net	(1,389)	(2,431)	(3,420)	(8,978)
Mark- to- market (losses)/gains	(1,011)	—	(1,011)	—
Fair value of debt issued in excess of proceeds	(5,731)	—	(5,731)	—
Loss on early retirement of debt	—	(783)	—	(783)
Loss from continuing operations before income taxes	(63,556)	(4,739)	(75,095)	(17,097)
Income tax (provision) benefit	(35)	—	462	—
Loss from continuing operations	(63,591)	(4,739)	(74,633)	(17,097)
Loss from discontinued operations, net of tax of $0.0 for the three and nine months of 2008 and $0.0 and $11.2 million for the three and nine months of 2007	—	(34,998)	(1,638)	(65,602)
Net loss	$(63,591)	$(39,737)	$(76,271)	$(82,699)
Weighted average common shares:
Basic	7,830	4,792	7,779	4,502
Diluted	7,830	4,792	7,779	4,502
Basic and diluted loss per share:
Loss from continuing operations	$(8.12)	$(0.99)	$(9.59)	$(3.80)
Loss from discontinued operations	—	(7.30)	(0.21)	(14.57)
Net loss	$(8.12)	$(8.29)	$(9.80)	$(18.37)

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2008	2007	2008	2007
Net loss	$(63,591)	$(39,737)	$(76,271)	$(82,699)
Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(3,489)	894	(3,076)	1,919
Comprehensive loss	$(67,080)	$(38,843)	$(79,347)	$(80,780)

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(76,271)	$(82,699)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations, net of tax	1,638	65,602
Depreciation	1,080	1,147
Amortization	4,543	4,335
Provision for bad debts	2,917	4
Provision for obsolete and excess inventory	578	—
Amortization of debt discount and debt issue costs	749	2,344
Net loss on disposition of property and equipment	(3)	—
Impairment of goodwill and long lived assets	43,756	—
Stock-based compensation	2,826	2,658
Mark - to - market losses	1,011	—
Fair value of debt issued in excess of proceeds	5,731	—
Changes in operating assets and liabilities:
Accounts receivable	6,556	(2,818)
Contract sales and notes receivable	(23)	3,824
Inventories	(1,240)	457
Prepaid expenses and other assets	(756)	(556)
Trade accounts payable	1,253	(4,149)
Accrued expenses and other current liabilities	(3,415)	565
Customer deposits, deferred revenue and other liabilities	232	(5,880)
Accrued restructuring expenses	897	—
Deferred taxes	(582)	—
Net cash used in continuing operating activities	(8,523)	(15,166)
Net cash used in discontinued operating activities	(2,167)	(1,491)
Net cash used in operating activities	(10,690)	(16,657)
Cash flows from investing activities:
Purchases of property and equipment	(1,362)	(1,177)
Proceeds from sales of property and equipment	4	9
Purchases of intangible assets	(714)	(1,032)
Net cash used in continuing investing activities	(2,072)	(2,200)
Proceeds from sale of slot and table games segment	—	19,756
Net cash used in other discontinued investing activities	—	(142)
Net cash provided by discontinued investing activities	—	19,614
Net cash (used in) provided by investing activities	(2,072)	17,414
Cash flows from financing activities:
Principal payments on notes payable and long-term debt	(30,000)	(10,950)
Principal payments on capital leases	—	(5)
Proceeds from long-term debt and notes payable net of discount of $833 and $0	29,167	3,200
Increase in restricted cash	(475)	—
Debt issuance costs	(3,278)	—
Residual costs of equity offering	(13)	—
Purchase of treasury stock	(121)	(134)
Proceeds from issuance of common stock	302	30,127
Proceeds from short term borrowings	1,789	—
Net cash (used in) provided by continuing financing activities	(2,629)	22,238
Effect of exchange rate changes on cash and cash equivalents	(80)	100
Increase (decrease) in cash and cash equivalents	(15,471)	23,095
Cash and cash equivalents, beginning of period	19,063	7,183
Cash and cash equivalents, end of period	$3,592	$30,278

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2008	2007
Supplemental disclosure of cash flows information:
Cash paid for interest	$3,415	$6,205
Cash paid for state and federal taxes	$41	$14
Intellectual property acquired through financing	$—	$6,878
Present value of guaranteed minimum future payments from sale of table games division	$—	$2,811

See notes to unaudited consolidated financial statements.

PROGRESSIVE GAMING INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts disclosed in the accompanying footnote tables are shown in thousands while amounts included in text are disclosed in actual amounts.

1. GENERAL

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at September 30, 2008, and the results of its operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

2. BASIS OF PRESENTATION, LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At September 30, 2008, the Company had total cash and cash equivalents of $3.6 million and a net working capital deficit of $22.5 million.  The Company generated net losses from operations of $76.3 million during the nine months ended September 30, 2008, and the Company has an accumulated deficit of $321.3 million at September 30, 2008. The Company’s net cash and cash equivalents balance of $3.6 million at September 30, 2008 reflects a decrease of $15.5 million compared to December 31, 2007. This change resulted from net cash used in continuing operating activities of $8.5 million, net cash used in continuing investing activities of $2.1 million related to ongoing investments in intellectual property and property and equipment used in operations, net cash used in financing activities of $2.6 million, and net cash used in discontinued operations of $2.2 million for payments of certain liabilities related to the disposed slot and table games divisions.

On August 4, 2008, the Company entered into two financing transactions with potential borrowings of $42.5 million.  These transactions include (i) a Senior Secured Credit Facility of up to $27.5 million with Private Equity Management Group Financial Corporation (“PEM”), and (ii) a $15 million Senior Secured Convertible Note offering with International Game Technology (“IGT”). The credit facility with PEM consists of a revolving loan of up to $12.5 million and a term loan of $15 million.  Collectively, these arrangements are referred to as the “Credit Facilities”.

The Senior Secured Credit Facility and the Senior Secured Convertible Note include among other requirements, quarterly financial covenants for Adjusted Minimum EBITDA, debt service coverage ratios, tangible net worth and liquidity requirements, as well as restrictions on additional indebtedness and the ability to issue dividends.

In connection with the closing of the Senior Secured Credit Facility, the Company issued to PEM warrants to purchase 125,000 shares of the Company’s common stock with an exercise price of $8.40 per share.  In connection with the closing of the Senior Secured Convertible Note offering, the Company issued IGT warrants to purchase 68,750 shares of its common stock with an exercise price of $8.40 per share and warrants to purchase 111,487 shares of its common stock with an exercise price of $7.12 per share.  On November 15, 2008 PEM received 112,500 additional shares of the Company’s common stock.   On November 15, 2008 IGT received an additional 225,000 warrants with an exercise price of $0.69.  The warrants and shares were issued pursuant to Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

On August 15, 2008, the Company closed and funded the Credit Facilities with PEM and IGT.  The Company borrowed approximately $16.8 million from PEM, including $15 million from the PEM term loan and $1.8 million under the revolving credit facility.  The Company also closed and funded the Senior Secured Convertible Note in the amount of $15 million.  The Company used the proceeds along with $2.6 of cash on hand to repay the $30 million of Senior Secured Notes, accrued interest of $1.1 million and transaction costs of $3.2 million.  Subsequent to the closing of these transactions, the Company incurred additional post closing costs related to legal and other fees of approximately $1 million.

On September 29, 2008, the Company announced that it had taken action to reduce annual aggregate selling, general and administrative, research and development and operating expenses by approximately $13 - $15 million, or approximately 25% - 29% of overall expenses.   These actions are expected to be completed in the 4th quarter of 2008 and significantly reduce the Company’s cash expenditures.  Additionally, Company management have identified certain non-strategic and non-operating assets that could potenially be sold to interested parties and result in cash proceeds sufficient  to cover all or a portion of the working capital deficit and other payments such as the settlement due Hasbro.  These potential asset sales will require the consent of PEM and IGT under their respective financing arrangements.  There can be no assurances that PEM or IGT will consent to the sale of these assets.

As of September 30, 2008, the Company’s cash and cash equivalents were less than anticipated due to (i) unanticipated transaction costs related to the complexities and legal requirements under the IGT and PEM Credit Facilities for which the Company paid the majority of these costs from existing cash on hand (ii) the Company’s inability to collect under certain customer arrangements, including a large customer located in Asia for approximately $2.5 million and (iii) a decline in the Company’s revenues and cash flows primarily as a result of gaming market conditions resulting in slower capital spending by customers.  Based on these factors, the Company believes it will need additional liquidity to fund its working capital deficit and pay for obligations as they become due in the normal course of business.

Recent macro-economic events, slowness in capital spending, customer credit issues and higher than expected financing transaction costs has left the Company in default with certain covenants under the Senior Secured Credit Facility with PEM and the Senior Secured Convertible Note with IGT.  On October 7, 2008, the Company notified IGT and PEM that it believed it was in default with the financial covenants contained within their respective agreements.  Also, the Company failed to make a payment due Hasbro in the amount of $1.0 million in September 2008. Hasbro has petitioned the court and the court has granted a writ of execution requiring that the consent judgment be enforced in the amount of $1.7 million, representing all remaining amounts due under the settlement agreement. The Company is attempting to restructure the payment terms with Hasbro, although there can be no assurance that the parties will come to an agreement regarding such revised terms.

As a result of the aforementioned events of default, the Company is unable to borrow additional amounts under its Senior Credit Facility.  As a result, the Company received a Notice of Acceleration and Demand for Payment under Credit Agreement from PEM.  The Notice demands payment of all obligations in the amount of $16,788,598 including accrued and unpaid interest and fees, by November 14, 2008.

    On November 17, 2008, the Company and PEM executed a letter whereby PEM has agreed to forbear from exercising any of PEM’s rights and remedies under the Credit Agreement in regards to the Notice, from day to day, until November 21, 2008 while the Company works on strategic alternatives, including a potential sale of the Company. The letter also indicates that PEM may also terminate the forbearance at their sole discretion at any time upon written notice to the Company.

In addition to the proposed asset divestitures, the Board of Directors of the Company engaged a investment banker on October 13, 2008 to assist the Company in reviewing strategic alternatives intended to enhance shareholder value. The Company expects to consider and evaluate available alternatives during the strategic review process including, but not limited to, the sale of the Company.

If the Company is unable to secure additional liquidity from operations or from the sale of non-strategic assets or other strategic alternatives including additional financing or a sale of the entity, the Company will be unable to pay for obligations arising in its business and would not be able to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts for the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of less than ninety (90) days. The Company places its cash and temporary investments with financial institutions. At September 30, 2008, the Company had deposits with financial institutions in excess of FDIC insured limits by $4.0 million.

Restricted Cash. Restricted cash consists of cash and cash equivalents pledged to secure the Company’s revolving line of credit for employee travel and similar expenses.

Receivables and Allowance for Doubtful Accounts. The Company regularly evaluates the collectibility of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, dialogue is initiated with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to the Company, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, a specific reserve is recorded for bad debt to reduce the related receivable to the amount the Company expects to recover given all information available. The Company also records reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could materially change.

Inventories. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

Long-Lived Assets. Property and equipment are stated at cost and are depreciated using the straight-line method over the useful lives of the assets, which range from 3 to 10 years. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Management requires long-lived assets that are held and used by the Company to be reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from related future undiscounted cash flows. During the quarter ended September 30, 2008 economic circumstances indicated that the carrying amount of its long-lived assets may not be recoverable.  In response to the noted economic impairment indicators the Company performed interim impairment testing.

Assets Held for Sale. Assets classified as held for sale are stated at the lower of cost or fair value less cost to sell.

Patents and Trademarks. The Company capitalizes the cost of registering and successful defense of patents and trademarks. These costs are amortized over the useful life of the patent or trademark.

Intangible Assets. Intangible assets consist of patent and trademark rights, goodwill, intellectual property rights, covenants not to compete, software costs and license fees. Intangible assets are recorded at cost and are amortized (except goodwill and perpetual licenses) on a straight-line basis over 5 to 20 years based on the period of time the asset is expected to contribute directly or indirectly to future cash flows.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized but are subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, software development costs, trademark and proprietary property rights, and license and non-compete agreements will continue to be amortized over their useful lives. Management performs impairment reviews annually or whenever events or circumstances occur that would indicate the assets may be impaired. During the quarter ended September 30, 2008 a combination of factors, including the current economic environment, the Company's operating results, and a sustained decline in the Company's market valuation, the Company has concluded that the carrying amount of its  intangible assets may not be recoverable.  In response to the noted economic impairment indicators the Company performed interim impairment testing.

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

Foreign Currency Translation. The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive loss.

Non-monetary Exchanges. The Company adopted SFAS No. 153 “Exchanges of Non-Monetary Assets” for the quarter ended September 30, 2005. SFAS No. 153 addresses the measurement for the exchange of non-monetary assets. SFAS No. 153 requires that exchanges be recorded at fair value provided that fair value is determinable and other qualifying criteria are met as described in the standard. If fair value is not determinable or if the other qualifying criteria are not met, the exchange is recorded at cost.

Revenue Recognition. The Company recognizes revenue depending on the line of business as follows:

Systems. The Company’s systems segment offers a suite of products that when combined, supports many facets of a gaming operation, and consolidates the management of slot machines, table games, server-based gaming, account wagering, marketing and cage into one fully integrated system. There are proprietary hardware and software components to the systems. The Company accounts for system sales in accordance with Statement of Position “SOP” 97- 2, “Software Revenue Recognition.” System sales are evidenced by a signed contract. Follow-up spare parts and hardware-only sales are evidenced by a purchase order or other approved form. Revenue for system sales is recognized when: (i) there is an arrangement with a fixed or determinable price; (ii) collectibility of the sale is probable; and (iii) the hardware and software have been delivered and installed, training has been completed, and acceptance has occurred.

Not all systems contracts require installation. Examples include sales of hardware only to (i) previous customers that are expanding their systems, (ii) customers that have multiple locations and do the installation themselves and require additional software licenses and hardware and (iii) customers purchasing spare parts.

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

Slot and Table Games. Prior to the Company’s disposal of the slot and table games segment in 2007, the Company’s revenue recognition policies for these operations were as follows:  The Company leased and sold proprietary slot and table games to casino customers. Table game lease contracts were typically for a 36-month period with a 30-day cancellation clause. The lease revenue was recognized on a monthly basis. Slot machine lease contracts were either on revenue participation or a fixed-rental basis. Slot machine lease contracts were typically for a month-to-month period with a 30-day cancellation clause. On a participation basis, the Company earned a share of the revenue that the casino earned from these slot machines. On a fixed-rental basis, the Company charged a fixed amount per slot machine per day. Revenues from both types of lease arrangements were recognized on the accrual basis. The sales agreements for proprietary table games and slot games consisted of the sale of hardware and a perpetual license for the proprietary intellectual property. Slot and table game sales were executed by a signed contract or a customer purchase order. Revenues for these sales agreements were generally recognized when the hardware and intellectual property were delivered to the customer.

Stock-Based Compensation. Beginning January 2006, the Company adopted the modified prospective application method contained in SFAS No. 123 (revised December 2004), “Share-Based Payment” (“SFAS No. 123(R)”), to account for share-based payments. As a result, the Company applies this pronouncement to new awards or modifications of existing awards in 2006 and thereafter. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Equity Instruments Issued to Outside Parties. The Company’s accounting policy for equity instruments issued to outside parties in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement. The number of outstanding options issued to consultants at September 30, 2008 was 3,125, with a range of exercise prices from $36.40 to $55.04 per share. The fair values of these option awards have been fully amortized to expense.

During the year ended December 31, 2006, the Company issued warrants to purchase an aggregate of 43,750 shares of the Company’s common stock to Ableco Holding LLC (“Ableco”) representing a portion of the debt issue costs related to the Company’s long-term debt arrangements. At the date of issuance, these warrants had a term of seven years. The fair value of these warrants was recorded as a prepaid loan fee, and recognized as a charge to the statement of operations using the straight-line method over the term of the debt facility. Due to the termination of this debt facility, the unamortized fair value of these warrants was written off during the fourth quarter of 2007. These warrants contain anti-dilution provisions requiring certain adjustments when dilutive equity transactions occur. At September 30, 2008, the number of shares issuable under outstanding warrants held by Ableco was 75,308, with exercise prices ranging from $29.17 to $38.46.

From time to time, the Company issues stock purchase warrants to third parties in consideration for intellectual property licensing arrangements. During the year ended December 31, 2006, the Company issued warrants to purchase 40,625 shares of the Company’s common stock, all of which are outstanding at September 30, 2008, at an exercise price of $60.00 per share in exchange for certain intellectual property rights licensed from Harrah’s. The outstanding warrants issued have a weighted average exercise price of $60.00 per share.  These warrants were valued using the Black-Scholes-Merton option-pricing model using a volatility of 60%, an expected life of six years, a risk free rate of 4.79%, and expected dividends of zero.

In connection with the closing of the Senior Credit Facility as more fully described in Note 11, the Company issued warrants to purchase 1 million shares of the Company’s common stock to an affiliate of PEM, pursuant to a Common Stock and Warrant Purchase Agreement dated August 15, 2008 by and among the Company, Private Equity Management Group Inc. (“PEM Inc.”) and Private Equity Management Group LLC (“PEM LLC”), both of which are PEM affiliates. The warrants are exercisable for five years at an exercise price of $8.40 per share subject to certain anti-dilution provisions. PEM Inc. also received 125,000 shares of the Company’s common stock at closing. On November 15, 2008 PEM received 112,500 additional shares of the Company’s common stock as rerquired inder the terms of the Senior Credit Facility agreement. The warrants and shares were issued pursuant to Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

In connection with the closing of the Convertible Note Offering as more fully described in Note 11, the Company issued to IGT warrants to purchase (i) 68,750 shares of the Company’s common stock with an exercise price equal to $8.40 per share and (ii) 111,487 shares of the Company’s common stock with an exercise price equal to $7.12 per share (the “Initial IGT Warrants”). On November 15, 2008 IGT received an additional 225,000 warrants with an exercise price of $0.69.  The warrants were issued pursuant to Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

Software Development Capitalization. The Company capitalizes external direct costs related to the development of certain software products that meet the criteria under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”

Income Taxes. Effective January 1, 2007, the Company adopted FIN No. 48,”Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

Guarantees. In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The disclosure requirements are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, the Company believes these guarantees would only result in immaterial increases in future costs, and do not represent significant or contingent liabilities of the indebtedness of others.

Use of Estimates and Assumptions. The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of the Company’s accounting policies require that management apply significant estimates, judgments and assumptions, that it believes are reasonable, in calculating the reported amounts of certain assets, level 3 fair value estimates, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. By their nature, these estimates are subject to an inherent degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of known industry trends, and information available from outside sources, as appropriate. On a regular basis, management evaluates its estimates including those related to lives assigned to the Company’s assets, the determination of bad debt, inventory valuation reserves, asset impairment, tax positions, and self-insurance reserves. There can be no assurance that actual results will not differ from those estimates.

Reclassifications. Certain balance sheet and operating statement amounts reported in the prior period have been reclassified to conform to the current period presentation.

Obligations to issue Additional Shares and Warrants.  As further described in Note 11, the Company is obligated under certain circumstances to issue additional shares and warrants in connection with transactions that closed on August 15, 2008.  The Company initially recorded these obligations at fair value and recognized subsequent changes in fair value in other income (expense) in the consolidated statement of operations.

Derivatives Embedded in Certain Debt Securities.  The Company evaluates instruments for embedded derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related guidance.  If the Company is required to account for an embedded derivative separately, it initially records the derivative instrument at its fair value.  The Company recognizes changes in the fair value of derivatives that do not qualify for hedge accounting in other income (expense) in the consolidated statement of operations.

Recently Issued Accounting Standards. In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company will adopt this statement as of January 1, 2009. The Company is currently evaluating the impact SFAS No. 141(R) will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FAS 142-3 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will be applied retrospectively to all periods presented. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

In May 2008, FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles.” The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will have a material impact on its consolidated financial statements.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

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

The Company has no continuing involvement in the disposed businesses, and continuing direct cash flows from the slot and table businesses ceased within one year from the date of sale.

The assets and liabilities associated with discontinued operations are presented in separate line items in the Consolidated Balance Sheets. The components of the assets and liabilities of discontinued operations at September 30, 2008 are presented below, along with comparable carrying values of the assets and liabilities at December 31, 2007.

	September 30,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Current assets of discontinued operations (1)	$—	$680
Noncurrent assets of discontinued operations (present value of minimum future payments due from purchaser) (2)	—	2,131
Current liabilities of discontinued operations	3,314	3,695
Noncurrent liabilities of discontinued operations	996	1,175
Net liabilities of discontinued operations (3)	$4,310	$2,059

(1) Current assets of discontinued operations consisting of contracts receivable of $0.7 million were reclassified to contracts receivable of continuing operations as of June 30, 2008.

(2) Noncurrent assets of discontinued operations consisting of long term contracts receivable of $2 million were reclassified to contracts receivable of continuing operations as of June 30, 2008.

(3) Liabilities of discontinued operations consist of settlement charges payable of $1.9 million, future royalties payable of $2 million, and other payables of $0.4 million.

The changes in the liabilities of discontinued operations during the nine months ended September 30, 2008, are identified below:

September 30,
2008
(Amounts in thousands)	(Unaudited)
Liabilities of discontinued operations as of December 31, 2007	$4,870
Payment of accrued liabilities charged to expense	(1,607)
Additional royalty liability accrual	794
Additional legal liability accrual	253

Liabilities of discontinued operations as of September 30, 2008	$4,310

The components of the loss from discontinued operations (unaudited) are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2008	2007	2008	2007
Loss from discontinued operations before income tax benefit	$—	$(625)	$(1,638)	$(2,608)
Accrued charge for settlement of litigation	—	(24,677)	—	(24,677)
Income tax provision (benefit)	—	—	—	—
Loss on disposal	—	(9,696)	—	(49,507)
Income tax benefit on disposal	—	—	—	11,190
Total	$—	$(34,998)	$(1,638)	$(65,602)

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

Assets measured at fair value on a recurring and nonrecurring basis are as follows (unaudited):

(Amounts in thousands)	Fair Value at September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash, restricted cash and cash equivalents (level 1, recurring)	$4,067	$4,067	$—	$—
Investment in Magellan Technology Pty Ltd.(level 3, nonrecurring)	2,888	—	—	2,888
Total assets measured at fair value	$6,955	$4,067	$—	$2,888

Liabilities
PEM term loan (level 3, nonrecurring)	$12,553	$—	—	$12,553
Convertible note (level 3, nonrecurring)	14,235	—	—	14,235
Senior secured credit facility embedded derivatives (level 3, non recurring)	552	—	—	552
Convertible notes embedded derivatives (level3, non recurring)	1,607	—	—	1,607
Total liabilities measured at fair value	$28,947	$—	$—	$28,947

During the period the Company recorded an impairment charge of $2.3 million related to the Company’s investment in Magellan Technology Pty Ltd.  Magellan Technology is measured at fair value on a nonrecurring basis, and was measured at September 30, 2008.  The Company also recorded adjustment to fair value charges of $0.4 million and $1.3 million to the embedded derivatives related to the Senior Secured Credit facility and Convertible Notes respectively.  The $2.3 million impairment charge is reported on the asset impairment line of the statement of operations, and the $1.7 million in fair value charges related to the embedded derivatives is reported on the mark- to- market gains and losses line of the statement of operations.

6. RECEIVABLES

Accounts receivable at September 30, 2008 and December 31, 2007 consist of the following:

	September 30,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Trade accounts	$14,576	$21,566
Other	446	736
Subtotal	15,022	22,302
Less: allowance for doubtful accounts	(3,465)	(942)
Net	$11,557	$21,360

Contract sales and notes receivable at September 30, 2008 and December 31, 2007 consist of the following:

	September 30,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Contract sales and notes receivable	$4,040	$1,301
Less: allowance for doubtful accounts	(383)	(472)
Net	3,657	829
Current portion	$1,899	$829

7. INVENTORIES

Inventories at September 30, 2008 and December 31, 2007 consist of the following:

	September 30,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Raw materials	$5,848	$5,013
Finished goods	2,472	2,315
Work in progress	110	16
Subtotal	8,430	7,344
Less: reserve for obsolete inventory	(1,252)	(768)
Net	$7,178	$6,576

8. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142 (“Goodwill and Other Intangible Assets”) and SFAS No. 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”), the Company performs an impairment analysis on all of its long-lived and intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets with indefinite lives such as goodwill, management performs an annual valuation to determine if any impairment has occurred.  During the quarter ended September 30, 2008 economic circumstances indicated that the carrying amount of the Company’s long-lived and intangible assets may not be recoverable.  In response to the noted economic impairment indicators, the Company performed interim impairment testing.

Goodwill. For purposes of testing goodwill, the Company performed Step One of the SFAS No. 142 test by estimating the fair value of the Company’s single reporting unit (to which all goodwill is allocated) utilizing both market and income approach fair value measurement techniques, including using relevant data available through and as of September 30, 2008. The market approach is a valuation technique in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. The valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a technique in which fair value is estimated based on the discounted cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money.

Under the market approach, the fair value of the Company’s single reporting unit was estimated based upon the fair value of invested capital of the Company as well as a separate comparison to revenue and EBITDA multiples for similar publicly traded companies in the casino management system industry.

Under the income approach, the fair value of the Company’s single reporting unit was estimated based on the present value of estimated future cash flows for the reporting unit. The assumptions supporting the discounted cash flow method, including the discount rate, were determined using the Company's best estimates as of the date of the impairment review. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact the Company’s assumptions as to prices, costs, growth rates or other factors that may result in changes in the Company’s estimates of future cash flows. Although the Company believes the assumptions it used in testing for impairment are reasonable, significant changes in any one of the Company’s assumptions could produce a significantly different result. Taking into consideration both market and income approach estimates, the indicated fair value of the Company’s single reporting unit was less than its carrying value, and therefore, the Company was required to perform Step Two of the SFAS 142 goodwill impairment test.

In Step Two of the impairment test, the Company determined the implied fair value of goodwill for the single reporting unit by allocating the fair value of the reporting unit determined in Step One to all the assets and liabilities of the single reporting unit, including any recognized and unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the acquisition price. As a result of the Step Two testing, the Company determined that goodwill was impaired and therefore, recorded an impairment charge of $25 million as of September 30, 2008 to write-down the carrying value of goodwill.

Definite Life Intangible Assets. Each of the Company’s intangible assets, excluding goodwill, is amortized over its appropriate estimated useful life on a straight-line basis. The Company grouped the intangible assets, which include patents, trademarks, customer lists, software development, and core technology, by product (or in one case, on a stand alone basis) to perform this evaluation and used data and assumptions through September 30, 2008. The Company utilized appropriate valuation techniques, as described above, to separately estimate the fair values of all of its definite life intangible assets by group as of September 30, 2008, and compared those estimates to related carrying values. The estimated future cash flows were dependent on a number of critical management assumptions including estimates of revenue growth, changes in technology and competition, operating costs and other relevant assumptions. For certain intangible assets for which market information was available, fair value was estimated using the market approach. As of September 30, 2008, based on the results of these tests, the Company determined that an impairment of $14 million existed which was attributable to the Company’s definite life intangible assets.  This estimate was recorded during the quarter ended September 30, 2008 and will be reevaluated and updated in the fourth quarter.

The net carrying value of goodwill and other intangible assets at September 30, 2008 is comprised of the following (unaudited):

(Amounts in thousands)
Goodwill	$14,698
Definite life intangible assets (detail below)	7,120
Total	$21,818

Definite life intangible assets as of September 30, 2008, subject to amortization, are comprised of the following (unaudited):

				Weighted-Average
	Gross Carrying	Accumulated		Amortization
(Amounts in thousands)	Amount	Amortization	Net	Period
Patent and trademark rights	$3,982	$—	$3,982	9 years
Software development costs	358	(311)	47	2 years
Licensed technology	1,283	—	1,283	5 years
Core technology and other proprietary rights	2,679	(871)	1,808	5 years
Total	$8,302	$(1,182)	$7,120	7 years

The reduction in the gross carrying amount of definite life intangible assests as of September 30, 2008 includes an impairment charge of $14.3 million and the impairment charge is presented in the continuing operations of the Company’s consolidated statements of operations. Amortization expense for definite life intangible assets of $1.5 million and $4.5 million compared to $1.5 million and $4.3 million was included in loss from continuing operations for the three and nine months ended September 30, 2008 and 2007, respectively. Prior to the disposal of the slot and table games segment, amortization expense for definite life intangible assets of $0.0 million and $0.6 million was included in loss from discontinued operations for the three and nine months ended September 30, 2007.

The net carrying value of goodwill as of September 30, 2008, is included in the Company’s geographic operations as follows (unaudited):

(Amounts in thousands)
North America	$—
Europe	13,077
Australia / Asia	1,621
Total goodwill	$14,698

During the nine months ended September 30, 2008, the net carrying value of goodwill decreased by $25.3 million as a result of the impairment charge and by $2.4 million as a result of changes in the foreign currency rates used to translate the balance sheet of the Company’s international operations., for a total decrease in goodwill of $27.7 million.
9. OTHER ASSETS

Other assets at September 30, 2008 and December 31, 2007 consist of the following:

	September 30,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Deposits	$276	$241
Minority investments	2,887	5,178
Royalties	2,099	4,262
Prepaid loan fees and other	1,908	34
Total	$7,170	$9,715

10. ACCRUED LIABILITIES

Accrued liabilities at September 30, 2008 and December 31, 2007 consist of the following:

	September 30,	December 31,
	2008	2007
(Amounts in thousands)	(Unaudited)
Payroll and related costs	$2,773	$5,601
Interest	420	863
Restructuring and severance expense	1,561	197
Legal and tax	1,112	1,330
Patent liability	1,471	2,800
Other	1,088	514
Total	$8,425	$11,305

11. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

The Company had the following long term obligations as of September 30, 2008 and December 31, 2007(amounts in thousands):

	2008 (unaudited)	2007
11.875% Senior Secured Notes due August 15, 2008, net of unamortized discount of $148	$—	$29,852
Senior Secured Credit Facility $15.0 million Term Loan, bearing interest payable monthly at 10% per annum, due August 15, 2010, net of unamortized discount of $2.4 million and $0, for 2008 and 2007 respectively, subject to one one-year extension option, monthly payments of principal in the amount of $312,500 due beginning August 15, 2009	12,553	—

$12.5 million Revolving Loan, bearing interest payable monthly at the Reference (“prime”) Rate plus 4.5% (9.5% at September 30, 2008) per annum, due August 15, 2011	1,789	—
Convertible Note, bearing interest payable semi-annually at 7%, due August 15, 2014, net of unamortized discount of $0.8 million and $0, subject to redemption at the option of the holder, at par, anytime on or after February 15, 2012	14,234	—
Total	$28,576	$29,852
Less: current portion	$(28,576)	$(29,852)
Long-term portion	—	—

During November 2007, the Company redeemed $15 million of its 11.875% Senior Secured Notes (the “Notes”) at a redemption price of 100% of the principal amount of the Notes, plus accrued and unpaid interest to the redemption date.  The Company repaid the remaining $30 million of aggregate outstanding principal of the Notes on August 15, 2008 using the proceeds of the transactions described further below.

Senior Secured Credit Facility

On August 15, 2008 (the “Closing Date”), the Company entered into a senior secured credit facility (the “Senior Credit Facility”) with PEM.  The Senior Credit Facility consists of (i) a revolving loan of up to $12.5 million (the “Revolving Loan”) and (ii) a term loan of $15.0 million (the “Term Loan”).  The Term Loan is subject to prepayment penalties of 4% and 1% of the outstanding principal amount in the first and second year, respectively.

In connection with the closing of the Senior Credit Facility, the Company issued to warrants to purchase 125,000 shares of the Company’s common stock to a PEM affiliate (the “PEM Warrants”),  The PEM Warrants are exercisable at $8.40 per share for five years, subject to adjustment for certain anti-dilution provisions.  PEM also received 125,000 shares of the Company’s common stock at the closing (the “Initial Shares”).  On November 15, 2008, PEM received an additional 112,500 shares of the Company’s common stock.

On the Closing Date, the Company allocated the proceeds it received between the Term Loan, the PEM Warrants, the Initial Shares, the obligation to issue Additional Shares, and certain embedded derivative financial instruments that the Company was required to recognize separately.  The amounts recorded and the methodologies employed in determining fair value for each of these instruments are as follows:

Instrument	Value recorded at closing	Method used to determine fair value
Term Loan, net of discount of $1.8 million	$13,240	Present value at market participant rate (15%)
PEM Warrants	426	Binomial American call option model, term 5 years, volatility 60% and risk free interest rate 3.11%
Initial Shares	870	NASDAQ market quote multiplied by number of shares
Obligation to issue Additional Shares	630	Total obligation to PEM less initial shares value and Black Scholes put model
Embedded Derivatives, net	118	Discounted cash flow model

The Company recorded the proceeds allocated to the PEM Warrants and Initial Shares as components of equity.  The Company recorded the proceeds allocated to the obligation to issue Additional Shares and the embedded derivatives as liabilities.  The process of allocating the proceeds received between the various instruments resulted in the Company recording the Term Loan at a discount from the principal amount.  The Company will accrete the discount over the initial term using the effective interest method, which will result in it recognizing additional interest expense.

As of September 30, 2008, the fair value of the obligation to issue Additional Shares was $160,875.  Based upon the price of the Company’s common stock at September 30, 2008, the Company would issue the maximum number of shares issuable under the terms of the agreement.

Certain provisions of the Senior Credit Facility represent embedded derivatives that must be separated from the host contract.  These provisions include the option to extend the maturity date of the Term Loan for a fee of 1%, mandatory redemption under specified circumstances (primarily upon receipt of cash proceeds from an offering of securities or disposition of assets), and redemption upon a change in control of the Company.  The combined value of these features was $0.1 million at the Closing Date and $0.6 million at September 30, 2008 primarily as a result of the decline in the Company's stock price.  Changes in fair value are recognized as other income (expense) in the accompanying consolidated statements of operations.

Pursuant to a Security Agreement dated August 15, 2008 (the “PEM Security Agreement”), by and between the Company and PEM, the Company’s obligations under the Senior Credit Facility are secured by first priority security interests in all the Company’s current and future assets, including without limitation, all personal, real, mixed and intellectual property of the Company, as well as a first priority security interest in the stock of the Company’s subsidiaries. Pursuant to a Guarantor Security Agreement dated August 15, 2008 (the “PEM Guarantor Security Agreement”), by and between each of the Guarantors (all of which are consolidated subsidiaries of the Company) and PEM, the Company’s obligations under the Senior Credit Facility are also secured by first priority security interests in all the Guarantors’ current and future assets. The Company’s and the Guarantors’ accounts are and will be subject to cash control agreements in favor of PEM.

The Senior Credit Facility has certain restrictive covenants including, but not limited to, limitations on additional indebtedness and securities offerings, dividends, dispositions of assets and payments of dividends.

As of September 30, 2008, the Company was in default on certain covenants of the Senior Credit Facility, as a result the Company received a Notice of Acceleration and Demand for Payment under Credit Agreement (the “Notice”) from PEM.  The Notice demands payment of all obligations in the amount of $16.8 million including accrued and unpaid interest and fees, by November 14, 2008. As a  result of the default and acceleration, the Company has classified the entire outstanding amount due under the Senior Credit Facility as a current liability.

    On November 17, 2008, the Company and PEM executed a letter whereby PEM has agreed to forbear from exercising any of PEM’s rights and remedies under the Credit Agreement in regards to the Notice, from day to day, until November 21, 2008 while the Company works on strategic alternatives, including a potential sale of the Company. The letter also indicates that PEM may also terminate the forbearance at their sole discretion at any time upon written notice to the Company.

Convertible Note Offering and Related Asset Purchase and License Agreement

On August 15, 2008, the Company also completed a convertible note offering (the “Convertible Note Offering”) with International Game Technology (“IGT”), pursuant to which the Company issued $15 million in principal amount of Senior Secured Convertible Notes (the “Convertible Notes”).  The Convertible Notes are convertible into 2,106,742 shares of common stock of the Company at a price of $7.12 per share.

In connection with the closing of the Convertible Note Offering, the Company issued to IGT warrants to purchase (i) 68,750 shares of the Company’s common stock with an exercise price equal to $8.40 per share and (ii) 111,487 shares of the Company’s common stock with an exercise price equal to $7.12 per share (the “Initial IGT Warrants”).  On November 15, 2008 IGT received an additional 225,000 warrants with an exercise price of $0.69.

As a condition to the closing of the Convertible Note Offering, the Company also entered into an Asset Purchase and License Agreement (the “APL”) with IGT.  Pursuant to the APL, the Company assigned its worldwide intellectual property rights relating to the Company’s Casinolink® Jackpot System to IGT (the “Assigned Intellectual Property”).  The Company also granted IGT a license to the Company’s present and future patents required to exercise full use of the Casinolink® Jackpot System.  In return, IGT agreed to pay the Company certain future royalty payments and granted the Company a license to the Assigned Intellectual Property for use with the Company’s current Casinolink® Jackpot System customers, subject to certain restrictions.  The Company will pay IGT certain royalties for each IGT sb™ device incorporating the Casinolink® Jackpot System. In connection with the APL, the Company entered into a software customization and integration agreement pursuant to which the Company will provide services and support to IGT in order to integrate the Casinolink® Jackpot System into IGT’s sb™ systems.  The Company will receive certain payments for providing these integration services based on completion of agreed-upon project milestones.  The Company also entered into a separate software maintenance agreement with IGT pursuant to which the Company will provide IGT maintenance and support services relating to the Casinolink® Jackpot System.

Because of the concurrent negotiation and execution of the APL and Convertible Note Offering, the Company has accounted for the arrangement with IGT in accordance with Emerging Issues Task Force (EITF) Issue No. 01-1, Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash.  Accordingly, the Company recorded the Convertible Notes, the Initial IGT Warrants, the obligation to issue Additional Warrants, the APL, and certain embedded derivative financial instruments required to be recognized separately at their respective fair values at the Closing Date.  The values recorded and the methodologies employed in determining fair value for each of these instruments are as follows:

Instrument	Value recorded at closing	Method used to determine fair value
Convertible Notes, net of discount of $0.8 million	$14,210	Convertible bond model
Initial IGT Warrants	646	Black Scholes option pricing method, term 5 years, volatility 60% and risk free interest rate 3.11%
Additional Warrants	240	Binomial Lattice Model and Monte Carlo simulation method
Asset Purchase and License Agreement	—	Discounted Cash Flow method
Embedded Derivatives	352	Convertible Bond Model; including callable and redeemable methods

The fair value of the Convertible Notes represented a substantial premium to their face amount.  Pursuant to Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Company recorded the excess of the fair value of the Convertible Notes over their face amount as additional paid in capital.  The Company recorded the fair value of the Initial IGT Warrants in equity and the obligation to issue Additional Warrants as a liability.  The Company determined that the fair value of the APL was not material.  The Company recognized a charge to earnings of $5.7 million, representing the excess of the fair value of the rights and instruments granted to IGT over the consideration received by the Company.  The Company recorded the Convertible Notes at a discount from their face amount because it is required to separately account for certain derivatives embedded in the Convertible Notes.  The Company will accrete the discount as additional interest expense, using the effective interest method, over the period ending February 15, 2012 when the Convertible Notes will be subject to redemption at par plus accrued interest, at the option of the holder.

As of September 30, 2008, the fair value of the obligation to issue Additional Warrants was $31,000.  Based upon the price of the Company’s common stock at September 30, 2008, the Company would issue the maximum number of warrants issuable under the terms of the agreement.

Certain provisions of the Convertible Notes represent embedded derivatives that must be separated from the host contract.  These provisions include a change in the base interest rate from 7% to 12% per annum upon the occurrence of certain events (principally the sale of securities for a price below the strike price of the Convertible Notes), the right of IGT to redeem the Convertible Notes upon a change in control of the Company at a price of 101% of the face amount of the Convertible Notes, and  a cash penalty of 0.5% per day should the Company fail to timely deliver common shares upon notice of conversion.  The combined value of these features was $0.4 million at the Closing Date and $1.6 million at September 30, 2008 as a result of the decline in the Company's stock price.  Changes in the fair are recognized as other income (expense) in the accompanying consolidated statements of operations.

Pursuant to a Security Agreement dated August 15, 2008 (the “IGT Security Agreement”), by and between the Company and IGT, the Company’s obligations under the Note Purchase Agreement and the Convertible Notes are secured by a lien, subject to the liens in favor of the Senior Credit Facility with PEM, on all of the Company’s current and future assets, including without limitation, all personal, real, mixed and intellectual property of the Company, as well as a security interest in the stock of the Company’s subsidiaries. Pursuant to the Guarantor Security Agreement dated August 15, 2008 (the “IGT Guarantor Security Agreement”), by and between each of the Guarantors (all of which are consolidated subsidiaries of the Company) and IGT, the Company’s obligations under the Convertible Notes and the related Note Purchase Agreement are also secured by a lien, subject to the liens in favor of the Senior Credit Facility with PEM, in all the Guarantors’ current and future assets. The collateral and right to payment on the Convertible Notes is subordinated only to the Senior Credit Facility pursuant to the terms of an intercreditor agreement between IGT and PEM.

The Convertible Notes have certain restrictive covenants including, but not limited to, limitations on additional indebtedness and securities offerings, dividends, dispositions of assets and payments of dividends.

As of September 30, 2008, the Company was in default on certain covenants of the Convertible Notes.  As a result, the current interest rate on all outstanding principal has increased by 5% per annum, until the Company cures the default. The Company has classified the entire outstanding note amount as a current liability as a result of the default.

Registration Rights Agreement

The Company entered into a Registration Rights Agreement dated August 15, 2008 (“Registration Rights Agreement”) with PEM Inc., PEM LLC and IGT.  The Company is required to file a registration statement (the “Registration Statement”) to register the Common Shares, the shares of the Company’s common stock issuable upon conversion of the Convertible Notes (the “Conversion Shares”), and the shares issuable upon exercise of the PEM Warrants and IGT Warrants, as well as certain additional shares of the Company’s common stock (collectively, the “Registrable Shares”).  The Company is required to file the Registration Statement within 120 days of August 15, 2008 (the “Initial Filing Date”) and have the Registration Statement declared effective within 150 days from August 15, 2008 (the “Initial Effectiveness Date”).  The Company is subject to liquidated damages in certain circumstances, including if it does not file the Registration Statement by the Initial Filing Date or if it has not had the Registration Statement declared effective by the Initial Effectiveness Date.  The liquidated damages are equal to 2.0% per month of $1.50 multiplied by the total number of Registrable Shares, subject to a cap equal to 10.0% of the product of $1.50 times the number of Registrable Shares for each month or portion thereof.  In the opinion of management, it is not probable that the Company will fail to obtain an effective Registration Statement.  Therefore, no accrual for liquidated damages under the terms of the Registration Rights Agreement has been included in the cost of the transaction or at September 30, 2008.

Future Principal Payments

The aggregate principal payments under the terms of the Senior Credit Facility, Revolving Loan and the Convertible Notes are as follows as of September 30, 2008 (unaudited):

Remainder of 2008	$31,788,597
2009	—
2010	—
2011	—
2012	—
2013	—
Thereafter	$—

The preceding table assumes that the extension option on the Term Loan is not exercised and that the early redemption option, effective February 15, 2012 is also not exercised.

12. COMMITMENTS AND CONTINGENCIES

Legal proceedings. The Company is involved in routine litigation, including bankruptcies, collection efforts, disputes with former employees and other matters in the ordinary course of its business operations. Management is not aware of any matter, pending or threatened, that in its judgment would reasonably be expected to have a material adverse effect on the Company or its operations.

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

The Company did not make the $1.0 million payment due in September 2008 under the terms of the settlement agreement. As a result, Hasbro petitioned the United States District Court, District of Rhode Island and the court subsequently granted a writ of execution requiring that the consent judgment be enforced in the amount of $1.7 million, representing the remaining amount due under the settlement agreement. Although, the Company is attempting to restructure the payment terms with Hasbro, there can be no assurance that the parties will come to an agreement regarding such revised terms.

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

In addition to the items listed above, from time to time the Company is also involved in other legal matters, litigation, claims and proceedings in the ordinary course of its business operations, including matters involving bankruptcies of debtors, collection efforts, disputes with former employees, and other matters. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. At this time, management has not reached a determination that any of the matters listed above or if any of the Company’s other litigation matters are expected to result in liabilities that will have a material adverse effect on the Company’s financial position or results of operations.

13. EQUITY TRANSACTIONS

One-for-Eight Reverse Stock Split. A one-for-eight reverse stock split (the “Reverse Split”) of the authorized and issued and outstanding common stock, par value $0.10 per share was duly approved by the Board of Directors of the Company without shareholder approval, in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes. The Reverse Split was effected by filing a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes (the “Certificate of Change”) with the Nevada Secretary of State. The Certificate of Change effected the Reverse Split at 5:00 p.m., Pacific time, on September 15, 2008 (the “Record Date”) and amended the Registrant’s Articles of Incorporation to decrease the authorized number of shares of the Registrant’s Common Stock from one hundred million (100,000,000) shares to twelve million five hundred thousand (12,500,000) shares.

Pursuant to the Reverse Split, holders of the Company’s common stock were deemed to hold one (1) whole post-split share of the Company’s common stock for every eight (8) whole shares of the Company’s issued and outstanding common stock held immediately prior to 5:00 p.m., Pacific time, on the Record Date. No fractional shares of the Registrant’s Common Stock were issued in connection with the Reverse Split. Shareholders who are entitled to a fractional post-split share will receive in lieu thereof one (1) whole post-split share.

Stock Repurchase. As previously announced in 2002, the Company’s Board of Directors authorized the Company to purchase up to $2.0 million worth of the Company’s common stock (the “Authorization”). During the quarter ended September 30, 2008, it repurchased 17,413 shares of its common stock for total consideration of approximately $100,000 in open market transactions. In view of the recent market performance of its common stock, the Company may resume purchases under the Authorization, in an aggregate amount up to approximately the $1.4 million remaining under the Authorization. Purchases maybe made from time to time, as and when permissible under applicable securities law, in the open market at prevailing market prices, through 10b-5-1 programs or in privately negotiated transactions. The timing and actual number of shares to be purchased will depend on market conditions and other factors. Purchases may be discontinued at any time.

Equity Issued. In connection with the closing of the Senior Credit Facility, the Company issued warrants to purchase 125,000 shares of the Company’s common stock to a PEM affiliate (the “PEM Warrants”),  The PEM Warrants are exercisable at $8.40 per share for five years, subject to adjustment for certain anti-dilution provisions.  PEM also received 125,000 shares of the Company’s common stock at the closing (the “Initial Shares”).  On November 15, 2008 PEM received 112,500 additional shares of the Company’s common stock. The warrants and shares were issued pursuant to Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

In connection with the closing of the Convertible Note Offering, the Company issued to IGT warrants to purchase (i) 68,750 shares of the Company’s common stock with an exercise price equal to $8.40 per share and (ii) 111,487 shares of the Company’s common stock with an exercise price equal to $7.12 per share (the “Initial IGT Warrants”).  On November 15, 2008 IGT received an additional 225,000 warrants with an exercise price of $0.69.

14. INCOME TAXES

For the three months and nine months ended September 30, 2008, the Company recognized a tax provision of $0.04 million and a tax benefit $0.5 million, respectively, related to its foreign operations.  The Company will continue to review the tax losses and income generated in the future by the foreign subsidiaries to evaluate whether they should be reflected as a benefit or provision in the Company’s consolidated financial statements.  For the three months and nine months ended September 30, 2007, the Company did not recognize a tax benefit or provision due to its net operating loss position.

15. NET LOSS PER SHARE

Effective September 15, 2008, the Board of Directors of the Company, without shareholder approval in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes, approved a one-for-eight reverse stock split (the “Reverse Split”).  Pursuant to the Reverse Split, holders of the Company’s common stock are deemed to hold one (1) whole post-split share of the Company’s common stock for every eight (8) whole shares of the Company’s issued and outstanding common stock held immediately prior to 5:00 p.m., Pacific time, on the Record Date. No fractional shares of the Registrant’s Common Stock were issued in connection with the Reverse Split. Shareholders who are entitled to a fractional post-split share will receive in lieu thereof one (1) whole post-split share. Earnings per share computations, balance sheets, and footnote presentation of shares and share equivalents for the three and nine months ended September 30, 2008 have been restated to reflect the Reverse Split. The Reverse Split resulted in a reduction in the number of the authorized shares from 100,000,000 to 12,500,000.

The following table presents a reconciliation of the basic and diluted loss per share (unaudited) for the three and nine months ended September 30, 2008 and 2007:

(Amounts in thousands except per share amounts)	Basic	Diluted
For the three months ended September 30, 2008:
Loss from continuing operations	$(63,591)	$(63,591)
Loss from discontinued operations	—	—
Net loss	$(63,591)	$(63,591)

Weighted average common shares	7,830	7,830
Per share amount
Loss from continuing operations	$(8.12)	$(8.12)
Loss from discontinued operations	—	—
Net loss	$(8.12)	$(8.12)

For the three months ended September 30, 2007:
Loss from continuing operations	$(4,739)	$(4,739)
Loss from discontinued operations	(34,998)	(34,998)
Net loss	$(39,737)	$(39,737)

Weighted average common shares	4,792	4,792
Per share amount
Loss from continuing operations	$(0.99)	$(0.99)
Loss from discontinued operations	(7.30)	(7.30)
Net loss	$(8.29)	$(8.29)

For the nine months ended September 30, 2008:
Loss from continuing operations	$(74,633)	$(74,633)
Loss from discontinued operations	(1,638)	(1,638)
Net loss	$(76,271)	$(76,271)

Weighted average common shares	7,779	7,779
Per share amount
Loss from continuing operations	$(9.59)	$(9.59)
Loss from discontinued operations	(0.21)	(0.21)
Net loss	$(9.80)	$(9.80)

For the nine months ended September 30, 2007:
Loss from continuing operations	$(17,097)	$(17,097)
Loss from discontinued operations	(65,602)	(65,602)
Net loss	$(82,699)	$(82,699)

Weighted average common shares	4,502	4,502
Per share amount
Loss from continuing operations	$(3.80)	$(3.80)
Loss from discontinued operations	(14.57)	(14.57)
Net loss	$(18.37)	$(18.37)

16. RELATED PARTY TRANSACTIONS

During 2005, the Company sold substantially all the assets of its sign and graphics manufacturing business to a third party, retaining less than 1% equity interest. The Company and Mikohn Signs and Graphics, LLC (“MSG”) signed a Transition Services Agreement and a Manufacturer’s Supply Agreement upon completion of the transaction. The Transition Services Agreement had a term of six months ending in November 2005.

Both parties entered into a three year Manufacturer’s Supply Agreement at the close of the transaction, whereby MSG would purchase electronics from the Company at its standard OEM pricing. MSG purchased $0.0 million and $0.3 million in electronic displays and related products from the Company during the nine months ended September 30, 2008 and 2007, respectively.

From time to time, the Company purchases signage and sign related products from MSG in conjunction with its progressive jackpot systems. The Company purchased $0.0 million and $0.4 million in inventory from MSG during the nine months ended September 30, 2008 and 2007, respectively.

In 2005, the Company entered into a worldwide exclusive license with Magellan Technology Pty Limited (“Magellan”). The Company licensed, on an exclusive basis, Magellan’s rights to its RFID reader, tag and related intellectual property for any gaming applications for $3.1 million. The Company also completed the purchase of a minority interest in Magellan in 2006. From time to time, the Company purchases inventory from Magellan in connection with the Company’s exclusive global master license to use Magellan’s RFID technology in gaming worldwide. The Company purchased $0.8 million and $0.1 million in inventory from Magellan during the nine months ended September 30, 2008 and 2007, respectively.

17. SEGMENT REPORTING

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

The Company attributes revenue and expenses to a geographic area based on the location from which the product was shipped or the service was performed. Geographic segment information for the three months and nine months ended September 30, 2008 and 2007 consists of (unaudited):

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
Geographic Operations	2008	2007	2008		2007
Revenues:
North America	$8,523	$11,879		$26,450	$33,239
Australia / Asia	1,632	2,107		8,371	7,052
Europe	3,529	4,338		12,141	11,583
Total	$13,684	$18,324		$46,962	$51,874
(Loss) income from continuing operations before income taxes:
North America	$(45,426)	$(4,897)	$	(58,074)	$(16,540)
Australia / Asia	(4,307)	(136)		(1,821)	(16)
Europe	(13,823)	294		(15,200)	(541)
Total	$(63,556)	$(4,739)		$(75,095)	$(17,097)
Depreciation and amortization:
North America	$1,224	$1,119		$3,602	$3,356
Australia / Asia	46	186		156	262
Europe	606	637		1,865	1,863
Total	$1,876	$1,942		$5,623	$5,481

18. STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, “Share Based Payment” effective January 1, 2006. The total compensation expense relating to stock-based compensation follows (amount in thousands):

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Selling, general and administrative	$967	$648	$2,267	$1,900
Research and development	(144)	193	262	501
Cost of revenues	99	99	297	257
Stock-based compensation expense charged to continuing operations	922	940	2,826	2,658
Stock-based compensation expense charged to discontinued operations	—	(4)	—	150
Total stock-based compensation expense	$922	$936	$2,826	$2,808

19. SUBSEQUENT EVENTS

Strategic Alternatives. On October 13, 2008, the Company engaged Roth Capital Partners, LLC to assist the Company in a comprehensive review of strategic alternatives intended to enhance shareholder value. The Company expects to consider and evaluate available alternatives during the strategic review process including, but not limited to, the sale of the Company. The Company has not set any timetable for the conclusion of this strategic review and does not intend to comment with respect to this process unless or until a specific alternative is approved by its Board of Directors. During the process, there may be risks that certain customers, employees, and business partners may react negatively to the uncertainty of the process or in the event the process does not result in any transaction. The pursuit of strategic alternatives may also involve significant expenses and management time and attention, and otherwise disrupt our business. There can be no assurance that the review process will result in the consummation of any sale or other transaction.

Debt Covenant Default. Recent macro-economic events, slowness in capital spending, customer credit issues and higher than expected financing transaction costs have left the Company in default with certain covenants under the Senior Credit Facility with PEM and the Convertible Note with IGT. On October 7, 2008, the Company notified PEM and IGT that it believed it was in default with the financial covenants contained within their respective agreements. As a result, the Company received a Notice of Acceleration and Demand for Payment under Credit Agreement from PEM.  The Notice demands payment of all obligations in the amount of $16,788,597.97 including accrued and unpaid interest and fees, by November 14, 2008.

    On November 17, 2008, the Company and PEM executed a letter whereby PEM has agreed to forbear from exercising any of PEM’s rights and remedies under the Credit Agreement in regards to the Notice, from day to day, until November 21, 2008 while the Company works on strategic alternatives, including a potential sale of the Company. The letter also indicates that PEM may also terminate the forbearance at their sole discretion at any time upon written notice to the Company.

    Non-Payment of Legal Settlement. On October 25, 2007 the Company and Hasbro entered into a settlement agreement and mutual release of all claims related to a dispute between the parties. The settlement agreement included a consent judgment and the parties agreed to release all claims between them and settle all disputes with no admission of wrongdoing. The Company agreed to pay Hasbro certain sums as part of the settlement. The Company did not make the $1.0 million payment due in September 2008 under the terms of the settlement agreement. As a result, Hasbro petitioned the United States District Court, District of Rhode Island and the court subsequently granted a writ of execution requiring that the consent judgment be enforced in the amount of $1.7 million, representing the remaining amount due under the settlement agreement. Although the Company is attempting to restructure the payment terms with Hasbro, there can be no assurance that the parties will come to an agreement regarding such revised terms.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 and 2007
Revenues and cost of revenues:

(Amounts in thousands, except installation base amounts)	2008	2007
Systems revenues and gross profit
Revenues	$13,684	$18,324
Cost of revenues	7,608	8,190
Gross profit	$6,076	$10,134
Gross profit percentage	44.4%	55.3%

Systems installation base
Slot management
Beginning of period	84,797	66,218
Increase during the period	626	5,504
End of period	85,423	71,722
Percentage increase	0.7%	8.3%
Table management
Beginning of period	6,879	3,426
Increase during the period	90	1,448
End of period	6,969	4,874
Percentage increase	1.3%	42.3%

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

Systems revenues and gross profit. Our systems revenues for the quarter ended September 30, 2008 were $13.7 million, or $4.6 million lower than the prior year quarter. The 25.3% decline in systems revenues was primarily a result of decreased capital spending by our customers and a general decline in economic conditions in the regions where we operate.  Our gross profit margin for the third quarter of 2008 of 44.4% reflects a decrease of 10.9% compared to our gross profit margin of 55.3% during the third quarter of 2007, reflecting the impact of lower levels of revenues during the 2008 period, and the impact of a $0.5 million write-down of inventory related to products no longer being offered by the Company.

For the quarter ended September 30, 2008, our slot management revenues were $12.8 million compared to $16.2 million for the third quarter of 2007, a net decrease of $3.4 million.  Our slot management installed base was 85,423 at September 30, 2008, compared to 71,722 at September 30, 2008, reflecting year over year growth of 13,701 or 19.1%.  Our installed base of slot management systems grew by 626 during the third quarter of 2008, compared to growth of 5,504 during the third quarter of 2007. The decrease in slot management revenue and slot management installed base growth is primarily a result of lower levels of capital expenditures by our customers. In addition, the higher growth rate in the prior year quarter was driven by initial sales of our CJS system following the approval for commercialization of the system in Nevada during the second quarter of 2007.

Table management systems revenues decreased by $1.3 million year over year, from $2.1 million for the quarter ended September 30, 2007 to $0.8 million for the quarter ended September 20, 2008.  Our table management installed base was 6,969 at September 30, 2008, compared to 4,874 at September 30, 2008, reflecting year over year growth of 2,095 or 43%.Our installed base of table management systems grew by 90 during the quarter ended September 30, 2008, compared to growth of 1,448 for the quarter ended September 30, 2007. The decline in the growth rate of our table management installed base was primarily due to the previously mentioned slowdown in capital expenditures by our customers.

Three Months Ended September 30, 2008 and 2007
Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2008	2007
Revenues	$13,684	$18,324
Cost of revenues	7,608	8,190
Gross profit	6,076	10,134
Selling, general and administrative expense	10,577	7,276
Research and development expense	1,828	2,441
Depreciation and amortization	1,876	1,942
Restructuring charges	3,465	—
Asset impairment charges	43,755	—
Total operating expenses	61,501	11,659
Operating loss	(55,425)	(1,525)
Interest expense, net	(1,389)	(2,431)
Mark-to-market (losses)/gains	(1,011)	—
Fair value of debt issued in excess of proceeds	(5,731)	—
Loss on early retirement of debt	—	(783)
Loss from continuing operations before income tax provision	(63,556)	(4,739)
Income tax provision	(35)	—
Loss from continuing operations	(63,591)	(4,739)
Loss from discontinued operations, net of taxes	—	(34,998)
Net loss	$(63,591)	$(39,737)

Basic and diluted weighted average common shares	7,830	4,792
Basic and diluted loss per share:
Loss from continuing operations	$(8.12)	$(0.99)
Loss from discontinued operations	—	(7.30)
Net loss	$(8.12)	$(8.29)

Selling, general and administrative expense (“SG&A”). SG&A expenses increased by $3.3 million during the quarter ended September 30, 2008 compared to the same period in 2008.  During the third quarter of 2008, we recognized a $2.7 million charge for bad debt expense. These increases were partially offset by a release of $1.2 million in year-to-date accruals for trade show and management bonus expenses. Included in selling, general and administrative expense is non-cash stock-based compensation expense of $1.0 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively. SG&A expense for the third quarter of 2008 includes a year-to-date reclassification of $0.6 million in cash and non-cash personnel costs related to transfers of personnel from the research and development line.

 Research and development expense (“R&D”). R&D expense consists primarily of personnel and related costs for design and development of our product lines. During the third quarter of 2008, research and development expenses decreased by $0.6 million compared to the same period in 2007.  The decrease was primarily a result of lower compensation and benefits costs along with a year-to-date adjustment to reclassify $0.6 million of personnel-related expense from R&D to SG&A. Excluding the effect of a the personnel reclassification, non-cash stock-based compensation expense of $0.3 million and $0.2 million was included in R&D expense for the third quarter of 2008 and 2007, respectively.

Depreciation and amortization. Depreciation and amortization expense for the third quarter of 2008 was $1.9 million compared to $1.9 million during the third quarter of 2007.

Restructuring charges.  During the third quarter of 2008, we recognized restructuring charges of $3.5 million, primarily representing employee severance costs related to our recently announced plan to reduce selling, general and administrative, research and development and operating expenses.

Asset impairment charges.  During the quarter ended September 30, 2008, we recognized asset impairment charges of $43.8 million to reduce the carrying values of certain assets to their fair values, and to charge off certain assets that are no longer expected to benefit our ongoing business.  These charges included $25 million for goodwill, $14 million for definite life intangible assets, and $2.8 million for other assets.

Interest expense, net. Our interest expense primarily includes interest costs and amortization of debt issuance costs from our Convertible Note, our Senior Secured Credit Facility, our former 11.875% Senior Secured Notes due 2008, and our former senior secured term credit facility. Net interest expense for the third quarter of 2008 was $1.4 million, representing a decrease of 42.9% compared to net interest expense of $2.4 million for the same period in 2007.  The decrease is attributable primarily to a net decrease of $23.2 million in outstanding borrowings under our current and former debt facilities compared to September 30, 2007 balances.

Mark-to-market (losses)/gains.  During the third quarter of 2008, we recorded mark-to-market losses of $1.8 million, partially offset by mark-to-market gains of $0.8 million, related to changes in the market values of certain bifurcated embedded derivative features of our Convertible Note and our Senior Secured Credit Facility.

Fair value of debt issued in excess of proceeds.  During the quarter ended September 30, 2008, we recorded a one-time charge of $5.7 million representing the excess in fair value granted over the proceeds received from the Convertible Note arrangement.

Income taxes.  For the quarter ended September 30, 2008, we recorded a small net income tax provision related to our European operations. For the quarter ended September 30, 2007, we did not recognize a tax benefit or provision due to our net operating loss position.

Discontinued operations, net of taxes.  Discontinued operations includes the earnings and losses, net of taxes, of the slot and table games operations, which were disposed of during the second half of 2007. As of June 30, 2008, substantially all charges related to the disposal of the slot and table operations had been recognized, and no charges for these discontinued operations were recorded during the quarter ended September 30, 2008.   During the quarter ended September 30, 2007, we recorded a charge of $35 million related to the slot and table operations disposal, which included a $24.7 million charge for the Webb vs. Mikohn legal settlement, a loss on disposal of $9.7 million, and a loss from operations of the discontinued segment of $0.6 million.

Loss per share. For the quarter ended September 30, 2008, we incurred a loss from continuing operations per fully-diluted share of $8.12 compared to a loss of $0.99 from continuing operations per fully diluted share for the third quarter of 2007, based on weighted average shares of 7.8 million and 4.8 million, respectively. Significant factors contributing to the increase in loss per share from continuing operations were a decline in gross margins of $4.1 million, impairment charges of $43.8 million, restructuring charges of $3.5 million, an increase of $2.7 million in bad debt charges, and charges of $6.7 million related to our Convertible Note and Senior Secured Credit Facility and related derivative features, partially offset by a $1 million improvement in net interest expense, and a 63.4% increase in the number of weighted average shares outstanding.

Nine Months Ended September 30, 2008 and 2007
Revenues and cost of revenues:

(Amounts in thousands, except installation base amounts)	2008	2007
Systems revenues and gross profit
Revenues	$46,962	$51,874
Cost of revenues	23,501	23,841
Gross profit	$23,461	$28,033
Gross profit percentage	50.0%	54.0%

Systems installation base
Slot management
Beginning of period	76,339	59,000
Increase during the period	9,084	12,722
End of period	85,423	71,722
Percentage increase	11.9%	21.6%
Table management
Beginning of period	5,740	2,947
Increase during the period	1,229	1,927
End of period	6,969	4,874
Percentage increase	21.4%	65.4%

Systems revenues and gross profit. Our systems revenues for the nine months ended September 30, 2008 were $47 million, or $4.9 million lower than the prior year period, primarily as a result of a decline in capital expenditures by our customers.  Our gross profit margin for the nine months ended September 30, 2008 of 50% reflects a decrease of 4% compared to our gross profit margin of 54% for the same period in 2007, primarily as a result of the decrease in total revenues, and the previously mentioned write-off of obsolete inventory during the 2008 period.

For the nine months ended September 30, 2008, our slot management revenues were $41.6 million compared to $47.7 million for the nine months ended September 30, 2007.  The decrease of $6.1 million is primarily a result of the previously mentioned slowdown in capital expenditures by our customers. Our installed base of slot management systems grew by 9,084 during the first nine months of 2008, compared to growth of 12,722 during the same period in 2007.

Table management systems revenues increased by 27.6% year over year, growing from $4.2 million for the nine months ended September 30, 2007 to $5.3 million for the nine months ended September 30, 2008.  This $1.1 million growth in table management revenues year over year was primarily driven by installations of systems with large corporate customers during the first half of 2008.  Our installed base of table management systems grew by 1,229 during the first nine months of 2008, compared to growth of 1,927 for the comparable period in 2007.

Nine Months Ended September 30, 2008 and 2007
Condensed Statement of Operations

(Amounts in thousands, except per share amounts)	2008	2007
Revenues	$46,962	$51,874
Cost of revenues	23,501	23,841
Gross profit	23,461	28,033
Selling, general and administrative expense	27,032	22,860
Research and development expense	8,083	7,028
Depreciation and amortization	5,623	5,481
Restructuring charges	3,901	—
Asset impairment charges	43,755	—
Total operating expenses	88,394	35,369
Operating loss	(64,933)	(7,336)
Interest expense, net	(3,420)	(8,978)
Mark to market gains and losses	(1,011)	—
Fair value of debt issued in excess of proceeds	(5,731)	—
Loss on early retirement of debt	—	(783)
Loss from continuing operations before income tax provision	(75,095)	(17,097)
Income tax provision	462	—
Loss from continuing operations	(74,633)	(17,097)
Loss from discontinued operations, net of taxes	(1,638)	(65,602)
Net loss	$(76,271)	$(82,699)

Basic and diluted weighted average common shares	7,779	4,502
Basic and diluted loss per share:
Loss from continuing operations	$(9.59)	$(3.80)
Loss from discontinued operations	(0.21)	(14.57)
Net loss	$(9.80)	$(18.37)

Selling, general and administrative expense (“SG&A”). SG&A expenses increased by $4.2 million during the nine months ended September 30, 2008 compared to the same period in 2007. This increase was primarily attributable to a $2.9 million increase in bad debt expense as well as increased operating expenses of our foreign operations.  Included in selling, general and administrative expense is non-cash stock-based compensation expense of $2.3 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Research and development expense (“R&D”). During the first nine months of 2008, research and development expenses increased by $1.1 million to $8.1 million compared to $7 million for the same period in 2007.  The increase was primarily a result of increased travel, as well as higher compensation and benefits costs. Included in research and development expense is non-cash stock-based compensation expense of $0.3 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2008 was $5.6 million compared to $5.5 million during the comparable period in 2007.  The slight increase resulted from higher amortization expense related to additions to our intellectual property portfolio, partially offset by a decrease in depreciation expense as a result of certain fixed assets becoming fully depreciated.

Restructuring charges.  During the first three quarters of 2008, we recognized restructuring charges of $3.5 million, primarily representing employee severance costs related to our recently announced plan to reduce selling, general and administrative, research and development and operating expenses.

Asset impairment charges.  During the three quarters ended September 30, 2008, we recognized asset impairment charges of $43.8 million to reduce the carrying values of certain assets to their fair values, and to charge off certain assets that are no longer expected to benefit our ongoing business.  These charges included $25 million for goodwill, $14 million for definite life intangible assets, and $2.8 million for other assets.

Interest expense, net. Our interest expense primarily includes interest costs and amortization of debt issuance costs from our Convertible Note, our Senior Secured Credit Facility, our former 11.875% Senior Secured Notes due 2008, and our former senior secured term credit facility. Net interest expense for the first three quarters of 2008 was $3.4 million compared to $9.0 million for the prior year period.  The 62.2% decrease year over year is attributable primarily to a decrease in our outstanding borrowings, as well as a $1.2 million waiver fee recorded in the second quarter of 2007.

Mark-to-market (losses)/gains.  During the nine months ended September 30, 2008, we recorded mark-to-market losses of $1.8 million, partially offset by mark-to-market gains of $0.8 million, related to changes in the market values of certain bifurcated embedded derivative features of our Convertible Note and our Senior Secured Credit Facility.

Fair value of debt issued in excess of proceeds.  During the nine months ended September 30, 2008, we recorded a one-time charge of $5.7 million representing the excess in fair value granted over the proceeds received from the Convertible Note

Income taxes.  For the nine months ended September 30, 2008, we recognized a net tax benefit of $0.5 million related to our foreign operations.  For the nine months ended September 30, 2007, we did not recognize a tax benefit or provision due to our net operating loss position.

Discontinued operations, net of taxes.  For the nine months ended September 30, 2008, we recorded residual charges totaling $1.6 million related to the disposed slot and table operations.  These residual charges represent additional provisions for doubtful receivables of the disposed units, and additional accruals for table-games related royalties, settlements and legal fees.  During the nine months ended September 30, 2007, discontinued operations charges totaled $65.6 million, including a $38.3 million loss on disposal, net of tax, a $24.7 million charge related to the Webb vs. Mikohn legal settlement, and loss from operations of the discontinued segment of $2.6 million.

Loss per share.  For the nine months ended September 30, 2008, we incurred a loss from continuing operations per fully-diluted share of $9.59 compared to a loss from continuing operations per fully-diluted share of $3.80 for the nine months ended September 30, 2007, based on weighted average shares of 7.8 million and 4.5 million, respectively.  Significant factors contributing to the increase in loss per share from continuing operations were a decline in gross margins of $4.6 million, impairment charges of $43.8 million, restructuring charges of $3.9 million, an increase of $2.7 million in bad debt charges, and charges of $6.7 million related to our Convertible Note and Senior Secured Credit Facility and related derivative features, partially offset by a $5.6 million improvement in net interest expense, and a 73.3% increase in the number of weighted average shares outstanding.

Liquidity and Capital Resources

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At September 30, 2008, the Company had total cash and cash equivalents of $3.6 million and a net working capital deficit of $22.5 million.  The Company generated net losses from operations of $76.3 million during the nine months ended September 30, 2008, and the Company has an accumulated deficit of $321.3 million at September 30, 2008. The Company’s net cash and cash equivalents balance of $3.6 million at September 30, 2008 reflects a decrease of $15.5 million compared to December 31, 2007. This change resulted from net cash used in continuing operating activities of $8.5 million, net cash used in continuing investing activities of $2.1 million related to ongoing investments in intellectual property and property and equipment used in operations, net cash used in financing activities of $2.6 million, including $3.3 million in cash payments for legal, accounting and other advisors related to the Company’s August 15, 2008 debt refinancing, and net cash used in discontinued operations of $2.2 million for payments of certain liabilities related to the disposed slot and table games divisions.

On August 4, 2008, the Company entered into two financing transactions with potential borrowings of $42.5 million.  These transactions include (i) a senior secured credit facility (the “Senior Credit Facility”) of up to $27.5 million with Private Equity Management Group Financial Corporation (“PEM”), and (ii) a $15 million senior secured convertible note offering (the “Convertible Notes”) with International Game Technology (“IGT”). The Senior Credit Facility with PEM consists of a revolving loan of up to $12.5 million and a term loan of $15 million.

The Senior Credit Facility and the Convertible Note include among other requirements, quarterly financial covenants for Adjusted Minimum EBITDA, debt service coverage ratios, tangible net worth and liquidity requirements, as well as restrictions on additional indebtedness and the ability to issue dividends.

In connection with the closing of the Senior Credit Facility, the Company issued to PEM 1 million shares of the Company’ warrants to purchase shares of the Company’s common stock with an exercise price of $8.40 per share.  PEM also received 125,000 shares of the Company’s common stock at the closing (the “Initial Shares”). In connection with the closing of the Convertible Note offering, the Company issued IGT warrants to purchase 68,750 warrants with an exercise price of $8.40 per share and 111,487 warrants with an exercise price of $7.12 per share (the “Initial IGT Warrants”).  On November 15, 2008 IGT received an additional 225,000 warrants with an exercise price of $0.69 and PEM received 112,500 additional shares of the Company’s common stock.

On August 15, 2008, the Company closed and funded the Senior Credit Facility and Convertible Note with PEM and IGT, respectively.  The Company borrowed approximately $16.8 million from PEM, including $15 million from the PEM term loan and $1.8 million under the revolving credit facility. The Company also closed and funded the Convertible Note in the amount of $15 million. The Company used the proceeds along with $2.6 million of cash on hand to repay the $30 million of its 11.875% Senior Secured Notes, accrued interest of $1.1 million and transaction costs of $3.2 million. Subsequent to the closing of these transactions, the Company incurred additional post closing costs related to legal and other fees in excess of $1 million.

On September 29, 2008, the Company announced that it had taken action to reduce annual aggregate selling, general and administrative, research and development and operating expenses by approximately $13 to $15 million, or approximately 25% to 29% of overall expenses. These actions are expected to be completed in the fourth quarter of 2008 and significantly reduce the Company’s cash expenditures. Additionally, Company management has identified certain non-strategic and non-operating assets that could be sold to interested parties and result in cash proceeds sufficient  to cover all or a portion of the working capital deficit and other payments such as the settlement due Hasbro. These potential asset sales will require the consent of PEM and IGT under their respective financing arrangements. There can be no assurances that PEM or IGT will consent to the sale of these assets.

As of September 30, 2008, the Company’s cash and cash equivalents were less than anticipated due to (i) unexpected transaction costs related to the complexities and legal requirements under the PEM Senior Credit Facility and IGT Convertible Note offering, the majority of costs of which the Company paid from existing cash on hand (ii) the Company’s inability to collect under certain customer arrangements, including a large customer located in Asia for approximately $2.5 million and (iii) a decline in the Company’s revenues and cash flows primarily as a result of economic conditions and slower capital spending by customers. Based on these factors, the Company believes it will need additional liquidity to fund its working capital deficit and pay for obligations as they become due in the normal course of business.

Recent macro-economic events, slowness in capital spending, customer credit issues and higher than expected financing transaction costs have left the Company in default with certain covenants under the Senior Credit Facility with PEM and the Convertible Note with IGT. On October 7, 2008, the Company notified PEM and IGT that it believed it was in default with the financial covenants contained within their respective agreements. Also, the Company failed to make a payment due Hasbro in the amount of $1.0 million in September 2008. Hasbro petitioned the court and the court granted a writ of execution requiring that the consent judgment be enforced in the amount of $1.7 million, representing all remaining amounts due under the settlement agreement. The Company is attempting to restructure the payment terms with Hasbro, although there can be no assurance that the parties will come to an agreement regarding such revised terms.

As a result of the aforementioned events of default, the Company is unable to borrow additional amounts under its Senior Credit Facility.  As a result, the Company received a Notice of Acceleration and Demand for Payment under Credit Agreement from PEM.  The Notice demands payment of all obligations in the amount of $16,788,597.97 including accrued and unpaid interest and fees, by November 14, 2008.

    On November 17, 2008, the Company and PEM executed a letter whereby PEM has agreed to forbear from exercising any of PEM’s rights and remedies under the Credit Agreement in regards to the Notice, from day to day, until November 21, 2008 while the Company works on strategic alternatives, including a potential sale of the Company. The letter also indicates that PEM may also terminate the forbearance at their sole discretion at any time upon written notice to the Company.

    In addition to the proposed asset divestitures, the Board of Directors of the Company engaged an investment bank on October 13, 2008 to assist the Company in reviewing strategic alternatives intended to enhance shareholder value. The Company expects to consider and evaluate available alternatives during the strategic review process including, but not limited to, the sale of the Company.

If the Company is unable to secure additional liquidity from operations or from the sale of non-strategic assets or other strategic alternatives including additional financing or a sale of the entity, the Company will be unable to pay for obligations arising in its business and may not be able to continue as a going concern.

Significant components of cash flows from continuing operating activities for the nine months ended September 30, 2008 are as follows:

(Amounts in millions)
Net loss from continuing operations	$(74.7)
Impairment of goodwill and long lived assets	43.8
Fair value of debt issued in excess of proceeds	5.7
Depreciation and amortization	5.6
Provision for bad debts	2.9
Stock based compensation	2.8
Mark-to-market losses	1.0
Amortization of debt discount and issue costs	0.7
Provision for obsolete inventory	0.6
Other, primarily changes in assets and liabilities	3.1
Net cash used in continuing operating activities	$(8.5)

Other significant investing and financing sources (uses) of cash during the nine months ended September 30, 2008 were:

Proceeds from long-term debt and notes payable, net of discount	29.2
Proceeds from short-term borrowings	1.8
Proceeds from issuance of common stock	0.3
Principal payments on notes payable and long-term debt	(30.0)
Debt issuance costs	(3.3)
Investments in property and equipment used in operations	(1.4)
Investments in intangible assets	(0.7)
Cash used to secure corporate credit card account	(0.5)

Strategic Alternatives. On October 13, 2008, the Company issued a press release announcing that the Board of Directors engaged Roth Capital Partners, LLC to assist the Company in a comprehensive review of strategic alternatives intended to enhance shareholder value. The Company expects to consider and evaluate available alternatives during the strategic review process including, but not limited to, the sale of the Company. The Company has not set any timetable for the conclusion of this strategic review and does not intend to comment further publicly with respect to this process unless or until a specific alternative is approved by its Board of Directors. During the process, there may be risks that certain customers, employees, and business partners may react negatively to the uncertainty of the process or in the event the process does not result in any transaction. The pursuit of strategic alternatives may also involve significant expenses and management time and attention, and otherwise disrupt our business. There can be no assurance that the review process will result in the announcement or consummation of any sale or other transaction.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements with unconsolidated entities or other persons.

Capital Expenditures and Other
During the nine months ended September 30, 2008, we invested approximately $1.4 million in property and equipment, primarily for additions to office and computer equipment used in our domestic operations, and expansion of our facilities in Macau.

Critical Accounting Policies
A description of our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company will adopt this statement as of January 1, 2009. We are currently evaluating the impact SFAS No. 141(R) will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FAS 142-3 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will be applied retrospectively to all periods presented. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

In May 2008, FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles.” The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will have a material impact on its consolidated financial statements.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will have a material impact on its consolidated financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

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

No changes in the Company’s internal control over financial reporting have occurred during the Company’s fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not make the $1.0 million payment due in September 2008 under the terms of the settlement agreement. As a result, Hasbro petitioned the United States District Court, District of Rhode Island and the court subsequently granted a writ of execution requiring that the consent judgment be enforced in the amount of $1.7 million, representing the remaining amount due under the settlement agreement. Although, the Company is attempting to restructure the payment terms with Hasbro, there can be no assurance that the parties will come to an agreement regarding such revised terms.

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

On September 30, 2008, our total outstanding debt was approximately $31.8 million which consisted primarily of the outstanding $15 million pursuant to the terms of the Credit Agreement between the Company and PEM, $12.5 million of a revolving loan under the Credit Agreement with PEM, and $15 million pursuant to the terms of the Note and Warrant Purchase Agreement between the Company and IGT (collectively, the “Loans”). We are currently in default on the Loans and do not have sufficient cash to satisfy the obligations therein.

Failure to satisfy the conditions contained in the Loans may result in PEM and/or IGT having the right to foreclose upon the collateral securing that debt. If a foreclosure is effected upon the collateral securing the Loans, our financial viability would be materially and adversely impacted, and we may be forced to negotiate with our lenders regarding a restructuring of the Loans, sell some or all of our assets to satisfy our obligations under the Loans or pursue other alternatives available through formal proceedings, up to and including bankruptcy, any of which would cause our business to suffer, may force us to curtail our operations and may ultimately result in our inability to continue as a going concern.

*Our cash flow from operations and available credit are not sufficient to meet our short-term capital requirements and, as a result, we are dependent upon additional and/or restructured financing, which may not be available.

Historically, we have not generated sufficient cash flow from operations to satisfy our capital requirements and have relied upon debt and equity financing arrangements to satisfy such requirements. Our current cash flows and capital resources are insufficient to meet our short-term debt obligations and commitments, and we may be forced to reduce or delay activities and capital expenditures if we are unable to obtain additional debt or restructure or refinance our current debt. In the event that we are unable to obtain additional debt or restructure or refinance our current debt, we will be left without sufficient liquidity and we will not be able to meet our debt service requirements and repayment obligations. There can be no assurance that future financing arrangements will be available on acceptable terms, or at all. If we are unable to obtain future financing on terms acceptable to us, this will pose a significant risk to our liquidity and our ability to meet operational and other cash requirements.

Additionally, substantially all of our assets are pledged as security to the holders of our outstanding Loans. The ability of our stockholders to participate in the distribution of our assets upon our liquidation or recapitalization will be subject to the prior claims of our secured and unsecured creditors. Any foreclosure of our assets by such creditors will materially reduce the assets available for distribution to our stockholders.

    *We have and expect to continue to have substantial debt and debt service requirements, which could have an adverse impact on our business and the value of our common stock.

Our substantial debt may make it more difficult for us to operate and effectively compete in the gaming industry. The degree to which we and/or one or more of our subsidiaries are leveraged could have important adverse consequences on our value as follows:

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

•	we may be at a competitive disadvantage because we may be more highly leveraged than our competitors and, as a result, more restricted in our ability to invest in our growth and expansion;

•	failure to comply with applicable debt covenants that result in an event of default could result in all of our indebtedness being immediately due and payable; and

•	if new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

Our failure to comply with our debt-related obligations and the related event of default has resulted in an acceleration of our indebtedness with PEM. This in turn could have a material adverse effect on our operations, our revenues and thus our common stock value.

    On November 17, 2008, the Company and PEM executed a letter whereby PEM has agreed to forbear from exercising any of PEM’s rights and remedies under the Credit Agreement in regards to the Notice, from day to day, until November 21, 2008 while the Company works on strategic alternatives, including a potential sale of the Company. The letter also indicates that PEM may also terminate the forbearance at their sole discretion at any time upon written notice to the Company.

Additionally, the covenants governing our indebtedness restrict the operations of our subsidiaries, including, in some cases, limiting the ability of our subsidiaries to make distributions to us, and these limitations could impair or adversely affect the conduct and competitiveness of our current business.

Lastly, we are required by the Loans to offer to repurchase or make certain payments on our debt at times when we may lack the financial resources to do so, such as upon a change of control. These expenditures may materially and adversely affect our liquidity and our ability to maintain or grow our business as payments to satisfy the debt will be diverted away from any investment in the growth of our business, thus potentially affecting the value of our common stock.

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

Our future success is also dependent upon our ability to secure our rights in any new proprietary technology that we develop. We file trademark, copyright and patent applications to protect intellectual property rights for many of our trademarks, proprietary gaming products and improvements to these products. Our failure to obtain protection for our patents and trademarks could cause us to become subject to additional competition and could have a material adverse effect on our future revenues and operations. In addition, any of the patents that we own, acquire or license may be determined to be invalid or otherwise unenforceable and would, in such case, not provide any protection with respect to the associated intellectual property rights.

Our competitors may develop non-infringing products or technologies that adversely affect our future growth and revenues.

It is possible that our competitors will produce proprietary gaming products similar to ours without infringing on our intellectual property rights. We also rely on unpatented proprietary technologies. It is possible that others will independently develop the same or similar technologies or otherwise obtain access to the unpatented technologies upon which we rely for future growth and revenues. In addition, to protect our trade secrets and other proprietary information, we generally require employees, consultants, advisors and strategic partners to enter into confidentiality agreements or agreements containing confidentiality provisions. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Failure to meaningfully protect our trade secrets, know-how or other proprietary information could adversely affect our future growth and revenues.

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

See “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008,  “Part II, Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and “Part II, Item 1. Legal Proceedings” in this Quarterly Report on Form 10-Q for a description of various legal proceedings in which we are or have been involved and developments related to those proceedings.

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

The distribution of gaming products and conduct of gaming operations are extensively regulated by various domestic and foreign gaming authorities. Although the laws of different jurisdictions vary in their technical requirements and are amended from time-to-time, virtually all jurisdictions in which we operate require registrations, licenses, findings of suitability, permits and other approvals, as well as documentation of qualifications, including evidence of the integrity, financial stability and responsibility of our officers, directors, major stockholders and key personnel. If we fail to comply with the laws and regulations to which we are subject, the applicable domestic or foreign gaming authority may impose significant penalties and restrictions on our operations, resulting in a material adverse effect on our revenues and future business. See “Item 1. Business—Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on June 30, 2008, for a description of the regulations that apply to our business.

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

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the Americas, primarily Europe, and Asia, accounted for over half of our consolidated revenue for the quarter ended September 30, 2008. We expect the percentage of our international sales to continue to increase during the remainder of 2008. Accordingly, our future results could be harmed by a variety of factors, including:

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

The market price for our common stock could decline as a result of sales by existing stockholders of large numbers of shares of our common stock or the perception that such sales may occur. Such sales of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate. Of the estimated approximately 8 million shares outstanding on September 30, 2008:

•	approximately 7.9 million shares generally are freely tradable in the public market; and

•	approximately 0.1 million additional shares may be sold by our executive officers and directors subject to compliance with the volume limitations and other restrictions of rule 144.

Additionally, as of September 30, 2008, there were outstanding options, restricted share grants, and warrants to purchase an aggregate of approximately 1.1 million of our shares and we may grant options to purchase up to approximately 290,000 additional shares under our stock option plans. Shares issued on exercise of those instruments would be freely tradable in the public market, except for any that might be acquired by our officers or directors. However, any of those shares that might be acquired by any of our officers and directors could be sold, subject to compliance with the volume limitations and other restrictions of Rule 144.

On August 4, 2008, we entered into definitive agreements for refinancing transactions with PEM and IGT described elsewhere in this quarterly report on Form 10-Q. Upon the closing of the refinancing transactions on August 15, 2008, the $15 million in principal amount of the IGT convertible promissory note was initially be convertible into approximately 2,106,742 shares of our common stock.  We also issued 125,000 new shares of common stock to PEM and warrants to PEM to purchase 125,000 shares of common stock. We also issued warrants to IGT to purchase 180,237 shares of common stock.  On November 15, 2008 we were required to issue an additional 112,500 shares of common stock to PEM and warrants for an additional 225,000 shares of our common stock to IGT in certain circumstances . Based upon the approximately 8 million shares of common stock outstanding on September 30, 2008, if the maximum amount of the IGT convertible promissory note is converted, the maximum amount of our common stock issuable pursuant to the refinancing transactions is issued and the maximum amount of all the warrants to be issued pursuant to the refinancing transactions are exercised (subject to the assumptions indicated above), we will have up to approximately 10.6 million shares outstanding, representing a potential increase of approximately 33.0% in the number of shares outstanding on September 30, 2008.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of then-existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, up to 625,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders’ interest. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Repurchases of Equity Securities

The following table summarizes purchases of equity securities by the issuer and affiliated purchasers for the three months ended September 30, 2008:

				(d) Maximum Number (or
			(c) Total Number of	approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part of	Units) that May Yet
	(a) Total Number	(b) Average Price	Publicly Announced	Be Purchased Under
	of Shares (or Units	Paid per Share	Plans or	the Plans for
Period	Purchased)(1)	(or Unit)	Programs(2)	Programs
Beginning balance			21,975	$2,000,000
July 2008	—	—	—
August 2008	17,571	$5.75	17,413
September 2008	1,609	$5.75	—
Ending balance			39,388	$2,000,000

(1)
Represents 1,767 shares withheld for income tax purposes at the time of issuance of vested restricted stock awards, and 17,413 shares purchased on the open market as part of the publicly announced stock repurchase program.

(2)           On August 13, 2002 our Board of Directors authorized the purchase of up to $2 million of our common stock. Since the authorization of the plan, we have purchased approximately 39,388 shares of our common stock for an approximate aggregate of $584,000.

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
November 17, 2008